Form 10-Q
period 1997-06-30
CAL DIVE INTERNATIONAL INC
filed 1997-08-14
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       __________________________________

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities
                              Exchange Act of 1934
                  for the quarterly period ended June 30, 1997

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
           For the transition period from _____________ to ____________

                       ----------------------------------
                         Commission File Number: 0-22739
                       ----------------------------------

                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Minnesota                                  95-3409686
 (State of Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)

                          400 N. Sam Houston Parkway E.
                                    Suite 400
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 618-0400
                         (Registrants telephone number,
                              Including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     At August 14, 1997 there were 14,502,831 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

Part I. Financial Information                                  Page

Item 1. Financial Statements

Consolidated Balance Sheets -

     June 30, 1997 and December 31, 1996.........................1

Consolidated Statements of Operations -

     Three Months Ended June 30, 1997 and
        June 30, 1996............................................2

     Six Months Ended June 30, 1997 and
        June 30, 1996............................................3

Consolidated Statements of Cash Flows -

     Six Months Ended June 30, 1997 and
      June 30, 1996..............................................4

Notes to Consolidated Financial Statements.......................5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................7

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K........................11

Signatures......................................................12

                          Part I. Financial Statements

Item 1.  Financial Statements

                  Cal Dive International, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                 (in thousands)

                                                           June 30,               Dec. 31,
                                                             1997                   1996
                                                          ----------             ----------
                      ASSETS                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $    624               $    204
    Accounts receivable --
         Trade, net of revenue allowance
              on gross amounts billed of
              $921 and $1,021 ..........................     12,844                 18,849
         Unbilled ......................................     13,158                  7,364
    Other current assets ...............................      4,533                  2,755
                                                          ----------             ----------
            Total current assets .......................     31,159                 29,172
                                                          ----------             ----------
PROPERTY AND EQUIPMENT .................................     69,476                 61,466
    Less - Accumulated depreciation ....................    (16,104)               (13,260)
                                                          ----------             ----------
                                                             53,372                 48,206
                                                          ----------             ----------
OTHER ASSETS:
    Cash deposits restricted for salvage
         operations ....................................      5,411                  5,234
    Loan acquisition costs and other
         assets, net ...................................        236                    444
                                                          ----------             ----------
                                                           $ 90,178               $ 83,056
                                                          ==========             ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...................................   $ 10,610               $  9,909
    Accrued liabilities ................................      4,383                  5,758
    Income taxes payable ...............................      1,804                     94
                                                          ----------             ----------
         Total current liabilities .....................     16,797                 15,761
LONG-TERM DEBT .........................................     20,000                 25,000
DEFERRED INCOME TAXES ..................................      6,525                  5,417
DECOMMISSIONING LIABILITIES ............................      5,100                  6,034
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, no par, 20,000 shares
         authorized, 18,448 shares issued
         and outstanding ...............................     13,212                  9,093
    Retained earnings ..................................     32,295                 25,806
    Treasury stock, 6,821 and 7,349 shares, at cost ....     (3,751)                (4,055)
                                                          ----------             ----------
         Total shareholders' equity ....................     41,756                 30,844
                                                          ----------             ----------
                                                           $ 90,178               $ 83,056
                                                          ==========             ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiary
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                           Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
                                                               (unaudited)
NET REVENUES:
    Subsea and salvage ................................. $25,258        $15,078
    Natural gas and oil production .....................   3,370          2,527
                                                         -------        -------
                                                          28,628         17,605

COST OF SALES:
    Subsea and salvage .................................  17,322         10,660
    Natural gas and oil production .....................   2,024          1,448
                                                         -------        -------
         Gross profit ..................................   9,282          5,497
                                                         -------        -------
SELLING AND ADMINISTRATIVE EXPENSES:
    Selling expenses ...................................     349            289
    Administrative expenses ............................   1,613          1,359
                                                         -------        -------
         Total selling and administrative expenses .....   1,962          1,648
                                                         -------        -------
INCOME FROM OPERATIONS .................................   7,320          3,849

OTHER INCOME AND EXPENSE:
    Interest expense, net ..............................     299             30
    Other (income) expense, net ........................      18             15
                                                         -------        -------
INCOME BEFORE INCOME TAXES .............................   7,003          3,804
    Provision for income taxes .........................   2,399          1,401
                                                         -------        -------
NET INCOME ............................................. $ 4,604        $ 2,403
                                                         =======        =======
EARNINGS PER SHARE ..................................... $  0.40        $  0.22
                                                         =======        =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............  11,570         11,099
                                                         =======        =======
The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiary
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                            Six Months Ended
                                                                 June 30,
                                                        ---------------------
                                                          1997           1996
                                                        -------       -------
                                                              (unaudited)
NET REVENUES:
    Subsea and salvage ................................ $38,846       $23,793
    Natural gas and oil production ....................   8,226         4,996
                                                        -------       -------
                                                         47,072        28,789

COST OF SALES:
    Subsea and salvage ................................  28,103        17,297
    Natural gas and oil production ....................   4,265         2,847
                                                        -------       -------
         Gross profit .................................  14,704         8,645
                                                        -------       -------
SELLING AND ADMINISTRATIVE EXPENSES:
    Selling expenses ..................................     710           573
    Administrative expenses ...........................   3,468         2,522
                                                        -------       -------
         Total selling and administrative expenses ....   4,178         3,095
                                                        -------       -------
INCOME FROM OPERATIONS ................................  10,526         5,550

OTHER INCOME AND EXPENSE:
    Interest expense, net .............................     617            94
    Other (income) expense, net .......................      32            26
                                                        -------       -------
INCOME BEFORE INCOME TAXES ............................   9,877         5,430
    Provision for income taxes ........................   3,388         1,870
                                                        -------       -------
NET INCOME ............................................ $ 6,489       $ 3,560
                                                        =======       =======
EARNINGS PER SHARE .................................... $  0.57       $  0.32
                                                        =======       =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ............  11,336        11,099
                                                        =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                              -----------------
                                                               1997       1996
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ........................................... $  6,489     $ 3,560
    Adjustments to reconcile net income to net cash
      provided by operating activities --
         Depreciation and amortization ...................    3,522       1,970
         Deferred income taxes ...........................    1,108         403
         Gain on sale of property ........................     (464)          0
    Changes in operating assets and liabilities:
         Accounts receivable, net ........................      211      (5,145)
         Other current assets ............................   (1,778)       (616)
         Accounts payable and accrued liabilities ........     (674)      1,217
         Income taxes payable/receivable .................    1,710         767
         Other noncurrent, net ...........................      125          64
                                                           --------     --------
            Net cash provided by operating activities ....   10,249       2,220
                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .................................  (10,159)     (1,398)
    Purchase of deposits restricted for salvage operations     (177)       (199)
    Proceeds from sale of property .......................    1,084           0
                                                           --------     --------
            Net cash used in investing activities ........   (9,252)     (1,597)
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of treasury stock, net of transaction costs .....    4,423           0
    Borrowings under term loan facility ..................    6,700       4,600
    Repayments of long-term debt .........................  (11,700)     (4,900)
                                                           --------     --------
            Net cash used in financing activities ........     (577)       (300)
                                                           --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      420         323
CASH AND CASH EQUIVALENTS:
    Balance, beginning of period .........................      204         159
                                                           --------     --------
    Balance, end of period ............................... $    624     $   482
                                                           ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                   CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its wholly owned subsidiary, Energy Resource Technology, Inc. All significant intercompany accounts and transactions have been eliminated. These financial statements, which are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 dated July 1, 1997.

NOTE 2 - EARNINGS PER SHARE

Net income per share is calculated by dividing net income by the weighted average common shares outstanding for the applicable period. Outstanding stock options are common stock equivalents but are excluded from earnings per share as the effects were immaterial.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement replaces APB Opinion No. 15 and establishes standards for computing and presenting earnings per share. The Company is required to adopt this standard for the year ended December 31, 1997. Management believes adoption of this standard will not have a material effect on the Company's reported earnings per share amounts.

NOTE 3 - SHAREHOLDERS' EQUITY

On April 11, 1997 Coflexip acquired approximately 3.7 million shares of the Company's stock, consisting of 3.2 million shares sold by management and First Reserve Funds and 528,541 shares sold by the Company, each at a price of $9.46 per share. Coflexip and the Company have formed a strategic alliance to jointly pursue Deepwater opportunities in the Gulf of Mexico. The Company had previously, in February of 1997, contracted with Coflexip to acquire two ROVs at published retail prices. As part of the April 11 transaction Coflexip also agreed to accept 528,541 shares of the Company's common stock as payment for the ROVs.

NOTE 4 - SUBSEQUENT EVENTS

The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 4.1 million shares (including exercise of the full over-allotment option) at $15 per share. Of the 4.1 million shares, 2,875,000 shares were sold by the Company and 1,265,000 shares were sold by First Reserve Funds. Net proceeds to the Company from the offering were approximately $40.1 million, net of underwriting discounts and commissions. The Company utilized $20.0 million of the proceeds to retire all of its outstanding long-term indebtedness. The following unaudited pro forma balance sheet as of June 30, 1997 gives effect to the July 7, 1997 sale as if it had been consummated as of June 30, 1997.

                                     Actual,                         Pro Forma,
                                  JUNE 30, 1997     ADJUSTMENTS    JUNE 30, 1997
                                  -------------     -----------    -------------
Current assets ...................  $ 31,159          $20,106       $ 51,265
Property and equipment ...........    53,372             --           53,372
Other assets .....................     5,647             --            5,647
Current liabilities ..............   (16,797)            --          (16,797)
Total bank debt ..................   (20,000)          20,000           --
Other liabilities ................   (11,625)            --          (11,625)
                                    --------          -------       --------

     Shareholders' equity ........  $ 41,756          $40,106       $ 81,862
                                    ========          =======       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

      This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, margins, the Company's business strategy, plans for future operations, and the industry conditions. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

      REVENUES. During the three months ended June 30, 1997, the Company's revenues increased 63% to $28.6 million compared to $17.6 million for the three months ended June 30, 1996. The Subsea and Salvage segment contributed 92% of the increase with the Natural Gas and Oil Production segment providing the remaining 8%. Approximately half of the increase was due to the addition of the Dynamically Positioned MSV UNCLE JOHN. Additionally, the CAL DIVER V completed a large construction project during the quarter which represented 11% of consolidated second quarter revenues.

      Natural gas and oil production revenue for the three months ended June 30, 1997 was $3.4 million as compared to $2.5 million for the three months ended June 30, 1996. Production increased due to five blocks acquired during the second half of 1996. This was offset partially by lower gas prices which averaged $2.01/Mcf during the three months ended June 30, 1997 as compared to $2.33/Mcf for the three months ended June 30, 1996. Also contributing to the increased revenue was a book gain on the sale of two blocks during the second quarter of 1997.

      GROSS PROFIT. Gross profit increased $3.8 million, or 69%, from $5.5 million for the three months ended June 30, 1996, to $9.3 million for the three months ended June 30, 1997. The addition of the UNCLE JOHN contributed $1.7 million of the increase with the balance due mainly to improved rates on surface diving projects from the Company's four point moored vessels.

      Natural gas and oil production gross profit was $1.3 million for the three months ended June 30, 1997, as compared to $1.1 million during the same period in the prior year. As discussed above the gain on the sale of properties and increased production from the property acquisitions was offset by a decline in average gas prices.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $300,000, or 19%, to $2.0 million for the three months ended June 30, 1997, as compared to $1.7 million during the same period in the prior year. The majority of the increase is due to the addition of a number of experienced technical personnel to support the new deepwater technical services group.

      NET INTEREST. Net interest expense increased from $30,000 for the three months ended June 30, 1996, to $299,000 for the three months ended June 30, 1997. This increase was due to borrowings incurred in conjunction with the acquisitions of two DP vessels, the BALMORAL SEA and UNCLE JOHN, and offshore properties added during the second half of 1996. Borrowings under the Revolving Credit Agreement averaged $18.9 million during the second quarter of 1997 as compared to $5.3 million during the second quarter of 1996.

      INCOME TAXES. Income taxes of $2.4 million for the three months ended June 30, 1997, increased over the comparable prior year period due to increased margins and profitability.

      NET INCOME. Net income of $4.6 million for the three months ended June 30, 1997 was $2.2 million, or 92%, more than the comparable period in 1996 as a result of factors described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      REVENUES. Consolidated revenues of $47.1 million for the first half of 1997 was 64% more than the $28.8 million earned during the first half of 1996 due primarily to the addition of DP vessels, improved demand for traditional subsea services and increased natural gas and oil production. The addition of the BALMORAL SEA in April, 1996 and the UNCLE JOHN in November, 1996 caused revenues from DP vessels to increase 102% to $20.0 million for the six months ended June 30, 1997 as compared to the comparable prior year period. Stronger market conditions for 4-Point surface diving and the supply boats, along with the DP vessels, offset the fact that seven vessels were out of service for a combined 40 weeks during the first half of 1997 for regulatory inspections, preventative maintenance and/or vessel upgrades. During the first half of 1996 only one such vessel came out of service for any significant length of time.

      Natural gas and oil production was $8.2 million for the first half of 1997 as compared to $5.0 million for the first half of 1996. The 1997 revenue benefited from the Company's 1996 well enhancement efforts and also includes a book gain from the sale of two properties during the second quarter of 1997. Average gas sales prices improved slightly in the first half of 1997 to $2.48/Mcf as compared to $2.40/Mcf during the comparable period in 1996.

      GROSS PROFIT. Gross profit increased by $6.1 million, or 70%, from $8.6 million in the first half of 1996 to $14.7 million in the first half of 1997. The additions of the UNCLE JOHN and BALMORAL SEA, along with improved rates on the Witch Queen made up approximately half of the increase. The remaining increase was due to improved demand for traditional subsea services and increased natural gas and oil production. Subsea and salvage margins remained constant as an unusually active 1997 Maintenance Program took seven vessels out of service for a combined 40 weeks undergoing regulatory inspections or repairs and upgrades. As a result, Subsea and salvage repair costs were $3.2 million compared to $1.3 million in the first half of 1996.

      Natural gas and oil production gross profit was $4.0 million for the six months ended June 30, 1997 as compared to $2.1 million for the comparable prior period. The increase was due to the acquisition of five blocks during the second half of 1996 and the gain recorded on the sale of two properties during the second quarter of 1997.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 35% to $4.2 million in the six months ended June 30, 1997 as compared to the first half of 1996. The increase is due to the addition of new personnel to support the Company's deepwater strategy and growth in its base business. The remainder of the increase is due to the ERT incentive compensation whereby key management personnel share in the improved earnings of the natural gas and oil production segment.

      NET INTEREST. Net interest expense increased from $94,000 for the six months ended June 30, 1996, to $617,000 for the six months ended June 30, 1997. This increase was due to borrowings incurred in conjunction with the vessel and property during the second half of 1996. Borrowings under the Revolving Credit Agreement averaged $20.1 million during the first half of 1997 as compared to $5.9 million during the first half of 1996.

      INCOME TAXES. Income taxes were $3.4 million for the first half of 1997 as compared to $1.9 million for the comparable prior year period. The increase was due to the Company's increased profitability. Higher depreciation related to the new DP vessels has resulted in a reduction of the amount of cash taxes paid in the period and also a corresponding increase in deferred tax liability.


      NET INCOME. Net income increased 82% to $6.5 million in the six months ended June 30, 1997 as compared to $3.6 million in the first half of 1996 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities principally from internally generated cash flow. As of June 30, 1997, the Company had $14.4 million of working capital. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $40.1 million, net of underwriting discounts and commissions. The Company utilized $20.0 million of the proceeds to retire all of its outstanding long-term indebtedness. Pro forma working capital as of June 30, 1997, giving effect to the closing of the IPO on July 7, 1997 is $34.5 million, including $20.7 million of cash and cash equivalents. Additionally, upon completion of the July 7, 1997 stock sale the Company has available all of a $40.0 million Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.


      OPERATING ACTIVITIES. Net cash provided by operating activities was $10.2 million in the six months ended June 30, 1997, as compared to $2.2 million provided in the six months ended June 30, 1996. This increase is primarily the result of increased profitability of the Company. Depreciation and amortization increased as a result of vessel and natural gas and oil properties acquisitions, acquisitions which also caused an increase in deferred taxes.

      The Company experienced improved collections of its billed accounts receivable during the first half of 1997 as compared to the comparable prior year period. Total accounts receivable remained virtually unchanged at June 30, 1997 as compared to December 31, 1996. However, the mix between billed and unbilled shifted significantly resulting in a larger portion of total accounts receivable being unbilled as of June 30, 1997 as compared to December 31, 1996. This was primarily the result of several large, turnkey projects ongoing as of June 30, 1997.

      INVESTING ACTIVITIES. The Company incurred $10.2 million of capital expenditures during the first half of 1997. Nearly half of this amount was for the acquisition of two ROVs from Coflexip with a majority of the remaining balance representing costs associated with installation of a derrick on the UNCLE JOHN. During the second quarter of 1997, the Company sold two offshore natural gas and oil properties for approximately $1.0 million. This transactions has been structured as a Section 1031 "Like Kind" exchange for tax purposes. Accordingly, the cash received was restricted as of June 30, 1997, to be used for the acquisition of additional natural gas and oil properties. The amount is included in other current assets on the accompanying consolidated balance sheet.

      FINANCING ACTIVITIES. During the six months ended June 30, 1997, the Company repaid $5.0 million, net of its borrowings under its Revolving Credit Agreement with Fleet Capital Corporation. As discussed above, subsequent to June 30, 1997, the Company paid off the remaining $20.0 million outstanding on July 7, 1997, with proceeds from the initial public offering.

      CAPITAL COMMITMENTS. The Company does not have any material commitments for capital expenditures for the next year. However, as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels, acquire other assets such as the ROV purchase from Coflexip, as well as seeking to buy additional natural gas and oil properties.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

      The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings would not have a material adverse effect on its consolidated financial position, results of operations or net cash flows.

Item 6.   Exhibits and Reports on Form 8-K

      (a)Exhibits -

         Exhibit 27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

      (b)Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CAL DIVE INTERNATIONAL, INC.

Date:  August 14, 1997                     By: /s/  S.JAMES NELSON
                                               S. James Nelson,
                                               Executive Vice President
                                               and Chief Financial Officer

Date:  August 14, 1997                     By: /s/  A. WADE PURSELL
                                               A. Wade Pursell,
                                               Vice President-Finance
                                               and Chief Accounting Officer