Form 10-Q
period 1997-09-30
CAL DIVE INTERNATIONAL INC
filed 1997-11-14
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       __________________________________

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities
                              Exchange Act of 1934
                  for the quarterly period ended September 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     At November 7, 1997 there were 14,524,831 shares of common stock, no par value outstanding.

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements


                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   Sept. 30,                Dec. 31,
                                                                                                      1997                   1996
                                                                                                   ---------               --------
                 ASSETS                                                                           (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents .....................................................              $  12,984               $    204
      Accounts receivable --
           Trade, net of revenue allowance
                on gross amounts billed of
                $1,590 (unaudited) and $1,021 .......................................                 19,910                 18,849
           Unbilled .................................................................                  9,585                  7,364
      Other current assets ..........................................................                  5,886                  2,755
                                                                                                   ---------               --------
                Total current assets ................................................                 48,365                 29,172
                                                                                                   ---------               --------
PROPERTY AND EQUIPMENT ..............................................................                 77,996                 61,466
      Less - Accumulated depreciation ...............................................                (17,990)               (13,260)
                                                                                                   ---------               --------
                                                                                                      60,006                 48,206
                                                                                                   ---------               --------
OTHER ASSETS:
      Cash deposits restricted for salvage
           operations ...............................................................                  5,447                  5,234
      Loan acquisition costs and other
           assets, net ..............................................................                    586                    444
                                                                                                   ---------               --------
                                                                                                   $ 114,404               $ 83,056
                                                                                                   =========               ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..............................................................              $  10,093               $  9,909
      Accrued liabilities ...........................................................                  5,094                  5,758
      Income taxes payable ..........................................................                    461                     94
                                                                                                   ---------               --------
           Total current liabilities ................................................                 15,648                 15,761
LONG-TERM DEBT ......................................................................                      0                 25,000
DEFERRED INCOME TAXES ...............................................................                  8,525                  5,417
DECOMMISSIONING LIABILITIES .........................................................                  5,100                  6,034
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Common stock, no par, 20,000 shares
           authorized, 21,345 and 18,448 shares issued
           and outstanding ..........................................................                 52,603                  9,093
      Retained earnings .............................................................                 36,279                 25,806
      Treasury stock, 6,820 and 7,349 shares, at cost ...............................                 (3,751)                (4,055)
                                                                                                   ---------               --------
           Total shareholders' equity ...............................................                 85,131                 30,844
                                                                                                   ---------               --------
                                                                                                   $ 114,404               $ 83,056
                                                                                                   =========               ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    Three Months Ended September 30,
                                                                                                   ---------------------------------
                                                                                                     1997                    1996
                                                                                                   --------                --------
                                                                                                (unaudited)
NET REVENUES:
      Subsea and salvage ...........................................................               $ 25,480                $ 20,747
      Natural gas and oil production ...............................................                  3,379                   3,159
                                                                                                   --------                --------
                                                                                                     28,859                  23,906
COST OF SALES:
      Subsea and salvage ...........................................................                 18,639                  14,393
      Natural gas and oil production ...............................................                  1,801                   2,005
                                                                                                   --------                --------
           Gross profit ............................................................                  8,419                   7,508
                                                                                                   --------                --------
SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses .............................................................                    319                     320
      Administrative expenses ......................................................                  2,189                   1,792
                                                                                                   --------                --------
           Total selling and administrative expenses ...............................                  2,508                   2,112
                                                                                                   --------                --------
INCOME FROM OPERATIONS .............................................................                  5,911                   5,396

OTHER INCOME AND EXPENSE:
      Interest (income) expense, net ...............................................                   (242)                    223
      Other (income) expense, net ..................................................                     13                      (6)
                                                                                                   --------                --------
INCOME BEFORE INCOME TAXES .........................................................                  6,140                   5,179
      Provision for income taxes ...................................................                  2,157                   1,767
                                                                                                   --------                --------
NET INCOME .........................................................................               $  3,983                $  3,412
                                                                                                   ========                ========
EARNINGS PER SHARE .................................................................               $   0.27                $   0.31
                                                                                                   ========                ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .........................................                 14,812                  11,099
                                                                                                   ========                ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     Nine Months Ended September 30,
                                                                                                      ------------------------------
                                                                                                        1997                  1996
                                                                                                      -------                -------
                                                                                                            (unaudited)

NET REVENUES:
      Subsea and salvage .............................................................                $64,326                $44,540
      Natural gas and oil production .................................................                 11,605                  8,149
                                                                                                      -------                -------
                                                                                                       75,931                 52,689

COST OF SALES:
      Subsea and salvage .............................................................                 46,741                 31,690
      Natural gas and oil production .................................................                  6,066                  4,847
                                                                                                      -------                -------
           Gross profit ..............................................................                 23,124                 16,152
                                                                                                      -------                -------
SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses ...............................................................                  1,028                    893
      Administrative expenses ........................................................                  5,657                  4,315
                                                                                                      -------                -------
           Total selling and administrative expenses .................................                  6,685                  5,208
                                                                                                      -------                -------

INCOME FROM OPERATIONS ...............................................................                 16,439                 10,944

OTHER INCOME AND EXPENSE:
      Interest expense, net ..........................................................                    374                    316
      Other (income) expense, net ....................................................                     45                     20
                                                                                                      -------                -------
INCOME BEFORE INCOME TAXES ...........................................................                 16,020                 10,608
      Provision for income taxes .....................................................                  5,547                  3,637
                                                                                                      -------                -------
NET INCOME ...........................................................................                $10,473                $ 6,971
                                                                                                      =======                =======
EARNINGS PER SHARE ...................................................................                $  0.82                $  0.63
                                                                                                      =======                =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...........................................                 12,831                 11,099
                                                                                                      =======                =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     Nine Months Ended September 30,
                                                                                                     ------------------------------
                                                                                                       1997                  1996
                                                                                                     --------              --------
                                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................................................             $ 10,473              $  6,971
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ...............................................                5,424                 3,367
           Deferred income taxes .......................................................                3,108                   403
           Gain on sale of property ....................................................                 (464)                 --
      Changes in operating assets and liabilities:
           Accounts receivable, net ....................................................               (3,282)               (9,934)
           Other current assets ........................................................               (3,131)                 (658)
           Accounts payable and accrued liabilities ....................................                 (480)                4,070
           Income taxes payable/receivable .............................................                  367                 1,434
           Other non-current, net ......................................................                  489                   224
                                                                                                     --------              --------
                Net cash provided by operating activities ..............................               12,504                 5,877
                                                                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .............................................................              (18,214)              (21,666)
      Purchase of deposits restricted for salvage operations ...........................                 (213)                 (235)
      Restricted cash ..................................................................               (1,196)                 --
      Proceeds from sale of property ...................................................                1,084                     6
                                                                                                     --------              --------
                Net cash used in investing activities ..................................              (18,539)              (21,895)
                                                                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock, net of transaction costs ...................................               39,456                  --
      Sale of treasury stock, net of transaction costs .................................                4,359                  --
      Borrowings under term loan facility ..............................................                6,700                21,600
      Repayments of long-term debt .....................................................              (31,700)               (4,900)
                                                                                                     --------              --------
                Net cash used in financing activities ..................................               18,815                16,700
                                                                                                     --------              --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................               12,780                   682
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period .....................................................                  204                   159
                                                                                                     --------              --------
      Balance, end of period ...........................................................             $ 12,984              $    841
                                                                                                     ========              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its wholly owned subsidiaries, Energy Resource Technology, Inc. and Cal Dive Offshore, Ltd. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Prospectus filed on Form S-1 on July 1, 1997.


NOTE 2 - EARNINGS PER SHARE

Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period, adjusted to give effect to the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds. Fully diluted earnings per share is not presented as the dilutive effect is not material.

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

NOTE 3 - SHAREHOLDERS' EQUITY

The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 4.1 million shares at $15 per share. Of the 4.1 million shares, 2,875,000 shares were sold by the Company and 1,265,000 shares were sold by First Reserve Funds. Net proceeds to the Company from the offering were approximately $39.5 million, net of underwriting discounts and issuance costs. The Company utilized $20.0 million of the proceeds to retire all of its then outstanding long-term indebtedness.

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



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        REVENUES. During the three months ended September 30, 1997, the Company's revenues increased 21% to $28.9 million compared to $23.9 million for the three months ended September 30, 1996 with the Subsea and Salvage segment contributing virtually all of the increase. The addition of the DPMSV UNCLE JOHN provided $5.0 million of revenue for the three months ended September 30, 1997 (the vessel was placed into service in October, 1996). Two unusual events - a lightning strike on the WITCH QUEEN and an electrical fire onboard the CAL DIVER II - put these two vessels out of service a combined six weeks during the quarter, reducing revenue by approximately $2.0 million. This reduction was offset by higher rates experienced from high demand for shallow water diving services.

        Natural gas and oil production revenue for the three months ended September 30, 1997 was $3.4 million as compared to $3.2 million for the three months ended September 30, 1996. Production increased from 1.2 Bcf to 1.4 Bcf due to five blocks acquired during the second half of 1996. Average gas prices increased slightly for the third quarter 1997 as compared to the comparable prior year period.

        GROSS PROFIT. Gross profit increased approximately $900,000, or 12%, from $7.5 million for the three months ended September 30, 1996, to $8.4 million for the three months ended September 30, 1997. The addition of the UNCLE JOHN contributed approximately $500,000 of the increase although at relatively low margins due to difficulties encountered on a large construction project. Overall Subsea and Salvage margins were down 1% from the third quarter of 1996 due to the difficulties experienced by the UNCLE JOHN and the aforementioned unusual events (lightning strike and electrical fire).

        Natural gas and oil production gross profit was $1.6 million for the three months ended September 30, 1997, as compared to $1.2 million during the same period in the prior year due mainly to the increase in average gas prices and successful well work at two of the properties.

        SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $400,000, or 19%, to $2.5 million for the three months ended September 30, 1997, as compared to $2.1 million during the same period in the prior year. The majority of the increase is due to the addition of a number of experienced technical personnel to support the newly formed Deepwater Technical Services group.

        NET INTEREST. The Company reported net interest income of $242,000 for the three months ended September 30, 1997 in contrast to net interest expense of $223,000 for the three months ended September 30, 1996. This improvement was due to the Company paying off all outstanding debt with proceeds from its initial public offering of common stock in July 1997. Borrowings under the Revolving Credit Agreement averaged $1.3 million during the third quarter of 1997 as compared to $16.5 million during the third quarter of 1996.

        INCOME TAXES. Income taxes increased to $2.2 million for the three months ended September 30, 1997, compared to $1.8 million in the prior year period due to increased profitability.

        NET INCOME. Net income of $4.0 million for the three months ended September 30, 1997 was $600,000, or 17%, more than the comparable period in 1996 as a result of factors described above. Earnings per share decreased by $0.04 due to the additional shares issued in conjunction with the Company's initial public offering of common stock (IPO) funds which have yet to be converted to revenue generating assets.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        REVENUES. Consolidated revenues of $75.9 million for the first three quarters of 1997 were 44% more than the $52.7 million reported during the first three quarters of 1996 due primarily to the addition of DP vessels, improved demand for traditional subsea services and increased natural gas and oil production. Revenues from DP vessels increased 89% to $30.8 million for the nine months ended September 30, 1997 as compared to the comparable prior year period due to the full year operations of the Balmoral Sea and Uncle John (vessels placed in service in April and October, 1996, respectively. This increase, combined with stronger market conditions for surface diving and supply boats offset the fact that seven vessels were out of service for a combined 40 weeks during the first two quarters of 1997 for regulatory inspections, preventative maintenance and/or vessel upgrades in addition to the six weeks of downtime experienced during the third quarter from the lightning strike and electrical fire. During the first three quarters of 1996 only one such vessel was out of service for any significant length of time.

        Natural gas and oil production was $11.6 million for the first three quarters of 1997 from 12 properties as compared to $8.1 million for the comparable period in 1996 from nine properties. The 1997 revenue benefited from prior year well enhancement efforts and also includes a book gain from the sale of two properties during the second quarter of 1997. Average gas sales prices improved slightly in the first three quarters of 1997 compared to the comparable period in 1996.

        GROSS PROFIT. Gross profit increased by $7.0 million, or 43%, from $16.2 million in the first three quarters of 1996 to $23.1 million in the first three quarters of 1997. The addition of the UNCLE JOHN and BALMORAL SEA into the Company's fleet made up approximately half of the increase with the remainder due to improved demand for traditional subsea services and increased natural gas and oil production. Subsea and Salvage margins were down slightly (1%) despite encountering difficulties on a large construction project in the third quarter and a 1997 regulatory inspection and maintenance program which took Subsea and Salvage repair costs to $4.8 million compared to $2.1 million in the first three quarters of 1996.

        Natural gas and oil production gross profit was $5.5 million for the nine months ended September 30, 1997 as compared to $3.3 million for the comparable prior period. The increase was due to the acquisition of five blocks during the second half of 1996 and the gain recorded on the sale of two properties during the second quarter of 1997.

        SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 28% to $6.7 million in the nine months ended September 30, 1997 as compared to the first three quarters of 1996. The increase is due to the addition of new personnel to support the Company's deepwater strategy and growth in its base business. The remainder of the increase is due to the ERT incentive compensation program whereby key management personnel share in the improved earnings of the natural gas and oil production segment. Selling and administrative expenses were 9% of 1997 third quarter revenues, an improvement from 10% in the same period of 1996.

        NET INTEREST. Net interest expense was roughly the same: $316,000 for the nine months ended September 30, 1996, compared to $374,000 for the nine months ended September 30, 1997. Borrowings related to vessel and property acquisitions during the second half of 1996 were offset by the reduction of debt resulting from proceeds received from the IPO. Borrowings under the Revolving Credit Agreement averaged $13.8 million during the first three quarters of 1997 as compared to $9.4 million during the first three quarters of 1996.

        INCOME TAXES. Income taxes were $5.5 million for the first three quarters of 1997 as compared to $3.6 million for the comparable prior year period. The increase was due to the Company's increased profitability. Higher depreciation related to the newly acquired DP vessels has resulted in a reduction of the amount of cash taxes paid in the period and also a corresponding increase in the deferred tax liability.

        NET INCOME. Net income increased 50% to $10.5 million in the nine months ended September 30, 1997 as compared to $7.0 million in the first three quarters of 1996 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically funded its operating activities principally from internally generated cash flow. As of September 30, 1997, the Company had $32.7 million of working capital and $13 million of cash on hand after the purchase of the SEA SORCERESS. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures of $18.5 million during the nine months ended September 30, 1997, and to repay all outstanding long-term indebtedness. Additionally the Company has available all of a $40.0 million Revolving Credit Agreement. On October 27, 1997, the Company closed on the acquisition of interests in two offshore natural gas and oil properties and assumption of the responsibility to decommission the properties in full compliance with all governmental regulations. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

        OPERATING ACTIVITIES. Net cash provided by operating activities was $12.5 million in the nine months ended September 30, 1997, as compared to $5.9 million provided in the nine months ended September 30, 1996. This increase was primarily the result of increased profitability and depreciation and amortization as a result of vessel and natural gas and oil properties acquisitions.

        The Company experienced improved collections of its billed accounts receivable during the first three quarters of 1997 as compared to the comparable prior year period. Total accounts receivable increased $3.3 million at September 30, 1997 as compared to December 31, 1996 due to seasonality in the Company's business. Weather conditions in the Gulf of Mexico are typically better in the second and third quarters versus the fourth quarter which directly impacts the Company's utilization and revenue, causing a corresponding increase in accounts receivable.

        INVESTING ACTIVITIES. The Company incurred $18.5 million of capital expenditures during the first three quarters of 1997. During the third quarter, the Company acquired a 374 foot by 104 foot ice-strengthened vessel (the DSV SEA SORCERESS). The Company plans an extensive upgrade program during 1998 to add power, dynamic positioning and a 200 ton crane so that the vessel can be used for J-lay, reeled product lay and similar deepwater heavy construction tasks. The conversion will be a joint effort between the Company and its strategic partner, Coflexip Stena offshore, with funding of the Company's 50% portion expected to come from cash flow from operations. Nearly half of the remaining capital expenditures were for the acquisition of two ROVs from Coflexip with the remaining balance representing principally the costs associated with installation of a derrick on the UNCLE JOHN.

        During the second quarter of 1997, the Company sold two offshore natural gas and oil properties for approximately $1.0 million. These transactions were structured as a Section 1031 "Like Kind" exchange for tax purposes.
Accordingly, the cash received was restricted as of September 30, 1997, to be used for the acquisition of additional natural gas and oil properties. The amount is included in other current assets on the accompanying consolidated balance sheet.

        FINANCING ACTIVITIES. During the first two quarters of 1997, the Company repaid $5.0 million, net of its borrowings under its Revolving Credit Agreement with Fleet Capital Corporation and in the third quarter repaid the remaining $20.0 million outstanding with proceeds from the initial public offering of common stock.

        CAPITAL COMMITMENTS. The Company's share of the SEA SORCERESS conversion cost is expected to approximate $15.0 million, subject to any additional expenditures that might be incurred in conjumction with final design plans. In addition, and as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels such as the SEA SORCERESS as well as buy additional natural gas and oil properties.

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

        (a)  Exhibits -

            Exhibit 27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

        (b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAL DIVE INTERNATIONAL, INC.

Date: November 7, 1997                       By: /s/ S. JAMES NELSON
                                                     S. James Nelson,
                                                     Executive Vice President
                                                     and Chief Financial Officer


Date: November 7, 1997                       By: /s/ A. WADE PURSELL
                                                     A. Wade Pursell,
                                                     Vice President-Finance and
                                                     Chief Accounting Officer
                                     - 11 -