Form 10-K
period 1997-12-31
CAL DIVE INTERNATIONAL INC
filed 1998-03-31
CIK 866829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997---------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                          COMMISSION FILE NO. 0-22739

                          CAL DIVE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MINNESOTA                                        95-3409686
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NO.)

 400 N. SAM HOUSTON PARKWAY E. SUITE 400                             77060
              HOUSTON, TEXAS                                      (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

    Registrant's telephone number, including area code: (281) 618-0400
       Securities registered pursuant to Section 12(b) of the Act:
         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH
                                              REGISTERED
                None                                 None

       Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK (NO PAR VALUE)
                             (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X   No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was $145,648,576 based on the last reported sales price of the Common Stock on March 27, 1998, as reported on the NASDAQ/National Market System.

     The number of shares of the registrant's Common Stock outstanding as of March 27, 1998 was 14,534,831.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998 are incorporated by reference into Part III hereof.

           CAL DIVE INTERNATIONAL, INC. ("CDI") INDEX -- FORM 10-K

                                     PART I

Item 1.     Business.............................          1
Item 2.     Properties...........................         19
Item 3.     Legal Proceedings....................         22
Item 4.     Submission of Matters to a Vote of            23
            Security Holders.....................
Unnumbered  Executive Officers of Registrant.....         23
Item

                                    PART II

Item 5.     Market for the Registrant's Common
            Equity and Related Shareholder                25
            Matters..............................
Item 6.     Selected Financial Data..............         26
Item 7.     Management's Discussion and Analysis
            of Financial Condition                        26
            and Results of Operations............
            Results of Operations................         28
            Liquidity and Capital Resources......         29
Item 7A.    Quantitative and Qualitative                  31
            Disclosure About Market Risk.........
Item 8.     Financial Statements and                      32
            Supplementary Data...................
            Independent Auditors' Report.........         33
            Consolidated Balance
            Sheets -- December 31, 1997 and
            1996.................................         34
            Consolidated Statements of
            Operations -- Three Years Ended
            December 31, 1997....................         35
            Consolidated Statements of
            Shareholders' Equity -- Three Years
            Ended December 31, 1997..............         36
            Consolidated Statements of Cash
            Flows -- Three Years Ended
            December 31, 1997....................         37
            Notes to Consolidated Financial
            Statements...........................         38
Item 9.     Changes In and Disagreements With
            Accountants on Accounting and                 50
            Financial Disclosure.................

                                    PART III

Item 10.    Directors and Executive Officers of           50
            the Registrant.......................
Item 11.    Executive Compensation...............         50
Item 12.    Security Ownership of Certain                 50
            Beneficial Owners and Management.....
Item 13.    Certain Relationships and Related             50
            Transactions.........................

                                    PART IV

Item 14.    Exhibits, Financial Statement                 51
            Schedules and Reports on Form 8-K....
            Signatures...........................         53

                                      (i)

                                     PART I

                                    GENERAL

ITEM 1.  BUSINESS.

     Cal Dive International, Inc. ("CDI" or the "Company") is a leading subsea contractor providing construction, maintenance and salvage ("decommissioning") services from the shallowest to the deepest waters in the U.S. Gulf of Mexico (the "Gulf of Mexico" or the "Gulf"). Over three decades, CDI has developed a reputation for market driven innovation which has kept it a leader in underwater construction techniques and equipment. The Company's business involves two primary segments, subsea construction services on the U.S. Outer Continental Shelf ("OCS") and in the deepwater Gulf and also abandonment and natural gas and oil operations.

     CDI performs its more traditional subsea services in the "spot market" on the OCS which involves air and saturation ("SAT") diving in support of pipelay and related marine construction activities in water depth to 1,000 feet. With five dynamically positioned DP vessels and six which operate in SAT diving mode, CDI offers the largest fleet of such vessels permanently deployed in the Gulf. In addition, the Company believes its highly qualified personnel enable it to compete effectively in the Gulf's unique "spot market" for offshore construction in which projects are generally of a short duration and of a turnkey nature. The Company's personnel have the technical and operational experience to manage turnkey projects and deliver bids which are priced to achieve targeted profitability.

     As Gulf of Mexico Deepwater (greater than 1,000 feet of water depth) developments have created a need for new applications of subsea services and technology, there is a corresponding need for a subsea contractor to develop and deploy that technology. Management, through its Deepwater Technical Services Group, has targeted a market niche in which the Company functions as a focal point in the assembly and delivery of vessels (such as its MSV UNCLE JOHN, DP WITCH QUEEN, DP BALMORAL SEA, DP MERLIN and DP MARIANOS (chartered)) and technology required for Deepwater projects. Cal Dive has also negotiated formal alliance agreements with a number of specialized contractors to provide a full range of services necessary to Deepwater projects, including Quantum Offshore Contractors, Ltd. ("Quantum"), its venture with Coflexip.

     The Company has maintained a leading position in the decommissioning and abandonment of mature properties in the shallow water Gulf of Mexico since 1992. According to Offshore Magazine, CDI performed 32% of all structural removal in the Gulf of Mexico from January 1, 1996 through June 30, 1997 with the next closest competition at 13%. CDI's subsidiary Energy Resource Technology, Inc., ("ERT") is one of the few companies acquiring mature properties in the Gulf of Mexico with the combined attributes of financial strength, reservoir engineering, operations expertise and the availability of company-owned salvage assets, resulting in significant strategic and cost advantages.

     Since its initial public offering in July of 1997, CDI has taken a number of important steps to implement the strategy for each of its operating segments, including:

                       QUANTUM OFFSHORE CONTRACTORS, LTD.

          In late 1997 and early 1998, CDI completed organization of Quantum. This venture and other alliances with specialized contractors allows Cal Dive, Coflexip and other partners to provide Deepwater contracting solutions for full field development. Quantum is pursuing EPIC projects involving services provided by both Cal Dive and Coflexip. It is owned 51% by Cal Dive and 49% by Coflexip. "For further details see Description of Operations -- Deepwater Services".

                                    VESSELS

          In the second half of 1997 Cal Dive purchased, chartered or contracted to build five vessels and two advanced ROVs which will service it traditional and Deepwater operations. To expand Deepwater service, it acquired or chartered three vessels (DSV SEA SORCERESS, DP MERLIN and DP MARIANOS (chartered)). CDI also began to solve a number of technical deepwater problems. For example, the MSV UNCLE JOHN, with its new derrick, performed work eight times at records depths in the Gulf of Mexico and CDI's new ROVs operated at world record depths for conducting geotechnical sampling. In addition, to upgrade the quality of the CDI fleet, it has contracted to build a replacement for its smallest vessel, the DSV "CAL DIVER IV" for delivery late this year. For further details see
     "Description of Operations -- Deepwater Services" and
     "Properties -- Marine Equipment and Vessels".

                                    AQUATICA

          In February 1998, CDI purchased a significant minority stake in Aquatica, Inc., a shallow water diving company based in Lafayette, Louisiana. Aquatica's Chairman, Sonny Freeman is the former Chief Operating Officer of American Oilfield Divers, Inc. CDI's investment in Aquatica should permit the Company to benefit from a market segment that is experiencing strong demand while allowing Cal Dive to continue its focus on its deepwater strategy. For further details see "Description of Operations -- Traditional Subsea Services".

                        ENERGY RESOURCE TECHNOLOGY, INC.

          In November of 1997, ERT acquired interests in offshore properties in Vermilion Blocks 147 and 328 with three producing wells. In January of 1998, it acquired interests in six blocks involving two separate fields at East Cameron 231 field which currently produces about 8 MMCFD and 100 BOPD from eight wells. This field includes 46 wells, four platforms, and three caissons. For further details see "Description of Operations -- Abandonment and Natural Gas and Oil Operations".

FREQUENTLY USED TERMS:

     4-POINT: Anchors set (two each) from the fore and aft position of the vessel over the contruction work site.

     BCFE (BCF):  Billions of cubic feet of natural gas equivalent.

     CONTINENTAL SHELF: Areas in the Gulf of Mexico from the shore to 1,000 feet of water.

     DEEPWATER:  Water depths beyond 1,000 feet.

     DIVE SUPPORT VESSEL (DSV): Subsea services are typically performed with the use of specially constructed vessels which serve as an operational base for divers, ROVs and specialized equipment.

     DYNAMIC POSITIONING (DP): Satellite based global positioning systems ensure the proper counteraction to wind, current and wave forces and enable the vessel to stay in position without the use of anchors.

     EPIC CONTRACT: Single contract to manage engineering, procurement, installation and commissioning of complex projects.

     FSW:  Water depths in feet of salt water.

     GULF OF MEXICO:  Referred in this report as Gulf, Deepwater Gulf, etc.

     INITIAL PUBLIC OFFERING (IPO): Cal Dive shares sold to the public in an offering dated July 1, 1997.

     J-LAY/S-LAY:  Methods of laying pipe on the ocean floor.

     MCF:  Thousands of cubic feet of natural gas.

     MINERALS MANAGEMENT SERVICE (MMS): The government regulatory body having responsibility for United States waters in the Gulf of Mexico.

     REMOTELY OPERATED VEHICLE (ROV): Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

     SATURATION DIVING (SAT): Sat diving, required for work in water depths greater than 300 feet, involves divers working from special chambers for extended periods at a pressure equivalent to the depth of the work site.

     For further information on commonly used terminology in CDI's industry, see "Description of Operations -- The Industry."

                           DESCRIPTION OF OPERATIONS

     CDI is a leading contractor providing subsea construction, maintenance and decommissioning services the Gulf of Mexico. Its services are primarily performed in support of offshore infrastructure construction projects involving pipelines, production platforms, risers and subsea production systems.Through Energy Resource Technology, Inc. ("ERT"), CDI acquires and operates mature offshore properties producing natural gas and oil, providing customers a cost effective alternative to the decommissioning process. CDI customers include major and independent natural gas and oil producers, pipeline transmission companies and offshore engineering and construction firms.

     The Company traces its origins to California Divers Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths beyond 250 feet. CDI commenced operations in the Gulf of Mexico in 1975. Since that time, the Company's growth strategy has consisted of three basic elements: (i) identifying niche markets that are underserviced or where no service exists, (ii) developing the technical expertise to provide the service and (iii) acquiring assets or seeking business alliances which fill the market gap.

COMPANY STRENGTHS

DIVERSIFIED FLEET OF VESSELS

     CDI has focused on owning and operating a diversified fleet which provides a full complement of subsea construction, maintenance, and decommissioning project capabilities. The Company operates a fleet of one semi-submersible DP MSV (the UNCLE JOHN), four DP DSV's (WITCH QUEEN, BALMORAL SEA, MERLIN and MARIANOS (chartered)), one deepwater service barge (Sea Sorceress), two four-point moored saturation DSVs (the CAL DIVER I AND II), three other DSVs, two work class ROVs and a salvage barge. This fleet enables the Company to operate in all Gulf water depths where development is currently contemplated. The services provided by these vessels both overlap and are complementary in a number of market segments, enabling the Company to deploy its vessels to areas of highest utility and margin potential. The vessels serve as work platforms for activities performed by divers in water depths of less than 1,000 feet and by ROVs for projects at all depths. The Company intends to continue to expand the capabilities of its diversified fleet through the acquisition of additional vessels and assets.

EXPERIENCED PERSONNEL AND TURNKEY CONTRACTING

     A shortage of experienced personnel has resulted in a trend in the oil and gas industry of transferring more responsibility to contractors and suppliers. The Gulf of Mexico spot market is unique in the world in that projects are typically of short duration and generally of a turnkey nature. Management believes that a key element of its growth strategy and success has been its pioneering role in providing turnkey contracting and its ability to attract and retain experienced industry personnel. CDI personnel have the technical expertise and operational experience to effectively manage turnkey projects and thereby deliver bids which are priced to achieve targeted profitability. Because of its experience with turnkey contracting and its people, the Company believes it is well positioned as to capitalize on the trend in the natural gas and oil industry towards outsourcing additional responsibility to contractors.

DEEPWATER TECHNICAL SERVICES

     CDI believes that it has established a unique niche in the Deepwater Gulf by assembling the specialized assets, technical personnel and exclusive alliance agreements that represent a cost effective solution to the rising demand for Deepwater services. CDI's mono-hulled DP vessels provide a flexible work platform to launch ROVs and support subsea construction in most weather conditions. Likewise, the Company's MSV, the UNCLE JOHN, has demonstrated its ability to perform certain well completion tasks previously undertaken using more expensive drilling equipment. These vessels in combination with ROVs allow CDI to control key assets involved in Deepwater subsea construction and field development. Over the last two years, the Company has employed personnel with experience in Deepwater subsea construction and ROV operation. Further, CDI has entered into alliance agreements with a team of specialized contractors that provide access to necessary equipment, technology and services to meet the fast track requirements of Deepwater development activities.

MAJOR PROVIDER OF SATURATION DIVING SERVICES

     With five DP vessels and six which operate in SAT diving mode, CDI offers the largest fleet of such vessels permanently deployed in the Gulf. Saturation diving is required for subsea operations in water depths beyond 300 feet. In recent years there has been an increasing level of construction activity, a trend which is expected to accelerate as development of recently discovered Deepwater fields commences and new Deepwater production is tied into the existing Gulf infrastructure. Management believes that this trend will result in increasing demand for SAT diving services.

LEADER IN SHALLOW WATER SALVAGE OPERATIONS

     Since 1989, CDI has established a leading position in the decommissioning and abandonment of facilities in the shallow water Gulf of Mexico. According to Offshore Magazine, CDI performed 32% of all structural removal in the Gulf from January 1, 1996 through June 30, 1997. The Company expects the demand for salvage and P&A services to increase. Over 75% of the 3,800 platforms in the Gulf of Mexico are over ten years old and there are approximately 15,000 wells that must ultimately be plugged and abandoned in accordance with government regulations related to the decommissioning of offshore production facilities. Since 1989, Cal Dive has undertaken a wide variety of decommissioning assignments, most on a turnkey basis. When the structure to be removed exceeds the capacity of CDI's equipment, the Company has successfully project managed the decommissioning of large fields by subcontracting the heavy lift to third party vendors.

MANAGEMENT OF MATURE NATURAL GAS AND OIL PROPERTIES

     CDI formed ERT in 1992 to exploit a market opportunity to provide a more efficient solution to the abandonment of offshore properties, to expand Cal Dive's off season salvage and decommissioning activity and to support full field development projects. CDI has assembled a management team of personnel experienced in geology, reservoir and production engineering, facilities management and lease operations. The Company has acquired interests in 16 mature producing leases in the last five years, one of which has been plugged and abandoned and two of which were sold in May 1997. Mature properties are generally those properties where decommissioning and abandonment costs are significant relative to the value of remaining natural gas and oil reserves. CDI seeks to acquire properties that it can operate to enhance remaining production, control operating expenses and manage the cost and timing of the decommissioning and abandonment of such properties. Management believes that CDI is one of the few companies acquiring mature properties in the Gulf of Mexico which combines financial strength, reservoir engineering and operations expertise with the availability of company-owned salvage assets, resulting in significant strategic and cost advantages. Since acquiring its initial property in late 1992, the Company has increased estimated proved reserves to approximately 22.4 Bcfe of natural gas and oil at December 31, 1997. In January 1998, ERT purchased four properties which represented approximately 5% of the estimated proved reserves at December 31, 1997.

GROWTH STRATEGY

FOCUS ON THE GULF OF MEXICO

     CDI intends to maintain its primary focus on the Gulf of Mexico where the Company is well positioned to respond to rising market demand for services in all water depths, and increasingly to address Deepwater demand. Natural gas and oil exploration, development and production activity levels in the Gulf of Mexico have increased significantly as a result of several factors, including:
(i)
improvements in exploration technologies such as computer aided exploration and 3D seismic, which have enhanced reservoir mapping, increased drilling success rates and led to entirely new prospects such as the "Subsalt" play; (ii) improvements in subsea completion and production technologies, which have resulted in increased Deepwater drilling and development; (iii) expansion of the region's production infrastructure, which has improved the economics of developing both Deepwater and smaller natural gas and oil fields; and (iv) the short reserve life characteristic of Gulf of Mexico natural gas production, which requires continuous drilling to replace reserves and maintain production. Both 1997 and 1998 lease sales by the U.S. Minerals Management Service (MMS) of Gulf of Mexico properties attracted record bidding levels both in terms of the number of leases bid and the amount of capital exposed, including a record level of interest in Deepwater blocks. This has led to new market opportunities as well as increased demand for the Company's traditional marine services, as reflected in both higher vessel utilization rates and operating margins.

SIGNIFICANT SHARE OF THE DEEPWATER MARKET

     As Gulf of Mexico Deepwater developments have created a need for new applications of subsea technology, there is a corresponding need for which CDI has called a new generation of subsea contractor to develop and deploy that technology. Management, through its Deepwater Technical Services Group, has targeted a market niche in which CDI functions as a focal point in the assembly and delivery of technology required for Deepwater projects. In particular, well completions, subsea installation and infield connection services are more critical in an era of limited availability of Deepwater drilling equipment and hardware. The Company's MSV has the capacity to undertake certain well completion activities, thereby reducing cost to the operator and freeing-up more expensive drilling rig time for drilling operations. CDI has negotiated formal alliance agreements with a number of specialized contractors to provide a full range of services necessary to Deepwater construction projects. These strategic alliances include Quantum and agreements with Schlumberger, Shell Offshore, Inc., Reading & Bates Development Co., Fugro-McClelland Marine GeoSciences, Inc., Sonat, Inc. and Quality Tubing, Inc. CDI is also a preferred installation contractor to Total Offshore Productions Systems ("TOPS"), a company formed by Reading & Bates Development Co. and Intec Engineering, Inc. to conduct Deepwater full field development projects. The objective of CDI's strategy is to increase the proportion of Deepwater field development expenditures captured by Cal Dive while reducing overall costs and project duration for the operator.

CAPITALIZE ON SYNERGIES WITH COFLEXIP

     CDI entered into a strategic alliance with Coflexip to strengthen its position in the Deepwater Gulf and to respond to the trend toward full field development services. Management believes that Coflexip and CDI together offer complementary products and services which significantly expand CDI's ability to provide full field development and life of field services. Coflexip is a world leader in the design and manufacture of offshore flexible pipe and umbilicals and is one of the leading subsea construction contractors. Headquartered in Paris, France, Coflexip employs approximately 3,500 employees spread over five continents. In 1997, Coflexip had sales of $1.2 billion and total assets of $1.25 billion at the end of the year.

OFFER FULL FIELD DEVELOPMENT SERVICES

     Management believes the significant number of new leases, the number of Deepwater leases due to expire by 2000 and shortages of well completion equipment, drilling rigs and production infrastructure will create a demand for fast track, full field development solutions. CDI's recent acquisitions of assets and its personnel and technical expertise, combined with strategic alliances, put the Company in a strong competitive position to respond to this market need. In addition, CDI intends to apply the technologies and capabilities developed for Deepwater to "midwater" Gulf (500 to 1,000 feet) as a cost effective alternative to fixed platforms.

EXPAND THE COMPANY'S NATURAL GAS AND OIL PRODUCTION

     Management believes CDI's reputation in the industry and its size and experience in salvage and remediation work make the Company a preferred buyer of mature natural gas and oil properties. Specifically, customers can sell an offshore property at a reasonable price with the assurance that the offshore property will be decommissioned and abandoned in accordance with regulatory requirements. CDI intends to exploit its recent experience contracting and managing heavy lift salvage to expand the number of mature offshore properties for which CDI will bid. In addition, CDI will continue, on a selective basis, to acquire non-operated working interests in fields where there is the potential of CDI being awarded decommissioning or development work. These fields expand the universe of potential ERT property acquisitions.

THE INDUSTRY

BACKGROUND

     The subsea services industry in the Gulf of Mexico originated in the early 1960s to assist natural gas and oil companies with their offshore operations. The industry has grown significantly since the early 1970s as these companies have increasingly relied upon offshore fields for production. Subsea services are required throughout the economic life of an offshore field and include at various phases the following services, among others:

      o EXPLORATION. Pre-installation survey; rig positioning and installation assistance; drilling inspection; subsea equipment maintenance; search and recovery operations.

      o DEVELOPMENT. Installation of production platforms; installation of subsea production systems; pipelay support including connecting pipelines to risers and subsea assemblies; pipeline stabilization, testing and inspection; cable and umbilical lay and connection.

      o PRODUCTION. Inspection, maintenance and repair of production structures, risers and pipelines and subsea equipment.

      o DECOMMISSIONING. Decommissioning and remediation services; plugging and abandonment services; platform salvage and removal; pipeline abandonment; site inspections.

     The industry has grown principally due to the economic benefits of new and advanced technologies and custom designed equipment and recently has focused more on Deepwater projects and the integrated "full field development" service concept described below.

FULL FIELD DEVELOPMENT

     CDI and its alliance partners can offer oil and gas companies a range of services from subcontracting to complete field development solutions. In offering field development services, CDI and its partners intend to provide a full range of subsea systems and services, from procurement and installation of flowlines, wellheads, control systems, umbilicals and manifolds to installation and commissioning of the complete production system. Many oil and gas companies prefer to contract with a consortium capable of undertaking major portions or all of an entire field development project. Contracting for engineering, procurement, installation and commissioning ("EPIC") services can relieve a customer of substantially all of the burdens of management of field development and thereby avoid many of the risks inherent in traditional contracting strategies. Field development partnerships can also allow oil and gas companies to increase outsourcing of development work. EPIC contracting for field development projects requires that contractors offer a full range of services to customers. CDI's strategic alliances provide it with the necessary capabilities to pursue field development contracts.

OPERATIONS AND EQUIPMENT

     SUBSEA CONSTRUCTION VESSELS. Subsea services are typically performed with the use of specialized subsea construction vessels which provide an above water platform that functions as an operational base for divers in water depths up to 1,000 feet and ROVs at all water depths. Distinguishing characteristics of subsea construction vessels include DP systems, SAT diving capabilities, deck space, deck load, craneage and moonpool launching. Deck space, deck load and craneage are important features of the vessel's ability to transport and fabricate hardware, supplies and equipment necessary to complete subsea projects. Vessels with greater deck space and load capacities have the flexibility to service more complex projects in deeper water. A moonpool is a structure built into the center of the vessel, which enables safe and efficient launching of ROVs and SAT diving systems in harsh weather conditions. These characteristics will generally dictate the types of jobs undertaken and the conditions and water depths in which the vessel is capable of working.

     DYNAMIC POSITIONING. DP systems allow a vessel to maintain position without the use of anchors, and therefore enhance productivity in extreme weather conditions and are preferred for Deepwater applications. Computer controlled thrusters mounted on the vessel's hull ensure the proper counteraction to wind, current and wave forces to maintain position. Since no anchors are required, risks associated with objects snagging on pipelines or other underwater structures are minimized. The capabilities provided by the Company's DP vessels have allowed CDI to penetrate new markets and provide additional services to the Deepwater market such as flexible pipelay, well servicing, coring and general field support.

     REMOTELY OPERATED VEHICLES. ROVs are robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and at depths for tasks where the use of divers is uncompetitive or impossible. One of the ROVs acquired from Coflexip has been permanently installed on the UNCLE JOHN. The second ROV is a mobile system working on the other CDI vessels. CDI believes that purchasing ROVs will enable it to better control the quality and cost of its services, replacing the need to rely upon third party equipment and personnel for critical path operations.

     SATURATION DIVING. Subsea operations are conducted by manned or unmanned intervention. SAT diving, required at water depths greater than 300 feet, involves divers working from special chambers for extended periods at a pressure equivalent to the depth of the work site. The divers are transferred from the surface to the work site by a diving bell. After completion of the work, the bell is lifted back to the DSV and the divers return to the chamber to be replaced by a new group of divers who are lowered to the job site to continue the work. SAT diving systems allow for continuous operations to be conducted 24 hours a day. The primary advantage of SAT diving is that divers can remain under pressure and make repeated dives for extended periods before beginning decompression. Overall productivity and safety is therefore enhanced due to fewer decompressions, diver continuity and a lower likelihood of delays caused by adverse weather conditions.

     SURFACE DIVING. Surface diving is the primary diving technique performed in water depths less than 300 feet. Divers are linked to the surface by a diving umbilical containing compressed air lines and communications equipment. The diver enters the water directly and descends to the work site, accomplishes the prescribed tasks and begins to decompress in the water during a gradual ascent to the surface. The length of time a diver is able to remain at the work site depends upon, and is limited by, the water depth.

     The following table summarizes the equipment and techniques primarily used in providing subsea services by water depth:

                                           WATER DEPTH
EQUIPMENT/TECHNIQUE USED                    (IN FEET)
-------------------------------------   ------------------
Surface Diving.......................        0 to 300
SAT Diving...........................      300 to 1,000
ROVs.................................       All depths
DSVs.................................       0 to 1,000
DP Vessels...........................    Greater than 300

     TRADITIONAL SUBSEA SERVICES

     Subsea services that CDI has performed on the OCS for more than two decades encompass air and saturation diving in support of pipelay and related marine construction activities to approximately 1,000 feet water depth. In 1997, demand was unusually strong for four-Point and surface air diving work in the shallow water markets: i.e., from the shore to 300 ft. To strengthen its presence in this market, in February 1998 the Company purchased a significant minority state in Aquatica, Inc. of Lafayette, LA. The Company has committed to lend additional funds to allow Aquatica to purchase vessels and fund other growth opportunities. Aquatica purchased Acadiana Divers, a 15 year old surface diving company, in October 1997. Sonny Freeman, Aquatica's Chairman and Chief Executive Officer, spent 12 years at American Oilfield Divers Inc., and until April 1997 was its Chief Operating Officer. Management believes the CDI investment in Aquatica should permit the Company to benefit from a market segment that is experiencing strong demand while allowing Cal Dive to continue its focus on its deepwater strategy. Dependent upon various preconditions, as defined, the shareholders of Aquatica, Inc. have the right to convert their shares into Cal Dive shares at a ratio based on a formula which, among other things, values their interest in Aquatica, Inc. and must be accretive to Cal Dive shareholders.

     With five DP vessels and six which operate in SAT mode, CDI offers the largest fleet of such vessels permanently deployed in the Gulf. Cal Dive's diversified fleet provides a full complement of traditional subsea construction, maintenance, and salvage project capabilities and includes one DP MSV, four DP DSVs, two four-point moored saturation DSVs, three other DSVs, two work class ROVs and a salvage barge. The Company has also contracted to build a replacement for its smallest four-point vessel DSV, the CAL DIVER IV. The services provided by these vessels both overlap and are complementary in a number of market segments, enabling the Company to deploy its vessels to areas of highest utility and margin potential.

     DEEPWATER SERVICES

     In 1994, CDI began to assemble a fleet of dynamically positioned DP vessels that are required to deliver subsea services in water depths beyond 1,000 feet of water. The Company's diversified fleet includes a semi-submersible multi-service vessel, four mono-hull DP vessels and one deepwater service barge. The SEA SORCERESS, MERLIN and MARIANOS (chartered) were acquired by CDI following its initial public offering in the second half of 1997.

     CDI formed its Deepwater Technical Services Group in early 1996 to serve the emerging Deepwater market. This group is intended to be the focal point for assembling and delivering the varied technological disciplines required for Deepwater drilling projects. The limited availability of Deepwater drilling rigs makes well completions, subsea installations and infield connection services take on a more critical role. CDI's dynamically positioned vessels are a key asset the application of Deepwater technologies. The Company's alliances detailed below are also managed through this group. Services covered by Cal Dive's Deepwater Technical Services Group include geotechnical investigation, turnkey field development, umbilical, controls and flexible pipe installations, well servicing, decommissioning, subsea wellhead installations and pipeline repair systems and riser installation.

     As part of its strategy in the Gulf of Mexico Deepwater CDI entered into a number of strategic alliances, including establishment of Quantum with Coflexip in February 1998. Quantum, which is owned 51% by CDI and 49% by Coflexip, was formed to pursue EPIC projects in the offshore oil and gas industry in the Gulf and the Caribbean exceeding $25 million in value and meeting certain other criteria. The parties are considering the commitment of one or more vessels to the venture including the Coflexip vessel CSO Constructor. Cal Dive will consolidate the financial results of the joint venture into its financial statements.

     CDI's other alliances are intended to enhance its ability to offer a complete range of subsea full-field development services including those described below.

              ALLIANCE                          TYPE OF AGREEMENT                     PRODUCTS AND SERVICES
-------------------------------------  ------------------------------------  ---------------------------------------
TOPS.................................  Preferred Provider Agreement          Deepwater projects in the Gulf
Reading & Bates
  Development Co.....................  Alliance Agreement                    MSV technology and feasibility
                                                                               study of a new build MSV
Schlumberger, Ltd....................  Alliance Agreement                    Well servicing and testing
                                                                               utilizing DP vessels
Fugro-McClelland Marine
  Geoscience, Inc....................  Performance Contract                  Geoscience services and coring
                                                                               work
Quality Tubing, Inc..................  Preferred Provider Agreement          Installation of coiled line pipe
Shell Offshore, Inc..................  Performance Contracts                 Subsea well intervention and
                                                                               research and development of
                                                                               J-lay procedures
Sonat, Inc...........................  Preferred Provider Agreement          Traditional marine services

With respect to the alliances with Schlumberger, Ltd., Fugro-McClelland Marine Geoscience, Inc. and Quality Tubing, Inc., CDI provides vessels and related operating services and the respective alliance partner provides the specialized products and services listed in the table above. In the alliances with Shell Offshore, Inc., Sonat, Inc. and TOPS, CDI provides marine contracting services in a full field development setting to the alliance partner. In the alliance with Reading & Bates Development Co., CDI and the alliance partner are cooperating on the design and testing of the feasibility of a new build MSV.

     ABANDONMENT AND NATURAL GAS AND OIL OPERATIONS

     Since 1989, CDI has established a leading position in the decommissioning and abandonment of facilities in the shallow water Gulf of Mexico. Over 75% of the 3,800 platforms in the Gulf of Mexico are over ten years old and there are approximately 15,000 wells that must ultimately be plugged and abandoned in accordance with government regulations related to the decommissioning and abandonment of offshore production facilities. Since 1989, Cal Dive has undertaken a wide variety of decommissioning assignments, most on a turnkey basis. When the structure to be removed exceeds the capacity of CDI's equipment, the Company has successfully project managed the decommissioning of large fields by subcontracting the heavy lift to third party vendors.

     CDI's wholly owned subsidiary, ERT, was formed in 1992 in response to a market opportunity to provide a more efficient solution to offshore abandonment liability and CDI's desire to expand its off-season salvage and decommissioning activity. ERT has been successful because of the magnitude and complexity of decommissioning projects as well as regulatory requirements applicable to offshore natural gas and oil fields in federal waters. Property owners are required to bond and/or fund the MMS' estimate of the abandonment liability. CDI believes its financial ability to meet the MMS' requirements and its ownership of the required equipment provides it with an advantage over smaller competitors. To maximize the economic value of its properties, CDI also uses its operating expertise to reduce operating costs, maximize production from the properties and minimize the costs of decommissioning and abandonment. Based on the Miller & Lents report, the remaining average useful life of the current properties is approximately 7.4 years based on 1997 production. As of December 31, 1997, the recorded abandonment liability was approximately $6.5 million. Estimates of abandonment costs and their timing may change due to many factors including inflation rates, market factors and changes in environmental laws and regulations.

     In November 1997 ERT acquired interests in offshore properties ranging from 50%-55% in Vermilion Blocks 147 and 328 from Spirit Energy 76, a business unit of Unocal Corporation. These blocks are located offshore of Louisiana and have three producing wells with five wells shut-in. The facilities consist of one four-pile, one eight-pile and a monopod platform structure. In January 1998 ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company (SONAT). The East Cameron 231 field (blocks 231 and 223) currently produces about 8 MMCFD and 100 BOPD from eight wells. Structures located in the EC 231 area include 46 wells, four platforms, and three caissons. The East Cameron 353 field currently produces about 10 MMCFD from three wells. In May 1997, ERT also sold its interest in West Cameron Blocks 542 to Petsec Energy, Inc. Although a sale is inconsistent with ERT's overall growth plan, production at the Blocks has dropped so that they represented only approximately 5% of its Proven Reserves.

                                   CUSTOMERS

     CDI customers are primarily major and independent oil and gas exploration, transportation and marine construction companies operating in the Gulf of Mexico. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The Company estimates that in 1997 it provided subsea services to approximately 100 customers. For the years ended December 31, 1996 and 1997, approximately 24% and 19%, respectively, of the Company's total revenues were attributable to J. Ray McDermott, S.A. In addition, Shell accounted for 11 percent of consolidated revenues in 1997. The Company's projects are typically of short duration and are generally awarded shortly before mobilization. Historically backlog has not been a meaningful indicator of future activities.

                                  COMPETITION

     The subsea services industry is highly competitive. Competition for subsea construction work in the Gulf of Mexico has historically been based on the location and type of equipment available, ability to deploy such equipment, the safety and quality of service in recent years, and price. While price has been an important factor in obtaining contracts, the ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors. The Company's competitors on the OCS include American Oilfield Divers, Inc., Global Industries Ltd., Oceaneering International, Inc. as well as a number of smaller companies, some of which only operate a single vessel and often compete solely on price. For Deepwater projects, CDI's principal U.S. based competitors include Oceaneering International, Inc., Global Industries, Ltd., and J. Ray McDermott, S.A. Other large foreign based subsea contractors, including Stolt Comex Seaway, A/S, DSND, Ltd., Saipem and Rockwater, Ltd. have announced their intention to perform services in the Gulf. CDI believes that its ability to provide a full range of services and advanced vessels will generally result in less price competition, higher margins and will enable it to compete effectively, particularly in water depths greater than 300 feet.

     The Company also encounters significant competition for the acquisition of producing natural gas and oil properties. Many of its competitors are well-established companies with substantially larger operating staffs and greater capital resources which, in many instances, have been engaged in the energy business for a much longer time than CDI. The Company's ability to acquire additional properties will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

                             GOVERNMENT REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. The Company is subject to the jurisdiction of the United States Coast Guard ("USCG"), the Environmental Protection Agency,
MMS and the U.S. Customs Service as well as private industry organizations such as the American Bureau of Shipping ("ABS").

     CDI supports and voluntarily complies with the Association of American Diving Contractor Standards. The USCG sets safety standards and is authorized to investigate vessel and during accidents and recommend improved safety standards, and the U.S. Customs Service is authorized to inspect vessels at will.

     CDI is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it has obtained or can obtain all permits, licenses and certificates necessary for the conduct of its business.

     In addition, CDI depends on the demand for its services from the oil and gas industry and, therefore, the Company's business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry generally. In particular, the development and operation of natural gas and oil properties located on the Outer Continental Shelf ("OCS") of the United States is regulated primarily by the MMS.

     The MMS requires lessees of OCS properties to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are currently required to post an area wide bond of $3 million or $500,000 per producing lease. The Company currently has bonded its offshore leases as required by the MMS. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases for failure to comply with applicable bonding requirements or other regulations applicable to plugging and abandonment. Any such suspensions or terminations of the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

     The Company acquires production rights to offshore mature oil and gas properties under federal oil and gas leases, which the MMS administers. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications, and proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These latter regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has issued regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. Finally, under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The MMS has also issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. The proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict at this stage of the rulemaking proceeding how it might be affected by this amendment to the MMS' regulations.

     Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the
"FERC"). In the past, the federal government has regulated the prices at which gas and oil could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate, and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993.

     Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

     The Company cannot predict what further action the FERC will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other companies with which it competes.

     Additional proposals and proceedings before various federal and state regulatory agencies and the courts could affect the oil and gas industry. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state and local laws, rules, and regulations will have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

                           ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to a variety of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Aside from possible liability for damages and costs associated with releases of hazardous materials including oil into the environment, such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

     The Oil Pollution Act of 1990 ("OPA"), as amended, imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" include the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of up to $350 million for onshore facilities, all removal costs plus up to $75 million for offshore facilities, and the greater of $500,000 or $600 per gross ton for vessels other than tank vessels. A party cannot take advantage of liability limits, however, if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA. Management of the Company is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA and that will have a material adverse impact on the Company or its operations.

     OPA also imposes ongoing requirements on a responsible party including preparation of an oil spill contingency plan and proof of financial responsibility to cover a majority of the costs in a potential spill. The Company believes it has appropriate spill contingency plans in place. Vessels subject to OPA other than tan vessels are subject to financial responsibility limits of the greater $500,000 or $600 per gross ton, while offshore facilities are subject to financial responsibility limits of not less than $35 million, with that limit potentially increasing up to $150 million if a formal risk assessment indicates that a greater amount is required. In March 1997, the MMS proposed regulations implementing these financial responsibility requirements. The company believes that it currently has established adequate proof of financial responsibility for its vessels and onshore and offshore facilities, and fully anticipates that in the future it will be able to satisfy the MMS's requirements for financial responsibility under OPA and the proposed regulations.

     The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal, remediation and damages. Many states have laws which are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities in state waters. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. The Company's supply boats transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. In addition, offshore facilities and vessels operated by the Company have facility and vessel response plans to deal with potential spills of oil or its derivatives.

     The Outer Continental Shelf Lands Act ("OCSLA") provides the federal government with broad discretion in regulating the release of offshore resources of natural gas and oil production as well as regulating safety and environmental protection applicable to lessees and permittees operating in the OCS. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancellation of leases. Because the Company's operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such action could have a material adverse effect on the Company's financial condition and the results of operations. As of this date, the Company believes it is not the subject of any civil or criminal enforcement actions under OCSLA.

     CERCLA contains provisions dealing with remediation of releases of hazardous substances into the environment and imposes liability without regard to fault or the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although the Company handles hazardous substances in the ordinary course of business, the Company is not aware of any hazardous substance contamination for which it may be liable.

     OCSLA provides the federal government with broad discretion in regulating the release of offshore resources of natural gas and oil production as well as regulating safety and environmental protection applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancellation of leases. Because the Company's operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on the Company's financial condition and results of operations. As of this date, the Company is not the subject of any civil or criminal enforcement actions under OCSLA.

     OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. The Company currently owns and operates five vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for all of the Company's vessels.

     While certain of its onshore waste handling practices may require upgrading, management believes the Company is in compliance in all material respects with all applicable environmental laws and regulations to which it is subject. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material effect upon the capital expenditures, earnings or competitive position of the Company. However, changes in the environmental laws and regulations or claims from damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company and thus there can be no assurance that the Company will not incur significant environmental compliance costs in the future.

                                   EMPLOYEES

     CDI relies on the quality and skill of its workforce and has successfully hired, trained, and retained highly skilled managers and divers. As of December 31, 1997, the Company had 432 employees, 120 of which were salaried. The Company also utilized approximately 200 non-US citizens to crew its foreign flag vessels under a crewing contract with C-MAR Services (UK), Ltd of Aberdeen Scotland. None of CDI's employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. Management believes that the Company's relationship with its employees and foreign crew members is good.

     It is estimated that 150 of CDI's employees own shares of the Company's Common Stock and 40 others hold options to acquire Common Stock under the Company's 1995 Amended Incentive Plan, as amended.

               FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF
                           FORWARD-LOOKING STATEMENTS

     The Annual Report on Form 10-K includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, included in this Annual Report or Form 10-K that relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the

Company or projections involving anticipated revenues, earnings, or other aspects of operating results are forward-looking statements. The words "expect,
 ...... believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere, all phases of CDI's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of CDI, and any one of which, or a combination, could materially affect the results of CDI's operations and the accuracy of forward-looking statements made by CDI.

     The following discussion outlines certain factors that could affect CDI's consolidated results of operations for 1998 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

INDUSTRY VOLATILITY

     CDI's subsea and abandonment activities depend on offshore natural gas and oil exploration, development and production expenditures, which are dependent on natural gas and oil prices. The level of exploration and development activity has traditionally been volatile as a result of fluctuations in natural gas and oil prices and their uncertainty in the future. A significant or prolonged reduction in natural gas or oil prices in the future would likely depress offshore drilling and development activity, reduce the demand for CDI's services and could have a material adverse effect on CDI's financial condition and results of operations.

VESSEL OPERATING RISKS AND LIMITATION OF INSURANCE COVERAGE

     Marine construction involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Litigation arising from such an occurrence may result in lawsuits asserting large claims. CDI maintains such insurance protection as it deems prudent, including hull insurance on its vessels. There can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which CDI may be subject. A successful claim for which CDI is not fully insured could have a material adverse effect on CDI. Moreover, no assurance can be given that CDI will be able to maintain adequate insurance in the future at rates that it considers reasonable.

SEASONALITY AND ADVERSE WEATHER RISKS

     Marine operations conducted in the Gulf of Mexico are seasonal and depend, in part, on weather conditions. Historically, CDI has enjoyed its highest vessel utilization rates during the third and fourth quarters of the year when weather conditions are favorable for offshore exploration, development and construction activities and has experienced its lowest utilization rates in the first quarter. Between April 15 and October 15, CDI typically bears the risk of delays caused by adverse weather conditions other than those resulting from named tropical storms. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

CONTRACT BIDDING AND ALLIANCE RISKS

     A majority of CDI's projects are currently performed on a qualified turnkey basis. The revenue, costs and gross profit realized on a contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates and performance of others such as alliance partners. These variations and risks inherent in the marine construction industry may result in CDI experiencing reduced profitability or losses on projects. Although CDI has entered into a number of strategic alliances, there can be no assurance that these alliances will be successful or that contracts resulting from these alliances will not result in unforeseen operational difficulties.

UNCERTAINTY OF ESTIMATES OF NATURAL GAS AND OIL RESERVES

     This Report contains an estimate of the Company's proved natural gas and oil reserves and the estimated future net cash flows therefrom based upon a report prepared as of December 31, 1997 by Miller & Lents, Ltd. ("Miller & Lents"), independent petroleum engineers, that relies upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission") as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating natural gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from those estimated in the report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report.

NATURAL GAS AND OIL OPERATING RISKS

     The Company's natural gas and oil operations are subject to the usual risks incident to the operation of natural gas and oil wells, including with respect to offshore properties, the additional hazards relating to, or loss from, severe weather. In accordance with industry practice, the Company maintains insurance against some, but not all, of the risks described above.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     CDI's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers, construction and engineering companies. During 1996 and 1997, the Company derived approximately 24% and 19% of its consolidated revenue, respectively, from one customer and 11% of its consolidated revenue in 1997 from another customer. While CDI currently has a good relationship with its customers, the loss of any one of its largest customers, or a sustained decrease in demand, could result in a substantial loss of revenues and could have a material adverse effect on the CDI's operating performance. As construction activity moves into deeper water in the Gulf of Mexico, construction projects tend to be larger and more complex than shallow water projects. As a result, the Company's revenues and profits are increasingly dependent on its larger vessels. While the Company currently insures its vessels against property loss due to a catastrophic marine disaster, mechanical failure or collision, the loss of any of the Company's large vessels as a result of such event, could result in a substantial loss of revenues, increased costs and other liabilities and could have a material adverse effect on the Company's operating performance.

DEPENDENCE ON KEY PERSONNEL

     CDI's success depends on the continued active participation of key management personnel. The loss of key people could adversely affect CDI's operations. The Company has two-year employment and non-compete agreements with each of Messrs. Owen Kratz, Gerald G. Reuhl and S. James Nelson and eight of its senior officers. The Company has also obtained and is the sole beneficiary under key person life insurance policies with Messrs. Kratz and Reuhl, each in the amount of $6 million. CDI believes that its success is also dependent upon its ability to employ and retain skilled personnel.

REGULATORY AND ENVIRONMENTAL MATTERS

     CDI's subsea construction, inspection, maintenance, salvage, and abandonment operations and its natural gas and oil production from offshore properties are subject to and affected by various types of government regulation, including numerous federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex, stringent and expensive and there can be no assurance that continued compliance with existing or future laws or regulations will not adversely affect the operations of CDI. Significant fines and penalties may be imposed for non-compliance.

VOTING CONTROL BY PRINCIPAL SHAREHOLDERS

     Management, First Reserve and Coflexip own approximately 70% of the outstanding Common Stock. Certain of these shareholders are parties to a shareholders agreement which, among other things, provides for the election of directors. As a result, these shareholders may be able to control the outcome of certain matters requiring a shareholder vote, including the election of directors.

ITEM 2.  PROPERTIES.

MARINE VESSELS AND EQUIPMENT

                                    GENERAL

     The Company owns or charters a fleet of twelve vessels and two ROVs. The size of the Company's fleet and its capabilities have increased in recent years with the addition of the WITCH QUEEN, BALMORAL SEA, UNCLE JOHN, SEA SORCERESS, MERLIN and MARIANOS (chartered).

     Management believes that the Gulf of Mexico market increasingly will require specially designed or equipped vessels to deliver the necessary subsea construction services, especially in the Deepwater. Seven of CDI's vessels have been or are in the process of being modified to provide saturation diving services. Five of these vessels are being specifically upgraded to respond to the emerging Deepwater market. The SEA SORCERESS is scheduled for Deepwater related modifications in 1998 and 1999. CDI's vessels serve as work platforms for services provided by alliances with partners who are internationally recognized contractors and manufacturers.

                              NEW VESSELS AND ROVS

     In April 1997 CDI acquired two, 2,000 meter (6,600 feet), 100 hp Triton XL ROVs, the newest generation of deepwater work class ROVs to be utilized offshore. The Triton XL units were manufactured by Perry Tritech, a wholly owned subsidiary of CDI's strategic partner, Coflexip. The Triton XL 15 has been installed permanently onboard CDI's multi-service vessel, UNCLE JOHN, making her the only semi-submersible in the Gulf of Mexico with this capability. Operating through a designated moonpool and equipment which deploys the ROV 50 feet below the water line, the Triton XL is able to perform projects in severe offshore sea conditions without the usual loss of time associated with the deployment of ROVs. The second work class ROV, Triton XL 16, is a stand-alone self-contained system which utilizes a U-boom launch and recovery system, heavy duty winch and umbilical, control van and work van. This mobile unit can be deployed from CDI's fleet of DP vessels, or any suitable vessel of opportunity. CDI's goal is not to become a volume provider of ROVs but rather to utilize these units in support of deepwater projects and our turnkey business.

     In August 1997 CDI chartered the "MARIANOS", a dynamically positioned dive support vessel. The vessel, which is owned by CDI's alliance partner Coflexip, is fitted with a moonpool deployed saturation diving system capable of supporting 16 divers working at three separate depth levels as well as a surface dive system. The vessel has a fully redundant dynamic positioning system with thruster units located in individual watertight compartments for added safety. Her dimensions (297 foot length and 59 foot breadth) provide for a significant deck load (750 tons), accommodations for 76 people, two cranes (one 60 ton) and a power plant sufficient to generate a service speed of 12 knots.

     In October 1997 CDI acquired a 374 1/4 104 1/4 DSV the SEA SORCERESS with six-point mooring and accommodations for 50 people. The Canadian flagged vessel is ice strengthened, has a deck load capacity of 10,000 long tons and is certified to handle 65,000 barrels of hydrocarbon storage. A large moonpool located near mid-ship is available to facilitate pipelay, coring, drilling and production riser operations. The vessel is scheduled to be on an approximately three month contract to assist in the dredging of four so-called "glory holes" offshore of Newfoundland in Canada for the "Terra Nova" project. This project involves the second largest Canadian field with an estimated 300-400 million barrels of recoverable oil and the latest technology to protect wellheads and subsea templates from the iceberg flow. After this assignment is completed, the SEA SORCERESS is currently expected to be modified to compliment CDI's fleet based in the Gulf.

     In December 1997, CDI acquired a DP ROV support vessel the "MERLIN". The vessel is 180 feet long, 38 feet wide and has accommodation for 31 people. The vessel can be fitted with a portable moonpool diving system and has one fully functioning ROV control station and maintenance store. The vessel also has Nautronics station keeping and tracking systems and has an "A Frame" 30 ton hydraulic lift and one deck mounted ST crane. CDI expects to use her primarily for ROV support, coring and laying of small umbilicals.

                          CAL DIVE INTERNATIONAL, INC.
                      LISTING OF VESSELS, BARGES AND ROVS
                            AS OF DECEMBER 31, 1997

                                             DATE               CLEAR DECK
                                           PURCHASED   LENGTH     SPACE      DECK LOAD    ACCOM-      SAT
               VESSEL(1)                    BY CDI     (FEET)   (SQ. FEET)    (TONS)     MODATIONS   DIVING      CRANE
----------------------------------------   ---------   ------   ----------   ---------   ---------   ------   ------------
DP MSV:

  Uncle John............................    11/96        254       11,834         460        102         U       2 100-ton

DP DSVS:

  Balmoral Sea(2).......................    9/94         259        3,443         250         60         U          30-ton
  Witch Queen...........................    11/95        278        5,600         500         62         U          50-ton

  Marianos(3)...........................    8/97         297        6,300         750         76         U          60-ton

  Merlin................................    12/97        180        1,000         315         31                   A-Frame

  Sea Sorceress.........................    8/97         374        8,600      10,000         50                   --

DSVS:

  Cal Diver I...........................    7/84         196        2,400         220         40         U          20-ton

  Cal Diver II..........................    6/85         166        2,816         300         32         U         A-Frame

  Cal Diver III.........................    8/87         115        1,320         105         18

  Cal Diver IV..........................    10/90        100        1,035          46         16

  Cal Diver V...........................    9/91         168        2,324         490         30                   A-Frame

BARGE/ROVS:

  Cal Dive Barge I......................    8/90         150           NA         200         26                   200-ton

  ROVs (2)..............................    4/97          25       --           --         --         --           --

                                          CLASSIFICATION
               VESSEL(1)                       (1)
----------------------------------------  --------------
DP MSV:
  Uncle John............................        DNV
DP DSVS:
  Balmoral Sea(2).......................        DNV
  Witch Queen...........................        DNV
  Marianos(3)...........................        DNV
  Merlin................................        ABS
  Sea Sorceress.........................        DNV
DSVS:
  Cal Diver I...........................        ABS
  Cal Diver II..........................        ABS
  Cal Diver III.........................        ABS
  Cal Diver IV..........................        ABS
  Cal Diver V...........................        ABS
BARGE/ROVS:
  Cal Dive Barge I......................        ABS
  ROVs (2)..............................     --
------------
(1) The Company's DSVs also meet standards for seaworthiness and safety set by the USCG.

(2) This vessel was operated by the Company under charters from September 1994 to February 1995 and from April 1996 to August 8, 1996, at which time it was acquired by the Company.

(3) Chartered in August 1997.

     Under government regulations and CDI's insurance policies, the Company is required to maintain its vessels in accordance with standards of seaworthiness and safety set by government regulations and classification organizations. CDI maintains its fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping ("ABS"), Det Norske Veritas ("DNV") and the USCG. The ABS is one of several classification societies used by ship owners to certify that their vessels meet certain structural, mechanical and safety equipment standards, including Lloyd's Register, Bureau Veritas and DNV among others.

     CDI incurs routine drydock inspection, maintenance and repair costs under USCG Regulations and to maintain ABS or DNV classification for its vessels. In addition to complying with these requirements, the Company has its own vessel maintenance program which management believes permits CDI to continue to provide its customers with well maintained, reliable vessels.

     In the normal course of its operations, CDI also charters other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels. All of the Company's vessels are subject to ship mortgages.

SUMMARY NATURAL GAS AND OIL RESERVE DATA

     The following table sets forth summary data with respect to ERT's estimated proved natural gas and oil reserves and related estimated future net revenue at December 31, 1997, and is based upon the report of Miller & Lents.

                                           TOTAL PROVED(1)
                                        (DOLLARS IN THOUSANDS)
                                        ----------------------
Estimated Proved Reserves:
     Natural Gas (Mmcf)..............            22,245
     Oil and Condensate (MBbls)......               200
Future net cash flows before income
  taxes..............................          $ 29,227
Present value of estimated future net
  revenue before income taxes........          $ 27,114
Standardized measure of discounted
  future net cash flows(2)...........          $ 19,760
------------
(1) East Cameron Blocks 231 and 353 purchased in January 1998 described below are not included in the above December 31, 1997 summary.

(2) The standardized measure of discounted future net cash flows attributable to the Company's reserves was prepared using constant prices as of December 31, 1997, discounted at 10% per annum.

     In November 1997 ERT acquired interests in offshore properties ranging from 50%-55% in Vermilion Blocks 147 and 328 from Spirit Energy 76, a business unit of Unocal Corporation. These blocks are located approximately southeast of Louisiana and have three producing wells with five wells shut-in. The facilities consist of one four-pile, one eight-pile and a monopod platform structure. In January of 1998 ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company (SONAT). The East Cameron 231 field (blocks 231 and 223) currently produces about 8 MMCFD and 100 BOPD from eight wells. Structures located in the EC 231 area include 46 wells, four platforms, and three caissons. The East Cameron 353 field currently produces about 10 MMCFD from three wells.

FACILITIES

     CDI is headquartered at 400 N. Sam Houston Parkway E., in Houston, Texas. The Company's subsea and marine services operations are based in Morgan City, Louisiana. All of CDI's facilities are leased.

                        PROPERTY AND FACILITIES SUMMARY

                                                   FUNCTION                       SIZE
                                        -------------------------------   ---------------------
Houston, Texas.......................   Corporate and ERT Headquarters     30,000 square feet
                                        Project Management
                                        Account Management
                                        Sales Office
Morgan City, Louisiana...............   Operations/Docking                     28.5 acres
                                        Warehouse/Offices                  30,000 square feet/
                                                                            4,500 square feet

     The Company moved to a larger and more modern operating facility near its previous facility in Morgan City in December 1997. The new facility provides many advantages when compared to the previous location including, more room (28.5 acres), more office space (30,000 square feet), more bulkhead (over 1000 feet) for vessel repair and maintenance, new warehouses and mechanics buildings and more parking. This facility is important to enable CDI to manage operations effectively as it continues to grow. The Company also has sales offices in Lafayette and New Orleans, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS.

     CDI's operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company insures against these risks at levels consistent with industry standards. CDI believes its insurance is adequate to protect it against, among other things, the cost of replacing the total or constructive total loss of its vessels. The Company also carries workers' compensation, maritime employer's liability, general liability and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that CDI considers financially prudent. CDI's services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in the Company being named a defendant in lawsuits asserting large claims. To date, the Company has been involved in no such catastrophic lawsuit. Although there can be no assurance that the amount of insurance carried by CDI is sufficient to protect it fully in all events, management believes that its insurance protection is adequate for the Company's business operations. A successful liability claim for which CDI is underinsured or uninsured could have a material adverse effect on the Company.

     CDI is involved in various legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM (UNNUMBERED).  EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information as of December 31, 1997 with respect to the executive officers and certain other senior officers of the
Company:

                NAME                    AGE           POSITION WITH THE COMPANY
-------------------------------------   ----   ----------------------------------------
Gerald G. Reuhl......................    47    Chairman and Director
Owen Kratz...........................    45    President, Chief Executive Officer and
                                                 Director
S. James Nelson......................    56    Executive Vice President, Chief
                                                 Financial Officer and Director
Martin R. Ferron.....................    41    Executive Vice President and Chief
                                                 Operating Officer
Andrew C. Becher.....................    52    Senior Vice President and General
                                                 Counsel
Louis L. Tapscott....................    60    Senior Vice President -- Business
                                                 Development
Kenneth Duell........................    47    Vice President -- Special Projects and
                                                 Deepwater
Jon M. Buck..........................    40    Vice President -- Sales
Randall W. Drewry....................    52    Vice President -- Bids and Proposals
Michael P. Middleton.................    41    Vice President -- Operations
A. Wade Pursell......................    33    Vice President -- Finance
Terrell W. (Jack) Reedy..............    56    Vice President -- Safety
Lyle K. Kuntz........................    46    President, ERT

EXECUTIVE AND OTHER SENIOR OFFICERS

     GERALD G. REUHL has served as the Company's Chairman of the Board since 1990 and Chief Executive Officer from 1988 until April of 1997. From 1986 to 1988, Mr. Reuhl managed the Company's Domestic Diving Division, and from 1980 to 1986, he held a variety of management positions within both the domestic and international divisions of the Company. Mr. Reuhl joined the Company as a diver in 1975.

     OWEN KRATZ has served as the Company's Chief Executive Officer since April 1997, President since 1993 and Chief Operating Officer and director since 1990. He joined the Company in 1984 and has held various offshore positions, including SAT diving supervisor, and has had management responsibility for client relations, marketing and estimating.

     S. JAMES NELSON, JR., has served as Executive Vice President, Chief Financial Officer and a director of the Company since 1990. From 1985 to 1988, Mr. Nelson was the Senior Vice President and Chief Financial Officer of Diversified Energies, Inc., the former parent of CDI, at which time he had corporate responsibility for the Company. From 1980 to 1985, Mr. Nelson served as Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company.

     MARTIN R. FERRON became Executive Vice President and Chief Operating Officer in January 1998. Mr. Ferron has over sixteen years of experience in the oilfield industry, the last seven of which were in senior management positions with international operations of McDermott Marine Construction and Oceaneering International Services Limited. Mr. Ferron has a Civil Engineering degree from the City University in London, a Masters Degree in Marine Technology from Strathclyde University in Glasgow, an MBA from Aberdeen University, Scotland and is a Chartered Civil Engineer.

     ANDREW C. BECHER has served as Senior Vice President and General Counsel of the Company since January 1996. Mr. Becher served as outside general counsel for the Company from 1990 to 1996, while a partner with Robins, Kaplan, Miller & Ciresi of Minneapolis, Minnesota. From 1987 to 1990, Mr. Becher served as Senior Vice President of Dain Bosworth, Inc., a national investment banking firm.

     LOUIS L. TAPSCOTT joined the Company as Senior Vice President of Business Development in August 1996. From 1992 to 1996, he was a Senior Vice President for Sonsub International, Inc., a company which operates a deepwater fleet of ROVs. From 1984 to 1988, he was a director and Chief Operating Officer of Oceaneering International, Inc. Mr. Tapscott has over thirty years of executive management and operational experience working with subsea contractors and subsea technology organizations in the United States and internationally.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     CDI's Common Stock is traded in the U.S. on the Nasdaq National Market ("Nasdaq"). The Common Stock is quoted through Nasdaq under the symbol
"CDIS." The following table represents for the periods indicated, the high and low sales price per share of the Company's Common Stock:

                                         HIGH        LOW
                                        -------    -------
FISCAL YEAR 1997
     Third quarter(1)................   $ 37.75    $ 19.75
     Fourth quarter..................     38.00      22.25

------------

(1) CDI completed its initial public offering on July 7, 1997 so that trading information in the third quarter is only reported after that date.

     As of March 27, 1998 there were approximately 548 holders of record of Common Stock.

     CDI has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and growth of its business. Certain of CDI's financing arrangements restrict the payment of cash dividends under certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     On April 11, 1997, CDI, First Reserve, Messrs. Reuhl, Kratz and Nelson and certain other shareholders of the Company entered into an agreement with Coflexip pursuant to which (i) CDI sold to Coflexip 528,541 shares of Common Stock and (ii) certain shareholders of CDI, including Messrs. Reuhl, Kratz and Nelson, sold to Coflexip 3,171,247 shares of Common Stock, all at a purchase price of $9.46 per share for an aggregate price of $35 million (the "Purchase Agreement"). For issuing Common Stock to Coflexip, CDI received $5 million in consideration, consisting of two newly constructed heavy work class construction ROVs. Among other terms of the Purchase Agreement, CDI was required to make a number of specific representations, warranties and covenants about its business, capital structure, assets and liabilities. Individual selling shareholders were required to make separate representations. CDI and Coflexip also agreed to indemnify each other against certain claims and liabilities arising in connection with the transaction for a minimum of three years for up to the amount of consideration transferred for shares, in the case of CDI, or for value assets transferred, in the case of Coflexip. Sale of these shares to Coflexip was exempt from registration under Section 4(2) of the Securities Act of 1933 because Coflexip purchased for investment and not with a view to redistribution.

ITEM 6.  SELECTED FINANCIAL DATA

     The reflected financial data presented below for the five fiscal years ended December 31, 1997, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                          1993        1994        1995        1996        1997
                                       ----------  ----------  ----------  ----------  -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Revenues.........................  $   37,172  $   38,032  $   37,524  $   76,122  $   109,386
Gross Profit.........................      10,377      10,961       8,849      22,086       33,685
Net Income...........................       3,948       4,034       2,674       8,435       14,482
Net Income Per Share:
     Basic...........................        0.31        0.48        0.24        0.76         1.12
     Diluted.........................        0.30        0.46        0.24        0.75         1.09
Total Assets.........................      22,798      28,633      44,859      83,056      125,600
Working Capital......................       5,309       6,052       4,033      13,409       28,927
Long-Term Debt.......................       5,141       3,766       5,300      25,000      --
Shareholders' Equity.................       6,360      10,394      22,408      30,844       89,369

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Natural gas and oil prices, the offshore mobile rig count and Gulf of Mexico lease activity are three of the primary indicators management uses to predict the level of the Company's business. CDI's construction services generally follow successful drilling activities by six to eighteen months on the Continental Shelf and twelve to twenty-four in the Deepwater arena. The level of drilling activity is related to both short and long-term trends in natural gas and oil prices. A decline in natural gas and oil prices generally leads to a reduction in offshore drilling activity which can lower demand for construction services. Recently, this relationship has been less pronounced due to a number of industry trends, including advances in technology that have increased drilling success rates and efficiency, and a worldwide growth in the demand for both natural gas and oil. The number of offshore rigs working in the Gulf of Mexico has averaged close to full utilization since mid-1995 which management expects will lead to increased construction activity over the next several years. Given worldwide shortages of drilling rigs, subsea hardware and experienced personnel, efforts to drill Gulf of Mexico leases on a timely basis have accelerated demand for the Company's subsea services resulting in improved pricing. The decline in worldwide oil prices in the fourth quarter accelerated in the first quarter of 1998. Continued low oil prices could cause customers to scale back or eliminate 1998 drilling programs.

     Product prices impact the Company's natural gas and oil operations in several respects. The Company seeks to acquire producing natural gas and oil properties that are generally in the later stages of their economic life. These properties typically have few, if any, unexplored drilling locations, so the potential abandonment liability is a significant consideration with respect to the offshore properties which the Company has purchased to date. Although higher natural gas prices tended to reduce the number of mature properties available for sale, these higher prices contributed to improved operating results for the Company in 1996 and 1997. Salvage operations consist of platform decommissioning, removal and abandonment, P&A services performed by the Company's salvage assets, i.e. a stiff-leg derrick barge and well servicing equipment. In addition, salvage related support, such as debris removal and preparation of platform legs for removal, is often provided by the Company's surface diving vessels. In 1989, management targeted platform removal and salvage operations as a regulatory driven activity which offers a partial hedge against fluctuations in the commodity price of natural gas. In particular, MMS regulations require removal of platforms within eighteen months from the date production ceases and also require remediation of the seabed at the well site to its original state. In 1996 and 1997, the Company contracted and managed, on a turnkey basis, all aspects of the decommissioning and abandonment of certain large fields using third party heavy lift derrick barges, a service the Company intends to expand in the future.

     The following table sets forth for the periods presented (i) average U.S. natural gas prices, (ii) the Company's natural gas production, (iii) the average number of offshore rigs under contract in the Gulf of Mexico, (iv) the number of platforms installed and removed in the Gulf of Mexico and (v) the vessel utilization rates for each of the major categories of the Company's fleet.

                                                              1995                                        1996
                                          ------------------------------------------  ------------------------------------------
                                             Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
U.S. Natural Gas Prices(1)..............  $    1.46  $    1.57  $    1.47  $    1.98  $    3.16  $    2.37  $    2.15  $    2.81
ERT Gas Production (MMCF)...............        241        481        865        795        970        918      1,169      1,253
Rigs Under Contract in the Gulf of
  Mexico(2).............................        119        131        143        148        149        156        161        164
Platform Installations(3)...............         12         17         26         22         12         35         31         30
Platform Removals(3)....................          4         36         23         10         11         11         25         30
Average Company Vessel Utilization
  Rate(4)...............................
    Dynamic Positioned..................         77%        --         --         90%        81%        71%        82%        92%
    Saturation DSV......................         38%        53%        88%        88%        55%        73%        82%        88%
    Surface Diving......................         45%        63%        77%        74%        62%        77%        85%        74%
    Derrick Barge.......................         21%        46%        63%        32%        16%        57%        91%        65%

                                                             1997
                                          ------------------------------------------
                                             Q1         Q2         Q3         Q4
                                          ---------  ---------  ---------  ---------
U.S. Natural Gas Prices(1)..............  $    2.67  $    2.13  $    2.46  $    2.88
ERT Gas Production (MMCF)...............      1,519      1,213      1,381      1,252
Rigs Under Contract in the Gulf of
  Mexico(2).............................        165        169        168        169
Platform Installations(3)...............         16         21         29         39
Platform Removals(3)....................          3         21         31         28
Average Company Vessel Utilization
  Rate(4)...............................
    Dynamic Positioned..................         60%        79%        92%        94%
    Saturation DSV......................         58%        77%        81%        77%
    Surface Diving......................         53%        80%        90%        81%
    Derrick Barge.......................         22%        78%        99%        89%

------------

(1) Average of the monthly Henry Hub cash prices in $ per MMBtu, as reported in Natural Gas Week.

(2) Average weekly number of rigs contracted, as reported by Offshore Data Services.

(3) Source: Offshore Data Services; installation and removal of platforms with two or more piles in the Gulf of Mexico.

(4) Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of days in each quarter.

     Vessel utilization is historically lower during the first quarter due to winter weather conditions in the Gulf of Mexico. Accordingly, the Company plans its drydock inspections and other routine and preventive maintenance programs during this period. During the first quarter, a substantial number of the Company's customers finalize capital budgets and solicit bids for construction projects. The bid and award process during the first two quarters leads to the commencement of construction activities during the second and third quarters. As a result, the Company has historically generated approximately 55 to 65% of its consolidated revenues in the last six months of the year. The Company's operations can also be severely impacted by weather during the fourth quarter. The Company's salvage barge, which has a shallow draft, is particularly sensitive to adverse weather conditions, and its utilization rate will be lower during such periods. To minimize the impact of weather conditions on the Company's operations and financial condition, CDI began operating DP vessels and expanded into the acquisition of mature offshore properties. The unique station-keeping ability offered by dynamic positioning enables these vessels to operate throughout the winter months and in rough seas. Operation of natural gas and oil properties tends to offset the impact of weather since the first and fourth quarters are typically periods of high demand for natural gas and of strong natural gas prices. Due to this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

                             RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     REVENUES. Consolidated revenues of $109.4 million in 1997 were 44% more than the $76.1 million reported during 1996 due primarily to the addition of DP vessels, improved demand for traditional subsea services and increased natural gas and oil production. Revenues from DP vessels increased 89% to $47.6 million in 1997 as compared to prior year due to the full year operations of the BALMORAL SEA and UNCLE JOHN (vessels placed in service in April and October, 1996, respectively). This increase, combined with stronger market conditions for surface diving and supply boats offset the impact of seven vessels being out of service for a combined 40 weeks during the first two quarters of 1997 for regulatory inspections, preventative maintenance and/or vessel upgrades. In addition six weeks of downtime were experienced during the third quarter of 1997 due to a lightning strike on the WITCH QUEEN and an electrical fire on the CAL DIVER II. During 1996 only two such vessels were out of service for any significant length of time.

     Revenue from natural gas and oil production was $16.5 million for the year ended 1997 from 13 properties as compared to $12.3 million in 1996 from nine properties. The 1997 revenue benefited from prior year well enhancement efforts. Average gas sales prices improved slightly in 1997 compared to 1996.

     GROSS PROFIT. Gross profit increased by $11.6 million, or 53%, from $22.1 million in 1996 to $33.7 million in 1997. The addition of the UNCLE JOHN and BALMORAL SEA to the Company's fleet were responsible for over half of the increase. The remaining increase was due to improved demand for traditional subsea services and increased natural gas and oil production. Subsea and Salvage margins were unchanged between 1997 and 1996 despite the Company encountering difficulties on a large construction project in the third quarter of 1997 and the unusually active 1997 regulatory inspection and maintenance program which resulted in Subsea and Salvage repair costs of $6.3 million as compared to $3.4 million in 1996.

     Natural gas and oil production gross profit was $8.4 million for the year ended December 31, 1997 as compared to $5.0 million for the prior year. The increase was due mainly to the acquisition of five blocks during the second half of 1996 and the gain recorded on the sale of two properties during the second quarter of 1997.

     SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 35% to $11.2 million in 1997 as compared to 1996. The increase was due mainly to the addition of new personnel to support the Company's deepwater strategy and growth in its base business and to higher levels of subsea bonuses. The remainder of the increase was due to the ERT incentive compensation program whereby key management personnel share in the improved earnings of the natural gas and oil production segment. Selling and administrative expenses were 10% of 1997 revenues, an improvement from 11% in 1996.

     NET INTEREST. Net interest expense decreased by $622,000 (from $745,000 in 1996 to $123,000 in 1997) due mainly to the Company retiring all debt in July 1997 with the proceeds received from the IPO. Borrowings under the Revolving Credit Agreement averaged $10.4 million during 1997 as compared to $13.0 million during 1996.

     INCOME TAXES. Income taxes were $7.8 million for 1997 as compared to $4.6 million for the prior year. The increase was due to the Company's increased profitability. Higher depreciation related to the newly acquired DP vessels resulted in a reduction of the amount of cash taxes paid (as a percentage of pre-tax income) in 1997 compared to 1996 and also a corresponding increase in the deferred tax liability.

     NET INCOME. Net income increased 72% to $14.5 million for the year ended December 31, 1997 as compared to $8.4 million in 1996 as a result of factors described above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Consolidated revenues of $76.1 million in 1996 were more than double the $37.5 million reported in the prior year due primarily to the addition of new DP vessels and to higher commodities prices and increased production from natural gas and oil properties. A full year of operations from the WITCH QUEEN (placed in service in November 1995) and the additions of the BALMORAL SEA and UNCLE JOHN (placed in service in April and October) increased revenues from the DP vessels to 33% of consolidated 1996 revenues compared to 10% in 1995. The establishment of a new management team resulted in improved performance in the operation of the salvage assets (BARGE I and well servicing equipment) which included the removal of four large structures by subcontracting heavy lift barges. Natural gas and oil production from 14 offshore blocks owned at year-end 1996 was $12.3 million compared to $4.8 million in 1995. This increase of $7.5 million, or 156%, was a result of natural gas prices increasing by approximately 58% and to production from the five properties acquired in 1996 as well as the full year contributions of the Company's other properties.

     GROSS PROFIT. Gross profit increased by $13.2 million in 1996, from $8.8 million in 1995 to $22.1 million in 1996. Improved rates and performance on turnkey contracts resulted in subsea and salvage margins increasing from 22% in 1995 to 27% in 1996. This increase reflects in part the benefit of operating five specialized vessels capable of supporting saturation diving. Gross profit from salvage assets was $2.2 million in 1996 or 13% of that generated by subsea and salvage operations in contrast to "break-even" results for the prior year. Natural gas and oil production gross profit was $5.0 million in 1996 compared to $1.7 million in the prior year, with the $3.3 million increase resulting from higher natural gas prices and greater production levels.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 68% in 1996 to $8.3 million from $4.9 million in 1995. Payments of $2.3 million made under 1996 incentive plans represented an increase of $2.0 million over 1995. The balance of the increase reflected higher sales and administrative costs necessary to support the 103% increase in 1996 revenues.

     NET INTEREST. Net interest expense increased by $610,000 (from $135,000 in 1995 to $745,000 in 1996) due to the borrowings incurred in conjunction with the acquisition of the BALMORAL SEA and UNCLE JOHN. Borrowings under the Revolving Credit Agreement averaged $13.0 million in 1996 compared to $6.0 million in 1995.

     INCOME TAXES. Income taxes of $4.6 million compares to $1.0 million in 1995 as a result of significant increases in 1996 margins and profitability. The effective tax rate increased significantly, from 28% to 35%, because the Company no longer qualified for the "Small Producer" tax benefit of percentage depletion. Higher depreciation related to the new DP vessels resulted in a reduction in the amount of cash taxes paid. In 1996, cash payments for Federal income taxes were $2.2 million or 48% of the total $4.6 million tax provision.

     NET INCOME. In 1996, net income of $8.4 million increased $5.8 million, or 215%, from 1995 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operating activities principally from internally generated cash flow, even in an industry-depressed year such as 1992. The 1995 equity infusion from First Reserve and its investment funds, together with internally generated cash flow, enabled the Company to formulate and implement its deepwater expansion strategy.

     As of December 31, 1997, the Company had $28.9 million of working capital (including $13.0 million of cash on hand) and no debt outstanding. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures during 1997, and to repay all outstanding long-term indebtedness. In January, 1998, the Company acquired interests in six blocks involving two separate fields (including 49 wells) and assumed the responsibility to decommission the properties in full compliance with all governmental regulations. The Company also purchased a significant minority stake in Aquatica, Inc. (a shallow water diving company) in February 1998 for cash and a commitment to lend additional funds to allow Aquatica to purchase vessels and fund other growth opportunities. As of February 19, 1998, the Company had no debt outstanding and maintained $12 million of cash on hand after funding the acquisition of two vessels in late 1997 (SEA SORCERESS and MERLIN), ERT's purchase of the offshore properties mentioned above and the equity investment in Aquatica, Inc. Additionally the Company has available all of a $40.0 million Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

     OPERATING ACTIVITIES. Net cash provided by operating activities was $22.3 million in 1997, as compared to $7.6 million provided in 1996. This increase was primarily the result of increased profitability and a decline in the level of funding required to fund accounts receivable increases ($5.8 million required in 1997 compared to $15.3 million in 1996). In addition, depreciation and amortization increased as a result of vessel and natural gas and oil properties acquisitions.

     The Company experienced improved collections of its billed accounts receivable during 1997 as compared to the prior year. Total accounts receivable increased $5.8 million at December 31, 1997 as compared to December 31, 1996, due to the 44% growth in revenues. The revenue allowance on gross amounts billed increased $800,000 as of December 31, 1997 compared to $1,021,000 at December 31, 1996 due to the aforementioned increase in activity and certain billing issues that were subsequently negotiated within the allowances provided.

     Net cash provided by operating activities was $7.6 million in 1996 compared to $12.0 million in 1995 with the decrease principally a result of $15.3 million necessary to fund an increase in accounts receivable. Accounts receivable increased 140% over the prior year, a level greater than the 103% increase in revenues due to the significant increase in revenues from offshore activity at the end of the Company's fiscal year 1996 which led to a much higher accounts receivable balance at December 31, 1996. This increase in activity and revenues also resulted in a significant increase in the revenue allowance on gross amounts billed for the reasons described above. Depreciation and amortization also increased by $2.5 million as a result of the new vessel additions. However, as noted previously, overall subsea and salvage margins increased from 22% in 1995 to 27% in 1996 notwithstanding higher depreciation charges. The additional depreciation increased the provision for deferred income taxes which was $2.1 million in 1996 compared to $600,000 in the prior year.

     INVESTING ACTIVITIES. Capital expenditures have consisted principally of strategic asset acquisitions including the WITCH QUEEN, BALMORAL SEA, UNCLE JOHN, SEA SORCERESS and MERLIN, improvements to existing vessels and the acquisition of offshore natural gas and oil properties. The Company incurred $28.9 million of capital expenditures during 1997. During the third quarter, the Company acquired a 374 foot by 104 foot ice-strengthened vessel (the DSV SEA SORCERESS). The Company plans an extensive upgrade program in a joint effort between the Company and its strategic partner, Coflexip, with funding of the Company's 51% portion expected to come from cash flow from operations. During the fourth quarter, the Company acquired a 190 foot by 40 foot DP vessel (the MERLIN) purpose built for long term ROV, survey and coring support. The remaining capital expenditures included the acquisition of two work class ROVs from Coflexip, the costs associated with installation of a derrick on the UNCLE JOHN and the cash portion of the fourth quarter natural gas and oil properties acquisition discussed below. During 1997, the Company had seven vessels out of service for either regulatory inspection or upgrade programs compared to only two during 1996.

     During the second quarter of 1997, the Company sold two offshore natural gas and oil properties for approximately $1.0 million. This transactions was structured as a Section 1031 "Like Kind" exchange for tax purposes. Accordingly, the cash received was restricted to use for acquisition of additional natural gas and oil properties. This restriction was removed in the fourth quarter with the acquisition of property interests in two offshore blocks.

     Since 1993, including the Sonat transaction closed subsequent to year end, the Company has invested $19 million to acquire 18 offshore natural gas and oil properties in nine separate transactions. The Company records the amount of cash paid together with the abandonment liability assumed at the time such properties are acquired. Only the cash paid at closing is reflected in the Company's statement of cash flows together with bond and escrow deposits required in connection with these purchases. The MMS requires an operator bond, and certain of the purchase and sale agreements have required the Company to fund portions of the estimated decommissioning liability. Accordingly, the Company's balance sheet as of December 31, 1997 included $5.7 million of cash deposits restricted for abandonment obligations which aggregated $6.5 million on that date. In addition, the Company had also issued letters of credit totaling $2.9 million at December 31, 1997 in lieu of cash deposits in connection with property acquisitions.

     FINANCING ACTIVITIES. The Company has financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, and the sale of Common Stock described above. The Revolving Credit Agreement, as amended, currently provides for a $40.0 million revolving line of credit. The Revolving Credit Agreement, which terminates in December 2000, is secured by trade receivables and mortgages on the Company's vessels. The Revolving Credit Agreement prohibits the payment of dividends on the Company's capital stock and contains only one financial covenant (a fixed charge coverage ratio) and a limitation that debt not exceed $60 million. Interest on borrowings under the Revolving Credit Agreement is equal to LIBOR plus 1.75% with incentive pricing thereafter pursuant to a formula based upon EBDIT (as defined therein). No borrowings were outstanding at December 31, 1997. Letters of credit are also available under the Revolving Credit Agreement which the Company typically uses if performance bonds are required or, in certain cases, in lieu of purchasing U.S. Treasury Bonds in conjunction with gas and oil property acquisitions.

     During the first two quarters of 1997, the Company repaid $5 million, net of its borrowings under its Revolving Credit Agreement with Fleet Capital Corporation and in the third quarter repaid the remaining $20 million outstanding with proceeds from the initial public offering of common stock. Also, during the second quarter the Company completed a transaction with Coflexip whereby Coflexip agreed to accept treasury shares as payment for two ROVs added in February.

     CAPITAL COMMITMENTS. In connection with its business strategy, management expects the Company to acquire or build additional vessels, acquire other assets such as ROVs, as well as seek to buy additional natural gas and oil properties. Depending upon the size of any future acquisitions, the Company may require additional debt financing, possibly in excess of the Revolving Credit Agreement, as amended, or additional equity financing. Other than potential asset acquisitions, management believes the net cash generated from operations and available borrowing capacity under the Revolving Credit Agreement will be adequate to meet funding requirements for the next year.

     The Company's share of the SEA SORCERESS conversion cost is expected to approximate $20-25 million in the years 1998 and 1999 if the conversion plan is approved by both the Cal Dive and Coflexip Boards of Directors. In addition, and as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels such as the SEA SORCERESS as well as buy additional natural gas and oil properties.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Report of Independent Public
  Accountants........................    33

Consolidated Balance
  Sheets -- December 31, 1997 and
  1996...............................    34

Consolidated Statements of Operations
  for the years ended December 31,
  1997, 1996 and 1995................    35

Consolidated Statements of
  Shareholders' Equity for the years
  ended December 31, 1997, 1996 and
  1995...............................    36

Consolidated Statements of Cash Flows
  for the years ended December 31,
  1997, 1996 and 1995................    37

Notes to Consolidated Financial
  Statements.........................    38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Cal Dive International, Inc.:

     We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. (a Minnesota corporation), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal Dive International, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
February 19, 1998

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                DECEMBER 31,
                                          ------------------------
                                             1997         1996
                                          -----------  -----------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $    13,025  $       204
     Accounts receivable --
          Trade, net of revenue
             allowance on gross amounts
             billed of $1,822 and
             $1,021.....................       23,856       18,849
          Unbilled revenue..............        8,134        7,364
     Other current assets...............        4,947        2,755
                                          -----------  -----------
               Total current assets.....       49,962       29,172
                                          -----------  -----------
PROPERTY AND EQUIPMENT..................       89,499       61,466
     Less -- Accumulated depreciation...      (20,021)     (13,260)
                                          -----------  -----------
                                               69,478       48,206
                                          -----------  -----------
OTHER ASSETS:
     Cash deposits restricted for
      salvage operations................        5,670        5,234
     Other assets, net..................          490          444
                                          -----------  -----------
                                          $   125,600  $    83,056
                                          ===========  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...................  $    12,919  $     9,909
     Accrued liabilities................        7,514        5,758
     Income taxes payable...............          602           94
                                          -----------  -----------
               Total current
                   liabilities..........       21,035       15,761
LONG-TERM DEBT..........................      --            25,000
DEFERRED INCOME TAXES...................        8,745        5,417
DECOMMISSIONING LIABILITIES.............        6,451        6,034
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par, 60,000 shares
      authorized, 21,345 and 18,448
      shares issued and outstanding.....       52,832        9,093
     Retained earnings..................       40,288       25,806
     Treasury stock, 6,820 and 7,349
      shares, at cost...................       (3,751)      (4,055)
                                          -----------  -----------
               Total shareholders'
                   equity...............       89,369       30,844
                                          -----------  -----------
                                          $   125,600  $    83,056
                                          ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
NET REVENUES:
     Subsea and salvage revenues.....  $   92,860  $   63,870  $   32,747
     Natural gas and oil
     production......................      16,526      12,252       4,777
                                       ----------  ----------  ----------
                                          109,386      76,122      37,524
COST OF SALES:
     Subsea and salvage..............      67,538      46,766      25,568
     Natural gas and oil
     production......................       8,163       7,270       3,107
                                       ----------  ----------  ----------
          Gross profit...............      33,685      22,086       8,849
                                       ----------  ----------  ----------
SELLING AND ADMINISTRATIVE EXPENSES:
     Selling expenses................       1,429       1,157         939
     Administrative expenses.........       9,767       7,134       3,993
                                       ----------  ----------  ----------
          Total selling and
             administrative
             expenses................      11,196       8,291       4,932
                                       ----------  ----------  ----------
INCOME FROM OPERATIONS...............      22,489      13,795       3,917
OTHER INCOME AND EXPENSE:
     Interest expense, net...........         123         745         135
     Other expense...................          85          36          61
                                       ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...........      22,281      13,014       3,721
     Provision for income taxes......       7,799       4,579       1,047
                                       ----------  ----------  ----------
NET INCOME...........................  $   14,482  $    8,435  $    2,674
                                       ==========  ==========  ==========
NET INCOME PER SHARE:
     Basic...........................  $     1.12  $     0.76  $     0.24
     Diluted.........................        1.09        0.75        0.24
                                       ==========  ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic...........................      12,883      11,099      11,016
     Diluted.........................      13,313      11,286      11,055
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                              COMMON STOCK                        TREASURY STOCK           TOTAL
                                           -------------------    RETAINED     --------------------    SHAREHOLDERS'
                                           SHARES      AMOUNT     EARNINGS      SHARES      AMOUNT        EQUITY
                                           -------    --------    ---------    --------    --------    -------------
BALANCE, DECEMBER 31, 1994..............    18,388    $  1,178    $  14,697     (10,069)   $ (5,481)     $  10,394
NET INCOME..............................     --          --           2,674       --          --             2,674
ACTIVITY IN COMPANY STOCK PLANS.........        60         121       --             500         150            271
SALE OF TREASURY STOCK, NET.............     --          7,794       --           2,220       1,276          9,070
                                           -------    --------    ---------    --------    --------    -------------
BALANCE, DECEMBER 31, 1995..............    18,448       9,093       17,371      (7,349)     (4,055)        22,409
NET INCOME..............................     --          --           8,435       --          --             8,435
                                           -------    --------    ---------    --------    --------    -------------
BALANCE, DECEMBER 31, 1996..............    18,448       9,093       25,806      (7,349)     (4,055)        30,844
NET INCOME..............................     --          --          14,482       --          --            14,482
ACTIVITY IN COMPANY STOCK PLANS.........        22         327       --           --          --               327
SALE OF TREASURY STOCK, NET.............     --          4,055       --             529         304          4,359
SALE OF COMMON STOCK, NET...............     2,875      39,357       --           --          --            39,357
                                           -------    --------    ---------    --------    --------    -------------
BALANCE, DECEMBER 31, 1997..............    21,345    $ 52,832    $  40,288      (6,820)   $ (3,751)     $  89,369
                                           =======    ========    =========    ========    ========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $    14,482  $     8,435  $     2,674
     Adjustments to reconcile net
     income to net cash provided by
     operating activities --
       Depreciation and
       amortization..................        7,512        5,257        2,794
       Deferred income taxes.........        3,789        2,122          635
       Gain on sale of property......         (464)     --           --
     Changes in operating assets and
       liabilities:
       Accounts receivable, net......       (5,777)     (15,287)       2,592
       Other current assets..........       (2,653)        (299)       1,574
       Accounts payable and accrued
          liabilities................        4,766        6,355        1,640
       Income taxes payable
          (receivable)...............          736          280         (327)
       Other noncurrent, net.........          (97)         782          414
                                       -----------  -----------  -----------
          Net cash provided by
             operating activities....       22,294        7,645       11,996
                                       -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............      (28,936)     (27,289)     (16,857)
  Deposits restricted for salvage
     operations......................         (436)        (255)      (2,727)
  Proceeds from sale of property.....        1,084          244      --
                                       -----------  -----------  -----------
          Net cash used in investing
             activities..............      (28,288)     (27,300)     (19,584)
                                       -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of treasury stock, net of
     transaction costs...............        4,359      --             9,070
  Borrowings under term loan
     facility........................        6,700       25,000        8,253
  Exercise of stock warrants and
     options.........................           99      --               271
  Decrease in short-term borrowing...      --           --            (1,900)
  Repayments of long-term debt.......      (31,700)      (5,300)      (8,219)
  Sale of Common Stock, net of
     transaction costs...............       39,357      --           --
                                       -----------  -----------  -----------
          Net cash provided by
             financing activities....       18,815       19,700        7,475
                                       -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       12,821           45         (113)
CASH AND CASH EQUIVALENTS:
  Balance, beginning of year.........          204          159          272
                                       -----------  -----------  -----------
  Balance, end of year...............  $    13,025  $       204  $       159
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

     Cal Dive International, Inc. (Cal Dive, CDI or the Company), headquartered in Houston, Texas, owns, staffs and operates ten marine construction vessels and a derrick barge in the Gulf of Mexico. The Company provides a full range of services to offshore oil and gas exploration and production and pipeline companies, including underwater construction, maintenance and repair of pipelines and platforms, and salvage operations.

     In September 1992, Cal Dive formed a wholly owned subsidiary, Energy Resource Technology, Inc. (ERT), to purchase producing offshore oil and gas properties which are in the later stages of their economic lives. ERT is a fully bonded offshore operator and, in conjunction with the acquisition of properties, assumes the responsibility to decommission the property in full compliance with all governmental regulations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets.

     All of the Company's interests in natural gas and oil properties are located offshore in United States waters. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized.

     ERT offshore property acquisitions are recorded at the value exchanged at closing together with an estimate of its proportionate share of the decommissioning liability assumed in the purchase based upon its working interest ownership percentage. In estimating the decommissioning liability to be assumed in offshore property acquisitions, the Company performs very detailed estimating procedures, including engineering studies. All capitalized costs are amortized on a unit-of-production basis (UOP) based on the estimated remaining oil and gas reserves. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

     The following is a summary of the components of property and equipment (dollars in thousands):

                                         ESTIMATED
                                        USEFUL LIFE      1997        1996
                                        -----------   ----------  ----------
Vessels..............................         15      $   62,814  $   40,403
Offshore leases and equipment........        UOP          15,634      14,767
Machinery and equipment..............          5           8,191       5,125
Leasehold improvements, furniture,
  software and computer equipment....          5           2,651       1,061
Automobiles and trucks...............          3             209         110
                                                      ----------  ----------
     Total property and equipment....                 $   89,499  $   61,466
                                                      ==========  ==========

     The cost of repairs and maintenance of vessels and equipment is charged to operations as incurred, while the cost of improvements is capitalized. Total repair and maintenance charges were $6,771,000, $3,655,000 and $2,368,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Upon the disposition of property and equipment, the related cost and accumulated

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) depreciation accounts are relieved, and the resulting gain or loss is included in other income (expense).

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     The Company earns the majority of its service revenues during the summer and fall months. Revenues are derived from billings under contracts (which are typically of short duration) that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Unbilled revenue represents revenue attributable to work completed prior to year-end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 1997 and 1996, are expected to be billed and collected within one year.

  REVENUE ALLOWANCE ON GROSS AMOUNTS BILLED

     The Company bills for work performed in accordance with the terms of the applicable contract. The gross amount of revenue billed will include not only the billing for the original amount quoted for a project but also include billings for services provided which the Company believes are outside the scope of the original quote. The Company establishes a Revenue Allowance for these additional billings based on its collections history if conditions warrant such a reserve.

  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The market for the Company's services is the offshore oil and gas industry, and the Company's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary; however, such losses have historically been insignificant.

     Two customers merged during 1995 (J. Ray McDermott, S.A.) and together accounted for 19 percent, 24 percent and 21 percent of consolidated revenues in the years 1997, 1996 and 1995, respectively. In addition, Shell accounted for 11 percent of consolidated revenues in 1997.

  INCOME TAXES

     Deferred taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement requires, among other things, the use of the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement replaces APB Opinion No. 15 and establishes standards for computing and presenting earnings per share. The Company adopted this standard, as required, for the year ended December 31, 1997. Adoption of this standard did not have a material effect on the Company's reported earnings per share amounts.

     SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents, which were stock options, less the number of treasury shares assumed to be purchased from the proceeds from the exercise of stock options.

  STATEMENT OF CASH FLOW INFORMATION

     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. During the years ended December 31, 1997, 1996 and 1995, the Company's cash payments for interest were approximately $1,033,000, $1,069,000 and $526,000, respectively, and cash payments for federal income taxes were approximately $3,200,000, $2,200,000 and $663,000, respectively. In connection with 1997, 1996 and 1995 offshore property acquisitions, ERT assumed net abandonment liabilities estimated at approximately $1,351,000, $1,200,000 and $3,800,000, respectively (see Note 3).

  RECLASSIFICATIONS

     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

  INVESTMENTS

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities, including treasury bills and notes, that the Company has both the intent and ability to hold to maturity, are carried at amortized cost and are included in cash deposits restricted for salvage operations in the accompanying consolidated balance sheets. As all of these securities as of December 31, 1997, are U.S. Treasury securities and notes, the majority of which mature beyond one year, the Company believes the recorded balance of these securities approximates their fair market value.

3.  OFFSHORE PROPERTY ACQUISITIONS:

     During 1995, net working interests of 50 percent to 100 percent in seven offshore blocks were acquired in exchange for cash of $1,780,000 and ERT assuming the related abandonment liabilities. The 1996 property acquisitions included net working interests of 33 percent to 100 percent in four offshore blocks which were acquired for cash of $3,600,000 and assumption of a pro rata share of the decommissioning liability. During 1997, ERT acquired net working interest of 50 percent to 100 percent in 3 offshore blocks in exchange for $1.3 million in cash and assumption of a pro rata share of the decommissioning liability.

     ERT production activities are regulated by the federal government and require significant third-party involvement, such as refinery processing and pipeline transportation. The Company records revenue from its offshore properties net of royalties paid to the Minerals Management Service. Royalty fees paid totaled approximately $3,018,000, $1,996,000 and $875,000 for the years ended 1997, 1996 and 1995, respectively. In accordance with federal regulations that require operators in

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) the Gulf of Mexico to post an areawide bond of $3,000,000, cash deposits restricted for salvage operations include U.S. Treasury bonds of $3,300,000 at December 31, 1997 (see Note 2). In addition, the terms of certain of the 1993 purchase and sale agreements require that ERT deposit a portion of a property's net production revenue into interest-bearing escrow accounts until such time as a specified level of funding has been set aside for salvaging and abandoning the properties. As of December 31, 1997, such deposits totaled $2,370,000 and are included in cash deposits restricted for salvage operations in the accompanying balance sheet.

4.  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                            1997       1996
                                          ---------  ---------
Accrued payroll and related benefits....  $   4,097  $   2,961
Workers compensation claims.............      1,100        999
Workers compensation claims to be
  reimbursed............................      1,568        698
Other...................................        749      1,100
                                          ---------  ---------
     Total accrued liabilities..........  $   7,514  $   5,758
                                          =========  =========

5.  REVOLVING CREDIT FACILITY:

     During 1995, the Company entered into a $30 million revolving credit facility, maturing in May 2000, which is secured by property and equipment and trade receivables. At the Company's option, interest was at a rate equal to 2.00 percent above a Eurodollar base rate (2.25 on borrowings less than $10 million) or .5 percent above prime. Pursuant to these terms, borrowings at December 31, 1996, included $22 million at 7.37 percent (Eurodollar option) and $3 million at
8.75 percent. The Company drew upon the revolving credit facility throughout the three years ended December 31, 1997. Under this credit facility, letters of credit (LOC) are also available which the Company typically uses if performance bonds are required and, in certain cases, in lieu of purchasing U.S. Treasury bonds in conjunction with ERT property acquisitions. At December 31, 1996 and 1997, LOC totaling $4.25 million and $2.92 million were outstanding pursuant to these terms.

     During April 1997, the revolving credit facility was amended, increasing the amount available to $40 million and reducing the financial covenant restrictions to one (a fixed charge ratio) and reducing the interest rate from
 .5% above prime and 2% above the Eurodollar base rate to prime and 1.25 to 2.50 percent above Eurodollar based on specific provisions set forth in the loan agreement. The Company was in compliance with these debt covenants at December 31, 1997.

6.  FEDERAL INCOME TAXES:

     Federal income taxes have been provided based on the statutory rate of 34 percent in 1995 and 1996 and 35 percent in 1997 adjusted for items which are allowed as deductions for federal income tax reporting purposes, but not for book purposes. The primary differences between the statutory rate and the Company's effective rate are as follows:

                                         1997       1996       1995
                                       ---------  ---------  ---------
Statutory rate.......................         35%        34%        34%
Percentage depletion related to the
  natural gas production of ERT
  properties.........................     --         --             (7)
Other................................     --              1          1
                                       ---------  ---------  ---------
Effective rate.......................         35%        35%        28%
                                       =========  =========  =========

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Current..............................  $   4,010  $   2,457  $     412
Deferred.............................      3,789      2,122        635
                                       ---------  ---------  ---------
                                       $   7,799  $   4,579  $   1,047
                                       =========  =========  =========

     Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each as of December 31, 1997 and 1996, is as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
Deferred tax liabilities --
     Depreciation....................  $   8,745  $   5,417
                                       ---------  ---------
Deferred tax assets --
     Reserves, accrued liabilities
       and other.....................        (91)      (552)
                                       ---------  ---------
          Net deferred tax
             liability...............  $   8,654  $   4,865
                                       =========  =========

7.  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     The Company occupies several facilities under noncancelable operating leases, with the more significant leases expiring in the years 2004 and 2007. Future minimum rentals under these leases are $4.35 million at December 31, 1997 with $495,000 in 1998, $559,000 in 1999, $553,000 in 2000, $569,000 in 2001 and
the balance thereafter. Total rental expense under operating leases was $376,000, $262,000 and $240,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  INSURANCE AND LITIGATION

     The Company carries hull protection on vessels, indemnity insurance and a general umbrella policy. All onshore employees are covered by workers' compensation, and all offshore employees, including divers and tenders, are covered by Jones Act employee coverage, the maritime equivalent of workers' compensation. The Company is exposed to deductible limits on its insurance policies, which vary from $5,000 to a maximum of $100,000 per accident occurrence. Effective August 1, 1992, the Company adopted a self-insured (within specified limits) medical and health benefits program for its employees whereby the Company is exposed to a maximum of $15,000 per claim.

     The Company incurs workers' compensation claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts accrued and receivable from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheet. See related accrued liabilities at Note 4. Such amounts were $1,568,000 and $698,000 as of December 31, 1997 and 1996, respectively. The Company has not incurred any significant losses as a result of claims denied by its insurance carriers. In the opinion of management, the ultimate liability to the Company, if any, which may result from these claims will not materially affect the Company's consolidated financial position, results of operations or net cash flows.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  EMPLOYEE BENEFIT PLANS:

  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The Company's contributions and cost are determined annually as 50 percent of each employee's contribution up to 5 percent of the employee's salary. The Company's costs related to this plan totaled $270,000, $197,000 and $168,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  INCENTIVE AND STOCK OPTION PLAN

     During 1995, the board of directors and shareholders approved the 1995 Long-Term Incentive Plan (the Incentive Plan). Under the Incentive Plan, a maximum of 10% of the total shares of Common Stock issued and outstanding may be granted to key executives and selected employees who are likely to make a significant positive impact on the reported net income of the Company. The Incentive Plan is administered by a committee which determines, subject to approval of the Compensation Committee of the Board of Directors, the type of award to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The committee may grant stock options, stock appreciation rights, or stock and cash awards. Options granted to employees under the Incentive Plan vest 20% per year for a five year period, have a maximum exercise life of five years and, subject to certain exceptions, are not transferable.

     The stock option plan is accounted for using APB Opinion No. 25, and therefore no compensation expense is recorded. If SFAS Statement No. 123 had been used for the accounting of these plans, the Company's pro forma net income for 1997, 1996 and 1995 would have been $14,023,000, $8,330,000 and $2,607,000, respectively, and the Company's pro forma diluted earnings per share would have been $1.07, $0.74 and $0.24, respectively. These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

     All of the options outstanding at December 31, 1997, have exercise prices as follows: 454,500 shares at $4.50, 470,000 shares at $9.50 and 70,000 shares at a range of $26.75 to $32.75 and a weighted average remaining contractual life of 3.68 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996: risk-free interest rates of 5.9 percent; expected dividend yields of 0 percent; expected lives of five years; and expected volatility of 0 percent as the Company was a privately held entity and accordingly estimating the expected volatility was not feasible. The same weighted average assumptions were used for grants in 1997 with the exception of expected volatility which is assumed to be 36 percent and risk-free interest rate assumed to be 5.5 percent.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options outstanding are as follows:

                                               1997                    1996                     1995
                                       ---------------------   ---------------------   ----------------------
                                                    WEIGHTED                WEIGHTED                 WEIGHTED
                                                    AVERAGE                 AVERAGE                  AVERAGE
                                                    EXERCISE                EXERCISE                 EXERCISE
                                         SHARES      PRICE       SHARES      PRICE       SHARES       PRICE
                                       ----------   --------   ----------   --------   -----------   --------
Options outstanding, beginning of
  year...............................     544,500   $  4.50       447,500    $ 4.50        560,000    $  .35
Granted..............................     540,000     12.17       135,000      4.50        447,500      4.50
Exercised............................     (22,000)     4.50        --         --          (560,000)      .35
Terminated...........................     (68,000)     4.50       (38,000)     4.50        --          --
                                       ----------   --------   ----------   --------   -----------   --------
Options outstanding,
  December 31........................     994,500   $  8.66       544,500    $ 4.50        447,500    $ 4.50
Options exercisable,
  December 31........................     199,604   $  4.50       124,700    $ 4.50         44,000    $ 4.50
                                       ==========   ========   ==========   ========   ===========   ========

9.  COMMON STOCK:

     During 1995, the board of directors and shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares from 2,000,000 to 20,000,000. In connection with this measure, a 10-for-1 stock split was also approved. Accordingly, all of the share and per share information included in the financial statements and notes thereto has been restated retroactively to reflect the 10-for-1 stock split.

     During 1995, First Reserve Corporation, on behalf of certain of the investment funds it manages, acquired a 50 percent ownership position in the Company by purchasing 3,329,780 shares held by employees and 2,219,850 treasury shares held by the Company, increasing shareholders' equity by $10,000,000 ($9,070,000, net of transaction costs).

     On April 11, 1997, Coflexip purchased approximately 3,700,000 shares of the Company's stock, consisting of approximately 2.1 million shares sold by management of the Company, 1.1 million shares sold by First Reserve Funds and approximately 500,000 shares sold by the Company at a price of $9.46 per share. The Company had previously, in February of 1997, contracted with Coflexip to acquire two ROVs at published retail prices. Coflexip agreed to accept approximately 500,000 shares of the Company's Common Stock as payment for the ROVs and as part of the transaction described above.

     In conjunction with this transaction, the Company entered into a new Shareholders Agreement. The new Shareholders Agreement provides that, except in limited circumstances (including issuance of securities under stock option plans or in conjunction with acquisitions), the Company shall provide preemptive rights to acquire the Company's securities to each of Coflexip, First Reserve and the Executive Directors. The Shareholders Agreement also provides that the Company will not enter into an agreement (i) to sell the Company, (ii) to retain an advisor to sell the Company or (iii) to pursue any acquisition in excess of 50% of the Company's market capitalization without first notifying Coflexip in writing and providing Coflexip the opportunity to consummate an acquisition on terms substantially equivalent to any proposal.

     The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 4.1 million shares at $15 per share. Of the 4.1 million shares, 2,875,000 shares were sold by the Company and 1,265,000 shares were sold by First Reserve Funds. Net proceeds to the Company of approximately $39.4 million were used to retire all of its then outstanding long-term indebtedness of $20 million.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  BUSINESS SEGMENT INFORMATION (IN THOUSANDS):

     The following summarizes certain financial data by business segment:

                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  ----------
Revenues --
  Subsea and salvage revenues........  $    92,860  $    63,870  $   32,747
  Natural gas and oil production.....       16,526       12,252       4,777
                                       -----------  -----------  ----------
          Total......................  $   109,386  $    76,122  $   37,524
                                       ===========  ===========  ==========
Income from operations --
  Subsea and salvage.................  $    16,411  $    10,503  $    3,185
  Natural gas and oil production.....        6,078        3,292         732
                                       -----------  -----------  ----------
          Total......................  $    22,489  $    13,795  $    3,917
                                       ===========  ===========  ==========
Identifiable assets --
  Subsea and salvage.................  $   107,420  $    63,217  $   31,473
  Natural gas and oil production.....       18,180       19,839      13,386
                                       -----------  -----------  ----------
          Total......................  $   125,600  $    83,056  $   44,859
                                       ===========  ===========  ==========
Capital expenditures --
  Subsea and salvage.................  $    26,984  $    20,038  $   14,260
  Natural gas and oil production.....        1,952        7,251       2,597
                                       -----------  -----------  ----------
          Total......................  $    28,936  $    27,289  $   16,857
                                       ===========  ===========  ==========
Depreciation and amortization --
  Subsea and salvage.................  $     4,000  $     2,525  $    1,659
  Natural gas and oil production.....        3,512        2,732       1,135
                                       -----------  -----------  ----------
          Total......................  $     7,512  $     5,257  $    2,794
                                       ===========  ===========  ==========

11.  SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED):

     The following information regarding the Company's oil and gas producing activities is presented pursuant to SFAS No. 69, "Disclosures About Oil and Gas Producing Activities" (in thousands).

  CAPITALIZED COSTS

     Aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated are presented below. The Company has no capitalized costs related to unproved properties.

                                            AS OF DECEMBER 31,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
Proved properties being amortized.......  $   15,634  $   14,767
Less -- Accumulated depletion,
  depreciation and amortization.........      (6,845)     (3,998)
                                          ----------  ----------
     Net capitalized costs..............  $    8,789  $   10,769
                                          ==========  ==========

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table reflects the costs incurred in oil and gas property acquisition and development activities during the dates indicated:

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997        1996       1995
                                          ----------  ----------  ---------
Proved property acquisition costs.......  $    2,687  $    4,688  $   6,092
Development costs.......................         385       2,048        310
                                          ----------  ----------  ---------
     Total costs incurred...............  $    3,072  $    6,736  $   6,402
                                          ==========  ==========  =========

  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997        1996       1995
                                          ----------  ----------  ---------
Revenues................................  $   16,526  $   12,252  $   4,777
Production (lifting) costs..............       4,651       4,538      1,971
Depreciation, depletion and
  amortization..........................       3,512       2,732      1,136
Pretax income from producing
  activities............................       8,363       4,982      1,670
Income tax expenses.....................       2,927       1,744        568
                                          ----------  ----------  ---------
Results of oil and gas producing
  activities............................  $    5,436  $    3,238  $   1,102
                                          ==========  ==========  =========

  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     Proved oil and gas reserve quantities are based on estimates prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 1997, have been reviewed by Miller and Lents, Ltd., independent petroleum engineers. Reserve quantities for periods prior to December 31, 1995, were estimated by the Company's internal engineers and not independent engineers since the Company was a privately held entity. The internal engineers did not revise their estimates for 1994 because the Company's properties were proved and producing in the latter stages of their respective lives and revisions to the reserve data were insignificant. Accordingly, no revisions of estimates prior to December 31, 1995 have been reflected. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1995, all of the Company's proved reserves were developed. As of December 31, 1996 and 1997, 4,500 Bbls. of oil and 6,325,700 Mcf. of gas of the Company's proved reserves were undeveloped.

                                             OIL        GAS
      RESERVE QUANTITY INFORMATION         (BBLS.)    (MCF.)
----------------------------------------   -------   ---------
Total proved reserves at December 31,
1994....................................       75        3,336
     Production.........................      (33)      (2,382)
     Purchases of reserves in place.....       80       19,444
                                           -------   ---------
Total proved reserves at December 31,
  1995..................................      122       20,398
     Revisions of previous estimates....       32         (365)
     Production.........................      (38)      (4,310)
     Purchases of reserves in place.....        8        8,873
                                           -------   ---------
Total proved reserves at December 31,
  1996..................................      124       24,596
     Revisions of previous estimates....      (21)       1,831
     Production.........................      (51)       5,385)
     Purchases of reserves in place.....      149        2,115
     Sales of reserves in place.........       (1)        (912)
                                           -------    ---------
Total proved reserves at December 31,
  1997..................................       200       22,245
                                           =======     ========

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interest in proved oil and gas reserves as of December 31:

                                          1997         1996         1995
                                       -----------  -----------  -----------
Future cash inflows..................  $    59,819  $    92,393  $    44,127
Future costs --
     Production......................      (23,675)     (26,247)     (23,990)
     Development and abandonment.....       (6,917)      (7,365)      (6,168)
                                       -----------  -----------  -----------
Future net cash flows before income
  taxes..............................       29,227       58,781       13,969
     Future income taxes.............       (7,927)     (17,980)      (5,072)
                                       -----------  -----------  -----------
Future net cash flows................       21,300       40,801        8,897
     Discount at 10% annual rate.....       (1,540)      (6,996)      (1,252)
                                       -----------  -----------  -----------
Standardized measure of discounted
  future net cash flows..............  $    19,760  $    33,805  $     7,645
                                       ===========  ===========  ===========

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves are as follows:

                                          1997         1996         1995
                                       -----------  -----------  ----------
Standardized measure, beginning of
  year...............................  $    33,805  $     7,645  $      604
Sales, net of production costs.......      (11,441)      (9,882)     (2,806)
Net change in prices, net of
  production costs...................      (17,707)      22,201       1,217
Changes in future development
  costs..............................          160         (555)     --
Development costs incurred...........          385        2,007      --
Accretion of discount................        4,870        1,200          60
Net change in income taxes...........        7,544      (10,539)     (4,358)
Purchases of reserves in
  place..............................        3,282       21,730      13,068
Sales of reserves in place...........       (2,480)     --           --
Changes in production rates (timing)
  and other..........................        1,342           (2)       (140)
                                       -----------  -----------  ----------
Standardized measures, end of year...  $    19,760  $    33,805  $    7,645
                                       ===========  ===========  ==========

12.  REVENUE ALLOWANCE ON GROSS AMOUNTS BILLED:

     The following table sets forth the activity in the Company's Revenue Allowance on Gross Amounts Billed for each of the three years in the period ended December 31, 1997 (in thousands):

                                          1997        1996       1995
                                       ----------  ----------  ---------
Beginning balance....................  $    1,021  $      402  $     364
Additions............................       3,058       1,784        464
Deductions...........................      (2,257)     (1,165)      (426)
                                       ----------  ----------  ---------
Ending balance.......................  $    1,822  $    1,021  $     402
                                       ==========  ==========  =========

     The Company also regularly reviews its trade receivable balances for collectibility and provides Reserves for Bad Debts when necessary; however, as the Company's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers such reserves have historically been insignificant. See Note 2 for a detailed discussion regarding the Company's accounting policy on the revenue allowance on gross amounts billed.

13.  SUBSEQUENT EVENTS:

  INVESTMENT IN AQUATICA, INC.

     In February 1998, the Company purchased a significant minority stake in Aquatica, Inc. for cash, in addition to a commitment to lend additional funds to allow Aquatica to purchase vessels and fund other growth opportunities. Aquatica, Inc., headquartered in Lafayette, Louisiana, is a surface diving company founded in October 1997 with the acquisition of Acadiana Divers, a 15 year old surface diving company. Dependent upon various preconditions, as defined, the shareholders of Aquatica, Inc. have the right to convert their shares into Cal Dive shares at a ratio based on a formula which, among other things, values their interest in Aquatica, Inc. and must be accretive to Cal Dive shareholders. The Company will account for this investment on the equity basis of accounting for financial reporting purposes.

  ACQUISITION OF OFFSHORE BLOCKS

     In January 1998, ERT acquired interests in six blocks involving two separate fields (a 55% interest in East Cameron 231 and a 10% interest in East Cameron 353) from Sonat Exploration

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Company ("Sonat"). The properties were purchased in exchange for cash of $1 million, as well as assumption of Sonat's pro rata share of the related decommissioning liability.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during the third (July through September) and fourth (October through December) quarters of its fiscal year. The following is a summary of consolidated quarterly financial information for 1997 and 1996.

                                                            QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        ---------   ----------   -------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1997
Revenues.............................   $  18,444   $   28,628     $  28,859        $ 33,455
Gross profit.........................       5,423        9,282         8,419          10,561
Net income...........................       1,886        4,604         3,983           4,009
Net income per share:
     Basic...........................        0.17         0.40          0.28            0.28
     Diluted.........................        0.17         0.39          0.27            0.27
FISCAL 1996
Revenues.............................   $  11,184   $   17,605     $  23,906        $ 23,427
Gross profit.........................       3,148        5,497         7,508           5,933
Net income...........................       1,156        2,403         3,412           1,464
Net income per share:
     Basic...........................        0.10         0.22          0.31            0.13
     Diluted.........................        0.10         0.22          0.30            0.13

                                       49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders. See also "Executive Officers of the Registrant" appearing in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

         The following financial statements included on pages 32 through 48 in this Annual Report are for the fiscal year ended December 31, 1997.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules

         All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

     3.  Exhibits.

         Pursuant to Item 601(b)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

     The following exhibits are filed as part of this Annual Report:

        EXHIBIT
         NUMBER
------------------------
           3.1       -- Amended and Restated Articles of
                        Incorporation of Registrant,
                        incorporated by reference to Exhibits
                        3.1 to the Form S-1 Registration
                        Statement filed by the Registrant (Reg.
                        No 333-11399).
           3.2       -- Bylaws of Registrant, incorporated by
                        reference to Exhibit 3.2 to the Form S-1
                        Registrant Statement filed by the
                        Registrant (Reg. No. 333-11399).
           4.1       -- Amended and Restated Loan and Security
                        Agreement by and among the Company, ERT
                        and Fleet Capital Corporation (f/n/a
                        Shawmut Capital Corporation) dated as of May 23, 1995 incorporated by reference to Exhibit 4.1 to the Form S-1 Registration Statement filed by the Registrant (Reg. No. 333-11299).
           4.2       -- Amendment No. 5 to Loan incorporated by
                        reference to Exhibit 4.2 to the Form S-1
                        Registration Statement filed by the
                        Registrant (Reg. No. 333-11299).
           4.3       -- Form of Common Stock certificate,
                        incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 333-11399).
           4.4       -- Shareholders Agreement by and among the
                        Company, First Reserve Secured Energy
                        Asset Fund, First Reserve Fund V, First
                        Reserve Fund V-2, First Reserve Fund
                        (collectively the "Selling
                        Shareholders"), Messrs. Reuhl, Kratz,
                        Nelson and other shareholders of the
                        Company incorporated by reference to
                        Exhibit 4.4 to the Form S-1 Registration
                        Statement filed by the Registrant (Reg.
                        No. 333-11299).
           4.5       -- Registration Rights Agreement by and
                        between the Company, the Selling
                        Shareholders, Messrs. Reuhl, Kratz,
                        Nelson and other shareholders of the
                        Company incorporated by reference to
                        Exhibit 4.5 to the Form S-1 Registra-
                        tion Statement filed by the Registrant
                        (Reg. No. 333-11299).

        EXHIBIT
         NUMBER
------------------------
           4.6       -- Registration Rights Agreement by and
                        between the Company and Coflexip
                        incorporated by reference to Exhibit 4.6
                        to the Form S-1 Registration Statement
                        filed by the Registrant (Reg. No.
                        333-11299).
          10.1       -- Purchase Agreement dated April 11, 1997
                        by and between Coflexip and the Company
                        incorporated by reference to Exhibit
                        10.1 to the Form S-1 filed by Registrant
                        (Reg. No. 333-11399).
          10.2       -- Business Cooperation Agreement dated
                        April 11, 1997 by and between Coflexip
                        and the Company incorporated by
                        reference to Exhibit 10.2 to the Form
                        S-1 filed by Registrant (Reg. No.
                        333-11399).
          10.3       -- 1995 Long Term Incentive Plan, as
                        amended incorporated by reference to
                        Exhibit 10.3 to the Form S-1 filed by
                        Registrant (Reg. No. 333-11399).
          10.4       -- Employment Agreement between Gerald G.
                        Reuhl and the Company incorporated by
                        reference to Exhibit 10.4 to the Form
                        S-1 filed by Registrant (Reg. No.
                        333-11399).
          10.5       -- Employment Agreement between Owen Kratz
                        and the Company incorporated by
                        reference to Exhibit 10.5 to the Form
                        S-1 filed by Registrant (Reg. No.
                        333-11399).
          10.6       -- Employment Agreement between S. James
                        Nelson and the Company incorporated by
                        reference to Exhibit 10.6 to the Form
                        S-1 filed by Registrant (Reg. No.
                        333-11399).
          10.7       -- 1997 Annual Incentive Compensation
                        Program incorporated by reference to
                        Exhibit 10.7 to the Form S-1 filed by
                        Registrant (Reg. No. 333-11399).
          21         -- Subsidiaries of the Registrant. The
                        Company has two subsidiaries, Energy
                        Resource Technologies, Inc. and Cal Dive
                        Offshore, Ltd.
------------
* Filed herewith.

     Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements option 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

                                          CAL DIVE INTERNATIONAL, INC.
                                          By:        S. JAMES NELSON
                                              EXECUTIVE VICE PRESIDENT, CHIEF
                                                     FINANCIAL OFFICER
                                          By:        A. WADE PURSELL
                                               VICE PRESIDENT-FINANCE, CHIEF
                                                     ACCOUNTING OFFICER

March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      President, Chief Executive Officer        March 31, 1998
                      OWEN KRATZ                      and Director
                                                      Chairman, Director                        March 31, 1998
                   GERALD G. REUHL
                                                      Executive Vice President, Chief           March 31, 1998
                   S. JAMES NELSON                    Financial Officer and Director
                                                      Director                                  March 31, 1998
                 WILLIAM E. MACAULAY
                                                      Director                                  March 31, 1998
                   DAVID H. KENNEDY
                                                      Director                                  March 31, 1998
                   GORDON F. AHALT