Form 10-Q
period 1998-03-31
CAL DIVE INTERNATIONAL INC
filed 1998-05-04
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended March 31, 1998

     ( )        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the transition period from _____________ to ______________

                               ------------------

                         Commission File Number: 0-22739

                               ------------------

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

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X]

     At May 4, 1998 there were 14,544,831 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I. Financial Information                                   Page

Item 1. Financial Statements

Consolidated Balance Sheets -

     March 31, 1998 and December 31, 1997........................1

Consolidated Statements of Operations -

     Three Months Ended March 31, 1998 and
        March 31, 1997...........................................2

Consolidated Statements of Cash Flows -

     Three Months Ended March 31, 1998 and
        March 31, 1997...........................................3

Notes to Consolidated Financial Statements.......................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................6

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K........................9

Signatures......................................................10

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         March 31,     Dec. 31,
                                                           1998         1997
                                                         ---------    ---------
                       ASSETS                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ........................   $  11,171    $  13,025
    Accounts receivable --
         Trade, net of revenue allowance
              on gross amounts billed of
              $1,220 (unaudited) and $1,822 ..........      21,877       23,856
         Unbilled ....................................       8,508        8,134
    Other current assets .............................       8,123        4,947
                                                         ---------    ---------
        Total current assets .........................      49,679       49,962
                                                         ---------    ---------
PROPERTY AND EQUIPMENT ...............................     100,245       89,499
    Less - Accumulated depreciation ..................     (22,001)     (20,021)
                                                         ---------    ---------
                                                            78,244       69,478
                                                         ---------    ---------
OTHER ASSETS:
    Cash deposits restricted for salvage
         operations ..................................       5,749        5,670
    Other assets, net ................................       6,635          490
                                                         ---------    ---------
                                                         $ 140,307    $ 125,600
                                                         =========    =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .................................   $  18,341    $  12,919
    Accrued liabilities ..............................       5,552        7,514
    Income taxes payable .............................       1,516          602
                                                         ---------    ---------
         Total current liabilities ...................      25,409       21,035
LONG-TERM DEBT .......................................           0            0
DEFERRED INCOME TAXES ................................       9,945        8,745
DECOMMISSIONING LIABILITIES ..........................      10,226        6,451
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, no par, 60,000 shares
         authorized, 21,355 and 21,345 shares issued
         and outstanding .............................      52,947       52,832
    Retained earnings ................................      45,531       40,288
    Treasury stock, 6,821 shares, at cost ............      (3,751)      (3,751)
                                                         ---------    ---------
         Total shareholders' equity ..................      94,727       89,369
                                                         ---------    ---------
                                                         $ 140,307    $ 125,600
                                                         =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended March 31,
                                                   -------------------------
                                                     1998              1997
                                                   --------          -------
                                                          (unaudited)
NET REVENUES:
    Subsea and salvage .......................     $ 29,342          $13,588
    Natural gas and oil production ...........        3,815            4,856
                                                   --------          -------
                                                     33,157           18,444
COST OF SALES:
    Subsea and salvage .......................       20,394           10,780
    Natural gas and oil production ...........        2,200            2,241
                                                   --------          -------
         Gross profit ........................       10,563            5,423
                                                   --------          -------
SELLING AND ADMINISTRATIVE EXPENSES:
    Selling expenses .........................          317              362
    Administrative expenses ..................        2,523            1,854
                                                   --------          -------
         Total selling and
           administrative expenses ...........        2,840            2,216
                                                   --------          -------
INCOME FROM OPERATIONS .......................        7,723            3,207

OTHER INCOME AND EXPENSE:
    Interest (income) expense, net ...........         (222)             318
    Other (income) expense, net ..............         (120)              13
                                                   --------          -------
INCOME BEFORE INCOME TAXES ...................        8,065            2,876
    Provision for income taxes ...............        2,822              991
                                                   --------          -------
NET INCOME ...................................     $  5,243          $ 1,885
                                                   ========          =======
EARNINGS PER COMMON SHARE:
    Basic ....................................     $   0.36          $  0.17
    Diluted ..................................     $   0.35          $  0.17
                                                   ========          =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
    Basic ....................................       14,535           11,099
    Diluted ..................................       15,000           11,272
                                                   ========          =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  Three Months Ended March 31,
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................  $  5,243       $  1,885
    Adjustments to reconcile net income to
      net cash provided by operating
      activities --
         Depreciation and amortization ...........     1,996          1,845
         Deferred income taxes ...................     1,200            500
    Changes in operating assets and liabilities:
         Accounts receivable, net ................     1,605          9,215
         Other current assets ....................    (3,176)          (685)
         Accounts payable and accrued liabilities      3,460         (3,210)
         Income taxes payable/receivable .........       914            419
         Other non-current, net ..................    (1,273)            84
                                                    --------       --------
           Net cash provided by operating
             activities ..........................     9,969         10,053
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .........................    (6,789)        (3,017)
    Investment in Aquatica, Inc. .................    (5,000)             0
    Purchase of deposits restricted for
      salvage operations .........................       (79)          (131)
                                                    --------       --------
           Net cash used in investing
             activities ..........................   (11,868)        (3,148)
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options ....................        45              0
    Repayments of long-term debt .................         0         (6,000)
                                                    --------       --------
           Net cash provided by (used in) financing
             activities ..........................        45         (6,000)
                                                    --------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................    (1,854)           905
CASH AND CASH EQUIVALENTS:
    Balance, beginning of period .................    13,025            204
                                                    --------       --------
    Balance, end of period .......................  $ 11,171       $  1,109
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 2 - INVESTMENT IN AQUATICA, INC.

In February 1998, CDI purchased a significant minority equity interest in Aquatica, Inc. for $5 million, in addition to a commitment to lend additional funds of up to $5 million to allow Aquatica to purchase vessels and fund other growth opportunities. Aquatica, Inc., headquartered in Lafayette, Louisiana, is a surface diving company founded in October 1997 with the acquisition of Acadiana Divers, a 15 year old surface diving company. Dependent upon various preconditions, as defined, the shareholders of Aquatica, Inc. have the right to convert their shares into Cal Dive shares at a ratio based on a formula which, among other things, values their interest in Aquatica, Inc. and must be accretive to Cal Dive shareholders. CDI will account for this investment on the equity basis of accounting for financial reporting purposes.

NOTE 3 - ACQUISITION OF OFFSHORE BLOCKS

In January 1998, ERT acquired interests in six blocks involving two separate fields (a 55% interest in East Cameron 231 and a 10% interest in East Cameron
353) from Sonat Exploration Company ("Sonat"). The properties were purchased in exchange for cash of $1 million, as well as assumption of Sonat's pro rata share of the related decommissioning liability.

NOTE 4 - CHANGE IN ACCOUNTING POLICY

Effective January 1, 1998, the Company changed its method of accounting for regulatory (U.S. Coast Guard, American Bureau of Shipping and Det Norske Veritas) related drydock inspection and certification expenditures. This change was made due to the significant changes in the composition of the Company's fleet which has been expanded to include more sophisticated dynamically positioned vessels that are capable of working in the deepwater Gulf of Mexico, a key to Cal Dive's operating strategy. The change also coincides with the first time these vessels were due for drydock inspection and certification since being acquired by CDI. The Company previously expensed inspection and certification costs as incurred; however, effective January 1, 1998, such expenditures will be capitalized and amortized over the 30-month period between regulatory mandated drydock inspections and certification. This predominant industry practice provides better matching of expenses with the period benefited (i.e., certification to operate the vessel for a 30-month period between required drydock inspections and to meet bonding and insurance coverage requirements). This change had an $800,000 positive impact on net income, or $0.05 per share, in the Company's first quarter 1998 consolidated financial statements. The cumulative effect of this change in accounting principle is immaterial to the Company's consolidated financial statements taken as a whole.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      REVENUES. During the three months ended March 31, 1998, the Company's revenues increased 80% to $33.2 million compared to $18.4 million for the three months ended March 31, 1997 with the Subsea and Salvage segment contributing all of the increase. The majority of the increase was due to increased demand for services provided by CDI's DP vessels, particularly the UNCLE JOHN which contributed nearly half of the increase compared to the first quarter of 1997 when the vessel was out of service for six weeks to have its derrick installed. The chartering of the MARIANOS during the three months ended March 31, 1998 contributed $3.9 million as the vessel filled in while the WITCH QUEEN was in drydock for scheduled maintenance. During the first three months of 1998 an increased level of customer emergency repairs created strong demand for the 4-Point moored saturation vessels (CAL DIVERS I AND II). As a result, total vessel utilization days were 574 for the CDI fleet in the first quarter of 1998, an increase of 34% over the same period of the prior year.

      Natural gas and oil production revenue for the three months ended March 31, 1998 declined 21% to $3.8 million from $4.9 million during the comparable prior year period due to a decrease in average gas prices realized in the first quarter of 1998. Production of 1.5 Bcf for the three months ended March 31,1998 was virtually unchanged from first quarter 1997 levels.

      GROSS PROFIT. Gross profit of $10.6 million for the first quarter of 1998 nearly doubled the $5.4 million gross profit recorded in the comparable prior year period with the UNCLE JOHN providing over half of the increase. The remainder of the increase is due mainly to the aforementioned stronger demand in 1998 for services provided by the 4-Point saturation vessels and to the impact of a change in the method of accounting for regulatory related drydock inspection and certification expenditures. The Company previously expensed such amounts as incurred; however, effective January 1, 1998, such expenditures will be capitalized and amortized over the 30-month period between regulatory mandated drydock inspections which is consistent with industry-wide practice. The impact of this change on CDI's gross profit for the first quarter of 1998 was to increase the results by approximately $1.2 million. Subsea and Salvage margins increased from 21% in the three months ended March 31, 1997, to 27% (after deducting the impact of the accounting change) in the three months ended March 31, 1998 due mainly to the factors mentioned above.

        Natural gas and oil production gross profit decreased from $2.6 million in the first quarter of 1997 to $1.6 million for the three months ended March 31, 1998, due mainly to the decrease in average gas prices.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were 8.6% of first quarter 1998 revenues, an improvement from 12% in the comparable prior year period. Such expenses for the three months ended March 31, 1998 were $2.8 million as compared to $2.2 million in the comparable prior year period. The increase was due mainly to the addition of new personnel to support the Company's Deepwater strategy and growth in its base business.

      NET INTEREST. The Company reported net interest income of $222,000 for the three months ended March 31, 1998 in contrast to net interest expense of $318,000 for the three months ended March 31, 1997. This improvement was due to the repayment of all outstanding debt with proceeds from its initial public offering of Common Stock in July 1997.

      INCOME TAXES. Income taxes increased to $2.8 million for the three months ended March 31, 1998, compared to $1.0 million in the comparable prior year period due to increased profitability.

      NET INCOME. Net income of $5.2 million for the three months ended
March 31, 1998 was $3.4 million, or 178%, more than the comparable period in 1997 as a result of factors described above. The above-mentioned accounting change increased CDI's net income for the first quarter of 1998 by approximately $800,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities principally from internally generated cash flow. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures during 1997, and to repay all outstanding long-term indebtedness. As of March 31, 1998, the Company had $24.3 million of working capital (including $11.2 million of cash on hand) and no debt outstanding after funding the acquisition of two vessels in late 1997(SEA SORCERESS AND MERLIN), ERT's purchase of offshore properties and the equity investment in Aquatica. Additionally, CDI has approximately $37.0 million available under a Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

      OPERATING ACTIVITIES. Net cash provided by operating activities was virtually unchanged at $10.0 million in the three months ended March 31, 1998, as compared to the first quarter of 1997. Increased profitability during the first quarter of 1998 offset significant accounts receivable collections during the first quarter of 1997. Accounts payable increased $5.4 million at March 31, 1998 as compared to December 31, 1997 due mainly to significant accruals during March 1998 for various capital projects (including an upgrade of the SEA SORCERESS in preparation for the Terra Nova project and costs associated with placing the MERLIN in service).

      INVESTING ACTIVITIES. The Company incurred $6.8 million of capital expenditures during the first quarter of 1998 compared to $3.0 million during the comparable prior year period. In January 1998, ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company for $1.0 million and assumption of Sonat's pro rata share of the related decommissioning liability. The remaining balance relates to costs associated with placing the MERLIN in service and additions to the SEA SORCERESS in preparation for the Terra Nova project. The Company incurred capital expenditures of $2.1 million in the first quarter of 1997 related to the installation of a derrick on the UNCLE JOHN. In February 1998, the Company purchased a significant minority equity investment in Aquatica, Inc. (a surface diving company) for $5.0 million, in addition to a commitment to lend additional funds of $5.0 million to allow Aquatica to purchase vessels and fund other growth opportunities.

      FINANCING ACTIVITIES. The Company was debt free throughout the first quarter of 1998. Excess cash funds, which averaged $13.3 million, were invested in U.S. Government securities which yielded approximately 5.5%. During the first two quarters of 1997, the Company repaid $5.0 million, net of its borrowings under the Revolving Credit Agreement with Fleet Capital Corporation and in the third quarter repaid the remaining $20.0 million outstanding with proceeds from its initial public offering.

      CAPITAL COMMITMENTS. The Company does not have any material commitments for capital expenditures for the next year. However, as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels as well as buy additional natural gas and oil properties.

IMPACT OF YEAR 2000 ISSUE

      The Company has assessed what computer software will require modification or replacement so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased, and is presently implementing, a new project management accounting system which is Year 2000 compliant. This system, which fully integrates all of its modules, will provide project managers and accounting personnel with up-to-date information enabling them to better control jobs in addition to providing benefits inventory control and planned vessel maintenance. This implementation will be completed during 1998. Accordingly, the Company believes that with this conversion, the Year 2000 issue will be resolved in a timely manner and presently does not believe that the cost to become Year 2000 compliant will have a material adverse effect on the Company's consolidated financial statements. Finally, CDI's vessel computer DP systems are dependent on government satellites and the government has not yet confirmed that they have solved Year 2000 data problems.

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

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits -

          Exhibit 18 - Letter from Arhtur Andersen LLP regarding change in accounting principle.

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

                                                 CAL DIVE INTERNATIONAL, INC.

Date: May 4, 1998                                By: /s/ S. JAMES NELSON
                                                     S. James Nelson, Executive
                                                     Vice President and Chief
                                                     Financial Officer

Date: May 4, 1998                                By: /s/ A. WADE PURSELL
                                                     A. Wade Pursell,  Vice
                                                     President-Finance and
                                                     Chief Accounting Officer