Form 10-Q
period 1998-06-30
CAL DIVE INTERNATIONAL INC
filed 1998-08-13
CIK 866829

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934
            for the quarterly period ended June 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934

          For the transition period from _____________to_______________

                         Commission File Number: 0-22739

                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Minnesota                               95-3409686
 (State of Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)               Identification Number)


                          400 N. Sam Houston Parkway E.
                                    Suite 400
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 618-0400
                         (Registrants telephone number,
                              Including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     At August 13, 1998 there were 14,555,831 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I. Financial Information
                                                                    Page

     Item 1. Financial Statements

     Consolidated Balance Sheets -

          June 30, 1998 and December 31, 1997.........................1

     Consolidated Statements of Operations -

          Three Months Ended June 30, 1998 and
               June 30, 1997..........................................2

          Six Months Ended June 30, 1998 and
               June 30, 1997..........................................3

     Consolidated Statements of Cash Flows -

          Six Months Ended June 30, 1998 and
               June 30, 1997..........................................4

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

     Signatures......................................................12

                          Part I. Financial Statements

Item 1.  Financial Statements


                  Cal Dive International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                           June 30,     Dec. 31,
                                                             1998         1997
                                                         -----------  ----------
                ASSETS                                   (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents ......................   $  18,152    $  13,025
      Accounts receivable --
           Trade, net of revenue allowance
                on gross amounts billed of
                $2,159 and $1,822 ....................      22,804       23,856
           Unbilled ..................................       8,969        8,134
      Other current assets ...........................      10,030        4,947
                                                         ---------    ---------
              Total current assets ...................      59,955       49,962
                                                         ---------    ---------

PROPERTY AND EQUIPMENT ...............................     102,879       89,499
      Less - Accumulated depreciation ................     (24,157)     (20,021)
                                                         ---------    ---------
                                                            78,722       69,478
                                                         ---------    ---------
OTHER ASSETS:
      Cash deposits restricted for salvage
           operations ................................       5,906        5,670
      Investment in Aquatica, Inc. ...................       5,645            0
      Other assets, net ..............................       1,499          490
                                                         ---------    ---------
                                                         $ 151,727    $ 125,600
                                                         =========    =========


       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ...............................   $  21,042    $  12,919
      Accrued liabilities ............................       6,974        7,514
      Income taxes payable ...........................       2,643          602
                                                         ---------    ---------
           Total current liabilities .................      30,659       21,035
LONG-TERM DEBT .......................................           0            0
DEFERRED INCOME TAXES ................................       9,945        8,745
DECOMMISSIONING LIABILITIES ..........................      10,375        6,451
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Common stock, no par, 60,000 shares
           authorized, 21,365 and 21,345 shares issued
           and outstanding ...........................      53,014       52,832
      Retained earnings ..............................      51,485       40,288
      Treasury stock, 6,821 shares, at cost ..........      (3,751)      (3,751)
                                                         ---------    ---------
           Total shareholders' equity ................     100,748       89,369
                                                         ---------    ---------
                                                         $ 151,727    $ 125,600
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                             Three Months Ended
                                                                   June 30,
                                                            --------------------
                                                              1998         1997
                                                            --------     -------
                                                                 (unaudited)

NET REVENUES:
      Subsea and salvage ...............................    $ 35,228     $25,258
      Natural gas and oil production ...................       3,298       3,370
                                                            --------     -------
                                                              38,526      28,628

COST OF SALES:
      Subsea and salvage ...............................      23,999      17,322
      Natural gas and oil production ...................       2,393       2,024
                                                            --------     -------
           Gross profit ................................      12,134       9,282
                                                            --------     -------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses .................................         328         349
      Administrative expenses ..........................       3,370       1,613
                                                            --------     -------
           Total selling and administrative expenses ...       3,698       1,962
                                                            --------     -------

INCOME FROM OPERATIONS .................................       8,436       7,320

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. .............         500           0
      Net interest (income) expense and other ..........        (224)        317
                                                            --------     -------

INCOME BEFORE INCOME TAXES .............................       9,160       7,003
      Provision for income taxes .......................       3,206       2,399
                                                            --------     -------
NET INCOME .............................................    $  5,954     $ 4,604
                                                            ========     =======

EARNINGS PER COMMON SHARE:
      Basic ............................................    $   0.41     $  0.40
      Diluted ..........................................    $   0.40     $  0.39
                                                            ========     =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic ............................................      14,545      11,570
      Diluted ..........................................      14,997      11,862
                                                            ========     =======



The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1998         1997
                                                            --------     -------
                                                                 (unaudited)

NET REVENUES:
      Subsea and salvage ...............................    $ 64,570     $38,846
      Natural gas and oil production ...................       7,113       8,226
                                                            --------     -------
                                                              71,683      47,072

COST OF SALES:
      Subsea and salvage ...............................      44,393      28,103
      Natural gas and oil production ...................       4,592       4,265
                                                            --------     -------
           Gross profit ................................      22,698      14,704
                                                            --------     -------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses .................................         644         710
      Administrative expenses ..........................       5,893       3,468
                                                            --------     -------
           Total selling and administrative expenses ...       6,537       4,178
                                                            --------     -------

INCOME FROM OPERATIONS .................................      16,161      10,526

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. .............         633           0
      Net interest (income) expense and other ..........        (434)        649
                                                            --------     -------

INCOME BEFORE INCOME TAXES .............................      17,228       9,877
      Provision for income taxes .......................       6,031       3,388
                                                            --------     -------
NET INCOME .............................................    $ 11,197     $ 6,489
                                                            ========     =======

EARNINGS PER COMMON SHARE:
      Basic ............................................    $   0.77     $  0.57
      Diluted ..........................................    $   0.75     $  0.56
                                                            ========     =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic ............................................      14,540      11,336
      Diluted ..........................................      14,992      11,631
                                                            ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                  Cal Dive International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                       1998       1997
                                                                    ---------   ---------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................   $ 11,197    $  6,489
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ........................      4,168       3,522
           Deferred income taxes ................................      1,200       1,108
           Equity in earnings of Aquatica, Inc. .................       (633)          0
           Gain on sale of property .............................          0        (464)
      Changes in operating assets and liabilities:
           Accounts receivable, net .............................        217         211
           Other current assets .................................     (5,083)     (1,778)
           Accounts payable and accrued liabilities .............      7,583        (674)
           Income taxes payable/receivable ......................      2,041       1,710
           Other non-current, net ...............................     (1,085)        125
                                                                    --------    --------
              Net cash provided by operating activities .........     19,605      10,249
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ......................................     (9,274)    (10,159)
      Investment in Aquatica, Inc. ..............................     (5,013)          0
      Purchase of deposits restricted for salvage operations ....       (236)       (177)
      Proceeds from sale of property ............................          0       1,084
                                                                    --------    --------
              Net cash used in investing activities .............    (14,523)     (9,252)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of treasury stock, net of transaction costs ..........          0       4,423
      Borrowings under term loan facility .......................          0       6,700
      Exercise of stock options .................................         45           0
      Repayments of long-term debt ..............................          0     (11,700)
                                                                    --------    --------
              Net cash provided by (used in) financing activities         45        (577)
                                                                    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................      5,127         420
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period ..............................     13,025         204
                                                                    --------    --------
      Balance, end of period ....................................   $ 18,152    $    624
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive, CDI or the Company) and its wholly owned subsidiaries, Energy Resource Technology, Inc. (ERT) and Cal Dive Offshore, Ltd. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


NOTE 2 - INVESTMENT IN AQUATICA, INC.

In February 1998, CDI purchased a significant minority equity interest in Aquatica, Inc. for $5 million, in addition to a commitment to lend additional funds of up to $5 million to allow Aquatica to purchase vessels and fund other growth opportunities. Aquatica, Inc., headquartered in Lafayette, Louisiana, is a surface diving company founded in October 1997 with the acquisition of Acadiana Divers, a 15 year old surface diving company. Dependent upon various preconditions, as defined, the shareholders of Aquatica, Inc. have the right to convert their shares into Cal Dive shares at a ratio based on a formula which, among other things, values their interest in Aquatica, Inc. and must be accretive to Cal Dive shareholders. CDI accounts for this investment on the equity basis of accounting for financial reporting purposes.


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


NOTE 5 - SECONDARY STOCK OFFERING

In May 1998, the Company completed a secondary offering of 2,867,070 shares of common stock at $33.50 per share on behalf of certain selling shareholders. The Company received no proceeds from the offering. However, shareholder liquidity was enhanced as public ownership increased to approximately 50% of the shares outstanding and accordingly, the average daily trading volume of CDI has increased proportionately since the secondary offering.

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



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

      REVENUES. During the three months ended June 30, 1998, the Company's revenues increased 35% to $38.5 million compared to $28.6 million for the three months ended June 30, 1997. The Subsea and Salvage segment contributed all of the increase with the sales of the Natural Gas and Oil Production segment remaining relatively flat. 70% of the increase was due to exceptional offshore performance by CDI's DP fleet, particularly the UNCLE JOHN and WITCH QUEEN, which both doubled their respective revenues in the second quarter of 1998 compared to the second quarter of 1997. The remainder of the increase was due to the addition of the Dynamically Positioned ("DP") MERLIN and the charter of the CSO CONSTRUCTOR filling in for the BALMORAL SEA which was out of service for scheduled maintenance and inspection.

      Natural gas and oil production revenue for the three months ended June 30, 1998 was $3.3 million as compared to $3.4 million for the three months ended June 30, 1997. Production declined slightly during the second quarter of 1998 as compared to the second quarter 1997. However this decrease was offset by higher gas prices which averaged $2.24/Mcf during the three months ended June 30, 1998 as compared to $2.01/Mcf for the three months ended June 30, 1997.

      GROSS PROFIT. Gross profit increased $2.9 million, or 31%, from $9.3 million for the three months ended June 30, 1997, to $12.1 million for the three months ended June 30, 1998. The increase was due mainly to exceptional offshore performance and strong rates for the DP fleet (particularly the UNCLE JOHN and WITCH QUEEN) which offset the favorable impact of a large, complex construction project in shallow water completed in the second quarter of 1997. Subsea and Salvage margins remained strong at 32% during the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

      Natural gas and oil production gross profit was $900,000 for the three months ended June 30, 1998, as compared to $1.3 million during the same period in the prior year. Several key wells required workover operations and the second quarter of 1997 included a gain of $500,000 from the sale of two properties.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $1.7 million, to $3.7 million for the three months ended June 30, 1998, as compared to $2.0 million during the same period in the prior year. Included in the $3.7 million is a $1 million provision principally for 1998 Incentive Compensation. In prior years, roughly 65% of CDI's business came in the second half of the year and thus incentive targets were not achieved (and bonuses were not recorded) until late in the third and into the fourth quarter. However, based on the first half 1998 bottom line results, a provision was recorded in the second quarter 1998 for incentive compensation. The remainder of the increase is due to the addition of new personnel to support the Company's deepwater strategy and growth in its base business.

      OTHER INCOME AND EXPENSE. The Company recorded $500,000 in the second quarter of 1998 reflecting its share of the second quarter earnings of Aquatica, Inc., the investment made in February of this year. The Company recorded net interest income and other of $224,000 for the three months ended June 30, 1998 in contrast to $317,000 of net interest expense and other for the three months ended June 30, 1997. This improvement was due to the repayment of all outstanding debt with proceeds from its initial public offering of Common Stock in July 1997.

      INCOME TAXES. Income taxes of $3.2 million for the three months ended June 30, 1998, increased over the comparable prior year period due to increased profitability.

      NET INCOME. Net income of $6.0 million for the three months ended June 30, 1998 was $1.4 million, or 29%, more than the comparable period in 1997 as a result of factors described above.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      REVENUES. Consolidated revenues of $71.7 million for the first half of 1998 was 52% more than the $47.1 million earned during the first half of 1997 with the Subsea and Salvage segment contributing all of the increase. The majority of the increase was due to increased demand for services provided by CDI's DP vessels, particularly the UNCLE JOHN and WITCH QUEEN which together contributed 60% of the increase. The charter of the MARIANOS during the first quarter of 1998 contributed $3.9 million as the vessel filled in while the WITCH QUEEN was in drydock for scheduled maintenance and likewise the CONSTRUCTOR contributed $3.9 million while the BALMORAL SEA was out of service in the second quarter of 1998.

      Natural gas and oil production was $7.1 million for the first half of 1998 as compared to $8.2 million for the first half of 1997. Most of the decrease was due to a decline in average gas prices from $2.48/Mcf for the first half of 1997 to $2.18/Mcf during the six months ended June 30, 1998 as production was constant at 2.7 Bcf.

      GROSS PROFIT. Gross profit increased by $8.0 million, or 54%, from $14.7 million in the first half of 1997 to $22.7 million in the first half of 1998 with the UNCLE JOHN and WITCH QUEEN making up the majority of the increase. The remaining increase was due to improved demand for the two saturation diving vessels and to the impact of a change in the method of accounting for regulatory related drydock inspection and certification expenditures (see Note 4 of Consolidated Financial Statements). Subsea and Salvage margins increased from 28% in the first half of 1997 to 31% during the first half of 1998 due mainly to the impact of the accounting change.

      Natural gas and oil production gross profit was $2.5 million for the six months ended June 30, 1998 as compared to $4.0 million for the comparable prior year period. The decrease was due to the aforementioned $500,000 gain recorded on the sale of two properties during the second quarter of 1997 and to the decline in average gas prices during the first half of 1998 as compared to the first half of 1997.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $2.4 million to $6.5 million in the six months ended June 30, 1998 as compared to the first half of 1997. The $6.5 million includes a $1 million provision principally for 1998 Incentive Compensation. The remainder of the increase is due to the addition of new personnel to support the Company's deepwater strategy and growth in its base business. Even with the increase in administrative costs such expenses represented 9% of revenues, a level identical to the first half of 1997.

      OTHER INCOME AND EXPENSE. The Company recorded $633,000 in the first half of 1998 reflecting its share of earnings of Aquatica, Inc. Net interest income and other of $434,000 for the six months ended June 30, 1998 compares to $649,000 of net interest expense and other for the six months ended June 30, 1997. This improvement was due to the repayment of all outstanding debt with proceeds from its initial public offering of Common Stock in July 1997.

      INCOME TAXES. Income taxes were $6.0 million for the first half of 1998 as compared to $3.4 million for the comparable prior year period. The increase was due to the Company's increased profitability.

      NET INCOME. Net income increased 73% to $11.2 million in the six months ended June 30, 1998 as compared to $6.5 million in the first half of 1997 as a result of factors described above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities by internally generated cash flow. An initial public offering of common stock was completed on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures during 1997, and to repay all outstanding long-term indebtedness. As of June 30, 1998, the Company had $29.3 million of working capital (including $18.2 million of cash on hand) and no debt outstanding after funding ERT's purchase of offshore properties and the equity investment in Aquatica. Additionally, CDI has approximately $40.0 million available under a Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

      OPERATING ACTIVITIES. Net cash provided by operating activities was $19.6 million in the six months ended June 30, 1998, as compared to $10.2 million provided in the six months ended June 30, 1997. This increase is primarily the result of increased profitability of the Company. Accounts Payable increased $8.1 million at June 30, 1998 as compared to December 31, 1997 due mainly to the increase in activity during the second quarter of 1998 as compared to the fourth quarter 1997 and significant accruals as of June 30, 1998 for the Tera Nova project in the third quarter 1998 (including upgrade and preparation costs of the SEA SORCERESS). Other current assets increased $5.1 million at June 30, 1998 as compared to December 31, 1997 due mainly to the aforementioned Tera Nova deferred project costs and the impact of the Company's change in method of accounting for regulatory related drydock inspection and certification expenditures.

      INVESTING ACTIVITIES. The Company incurred $9.3 million of capital expenditures during the first half of 1998 compared to $10.2 million during the comparable prior year period. In January 1998, ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company for $1.0 million and assumption of Sonat's pro rata share of the related decommissioning liability. The remaining balance includes costs associated with placing the MERLIN in service and additions to the SEA SORCERESS in preparation for the Tera Nova project as well as the cost of new steel and equipment added to the WITCH QUEEN, BALMORAL SEA and CAL DIVER V. Nearly half of the $10.2 million incurred during the first half of 1997 related to the acquisition of two ROV's from Coflexip with a majority of the remaining balance representing costs associated with installation of a derrick on the UNCLE JOHN.

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

      FINANCING ACTIVITIES. The only activity in 1998 represents the exercise of stock options. During the six months ended June 30, 1997, the Company repaid $5.0 million, net of its borrowings under its Revolving Credit Agreement with Fleet Capital Corporation. Subsequent to June 30, 1997, the Company paid off the remaining $20.0 million outstanding on July 7, 1997, with proceeds from the initial public offering. During the second quarter of 1997 Coflexip acquired 3.7 million shares of the Company's stock, consisting of 3.2 million shares sold by management and First Reserve Funds and 528,541 shares sold by the Company.

      CAPITAL COMMITMENTS. The Company does not have any material commitments for capital expenditures for the next year. However, as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels, as well as buy additional natural gas and oil properties.


IMPACT OF YEAR 2000 ISSUE

      The Company has assessed what computer software will require modification or replacement so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased, and is presently implementing, a new project management accounting system which is Year 2000 compliant. This system, which fully integrates all of its modules, will provide project managers and accounting personnel with up-to-date information enabling them to better control jobs in addition to providing benefits in inventory control and planned vessel maintenance. This implementation will be completed during 1998. Accordingly, the Company believes that with this conversion, the Year 2000 issue will be resolved in a timely manner and presently does not believe that the cost to become Year 2000 compliant will have a material adverse effect on the Company's consolidated financial statements. In this regard, it should be noted that CDI's vessel computer DP systems are dependent on government satellites and the government has not yet confirmed that they have solved Year 2000 data problems.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

      The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. The Company carries insurance for these types of risks and believes that the outcome of all such proceedings would not have a material adverse effect on its consolidated financial position, results of operations or net cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of shareholders was held on May 12, 1998.

      (b) The only matter submitted to a vote of security holders was for (i) the election of two Class I Directors and (ii) the approval of the 1998 Employee Stock Purchase Plan. The following are the voting results on each of the matters.

         (i) ELECTION OF DIRECTORS  VOTES FOR   VOTES WITHHELD
            ----------------------  ---------   --------------

            Owen Kratz             13,715,345        4,311
            Thomas M. Ehret        13,715,345        4,311

          The other continuing directors of the Company are:
            William E. Macaulay
            Gordon F. Ahalt
            Jean-Bernard Fay
            S. James Nelson
            David H. Kennedy
            Kenneth Hulls

         (ii) APPROVAL OF 1998 EMPLOYEE STOCK PURCHASE PLAN

            VOTES FOR      VOTES AGAINST           VOTES ABSTAINED
            ---------      -------------           ---------------
            13,707,175          0                     1,990

Item 5.   Other Information

     On May 21, 1998, the Company completed a secondary public offering of common stock with the sale of 2,867,070 shares on behalf of certain selling shareholders. No proceeds from the sale were received by the Company.

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

                                                   CAL DIVE INTERNATIONAL, INC.


Date:  August 13, 1998                            By: /s/  S.JAMES NELSON
                                                     S. James Nelson,
                                                     Executive Vice President
                                                     and Chief Financial Officer



Date:  August 13, 1998                            By: /s/ A. WADE PURSELL
                                                     A. Wade Pursell,
                                                     Vice President-Finance and
                                                     Chief Accounting Officer