Form 10-Q
period 1998-09-30
CAL DIVE INTERNATIONAL INC
filed 1998-11-16
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                for the quarterly period ended September 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the transition period from _____________to ______________


                        --------------------------------

                         Commission File Number: 0-22739

                        --------------------------------

                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)


             Minnesota                               95-3409686
  (State or Other Jurisdiction of       (IRS Employer Identification Number)
   Incorporation or Organization)


                          400 N. Sam Houston Parkway E.
                                    Suite 400
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 618-0400
                         (Registrant's telephone number,
                              Including area code)

                             ---------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     At November 13, 1998 there were 14,558,831 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX



Part I. Financial Information
                                                               Page

Item 1. Financial Statements

Consolidated Balance Sheets -

     September 30, 1998 and December 31, 1997....................1

Consolidated Statements of Operations -

     Three Months Ended September 30, 1998 and
        September 30, 1997.......................................2

     Nine Months Ended September 30, 1998 and
        September 30, 1997.......................................3

Consolidated Statements of Cash Flows -

     Nine Months Ended September 30, 1998 and
      September 30, 1997.........................................4

Notes to Consolidated Financial Statements.......................5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................7

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K........................12

Signatures......................................................13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements


                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPT. 30,     DEC. 31,
                                                           1998          1997
                                                        -----------   ----------
                ASSETS                                  (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents ......................   $  19,764    $  13,025
      Accounts receivable --
           Trade, net of revenue allowance
                on gross amounts billed of
                $2,374 and $1,822 ....................      30,840       23,856
           Unbilled revenue ..........................       4,787        8,134
      Other current assets ...........................       9,901        4,947
                                                         ---------    ---------
              Total current assets ...................      65,292       49,962
                                                         ---------    ---------

PROPERTY AND EQUIPMENT ...............................     105,775       89,499
      Less - Accumulated depreciation ................     (26,362)     (20,021)
                                                         ---------    ---------
                                                            79,413       69,478
                                                         ---------    ---------
OTHER ASSETS:
      Cash deposits restricted for salvage operations        5,633        5,670
      Investment in Aquatica, Inc. ...................       6,356            0
      Other assets, net ..............................       1,219          490
                                                         ---------    ---------
                                                         $ 157,913    $ 125,600
                                                         =========    =========


       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ...............................   $  14,387    $  12,919
      Accrued liabilities ............................       9,336        7,514
      Income taxes payable ...........................       5,634          602
                                                         ---------    ---------
           Total current liabilities .................      29,357       21,035
LONG-TERM DEBT .......................................           0            0
DEFERRED INCOME TAXES ................................       9,945        8,745
DECOMMISSIONING LIABILITIES ..........................      10,459        6,451
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Common stock, no par, 60,000 shares
           authorized, 21,365 and 21,345 shares issued
           and outstanding ...........................      52,840       52,832
      Retained earnings ..............................      59,063       40,288
      Treasury stock, 6,820 shares, at cost ..........      (3,751)      (3,751)
                                                         ---------    ---------
           Total shareholders' equity ................     108,152       89,369
                                                         ---------    ---------
                                                         $ 157,913    $ 125,600
                                                         =========    =========


      The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    THREE MONTHS ENDED SEPT. 30,
                                                    ----------------------------
                                                      1998              1997
                                                    --------          ---------
                                                             (unaudited)
NET REVENUES:
      Subsea and salvage .........................  $ 40,782          $ 25,480
      Natural gas and oil production .............     2,131             3,379
                                                    --------          --------
                                                      42,913            28,859

COST OF SALES:
      Subsea and salvage .........................    25,758            18,639
      Natural gas and oil production .............     2,039             1,801
                                                    --------          --------
           Gross profit ..........................    15,116             8,419
                                                    --------          --------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses ...........................       293               319
      Administrative expenses ....................     4,121             2,189
                                                    --------          --------
           Total selling and administrative
              expenses ...........................     4,414             2,508
                                                    --------          --------

INCOME FROM OPERATIONS ...........................    10,702             5,911

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. .......       700                 0
      Net interest (income) expense and other ....      (253)             (229)
                                                    --------          --------

INCOME BEFORE INCOME TAXES .......................    11,655             6,140
      Provision for income taxes .................     4,078             2,157
                                                    --------          --------
NET INCOME .......................................  $  7,577          $  3,983
                                                    ========          ========

EARNINGS PER COMMON SHARE:
      Basic ......................................  $   0.52          $   0.28
      Diluted ....................................  $   0.51          $   0.27
                                                    ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic ......................................    14,553            14,322
      Diluted ....................................    14,985            14,795
                                                    ========          ========


        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    NINE MONTHS ENDED SEPT. 30,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------    -----------
                                                            (unaudited)

NET REVENUES:
      Subsea and salvage ..........................  $ 105,351      $  64,326
      Natural gas and oil production ..............      9,245         11,605
                                                     ---------      ---------
                                                       114,596         75,931

COST OF SALES:
      Subsea and salvage ..........................     70,150         46,741
      Natural gas and oil production ..............      6,632          6,066
                                                     ---------      ---------
           Gross profit ...........................     37,814         23,124
                                                     ---------      ---------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses ............................        937          1,028
      Administrative expenses .....................     10,014          5,657
                                                     ---------      ---------
           Total selling and administrative
             expenses .............................     10,951          6,685
                                                     ---------      ---------

INCOME FROM OPERATIONS ............................     26,863         16,439

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. ........      1,333              0
      Net interest (income) expense and other .....       (687)           419
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES ........................     28,883         16,020
      Provision for income taxes ..................     10,109          5,547
                                                     ---------      ---------
NET INCOME ........................................  $  18,774      $  10,473
                                                     =========      =========

EARNINGS PER COMMON SHARE:
      Basic .......................................  $    1.29      $    0.84
      Diluted .....................................  $    1.25      $    0.82
                                                     =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic .......................................     14,544         12,402
      Diluted .....................................     14,977         12,797
                                                     =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            NINE MONTHS ENDED SEPT. 30,
                                                            ---------------------------
                                                                 1998         1997
                                                            -------------  ------------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ...........................................   $ 18,774    $ 10,473
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ...................      6,389       5,424
           Deferred income taxes ...........................      1,200       3,108
           Equity in earnings of Aquatica, Inc. ............     (1,333)          0
           Gain on sale of property ........................          0        (464)
      Changes in operating assets and liabilities:
           Accounts receivable, net ........................     (3,637)     (3,282)
           Other current assets ............................     (4,954)     (3,131)
           Accounts payable and accrued liabilities ........      3,290        (480)
           Income taxes payable/receivable .................      5,033         367
           Other non-current, net ..........................       (876)        489
                                                               --------    --------
              Net cash provided by operating activities ....     23,886      12,504
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .................................    (12,232)    (19,410)
      Investment in Aquatica, Inc. .........................     (5,023)          0
      Purchase of deposits restricted for salvage operations          0        (213)
      Proceeds from sale of property .......................          0       1,084
                                                               --------    --------
              Net cash used in investing activities ........    (17,255)    (18,539)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock, net of transaction costs .......          0      39,456
      Sale of treasury stock, net of transaction costs .....          0       4,359
      Borrowings under term loan facility ..................          0       6,700
      Exercise of stock options ............................        108           0
      Repayments of long-term debt .........................          0     (31,700)
                                                               --------    --------
              Net cash provided by financing activities ....        108      18,815
                                                               --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      6,739      12,780
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period .........................     13,025         204
                                                               --------    --------
      Balance, end of period ...............................   $ 19,764    $ 12,984
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

      This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements. Forward looking statements and assumptions in this report that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, weather conditions in offshore markets, changes in site conditions and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      REVENUES. During the three months ended September 30, 1998, the Company's revenues increased 49% to $42.9 million compared to $28.9 million for the three months ended September 30, 1997. The Subsea and Salvage segment contributed all of the increase with the revenues of the Natural Gas and Oil Production segment declining $1.3 million. All of the Subsea and Salvage increase was generated by the Company's fleet of dynamically positioned, deepwater vessels. New assets (SEA SORCERESS and MERLIN) accounted for $5 million of the $14 million increase with the balance due to strong customer demand for the UNCLE JOHN, WITCH QUEEN and BALMORAL SEA. This record level of revenues was achieved even though Hurricane Georges and two tropical storms reduced vessel utilization to only 50% in September.

      Natural gas and oil production revenue for the three months ended September 30, 1998 was $2.1 million as compared to $3.4 million for the three months ended September 30, 1997. Production declined 42% during the third quarter of 1998 as compared to the third quarter 1997 as several key ERT wells remained offline as workover operations were delayed first by a lack of available equipment and then by weather. Also contributing to the decline in revenue was a decrease in natural gas prices which averaged $1.99/Mcf during the three months ended September 30, 1998 as compared to $2.29/Mcf for the three months ended September 30, 1997.

      GROSS PROFIT. Gross profit increased $6.7 million, or 80%, from $8.4 million for the three months ended September 30, 1997, to $15.1 million for the three months ended September 30, 1998. The increase was due mainly to exceptional offshore performance and strong rates for the DP fleet (particularly the UNCLE JOHN, WITCH QUEEN and BALMORAL SEA which combined for an $8.2 million increase) which offset the negative impact of the Natural Gas and Oil Production segment. Operations of the Company's most weather susceptible vessel, the Cal Dive Barge I, were curtailed in the quarter while incurring fixed third party costs for chartered tugs and material barges. In addition, weather and concerns about lack of progress in the dredging of "glory holes" caused the Terra Nova Alliance to suspend operations, resulting in break-even results for the Sea Sorceress.

      Natural gas and oil production gross profit was $92,000 for the three months ended September 30, 1998, as compared to $1.6 million during the same period in the prior year. The decrease was due to the aforementioned declines in production and average gas prices.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $1.9 million, to $4.4 million for the three months ended September 30, 1998, as compared to $2.5 million during the same period in the prior year. Included in the $4.4 million is $1.1 million of incremental provision for 1998 Incentive Compensation. In prior years, roughly 65% of CDI's business came in the second half of the year and thus incentive targets were not achieved (and bonuses were not recorded) until late in the third and into the fourth quarter. However, based on the first three quarters 1998 bottom line results, an additional provision was recorded in the third quarter 1998 for incentive compensation. The remainder of the increase is due to the addition of new personnel to support the Company's deepwater strategy and growth in its base business and the cost of a supply chain management consulting study.

      OTHER INCOME AND EXPENSE. The Company recorded $700,000 in the third quarter of 1998 reflecting its share of the earnings of Aquatica, Inc., an investment made in February of this year. The Company recorded net interest income and other of $253,000 for the three months ended September 30, 1998, in line with the $229,000 recorded for the three months ended September 30, 1997 as the Company was debt free in both periods.

      INCOME TAXES. Income taxes of $4.1 million for the three months ended September 30, 1998, increased over the comparable prior year period due to increased profitability as the effective tax rate remained 35% in both periods.

      NET INCOME. Net income of $7.6 million for the three months ended September 30, 1998 was $3.6 million, or 90%, more than the comparable period in 1997 as a result of factors described above.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      REVENUES. Consolidated revenues of $114.6 million for the first nine months of 1998 were 51% more than the $75.9 million earned during the first three quarters of 1997 with the Subsea and Salvage segment contributing all of the increase while natural gas and oil production revenues declined $2.4 million. The majority of the increase was due to increased demand for services provided by CDI's DP vessels, particularly the UNCLE JOHN, WITCH QUEEN and BALMORAL SEA which together contributed 61% of the increase. In addition, new vessels (SEA SORCERESS and MERLIN) contributed $8 million of the increase. The charter of two Coflexip Stena Offshore vessels, the MARIANOS during the first quarter and the CONSTRUCTOR in the second, added almost $8 million to 1998 revenues.

      Natural gas and oil production was $9.2 million for the first nine months of 1998 as compared to $11.6 million for the comparable period of 1997. The decrease was due to a decline in production from 4.1 BCF during the nine months ended September 30, 1997 to 3.5 BCF during the same period this year and also a decline in average gas prices from $2.44/Mcf for the first three quarters of 1997 to $2.15/Mcf during the nine months ended September 30, 1998. The decline in production is a result of five wells going off line in the second quarter and remedial work delayed throughout the third quarter by a lack of equipment and then by weather.

      GROSS PROFIT. Gross profit increased by $14.7 million, or 64%, from $23.1 million in the first three quarters of 1997 to $37.8 million in the first nine months of 1998 with the UNCLE JOHN, WITCH QUEEN AND BALMORAL SEA making up the majority of the increase. The remaining increase was due to improved demand for the two saturation diving vessels and the vessels which work in the shallow Gulf of Mexico (from the shore to 300 feet of water). Subsea and Salvage margins increased from 27% in the first three quarters of 1997 to 33% during the same period of 1998 due mainly to outstanding offshore performance and demand for the DP vessels.

      Natural gas and oil production gross profit was $2.6 million for the nine months ended September 30, 1998 as compared to $5.5 million for the comparable prior year period. The decrease was due to the aforementioned declines in average natural gas prices and production during the first three quarters of 1998 as compared to the same period of 1997.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $4.3 million to $11.0 million in the nine months ended September 30, 1998 as compared to the first three quarters of 1997. The $11.0 million includes a $2.5 million provision principally for 1998 Incentive Compensation compared to $400,000 provided in such period of 1997. The remainder of the increase is due to the addition of new personnel to support the Company's deepwater strategy, growth in its base business and to the cost of a supply chain consulting project. Administrative costs were 9.5% of revenues in the first nine months of 1998, a level virtually identical to that in the same period of 1997.

      OTHER INCOME AND EXPENSE. The Company recorded $1.3 million in the first three quarters of 1998 reflecting its share of earnings of Aquatica, Inc. Net interest income and other of $687,000 for the nine months ended September 30, 1998 compares to $419,000 of net interest expense and other for the nine months ended September 30, 1997. This improvement was due to the repayment of all outstanding debt with proceeds from its initial public offering of common stock in July 1997.

      INCOME TAXES. Income taxes were $10.1 million for the first half of 1998 as compared to $5.5 million for the comparable prior year period. The increase was due to the Company's increased profitability as the effective tax rate remained 35% in both periods.

      NET INCOME. Net income increased 79% to $18.8 million in the nine months ended September 30, 1998 as compared to $10.5 million in the first three quarters of 1997 as a result of factors described above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities by internally generated cash flow. An initial public offering of common stock was completed on July 7, 1997, with the sale of

2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures during 1997, and to repay all outstanding long-term indebtedness. As of September 30, 1998, the Company had $35.9 million of working capital (including $19.8 million of cash on hand) and no debt outstanding after funding $12.2 million of capital expenditures, which includes ERT's purchase of six blocks offshore and the equity investment in Aquatica. CDI's cash on hand has risen to $30 million as of October 31, 1998. Additionally, CDI has approximately $40.0 million available under a Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

      OPERATING ACTIVITIES. Net cash provided by operating activities was $23.9 million in the nine months ended September 30, 1998, as compared to $12.5 million provided in the nine months ended September 30, 1997. This increase is primarily the result of increased profitability of the Company. Other current assets increased $5.0 million at September 30, 1998 as compared to December 31, 1997 due mainly to the purchases of inventory in connection with the new Full Field Development program.

      INVESTING ACTIVITIES. The Company incurred $12.2 million of capital expenditures during the first three quarters of 1998 compared to $19.4 million during the comparable prior year period. In January 1998, ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company for $1.0 million and assumption of Sonat's pro rata share of the related decommissioning liability. The remaining balance includes costs associated with placing the MERLIN in service and additions to the SEA SORCERESS in preparation for the Tera Nova project as well as the cost of new steel and equipment added to the WITCH QUEEN, BALMORAL SEA and CAL DIVER V during 1998 drydock inspections. The Company spent $19.4 million in the first nine months of 1997. The SEA SORCERESS was acquired during the third quarter of 1997. Nearly half of the remaining capital expenditures related to the acquisition of two ROV's from Coflexip and costs associated with installation of a derrick on the UNCLE JOHN.

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

      FINANCING ACTIVITIES. The only financing activity in 1998 represents the exercise of stock options. During the first nine months of 1997, the Company repaid the $25 million of borrowing under its Revolving Credit Agreement with Fleet Capital Corporation. During the second quarter of 1997 Coflexip acquired
3.7 million shares of the Company's stock, consisting of 3.2 million shares sold by management and First Reserve Funds and 528,541 shares sold by the Company.

      CAPITAL COMMITMENTS. The Company does not have any material commitments for capital expenditures for the next year. However, as discussed previously, in connection with its business strategy, management expects the Company to acquire or build additional vessels, as well as buy additional natural gas and oil properties.

IMPACT OF YEAR 2000 ISSUE

      The Company has assessed what computer software will require modification or replacement so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased, and has implemented, a new project management accounting system which is Year 2000 compliant. This system, which fully integrates all of its modules, provides project managers and accounting personnel with up-to-date information enabling them to better control jobs in addition to providing benefits in inventory control and planned vessel maintenance. Accordingly, the Company believes that with this conversion, the Year 2000 issue will be resolved in a timely manner and presently does not believe that the cost to become Year 2000 compliant will have a material adverse effect on the Company's consolidated financial statements. In this regard, it should be noted that CDI's vessels are dependent on government satellites and the government has not yet confirmed that they have solved Year 2000 data problems.

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

         (i) ELECTION OF DIRECTORS       VOTES FOR       VOTES WITHHELD
             ---------------------      -----------     ----------------
                 Owen Kratz              13,715,345           4,311
                 Thomas M. Ehret         13,715,345           4,311

          The other continuing directors of the Company are:
              William E. Macaulay
              Gordon F. Ahalt
              Jean-Bernard Fay
              S. James Nelson
              David H. Kennedy
              Kenneth Hulls

         (ii) APPROVAL OF 1998 EMPLOYEE STOCK PURCHASE PLAN
              ---------------------------------------------

               VOTES FOR             VOTES AGAINST            VOTES ABSTAINED
              ------------         -----------------         -----------------
               13,707,175                  0                       1,990

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


                                CAL DIVE INTERNATIONAL, INC.


Date:  November 13, 1998        By: /s/ S. JAMES NELSON
                                        S. James Nelson, Executive Vice
                                        President and Chief Financial Officer



Date:  November 13, 1998        By: /s/ A. WADE PURSELL
                                        A. Wade Pursell,  Vice President-Finance
                                        and Chief Accounting Officer