Form 10-Q
period 1999-03-31
CAL DIVE INTERNATIONAL INC
filed 1999-05-14
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from _____________to _________________

                         ------------------------------

                         Commission File Number: 0-22739

                         ------------------------------

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

                         ------------------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 14, 1999 there were 14,696,681 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

Part I.  Financial Information                                             Page

Item 1.  Financial Statements

Consolidated Balance Sheets -

     March 31, 1999 and December 31, 1998....................................1

Consolidated Statements of Operations -

     Three Months Ended March 31, 1999 and March 31, 1998....................2

Consolidated Statements of Cash Flows -

     Three Months Ended March 31, 1999 and March 31, 1998....................3

Notes to Consolidated Financial Statements...................................4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................5

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................8

Signatures...................................................................9

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        March 31,      Dec. 31,
                                                          1999           1998
                                                      -----------     ----------
                ASSETS                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  39,584      $  32,843
  Accounts receivable --
    Trade, net of revenue allowance
      on gross amounts billed of
      $3,132 and $1,335                                   21,540         20,350
    Unbilled                                               4,897         10,703
  Other current assets                                    12,932          9,190
                                                       ---------      ---------
      Total current assets                                78,953         73,086
                                                       ---------      ---------

PROPERTY AND EQUIPMENT                                   119,396        107,421
  Less - Accumulated depreciation                        (30,527)       (28,262)
                                                       ---------      ---------
                                                          88,869         79,159
                                                       ---------      ---------
OTHER ASSETS:
  Cash deposits restricted for salvage
    operations                                             2,475          2,408
  Investment in Aquatica, Inc.                             7,756          7,656
  Other assets, net                                        3,430          1,926
                                                       ---------      ---------
                                                       $ 181,483      $ 164,235
                                                       =========      =========


       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $  18,285      $  15,949
  Accrued liabilities                                      6,805         10,020
  Income taxes payable                                     1,971          1,201
                                                       ---------      ---------
     Total current liabilities                            27,061         27,170
LONG-TERM DEBT                                                 0              0
DEFERRED INCOME TAXES                                     13,539         13,539
DECOMMISSIONING LIABILITIES                               24,637          9,883
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par, 60,000 shares
    authorized, 21,454 and 21,402
    shares issued and outstanding                         53,443         52,981
  Retained earnings                                       66,554         64,413
  Treasury stock, 6,820 shares, at cost                   (3,751)        (3,751)
                                                       ---------      ---------
     Total shareholders' equity                          116,246        113,643
                                                       ---------      ---------
                                                       $ 181,483      $ 164,235
                                                       =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ---------          ---------
                                                             (unaudited)

NET REVENUES:
  Subsea and salvage                                 $ 23,255          $ 29,342
  Natural gas and oil production                        2,751             3,815
                                                     --------          --------
                                                       26,006            33,157

COST OF SALES:
  Subsea and salvage                                   18,655            20,394
  Natural gas and oil production                        2,094             2,200
                                                     --------          --------
       Gross profit                                     5,257            10,563
                                                     --------          --------

SELLING AND ADMINISTRATIVE EXPENSES:
  Selling expenses                                        369               317
  Administrative expenses                               2,204             2,523
                                                     --------          --------
       Total selling and administrative
         expenses                                       2,573             2,840
                                                     --------          --------

INCOME FROM OPERATIONS                                  2,684             7,723

OTHER INCOME AND EXPENSE:
  Equity in earnings of Aquatica, Inc.                    100               133
  Net interest (income) and other                        (448)             (209)
                                                     --------          --------

INCOME BEFORE INCOME TAXES                              3,232             8,065
  Provision for income taxes                            1,145             2,822
                                                     --------          --------
NET INCOME                                           $  2,087          $  5,243
                                                     ========          ========

EARNINGS PER COMMON SHARE:
  Basic                                              $   0.14          $   0.36
  Diluted                                            $   0.14          $   0.35
                                                     ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                14,617            14,535
  Diluted                                              14,995            14,999
                                                     ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1999             1998
                                                               ----------        ---------
                                                                       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $2,087            $5,243
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization                         2,748             1,996
           Deferred income taxes                                     0             1,200
           Equity in earnings of Aquatica, Inc.                   (100)             (133)
      Changes in operating assets and liabilities:
           Accounts receivable, net                              4,616             1,605
           Other current assets                                 (3,743)           (3,176)
           Accounts payable and accrued liabilities               (879)            3,460
           Income taxes payable/receivable                       1,001               914
           Other non-current, net                               (1,811)           (1,140)
                                                               --------          --------
              Net cash provided by operating activities          3,919             9,969
                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (5,243)           (6,789)
      Prepayment of deferred lease abandonement cost             7,750                 0
      Acquisition of Investment in Aquatica, Inc.                    0            (5,000)
      Purchase of deposits restricted for salvage operations       (67)              (79)
      Proceeds from sale of property                               150                 0
                                                               --------          --------
              Net cash provided by (used in) investing
                activities                                       2,590           (11,868)
                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options                                    232                45
                                                               --------          --------
              Net cash provided by financing activities            232                45
                                                               --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,741            (1,854)
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period                              32,843            13,025
                                                               --------          --------
      Balance, end of period                                   $39,584           $11,171
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


NOTE 2 - ACQUISITION OF OFFSHORE BLOCKS

During the first quarter, ERT acquired interests in ten blocks involving seven separate fields from Sonat Exploration Company, five offshore blocks from Shell Offshore, Inc. and two blocks from Vastar Resources, Inc. in exchange for cash consideration, as well as assumption of the pro rata share of the related decommissioning liabilities. Subsequent to quarter end, in April 1999, ERT acquired interests in two fields from Spirit Energy and one from Newfield, along with the acquisition of additional interest in a currently owned ERT property from Samedan, in exchange for cash consideration, as well as assumption of the seller's pro rata share of the related decommissioning liability. The decommissioning obligations of $19.5 million assumed in these six transactions were such that a cash outlay was not required in conjunction with the property acquisitions.


NOTE 3 - BUSINESS SEGMENT INFORMATION (IN THOUSANDS)


                                        MARCH 31, 1999        DECEMBER 31, 1998
                                        --------------        -----------------
                                         (unaudited)
Identifiable Assets --
  Subsea and Salvage                      $151,750                  $142,629
  Natural Gas and Oil Production            29,733                    21,606
                                          --------                  --------
    Total                                 $181,483                  $164,235
                                          ========                  ========

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      REVENUES. During the three months ended March 31, 1999, the Company's revenues declined 22% to $26.0 million compared to $33.2 million for the three months ended March 31, 1998 with the Subsea and Salvage segment contributing 85% of the decline. Included in 1998 revenues was $4 million contributed by chartering the MARIANOS, a Coflexip vessel. The Company's traditional subsea DSV's that work the Outer Continental Shelf (i.e., the CAL DIVERS I through V) reported revenues $3.5 million lower than the first quarter of 1998 as the CAL DIVERS I & III were in drydock for a combined eight weeks and the CAL DIVER IV was sold (the replacement vessel is expected to be in the market in the second half of 1999).

      Natural gas and oil production revenue for the three months ended March 31, 1999 declined 28% to $2.7 million from $3.8 million during the comparable prior year period due mainly to a decrease in average gas prices from $2.26/mcf realized in the first quarter of 1998 compared to $1.71/mcf realized in the first quarter of 1999.

      GROSS PROFIT. Gross profit of $5.3 million for the first quarter of 1999 is half of the $10.6 million gross profit recorded in the comparable prior year period due to the revenue decline coupled with a 12 point decline in margins (from 32% to 20%). The decrease in gross profit margins is due primarily to the more competitive market conditions and to setting aside of reserves due to a few isolated customer bankruptcies (i.e., the allowance for doubtful accounts increased from $1.3 million at yearend 1998 to $3.1 million at March 31, 1999). In addition, the DP DSV BALMORAL SEA was warmstacked throughout February and March further contributing to the margin decline.

      Natural gas and oil production gross profit decreased $950,000 from $1.6 million in the first quarter of 1998 to $650,000 for the three months ended March 31, 1999, due to the aforementioned decrease in average gas prices.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $2.6 million in the first quarter of 1999, which is 9% less than the $2.8 million incurred in the first quarter of 1998 due mainly to personnel layoffs implemented early in the first quarter of 1999.

      NET INTEREST. The Company reported net interest income and other of $448,000 for the three months ended March 31, 1999 in contrast to $209,000 for the three months ended March 31, 1998 due to an approximately $20 million increase in average cash balances during the first quarter of 1999 as compared to the first quarter of 1998.

      INCOME TAXES. Income taxes decreased to $1.1 million for the three months ended March 31, 1999, compared to $2.8 million in the comparable prior year period due to decreased profitability.

      NET INCOME. Net income of $2.1 million for the three months ended March 31, 1999 was $3.2 million, or 60%, less than the comparable period in 1998 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, net of underwriting discounts and issuance costs. The proceeds were used to fund capital expenditures during 1997 and to repay all outstanding long-term indebtedness. As of March 31, 1999, the Company had $51.9 million of working capital (including $39.6 million of cash on hand) and no debt outstanding. Additionally, CDI has approximately $40.0 million available under a Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

      OPERATING ACTIVITIES. Net cash provided by operating activities was $3.9 million in the three months ended March 31, 1999, as compared to $10.0 million in the first quarter of 1998. This reduction was due mainly to decreased profitability during the first quarter of 1999 and a $3.5 million increase in accounts payable and accrued liabilities during the first quarter of 1998 compared to a $900,000 decrease in the first quarter of 1999. The first quarter 1998 increase was due mainly to significant accruals during March 1998 for various capital projects (including an upgrade of the SEA SORCERESS in preparation for the Terra Nova project and costs associated with placing the MERLIN in service). These reductions in operating cash flows were offset somewhat by increased collections of accounts receivable during the first quarter of 1999.

      INVESTING ACTIVITIES. The Company incurred $5.2 million of capital expenditures during the first quarter of 1999 compared to $6.8 million during the comparable prior year period. Included in the $5.2 million of capital expenditures in the first quarter of 1999 is $1.9 million related to well recompletion work on the ERT properties acquired in the first quarter. The remaining balance includes $1.3 million for the acquisition of thrusters for the future upgrade of the SEA SORCERESS and new steel associated with the CAL DIVERS I AND III US Coast Guard drydocks. In connection with the aforementioned ERT property acquisitions the seller prepaid $7.8 million of the decommissioning liability.

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

      FINANCING ACTIVITIES. The only financing activity during the first quarters 1999 and 1998 represents exercise of employee stock options.

      CAPITAL COMMITMENTS. The Company is considering the construction of a new build multiservice vessel, the Q4000 and conversion of the SEA Sorceress. Funding for these projects, if approved by the Board of Directors, is expected to come from cash balances on hand, long-term borrowings and perhaps the issuance of additional equity. In addition, as discussed previously, in connection with its business strategy, management expects the Company to acquire additional vessels as well as buy additional natural gas and oil properties.

IMPACT OF YEAR 2000 ISSUE

      The Company has assessed what computer software and hardware will require modification or replacement so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased, and has implemented, a new project management accounting system which is Year 2000 compliant. This system, which fully integrates all of its modules, provides project managers and accounting personnel with up-to-date information enabling them to better control jobs in addition to providing benefits in inventory control and planned vessel maintenance. CDI's vessel computer DP systems are partially dependent on government satellites and the government has not yet confirmed that they have solved Year 2000 data problems. If necessary, the vessels could operate for sometime safely on redundant systems other than satellite information. Accordingly, the Company believes that the Year 2000 issue will be resolved in a timely manner and presently does not believe that the cost to become Year 2000 compliant will have a material adverse effect on the Company's consolidated financial statements. The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information Readiness and Disclosure Act.

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


                                  CAL DIVE INTERNATIONAL, INC.



Date: May 14, 1999                By: S. James Nelson,  Executive Vice President
                                             and Chief Financial Officer



Date: May 14, 1999                By: A. Wade Pursell,  Vice President-Finance
                                             and Chief Accounting Officer