Form 10-Q
period 1999-06-30
CAL DIVE INTERNATIONAL INC
filed 1999-08-16
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  for the quarterly period ended June 30, 1999

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


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 16, 1999 there were 14,760,581 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

Part I. Financial Information                                          Page

        Item 1. Financial Statements

        Consolidated Balance Sheets -

             June 30, 1999 and December 31, 1998.........................1

        Consolidated Statements of Operations -

             Three Months Ended June 30, 1999 and
               June 30, 1998.............................................2

             Six Months Ended June 30, 1999 and
               June 30, 1998.............................................3

        Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 1999 and
               June 30, 1998.............................................4

        Notes to Consolidated Financial Statements.......................5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................7

Part II:        Other Information

        Item 1. Legal Proceedings.......................................11

        Item 4. Submission of Matters to a Vote of Security Holders.....11

        Item 6. Exhibits and Reports on Form 8-K........................11

        Signatures......................................................12

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JUNE 30,         DEC. 31,
                                                                    1999             1998
                                                                ------------     ------------
                                   ASSETS                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ...............................    $     15,939     $     32,843
   Accounts receivable --
     Trade, net of revenue allowance
       on gross amounts billed of
       $2,018 and $1,335 ...................................          24,918           20,350
     Unbilled ..............................................          11,097           10,703
   Other current assets ....................................          12,559            9,190
                                                                ------------     ------------
              Total current assets .........................          64,513           73,086
                                                                ------------     ------------

PROPERTY AND EQUIPMENT .....................................         150,565          107,421
   Less - Accumulated depreciation .........................         (33,922)         (28,262)
                                                                ------------     ------------
                                                                     116,643           79,159
                                                                ------------     ------------
OTHER ASSETS:
      Cash deposits restricted for salvage
        operations .........................................           2,501            2,408
      Investment in Aquatica, Inc. .........................           8,106            7,656
      Other assets, net ....................................           4,327            1,926
                                                                ------------     ------------
                                                                $    196,090     $    164,235
                                                                ============     ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ........................................    $     25,514     $     15,949
   Accrued liabilities .....................................           5,947           10,020
   Income taxes payable ....................................             750            1,201
                                                                ------------     ------------
       Total current liabilities ...........................          32,211           27,170
LONG-TERM DEBT .............................................               0                0
DEFERRED INCOME TAXES ......................................          15,409           13,539
DECOMMISSIONING LIABILITIES ................................          28,387            9,883
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par, 60,000 shares
     authorized, 21,535 and 21,402 shares issued
     and outstanding .......................................          54,639           52,981
   Retained earnings .......................................          69,195           64,413
   Treasury stock, 6,821 shares, at cost ...................          (3,751)          (3,751)
                                                                ------------     ------------
     Total shareholders' equity ............................         120,083          113,643
                                                                ------------     ------------
                                                                $    196,090     $    164,235
                                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            1999            1998
                                                        ------------     ------------
                                                                 (UNAUDITED)
NET REVENUES:
     Subsea and salvage ............................    $     29,563     $     35,228
     Natural gas and oil production ................           4,541            3,298
                                                        ------------     ------------
                                                              34,104           38,526
COST OF SALES:
     Subsea and salvage ............................          24,511           23,999
     Natural gas and oil production ................           3,869            2,393
                                                        ------------     ------------
           Gross profit ............................           5,724           12,134
                                                        ------------     ------------

SELLING AND ADMINISTRATIVE EXPENSES:
     Selling expenses ..............................             269              328
     Administrative expenses .......................           2,186            3,370
                                                        ------------     ------------
       Total selling and administrative expenses ...           2,455            3,698
                                                        ------------     ------------

INCOME FROM OPERATIONS .............................           3,269            8,436

OTHER INCOME AND EXPENSE:
     Equity in earnings of Aquatica, Inc. ..........             350              500
     Net interest (income) and other ...............            (422)            (224)
                                                        ------------     ------------

INCOME BEFORE INCOME TAXES .........................           4,041            9,160
     Provision for income taxes ....................           1,400            3,206
                                                        ------------     ------------
NET INCOME .........................................    $      2,641     $      5,954
                                                        ============     ============

EARNINGS PER COMMON SHARE:
     Basic .........................................    $       0.18     $       0.41
     Diluted .......................................    $       0.18     $       0.40
                                                        ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic .........................................          14,685           14,545
     Diluted .......................................          15,075           14,997
                                                        ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ------------     ------------
                                                              1999             1998
                                                          ------------     ------------
                                                                   (UNAUDITED)
NET REVENUES:
      Subsea and salvage .............................    $     52,817     $     64,570
      Natural gas and oil production .................           7,293            7,113
                                                          ------------     ------------
                                                                60,110           71,683

COST OF SALES:
      Subsea and salvage .............................          43,159           44,393
      Natural gas and oil production .................           5,970            4,592
                                                          ------------     ------------
           Gross profit ..............................          10,981           22,698
                                                          ------------     ------------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses ...............................             638              644
      Administrative expenses ........................           4,390            5,893
                                                          ------------     ------------
           Total selling and administrative expenses .           5,028            6,537
                                                          ------------     ------------

INCOME FROM OPERATIONS ...............................           5,953           16,161

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. ...........             450              633
      Net interest (income) and other ................            (870)            (434)
                                                          ------------     ------------

INCOME BEFORE INCOME TAXES ...........................           7,273           17,228
      Provision for income taxes .....................           2,545            6,031
                                                          ------------     ------------
NET INCOME ...........................................    $      4,728     $     11,197
                                                          ============     ============

EARNINGS PER COMMON SHARE:
      Basic ..........................................    $       0.32     $       0.77
      Diluted ........................................    $       0.32     $       0.75
                                                          ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic ..........................................          14,651           14,540
      Diluted ........................................          14,994           14,992
                                                          ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                            ------------     ------------
                                                                                                1999             1998
                                                                                            ------------     ------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................................................    $      4,728     $     11,197
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ...............................................           6,641            4,168
           Deferred income taxes .......................................................           1,870            1,200
           Equity in earnings of Aquatica, Inc. ........................................            (450)            (633)
      Changes in operating assets and liabilities:
           Accounts receivable, net ....................................................          (4,962)             217
           Other current assets ........................................................          (3,368)          (5,083)
           Accounts payable and accrued liabilities ....................................           5,492            7,583
           Income taxes payable/receivable .............................................            (219)           2,041
           Other non-current, net ......................................................          (3,862)          (1,085)
                                                                                            ------------     ------------
                                     Net cash provided by operating activities .........           5,870           19,605
                                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .............................................................         (32,015)          (9,274)
      Prepayment of deferred lease abandonement cost ...................................           7,750                0
      Acquisition of Investment in Aquatica, Inc. ......................................               0           (5,013)
      Purchase of deposits restricted for salvage operations ...........................             (93)            (236)
      Proceeds from sale of property ...................................................             157                0
                                                                                            ------------     ------------
                                     Net cash used in investing activities .............         (24,201)         (14,523)
                                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under term loan facility ..............................................               0                0
      Exercise of stock options ........................................................           1,427               45
                                                                                            ------------     ------------
                                     Net cash provided by financing activities .........           1,427               45
                                                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         (16,904)           5,127
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period .....................................................          32,843           13,025
                                                                                            ------------     ------------
      Balance, end of period ...........................................................    $     15,939     $     18,152
                                                                                            ============     ============

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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


NOTE 2 - ACQUISITION OF OFFSHORE BLOCKS

During the first quarter, ERT acquired interests in ten blocks involving seven separate fields from Sonat Exploration Company, five offshore blocks from Shell Offshore, Inc. and two blocks from Vastar Resources, Inc. in exchange for cash consideration, as well as assumption of the pro rata share of the related decommissioning liabilities. In the second quarter, ERT acquired interests in two fields from Spirit Energy and one from Newfield, along with the acquisition of additional interest in a currently owned ERT property from Samedan, in exchange for cash consideration, as well as assumption of the seller's pro rata share of the related decommissioning liability. The decommissioning obligations of $19.5 million assumed in these six transactions were such that a cash outlay was not required in conjunction with the property acquisitions.


NOTE 3 - BUSINESS SEGMENT INFORMATION (IN THOUSANDS)

                                          JUNE 30, 1999    DECEMBER 31, 1998
                                          -------------    -----------------
                                           (UNAUDITED)
Identifiable Assets --
     Subsea and Salvage ..............    $     155,204    $         142,629
     Natural Gas and Oil Production ..           40,886               21,606
                                          -------------    -----------------
Total ................................    $     196,090    $         164,235
                                          =============    =================

NOTE 4 - ACQUISITION OF DP VESSEL

In June 1999, CDI acquired Hvide Marine's 56% interest in the CAL DIVE AKER DOVE (a newbuild DP anchor handling and subsea construction vessel) for $15.6 million. CDI is also committed to fund up to (and not to exceed) an additional $3.3 million for the completion of the construction of the vessel.

NOTE 5 - SUBSEQUENT EVENT - ACQUISITION OF AQUATICA, INC.

In February 1998, CDI purchased a significant minority equity interest in Aquatica, Inc., a surface diving company founded in October 1997. CDI accounted for this investment on the equity basis of accounting for financial reporting purposes. Dependent upon various preconditions, as defined, shares of Aquatica, Inc. can be converted into Cal Dive shares at a ratio based on a formula which, among other things, values their shares of Aquatica, Inc. and must be accretive to Cal Dive shareholders. Effective August 1, 1999, 696,000 shares of common stock of Cal Dive were issued for all of the remaining common stock of Aquatica, Inc. which Cal Dive did not previously own. This acquisition will be accounted for as a step purchase in the third quarter with the purchase price being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Aquatica, Inc. will be consolidated with Cal Dive's results for periods subsequent to August 1, 1999.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      REVENUES. During the three months ended June 30, 1999, the Company's revenues declined 11% to $34.1 million compared to $38.5 million for the three months ended June 30, 1998. Subsea and Salvage generated the same dollar volume of revenues as it did during the second quarter last year (i.e., after removing $4 million in revenue from chartering Coflexip vessels) even though Cal Dive fleet utilization was down 13%. An increase in salvage work for CDI's BARGE I coupled with CDI functioning as the prime contractor on two larger pipelay jobs offset a decline experienced due to the UNCLE JOHN being out of service for six weeks for repairs and a DNV inspection.

      Natural gas and oil production revenue for the three months ended June 30, 1999 increased 38% to $4.5 million from $3.3 million during the comparable prior year period as an increase in production resulting from recent property acquisitions was partially offset by a decline in average gas prices from $2.24/mcf realized in the second quarter of 1998 compared to $2.07/mcf in the second quarter of 1999.

      GROSS PROFIT. Gross profit of $5.7 million for the second quarter of 1999 represents a 53% decline compared to the $12.1 million recorded in the comparable prior year period due to the 14 point decline in margins (from 31% to 17%). The decrease in gross profit is due primarily to the impact of the Uncle John's 1999 thruster repairs which resulted in a $600,000 loss for the quarter versus $7.3 million of second quarter 1998 gross profit. Margins of 17% reflect in part the competitive market and the high volume of third party "pass through" costs associated with the increased mix of work as prime contractor.

      Natural gas and oil production gross profit decreased $200,000 from $900,000 in the second quarter of 1998 to $700,000 for the three months ended June 30, 1999, due to the aforementioned decrease in average gas prices and additional wellwork expense.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $2.5 million in the second quarter of 1999, which is 34% less than the $3.7 million incurred in the second quarter of 1998. Administrative costs represented 7% of revenues in the second quarter compared to 10% in the same period of 1998 due to lower personnel costs and improvements to our supply chain management system.

      NET INTEREST. The Company reported net interest income and other of $422,000 for the three months ended June 30, 1999 in contrast to $224,000 for the three months ended June 30, 1998 due to an approximately $19 million increase in average cash balances during the second quarter of 1999 as compared to the same period of 1998.

      INCOME TAXES. Income taxes decreased to $1.4 million for the three months ended June 30, 1999, compared to $3.2 million in the comparable prior year period due to decreased profitability.

      NET INCOME. Net income of $2.6 million for the three months ended June 30, 1999 was $3.3 million, or 56%, less than the comparable period in 1998 as a result of factors described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      REVENUES. During the six months ended June 30, 1999, the Company's revenues declined 16% to $60.1 million from $71.7 million in the six months ended June 30, 1998 with the Subsea and Salvage segment contributing all of the decline. This level of sales volume is actually within 6% of last year's first half after eliminating $8 million of Coflexip charter revenue. The remaining decrease was due to the UNCLE JOHN being out of service for six weeks for thruster repair/DNV inspection offset by a substantial increase in salvage work during the first half of 1999 compared to the comparable period in 1998. CDI salvage assets and the contracting of derrick and pipelay barges generated $10.6 million of revenues versus $2.4 million last year due principally to the significant 1999 salvage contract for Sonat Offshore.

      Natural gas and oil production revenue for the six months ended June 30, 1999 increased slightly (3%) to $7.3 million from $7.1 million during the comparable prior year period as an increase in production (due to properties acquired during the first half of 1999) offset a decrease in average natural gas prices ($1.92/mcf in the first half of 1999 compared to $2.18/mcf during the comparable period in 1998).

      GROSS PROFIT. Gross profit of $11.0 million for the first half of 1999 is approximately half the $22.7 million gross profit recorded in the comparable prior year period due to the revenue decline coupled with a 14 point decline in margins (from 32% to 18%). The decrease in gross profit is due primarily to the more competitive market conditions and to the impact of the Uncle John's 1999 drydock. In addition, the pass through costs associated with CDI functioning as prime contractor resulted in third party costs that were 37% of Subsea and Salvage revenues in contrast to 28% in the first half of 1998.

      Natural gas and oil production gross profit decreased $1.2 million from $2.5 million in the first half of 1998 to $1.3 million for the first half of 1999, due in part to the 12% decrease in average gas prices mentioned above. In addition, gross profit margin of 18% versus 35% in the same period of 1998 reflect high levels of through tubing and rig recompletion well work.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $5.0 million in the first half of 1999, which is 23% less than the $6.5 million incurred in the first half of 1998 due mainly to lower labor costs in Subsea and Salvage. ERT administrative costs remained constant with the first six months of 1998 as we added personnel to handle a three fold increase in the number of wells operated by ERT, offsetting a significant decrease in accrued incentive compensation.

      NET INTEREST. The Company reported net interest income and other of $870,000 for the six months ended June 30, 1999 which is double the $434,000 reported for the six months ended June 30, 1998 due to an approximately $21 million increase in average cash balances during the first half of 1999 as compared to the first half of 1998.

      INCOME TAXES. Income taxes decreased to $2.5 million for the six months ended June 30, 1999, compared to $6.0 million in the comparable prior year period due to lower profitability.

      NET INCOME. Net income of $4.7 million for the six months ended June 30, 1999 was $6.5 million, or 58%, less than the comparable period in 1998 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, which resulted in $15 million of cash on hand after paying off all debt outstanding. In the past two years internally generated cash flow has funded $75 million of capital expenditures while enabling the Company to remain debt free. As of June 30, 1999, the Company had $32.3 million of working capital (including $15.9 million of cash on hand) and no debt outstanding. Additionally, CDI has approximately $40.0 million available under a Revolving Credit Agreement. The Company has had, and anticipates having additional discussions with third parties regarding possible asset acquisitions (including natural gas and oil properties and vessels). However, the Company can give no assurance that any such transaction can be completed.

      OPERATING ACTIVITIES. Net cash provided by operating activities was $5.9 million in the six months ended June 30, 1999, as compared to $19.6 million in the first half of 1998. This reduction was due mainly to decreased profitability during the first half of 1999 and a $5.0 million increase in accounts receivable during the first half of 1999 compared to a $200,000 decrease in the first half of 1998 due to timing of collections. In July, 1999, the Company collected over half of the $36 million accounts receivable balance as of June 30, 1999.

      INVESTING ACTIVITIES. The Company incurred $32.0 million of capital expenditures during the first half of 1999 compared to $14.3 million during the comparable prior year period. Included in the $32.0 million of capital expenditures in the first half of 1999 is $15.6 million for the acquisition of Hvide Marine's 56% interest in the CAL DIVE AKER DOVE (a newbuild DP anchor handling and subsea construction vessel). In addition, $10.1 million is related to ERT property acquisitions and well recompletion work on the ERT properties acquired. In connection with the aforementioned ERT property acquisitions the seller prepaid $7.8 million of the decommissioning liability.

      In January 1998, ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company and incurred costs to put the MERLIN and SEA SORCERESS into service. In February 1998, the Company purchased a significant minority equity investment in Aquatica, Inc. (a surface diving company) for $5.0 million. Effective August 1, 1999, 696,000 shares of common stock of Cal Dive were issued for all of the remaining common stock of Aquatica, Inc. which Cal Dive had not previously acquired. This acquisition will be accounted for as a step purchase in the third quarter with the purchase price being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Aquatica, Inc. will be consolidated with Cal Dive's results for periods subsequent to August 1, 1999.

      FINANCING ACTIVITIES. The only financing activity during the first halves 1999 and 1998 represents exercise of employee stock options.

      CAPITAL COMMITMENTS. In July 1999, the Company's Board of Directors approved the construction of the Q4000, a newbuild, ultra-deepwater multi-service vessel, at a total estimated cost of $150,000,000. Funding for this project is expected to come from cash balances on hand, long-term borrowings and perhaps the issuance of additional equity. In addition, as discussed previously, in connection with its business strategy, management expects the Company to acquire additional vessels as well as buy additional natural gas and oil properties.



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


Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The annual meeting of shareholders was held on May 5, 1999.

            (b) The only matter submitted to a vote of security holders was for the election of four "Class II" Directors.

                   ELECTION OF DIRECTORS     VOTES FOR     VOTES WITHHELD
                    Martin R. Ferron         12,886,246       63,191
                    William E. Macauley      12,886,246       63,191
                    Gordon F. Ahalt          12,888,546       63,191
                    Jean-Bernard Fay         12,885,946       63,191

                The other continuing directors of the Company are:
                    Owen Kratz
                    S. James Nelson
                    Thomas M. Ehret
                    Bernard J. Duroc-Danner
                    Ben Guill
                    Kevin Wood

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


                                   CAL DIVE INTERNATIONAL, INC.

Date: August 16, 1999              By:_________________________
                                S. James Nelson,  Executive Vice President
                                      and Chief Financial Officer



Date: August 16, 1999              By:_________________________
                                A. Wade Pursell,  Vice President-Finance
                                    and Chief Accounting Officer