Form 10-Q
period 1999-09-30
CAL DIVE INTERNATIONAL INC
filed 1999-11-15
CIK 866829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 1999

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________


                         Commission File Number: 0-22739


                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Minnesota                          95-3409686
    (State or Other Jurisdiction of       (IRS Employer Identification
     Incorporation or Organization)                 Number)

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

     At November 15, 1999 there were 15,485,323 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX



Part I. Financial Information                                        Page

Item 1. Financial Statements

Consolidated Balance Sheets -

     September 30, 1999 and December 31, 1998....................      1

Consolidated Statements of Operations -

     Three Months Ended September 30, 1999 and
        September 30, 1998.......................................      2

     Nine Months Ended September 30, 1999 and
        September 30, 1998.......................................      3

Consolidated Statements of Cash Flows -

     Nine Months Ended September 30, 1999 and
      September 30, 1998.........................................      4

Notes to Consolidated Financial Statements.......................      5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................      7

Part II:       Other Information

Item 6. Exhibits and Reports on Form 8-K........................      12

Signatures......................................................      13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPT. 30,            DEC. 31,
                                                                                 1999               1998
                                                                            --------------       ------------
             ASSETS                                                           (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents ....................................          $   9,325           $  32,380
      Restricted Cash ..............................................              7,552                 463
      Accounts receivable --
           Trade, net of revenue allowance on gross
                amounts billed of $2,180 and $1,335 ................             33,830              20,350
           Unbilled ................................................             11,951              10,703
      Other current assets .........................................             12,659               9,190
                                                                              ---------           ---------
              Total current assets .................................             75,317              73,086
                                                                              ---------           ---------

PROPERTY AND EQUIPMENT .............................................            174,904             107,421
      Less - Accumulated depreciation ..............................            (41,436)            (28,262)
                                                                              ---------           ---------
                                                                                133,468              79,159
                                                                              ---------           ---------
OTHER ASSETS:
      Cash deposits restricted for salvage
           operations ..............................................              2,539               2,408
      Investment in Aquatica, Inc. .................................                  0               7,656
      Goodwill .....................................................             13,941                   0
      Other assets, net ............................................              4,802               1,926
                                                                              ---------           ---------
                                                                              $ 230,067           $ 164,235
                                                                              =========           =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable .............................................          $  26,019           $  15,949
      Accrued liabilities ..........................................              9,632              10,020
      Income taxes payable .........................................              3,050               1,201
                                                                              ---------           ---------
           Total current liabilities ...............................             38,701              27,170
LONG-TERM DEBT .....................................................                  0                   0
DEFERRED INCOME TAXES ..............................................             16,162              13,539
DECOMMISSIONING LIABILITIES ........................................             28,420               9,883
MINORITY INTEREST ..................................................                147                   0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Common stock, no par, 60,000 shares
           authorized, 22,297 and 21,402 shares issued
           and outstanding .........................................             72,230              52,981
      Retained earnings ............................................             78,158              64,413
      Treasury stock, 6,821 shares, at cost ........................             (3,751)             (3,751)
                                                                              ---------           ---------
           Total shareholders' equity ..............................            146,637             113,643
                                                                              ---------           ---------
                                                                              $ 230,067           $ 164,235
                                                                              =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED SEPT. 30,
                                                                       -----------------------------
                                                                          1999                1998
                                                                        --------            --------
                                                                                           (UNAUDITED)
NET REVENUES:
      Subsea and salvage .......................................        $ 42,861            $ 40,782
      Natural gas and oil production ...........................          15,609               2,131
                                                                        --------            --------
                                                                          58,470              42,913

COST OF SALES:
      Subsea and salvage .......................................          31,781              25,758
      Natural gas and oil production ...........................           8,734               2,039
                                                                        --------            --------
           Gross profit ........................................          17,955              15,116
                                                                        --------            --------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses .........................................             273                 293
      Administrative expenses ..................................           3,810               4,121
                                                                        --------            --------
           Total selling and administrative expenses ...........           4,083               4,414
                                                                        --------            --------

INCOME FROM OPERATIONS .........................................          13,872              10,702

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. .....................             150                 700
      Net interest (income) and other ..........................             (78)               (253)
                                                                        --------            --------

INCOME BEFORE INCOME TAXES .....................................          14,100              11,655
      Provision for income taxes ...............................           4,936               4,078
      Minority interest ........................................             147                   0
                                                                        --------            --------
NET INCOME .....................................................        $  9,017            $  7,577
                                                                        ========            ========

EARNINGS PER COMMON SHARE:
      Basic ....................................................        $   0.59            $   0.52
      Diluted ..................................................        $   0.58            $   0.51
                                                                        ========            ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic ....................................................          15,215              14,553
      Diluted ..................................................          15,641              14,985
                                                                        ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        NINE MONTHS ENDED SEPT. 30,
                                                                        ---------------------------
                                                                           1999             1998
                                                                        ---------         ---------
                                                                                (unaudited)
NET REVENUES:
      Subsea and salvage .......................................        $  95,678         $ 105,351
      Natural gas and oil production ...........................           22,902             9,245
                                                                        ---------         ---------
                                                                          118,580           114,596

COST OF SALES:
      Subsea and salvage .......................................           74,940            70,150
      Natural gas and oil production ...........................           14,704             6,632
                                                                        ---------         ---------
           Gross profit ........................................           28,936            37,814
                                                                        ---------         ---------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling expenses .........................................              911               937
      Administrative expenses ..................................            8,200            10,014
                                                                        ---------         ---------
           Total selling and administrative expenses ...........            9,111            10,951
                                                                        ---------         ---------

INCOME FROM OPERATIONS .........................................           19,825            26,863

OTHER INCOME AND EXPENSE:
      Equity in earnings of Aquatica, Inc. .....................              600             1,333
      Net interest (income) and other ..........................             (948)             (687)
                                                                        ---------         ---------

INCOME BEFORE INCOME TAXES .....................................           21,373            28,883
      Provision for income taxes ...............................            7,481            10,109
      Minority interest ........................................              147                 0
                                                                        ---------         ---------
NET INCOME .....................................................        $  13,745         $  18,774
                                                                        =========         =========

EARNINGS PER COMMON SHARE:
      Basic ....................................................        $    0.93         $    1.29
      Diluted ..................................................        $    0.90         $    1.25
                                                                        =========         =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic ....................................................           14,841            14,544
      Diluted ..................................................           15,211            14,977
                                                                        =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED SEPT. 30,
                                                                               ----------------------------
                                                                                  1999             1998
                                                                                --------         --------
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ........................................................       $ 13,745         $ 18,774
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ................................         15,519            6,389
           Deferred income taxes ........................................          1,924            1,200
           Gain on sale of property .....................................         (7,354)               0
           Equity in earnings of Aquatica, Inc. .........................           (600)          (1,333)
           Minority interest in earnings ................................            147                0
      Changes in operating assets and liabilities:
           Accounts receivable, net .....................................        (11,904)          (3,637)
           Other current assets .........................................         (2,801)          (4,954)
           Accounts payable and accrued liabilities .....................          9,879            3,290
           Income taxes payable/receivable ..............................          3,823            5,033
           Other non-current, net .......................................         (5,226)            (876)
                                                                                --------         --------
              Net cash provided by operating activities .................         17,152           23,886
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ..............................................        (51,474)         (12,232)
      Prepayment of lease abandonment costs .............................          7,750                0
      Cash received in acquisition, net .................................            418                0
      Proceeds from sale of properties ..................................          7,702                0
      Investment in Aquatica, Inc. ......................................              0           (5,023)
      Purchase of deposits restricted for salvage operations ............           (131)               0
      Changes in restricted funds .......................................         (7,089)               0
                                                                                --------         --------
              Net cash used in investing activities .....................        (42,824)         (17,255)
                                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under term loan facility ...............................              0                0
      Exercise of stock options .........................................          2,617              108
                                                                                --------         --------
              Net cash provided by financing activities .................          2,617              108
                                                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        (23,055)           6,739
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period ......................................         32,380           13,025
                                                                                --------         --------
      Balance, end of period ............................................       $  9,325         $ 19,764
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its subsidiaries, Energy Resource Technology, Inc. (ERT), Aquatica, Inc., Cal Dive Aker CAHT I, LLC and Cal Dive Offshore, Ltd. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


NOTE 2 - OFFSHORE PROPERTY TRANSACTIONS

During the first quarter, ERT acquired interests in ten blocks involving seven separate fields from Sonat Exploration Company, five offshore blocks from Shell Offshore, Inc. and two blocks from Vastar Resources, Inc. in exchange for cash consideration, as well as assumption of the pro rata share of the related decommissioning liabilities. In the second quarter, ERT acquired interests in two fields from Spirit Energy and one from Newfield, along with the acquisition of additional interest in a currently owned ERT property from Samedan, in exchange for cash consideration, as well as assumption of the seller's pro rata share of the related decommissioning liability. Decommissioning obligations of $19.5 million were assumed in these six transactions.

During the third quarter, ERT substantially completed its 1999 Well Exploitation Program, which included five rig recompletions and which led to the sale of its interest in two offshore blocks. It is an operating policy that ERT will sell assets (offshore leases, platforms, compressors, etc.) when the expected future revenue stream can be accelerated in a single transaction. Since inception ERT has acquired interests in 41 offshore leases, sold six (two in 1997 and two in 1998), and taken one field full cycle to decommissioning. The well exploitation work completed during the third quarter also enabled ERT to assess and write down the carrying value of three ERT fields, including one where a third party vendor damaged the reservoir formation. The net result of the sale and the 1999 Well Exploitation Program was to add approximately ten cents to third quarter diluted earnings per share.

NOTE 3 - BUSINESS SEGMENT INFORMATION (IN THOUSANDS)


                                              SEPT. 30, 1999  DECEMBER 31, 1998
                                              --------------  -----------------
                                                (UNAUDITED)
Identifiable Assets --
     Subsea and Salvage ..................        $179,949         $142,629
     Natural Gas and Oil Production ......          50,118           21,606
                                                  --------         --------
          Total ..........................        $230,067         $164,235
                                                  --------         --------


NOTE 4 - ACQUISITION OF DP VESSEL

In June 1999, CDI acquired Hvide Marine's interest in Cal Dive Aker CAHT I, LLC, the Company which owns the CAL DIVE AKER DOVE (a newbuild DP anchor handling and subsea construction vessel) for $15.6 million. CDI is also committed to fund up to (and not to exceed) an additional $3.3 million for the completion of the construction of the vessel. During the third quarter CDI funded $2.4 million of such commitment. Results of operations of this company are consolidated in the accompanying financial statements with Aker's share being reflected as minority interest.


NOTE 5 - ACQUISITION OF AQUATICA, INC.

In February 1998, CDI purchased a significant minority equity interest in Aquatica, Inc., a surface diving company. CDI accounted for this investment on the equity basis of accounting for financial reporting purposes. The related Shareholder Agreement provided that the remaining shares of Aquatica, Inc. could be converted into Cal Dive shares at a ratio based on a formula which, among other things, values their shares of Aquatica, Inc. and must be accretive to Cal Dive shareholders. Effective August 1, 1999, 696,000 shares of common stock of Cal Dive were issued for all of the remaining common stock of Aquatica, Inc. pursuant to these terms. This acquisition was accounted for as a purchase in the third quarter with the purchase price of $16.2 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $6.4 million and $2.2 million, respectively. The balance of the purchase price ($12 million) was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over twenty-five years on a straight-line basis. Results of operations for Aquatica, Inc. are consolidated with Cal Dive's results for periods subsequent to August 1, 1999.

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      REVENUES. During the three months ended September 30, 1999, the Company's revenues increased 36% to $58.5 million compared to $42.9 million for the three months ended September 30, 1998 due principally to the natural gas and oil production segment and improved salvage operations. In addition, approximately $3.9 million of revenue was generated by new assets in 1999: the August 1 acquisition of the 55% of Aquatica not previously owned and the DP vessel CAL DIVE AKER DOVE which commenced operations in September 1999.

      Natural gas and oil production revenue for the three months ended September 30, 1999 increased 632% to $15.6 million from $2.1 million during the comparable prior year period. Production increased 140% during the third quarter of 1999 compared to the same period of 1998 due to the acquisition of 20 offshore blocks during the first four months of 1999 and an intense well exploitation program. Also contributing to the increase in revenue was an increase in natural gas prices which averaged $2.62/mcf during the three months ended September 30, 1999 as compared to $1.99/mcf for the three months ended September 30, 1998. Finally, during the third quarter of 1999 CDI completed the sale of its interest in two offshore blocks pursuant to our policy of selling assets when the expected future revenue stream can be accelerated in a single transaction.


      GROSS PROFIT. Gross profit of $18.0 million for the third quarter of 1999 represents a 19% increase compared to the $15.1 million recorded in the comparable prior year period. The natural gas and oil production segment generated a $6.8 million increase due mainly to the improved pricing and production (including the sale of interests in two blocks) as discussed above offsetting a $3.9 million decline in the subsea and salvage segment due mainly to much stronger demand for offshore construction services during last year's third quarter compared to this year. This negative variance for subsea and salvage was minimized by two unique, deepwater projects during the quarter in which CDI functioned as prime contractor. The Uncle John performed installation tasks in 4,800 feet of water at Exxon Diana which had never been performed from a construction vessel. In addition, CDI commenced the Cooper field abandonment, the first ever deepwater subsea decommissioning project in the Gulf of Mexico. Margins of 26% for subsea and salvage (vs. 37% during the third quarter 1998) reflect in part the competitive market and the high volume of third party "pass through" costs associated with the increased mix of work as prime contractor.

      Natural gas and oil production gross profit increased from $92,000 in the third quarter of 1998 to $6.9 million for the three months ended September 30, 1999, due to the aforementioned reasons. The sale of interests in two blocks during quarter and the well exploitation work completed during the quarter enabled management to assess and reduce the carrying value of three ERT fields. The net result of the sale and the 1999 Well Exploitation Program was to add approximately $3.1 million to gross profit.


      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $4.1 million in the third quarter of 1999, which is 7% less than the $4.4 million incurred in the third quarter of 1998 due mainly to lower labor costs in Subsea and salvage. This was partially offset by ERT administrative costs increasing $1.4 million as we added personnel to handle a three fold increase in the number of wells operated by ERT and there has been a significant increase in accrued incentive compensation. Finally, consolidating two months of Aquatica operations added $500,000 of overhead. Administrative costs represented 7% of revenues in the third quarter compared to 10% in the same period of 1998 due to lower personnel costs and improvements to our supply chain management system.

      NET INTEREST. The Company reported net interest income and other of $78,000 for the three months ended September 30, 1999 in contrast to $253,000 for the three months ended September 30, 1998 due mainly to lower invested cash balances.

      INCOME TAXES. Income taxes increased to $4.9 million for the three months ended September 30, 1999, compared to $4.1 million in the comparable prior year period due to increased profitability.

      NET INCOME. Net income of $9.0 million for the three months ended September 30, 1999 was $1.4 million, or 19%, greater than the comparable period in 1998 as a result of factors described above.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      REVENUES. During the nine months ended September 30, 1999, the Company's revenues increased 3% to $118.6 million from $114.6 million in the nine months ended September 30, 1998 with the natural gas and oil production segment providing a $13.7 million increase offsetting a $9.7 million decline in subsea and salvage segment revenues. This level of subsea and salvage sales volume is actually within 2% of last year's first nine months after eliminating $8 million of Coflexip charter revenue from 1998 sales figures.

      Natural gas and oil production revenue for the nine months ended September 30, 1999 increased as a result of a 65% increase in production (due to properties acquired during the first half of 1999), a slight increase in average natural gas prices ($2.20/mcf in the first nine months of 1999 compared to $2.15/mcf during the comparable period in 1998) and the third quarter 1999 sale of two offshore blocks.

      GROSS PROFIT. Gross profit of $28.9 million for the first nine months of 1999 is 23% less than the $37.8 million gross profit recorded in the comparable prior year period due mainly to a nine point decline in margins (from 33% to 24%). Subsea and salvage gross profit declined by $14.5 million due primarily to the more competitive market conditions and to the impact of the Uncle John being out of service for six weeks for thruster repairs. In addition, the pass through costs associated with CDI functioning as prime contractor resulted in third party costs that were 37% of subsea and salvage revenues in contrast to 28% in the first nine months of 1998.

      Natural gas and oil production gross profit increased $5.6 million from $2.6 million in the first three quarters of 1998 to $8.2 million for the first nine months of 1999, due to increased revenues as described above offset somewhat by the effect of the third quarter 1999 carrying value adjustments associated with the 1999 Well Exploitation Program.

      SELLING & ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $9.1 million in the first nine months of 1999, which is 17% less than the $11.0 million incurred in the comparable period of 1998 due mainly to lower labor costs in Subsea and salvage. This was partially offset by ERT administrative costs increasing $1.5 million for the reasons mentioned above.

      NET INTEREST. The Company reported net interest income and other of $948,000 for the nine months ended September 30, 1999 which is 38% more than the $687,000 reported for the nine months ended September 30, 1998 due to an increase in average cash balances during the first three quarters of 1999 as compared to the first three quarters of 1998.

      INCOME TAXES. Income taxes decreased to $7.5 million for the nine months ended September 30, 1999, compared to $10.1 million in the comparable prior year period due to lower profitability.

      NET INCOME. Net income of $13.7 million for the nine months ended September 30, 1999 was $5.0 million, or 27%, less than the comparable period in 1998 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998/1999. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, which resulted in $15 million of cash on hand after paying off all debt outstanding. In the past 27 months internally generated cash flow has funded approximately $90 million of capital expenditures while enabling the Company to remain debt free. As of September 30, 1999, the Company had $36.6 million of working capital (including $9.3 million of unrestricted cash on hand) and no debt outstanding. Additionally, CDI had approximately $40.0 million available under a Revolving Credit Agreement at the end of the quarter.

      OPERATING ACTIVITIES. Net cash provided by operating activities was $17.2 million in the nine months ended September 30, 1999, as compared to $23.9 million in the first nine months of 1998. This reduction was due mainly to decreased profitability during the first nine months of 1999. Accounts receivable and accounts payable balances as of September 30, 1999 were significantly greater than December 31, 1998 due mainly to the substantial increase in operating activity during the third quarter 1999 compared to the fourth quarter 1998, along with the consolidation of Aquatica accounts effective August 1, 1999. Depreciation and amortization increased $9.1 million to $15.5 million for the first nine months of 1999 due mainly to increased ERT depletion as a result of the increased production and carrying value adjustments.


      INVESTING ACTIVITIES. The Company incurred $51.4 million of capital expenditures during the first nine months of 1999 compared to $17.3 million during the comparable prior year period. Included in the $51.4 million of capital expenditures in the first three quarters of 1999 is $18 million for the acquisition of Hvide Marine's interest in Cal Dive Aker CAHT I, LLC, the Company which owns the CAL DIVE AKER DOVE (a newbuild DP anchor handling and subsea construction vessel) and $12.5 million related to the construction of the Q4000, a newbuild, ultra-deepwater multi-service vessel . In addition, $14.8 million is related to ERT property acquisitions and well recompletion work on the ERT properties acquired. In connection with the aforementioned ERT property acquisitions the seller prepaid $7.8 million of the decommissioning liability. The third quarter, 1999, sale of interests in two offshore blocks was structured as a Section 1031 "Like Kind" exchange for tax purposes. Accordingly, the cash received is restricted for acquisition of additional natural gas and oil properties.

      In January 1998, ERT acquired interests in six blocks involving two separate fields from Sonat Exploration Company and incurred costs to put the MERLIN and SEA SORCERESS into service. In February 1998, the Company purchased a significant minority equity investment in Aquatica, Inc. (a surface diving company) for $5.0 million. Effective August 1, 1999, 696,000 shares of common stock of Cal Dive were issued for the remaining common stock of Aquatica, Inc. which Cal Dive had not previously acquired. This acquisition was accounted for as a purchase in the third quarter with the purchase price being allocated to the assets acquired and liabilities assumed based upon their estimated fair values resulting in goodwill of approximately $12 million. Results of operations for Aquatica, Inc. are consolidated with Cal Dive's results for periods subsequent to August 1, 1999. At the date of this acquisition, Aquatica had $2.6 million of cash on hand which was used to retire the $2.2 million outstanding under their loan facility.

      FINANCING ACTIVITIES. The only financing activity during the first three quarters of 1999 and 1998 represents exercise of employee stock options.

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


Item 5.   Other Matters

      Effective September 13, 1999, Jean-Bernard Fay and Thomas Ehret resigned as directors of the Company and were replaced by Aline Montel and Claire Giraut who were designated by Coflexip as provided under an agreement with the Company. Effective May 5, 1999, William E. Macaulcy resigned as a director of the Company after the sale of shares of the Company's common stock by First Reserve Corporation and affiliates, also in accordance with the same agreement. Cal Dive's current Directors are:


                    Owen Kratz
                    Jim Nelson
                    Martin Ferron
                    Gordon Ahalt
                    Bernard Duroc-Danner
                    Ben Guill
                    Aline Montel
                    Claire Giraut
                    Kevin Wood


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


                                CAL DIVE INTERNATIONAL, INC.




Date:  November 15, 1999        By: __________________________________________
                                    S. James Nelson,  Executive Vice President
                                      and Chief Financial Officer



Date: November 15, 1999         By: __________________________________________
                                    A. Wade Pursell,  Vice President-Finance
                                      and Chief Accounting Officer