Form 10-Q
period 2000-03-31
CAL DIVE INTERNATIONAL INC
filed 2000-05-15
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

   (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended March 31, 2000

   ( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from _____________to ______________


                         -------------------------------

                         Commission File Number: 0-22739

                         -------------------------------


                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

             Minnesota                                        95-3409686

(State or Other Jurisdiction of Incorporation     (IRS Employer Identification Number)
         or Organization)

                           400 N. Sam Houston Parkway E.
                           Suite 400
                           Houston, Texas 77060
                           (Address of Principal Executive Offices)

                                 (281) 618-0400
                         (Registrant's telephone number,
                              Including area code)

                         -------------------------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]          No [ ]

       At May 15, 2000 there were 15,711,671 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX



                                                                                         Page
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheets -

              March 31, 2000 and December 31, 1999 ........................................1

         Consolidated Statements of Operations -

              Three Months Ended March 31, 2000 and
                March 31, 1999 ............................................................2

         Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 2000 and
                March 31, 1999 ............................................................3

         Notes to Consolidated Financial Statements .......................................4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................................6

Part II: Other Information

         Item 1.  Legal Proceedings .......................................................9

         Item 6.  Exhibits and Reports on Form 8-K ........................................9

         Signatures ......................................................................10

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   March 31,         Dec. 31,
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (unaudited)
                         ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                $     14,432      $     11,310
        Restricted cash                                                    49             8,686
        Accounts receivable --
             Trade, net of revenue allowance
                  on gross amounts billed of
                  $2,091 and $1,789                                    22,143            48,191
             Unbilled                                                   8,040             3,430
        Other current assets                                           19,808            16,327
                                                                 ------------      ------------
                    Total current assets                               64,472            87,944
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT                                                202,811           180,519
        Less - Accumulated depreciation                               (50,288)          (45,862)
                                                                 ------------      ------------
                                                                      152,523           134,657
                                                                 ------------      ------------
OTHER ASSETS:
        Goodwill                                                       13,644            13,792
        Other assets, net                                              10,274             7,329
                                                                 ------------      ------------
                                                                 $    240,913      $    243,722
                                                                 ============      ============


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                         $     23,443      $     31,834
        Accrued liabilities                                            13,746            17,223
        Income taxes payable                                              140                 0
                                                                 ------------      ------------
             Total current liabilities                                 37,329            49,057
LONG-TERM DEBT                                                              0                 0
DEFERRED INCOME TAXES                                                  16,980            16,837
DECOMMISSIONING LIABILITIES                                            30,368            26,956
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 60,000 shares
             authorized, 22,509 and 22,395 shares issued               75,461            73,311
        Retained earnings                                              84,526            81,312
        Treasury stock, 6,820 shares, at cost                          (3,751)           (3,751)
                                                                 ------------      ------------
             Total shareholders' equity                               156,236           150,872
                                                                 ------------      ------------
                                                                 $    240,913      $    243,722
                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                         2000              1999
                                                     ------------      ------------
                                                              (unaudited)

NET REVENUES:
        Subsea and salvage                           $     30,338      $     23,255
        Natural gas and oil production                      9,771             2,751
                                                     ------------      ------------
                                                           40,109            26,006

COST OF SALES:
        Subsea and salvage                                 25,177            18,655
        Natural gas and oil production                      6,535             2,094
                                                     ------------      ------------
             Gross profit                                   8,397             5,257

SELLING AND ADMINISTRATIVE EXPENSES                         4,296             2,573
                                                     ------------      ------------

INCOME FROM OPERATIONS                                      4,101             2,684

NET INTEREST (INCOME) AND OTHER                              (200)             (548)
                                                     ------------      ------------

INCOME BEFORE INCOME TAXES                                  4,301             3,232
        Provision for income taxes                          1,505             1,145
        Minority interest                                    (418)                0
                                                     ------------      ------------
NET INCOME                                           $      3,214      $      2,087
                                                     ============      ============

EARNINGS PER COMMON SHARE:
        Basic                                        $       0.21      $       0.14
        Diluted                                      $       0.20      $       0.14
                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                              15,610            14,617
        Diluted                                            16,007            14,995
                                                     ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                              $      3,214      $      2,087
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                                             5,470             2,748
             Deferred income taxes                                                       143                 0
             Equity in earnings of Aquatica, Inc.                                          0              (100)
        Changes in operating assets and liabilities:
             Accounts receivable, net                                                 21,438             4,616
             Other current assets                                                     (3,482)           (3,743)
             Accounts payable and accrued liabilities                                (11,413)             (879)
             Income taxes payable/receivable                                             140             1,001
             Other non-current, net                                                   (3,617)           (1,811)
                                                                                ------------      ------------
                    Net cash provided by operating activities                         11,893             3,919
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                         (19,151)           (5,310)
        Restricted cash                                                                8,637                 0
        Prepayment of deferred lease abandonment cost                                      0             7,750
        Minority interest in Cal Dive Aker Dove                                         (418)                0
        Proceeds from sale of property                                                    11               150
                                                                                ------------      ------------
                    Net cash provided by (used in) investing activities              (10,921)            2,590
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Exercise of stock options                                                      2,150               232
                                                                                ------------      ------------
                    Net cash provided by financing activities                          2,150               232
                                                                                ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,122             6,741
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                                  11,310            32,843
                                                                                ------------      ------------
        Balance, end of period                                                  $     14,432      $     39,584
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its wholly owned subsidiaries, Energy Resource Technology, Inc. (ERT) and Aquatica, Inc. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


Note 2 - Acquisition of Offshore Blocks

During the first quarter, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells currently producing 23 mmcf per day (13 mmcf net). ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. EEX personnel who operated these properties also became ERT employees.


Note 3 - Business Segment Information (in thousands)

                                            March 31, 2000  December 31, 1999
                                            --------------  -----------------
                                             (unaudited)
Identifiable Assets --
     Subsea and Salvage                      $    182,855     $    197,570
     Natural Gas and Oil Production                58,058           46,152
                                             ------------     ------------
          Total                              $    240,913     $    243,722
                                             ============     ============

Note 4 - Subsequent Event - Acquisition of Interest in Deepwater Prospect

In April, 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater prospect of Kerr-McGee Oil & Gas Corporation. Kerr-McGee, the operator, is currently drilling an initial well in 3,200 feet of water at Garden Banks 668, one of three lease blocks that comprise the Gunnison prospect. Because ERT is a production company that does not engage directly in exploration, CDI has put in place an outside financial mechanism (an investment group controlled by CDI's Chairman and CEO) to cover its proportionate drilling cost exposure so that CDI shareholders are essentially shielded from exploratory risk. In the event that exploratory drilling is successful and a development decision is made, CDI will actively participate in field development planning and will collaborate with the working interest owners in the execution of subsea construction work.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

         This Quarterly Report on Form 10-Q includes or incorporates by reference certain statements that may be deemed "forward looking statements" under applicable law. Forward looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, weather conditions in offshore markets, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material change.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 and 1999

         Revenues. During the three months ended March 31, 2000, the Company's revenues increased 54% to $40.1 million compared to $26.0 million for the three months ended March 31, 1999 with both the Subsea and Salvage segment and Natural Gas and Oil Production segment each contributing approximately $7 million of the increase. 74% of the Subsea and Salvage increase related to new assets and the successful completion of the EEX Cooper deepwater abandonment project (which provided 22% of total revenues in the quarter). New assets include the newbuild DP vessel Cal Dive Aker Dove, which was placed in service in the third quarter of 1999, and Aquatica, Inc. which has been consolidated since the third quarter of 1999 when CDI acquired the remaining 55% of this company. This increase was achieved despite the fact that six vessels were out of service during the first quarter of 2000 for a combined 210 days for U. S. Coast Guard and ABS inspections compared to two vessels for a combined 80 days during the first quarter of 1999.

         Natural gas and oil production revenue for the three months ended March 31, 2000 increased 255% to $9.8 million from $2.8 million during the comparable prior year period due mainly to a 150% increase in production as a result of the acquisition of interests in six offshore blocks from EEX during the first quarter (five weeks of production and management fees) as well as additional production obtained from 1999 property acquisitions and well exploitation program. The remaining increase was due to improved commodity prices (we realized an average gas price of $2.73 per mcf in the first quarter of 2000, an increase of $1.02, or 60%, over the first quarter of 1999).

         Gross Profit. Gross profit of $8.4 million for the first quarter of 2000 was 60% better than the $5.3 million gross profit recorded in the comparable prior year period due to the revenue improvement as margins were essentially constant at 21%. Subsea and Salvage margins declined from 20% for the first quarter of 1999 to 17% during the first quarter of 2000. The primary reasons for this decline were the Merlin working the entire quarter on a bare-boat charter in Trinidad during 2000 at rates which resulted in essentially break-even results for this vessel and low utilization of the Cal Dive Aker Dove which resulted in a loss due to a lack of utilization in the rig move and anchor handling market.

         Natural gas and oil production gross profit increased $2.6 million from $657,000 in the first quarter of 1999 to $3.2 million for the three months ended March 31, 2000 (and margins improved from 24% to 33%), due to the aforementioned production and commodity pricing improvements.

         Selling & Administrative Expenses. Selling and administrative expenses were $4.3 million in the first quarter of 2000, which is 67% more than the $2.6 million incurred in the first quarter of 1999 due mainly to the consolidation of Aquatica, Inc. ($600,000) and improved operating results for ERT, whose incentive plan tracks their operating results ($700,000). The remainder of the increase is due to additional personnel added to the Deepwater group within Subsea.

         Net Interest. The Company reported net interest income and other of $200,000 for the three months ended March 31, 2000 in contrast to $548,000 for the three months ended March 31, 1999 as average cash balances declined during the first quarter of 2000 as compared to the first quarter of 1999 due mainly to the Company's capital spending program (Q4000 vessel construction).

         Income Taxes. Income taxes increased to $1.5 million for the three months ended March 31, 2000, compared to $1.1 million in the comparable prior year period due to increased profitability.

         Net Income. Net income of $3.2 million for the three months ended March 31, 2000 was $1.1 million, or 54%, more than the comparable period in 1999 as a result of factors described above. Diluted earnings per share increased only 43% reflecting the additional shares issued to acquire Aquatica, Inc. in the third quarter of 1999.



LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998/1999. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, which resulted in $15 million of cash on hand after paying off all debt outstanding. In the past 33 months internally generated cash flow has funded approximately $135 million of capital expenditures while enabling the Company to remain debt free. As of March 31, 2000, the Company had $27.1 million of working capital (including $14.4 million of cash on hand) and no debt outstanding. Additionally, CDI has approximately $40.0 million available under a Revolving Credit Agreement.

         Operating Activities. Net cash provided by operating activities was $11.9 million in the three months ended March 31, 2000, as compared to $3.9 million in the first quarter of 1999. This increase was due mainly to $21.4 million of funding from accounts receivable collections during the first quarter of 2000 compared to $4.6 million in the first quarter of 1999 as we collected all amounts due on the EEX Cooper abandonment project (the largest contract ever in CDI's history) during the first quarter of 2000. In addition, depreciation and amortization increased $2.7 million to $5.5 million for the first quarter of 2000 due mainly to increased ERT depletion as a result of the increased production. These increases were partially offset by an $11.4 million reduction in accounts payable and accrued liabilities which occurred primarily as a result of completion of the EEX Cooper project (and payment of all related third party costs) and payment during the first quarter for the Uncle John's new engines (which were previously committed and accrued for) which will be installed during the second quarter.

         Investing Activities. The Company incurred $19.2 million of capital expenditures during the first quarter of 2000 compared to $5.3 million during the comparable prior year period. Included in the $19.2 million of capital expenditures in the first quarter of 2000 is $10 million for the construction of the Q4000. Through the end of April 2000 we have funded approximately $50 million, or one-third of the estimated $150 million cost of the vessel. Also during the first quarter of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells currently producing 23 mmcf per day (13 mmcf net). ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. EEX personnel who operated these properties also became ERT employees. In connection with this transaction, $8.6 million of previously restricted funds were utilized in the acquisition (these funds were obtained in late 1999 from the sale of properties qualifying as "Like-Kind Exchanges" for tax purposes).

         Included in the $5.3 million of capital expenditures in the first quarter of 1999 is $1.9 million related to well recompletion work on the ERT properties acquired in the first quarter. The remaining balance includes $1.3 million for the acquisition of thrusters for the future upgrade of the Sea Sorceress and new steel associated with the Cal Divers I and III US Coast Guard drydocks. In connection with the aforementioned ERT property acquisitions the seller prepaid $7.8 million of the decommissioning liability.

         Financing Activities. The only financing activity during the first quarters 2000 and 1999 represents exercise of employee stock options.

         Capital Commitments. The Board of Directors has approved a capital budget of $120 million for the year 2000 with approximately $85 million of that associated with the Q4000. CDI recently received a commitment from the Maritime Administration (MARAD) regarding the application for Title XI financing for the Q4000, a newbuild, ultra-deepwater semi-submersible vessel. We expect this financing to be formally approved during the second quarter of 2000 and initial construction funding to be drawn early in the third quarter. We expect to submit to the CDI Board a supplemental appropriation of $20 million to $30 million to convert the Sea Sorceress to full DP or purchase an existing DP vessel having similar Deepwater construction features. In addition, in connection with its business strategy, management expects the Company to acquire additional vessels as well as acquire interest in offshore natural gas and oil properties.

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

         In 1998, CDI entered into a subcontract with Seacore Marine Contractors Limited (Seacore) to provide a vessel (the Sea Sorceress) for the excavation of glory holes on the Terra Nova Project in the North Atlantic ocean. Seacore was in turn contracted by Coflexip Stena Offshore (Coflexip). Due to unforeseen difficulties with respect to the sea states and soil conditions, Coflexip chose to suspend glory hole dredging for the 1998 season. Subsequently, Coflexip formally terminated the bond provided by Seacore. CDI has provided Seacore a performance bond of $5 million with respect to the subcontract of the Sea Sorceress although no call has been made on this bond. Seacore and CDI believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration.


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

                                    CAL DIVE INTERNATIONAL, INC.




Date: May 15, 2000                  By: /s/ JAMES NELSON
                                       -----------------------------------------
                                    S. James Nelson, Executive Vice President
                                        and Chief Financial Officer



Date: May 15, 2000                  By: /s/ A. WADE PURSELL
                                       -----------------------------------------
                                    A. Wade Pursell,  Vice President-Finance
                                        and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                          Financial Data Schedule