Form 10-Q
period 2000-06-30
CAL DIVE INTERNATIONAL INC
filed 2000-08-14
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended June 30, 2000

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

     At August 14, 2000 there were 15,734,353 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I. Financial Information                                         Page

        Item 1. Financial Statements

        Consolidated Balance Sheets -

            June 30, 2000 and December 31, 1999.........................  1

        Consolidated Statements of Operations -

            Three Months Ended June 30, 2000 and
               June 30, 1999............................................  2

            Six Months Ended June 30, 2000 and
               June 30, 1999............................................  3

        Consolidated Statements of Cash Flows -

            Six Months Ended June 30, 2000 and
               June 30, 1999............................................  4

        Notes to Consolidated Financial Statements......................  5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................  7

Part II:        Other Information

        Item 6. Exhibits and Reports on Form 8-K........................ 12

        Signatures...................................................... 13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         June 30,      Dec. 31,
                                                           2000         1999
                                                         ---------    ---------
                ASSETS                                  (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                          $       0    $  11,310
      Restricted cash                                          498        8,686
      Accounts receivable --
           Trade, net of revenue allowance
             on gross amounts billed of
             $2,655 and $1,789                              28,990       48,191
           Unbilled                                          4,931        3,430
      Other current assets                                  18,088       16,327
                                                         ---------    ---------
              Total current assets                          52,507       87,944
                                                         ---------    ---------
PROPERTY AND EQUIPMENT                                     225,253      180,519
      Less - Accumulated depreciation                      (56,334)     (45,862)
                                                         ---------    ---------
                                                           168,919      134,657
                                                         ---------    ---------
OTHER ASSETS:
      Goodwill                                              13,495       13,792
      Other assets, net                                     13,115        7,329
                                                         ---------    ---------
                                                         $ 248,036    $ 243,722
                                                         =========    =========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                   $  25,459    $  31,834
      Accrued liabilities                                   17,570       17,223
      Income taxes payable                                   1,330            0
                                                         ---------    ---------
           Total current liabilities                        44,359       49,057
LONG-TERM DEBT                                               1,090            0
DEFERRED INCOME TAXES                                       17,042       16,837
DECOMMISSIONING LIABILITIES                                 30,363       26,956
SHAREHOLDERS' EQUITY:
      Common stock, no par, 60,000 shares
        authorized, 22,549 and 22,395 shares issued         76,221       73,311
      Retained earnings                                     82,712       81,312
      Treasury stock, 6,820 shares, at cost                 (3,751)      (3,751)
                                                         ---------    ---------
           Total shareholders' equity                      155,182      150,872
                                                         ---------    ---------
                                                         $ 248,036    $ 243,722
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months
                                                            Ended June 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                              (unaudited)
NET REVENUES:
      Subsea and salvage                                 $ 23,970      $ 29,563
      Natural gas and oil production                       15,931         4,541
                                                         --------      --------
                                                           39,901        34,104
COST OF SALES:
      Subsea and salvage                                   21,583        24,511
      Natural gas and oil production                        7,900         3,869
                                                         --------      --------
           Gross profit                                    10,418         5,724

SELLING AND ADMINISTRATIVE EXPENSES                         4,953         2,455
                                                         --------      --------
INCOME FROM OPERATIONS                                      5,465         3,269

NET INTEREST (INCOME) AND OTHER                                27          (772)
                                                         --------      --------
INCOME BEFORE INCOME TAXES                                  5,438         4,041
      Provision for income taxes                            1,904         1,400
      Minority interest                                      (126)            0
                                                         --------      --------
NET INCOME                                               $  3,660      $  2,641
                                                         ========      ========
EARNINGS PER COMMON SHARE:
      Basic                                              $   0.23      $   0.18
      Diluted                                            $   0.23      $   0.18
                                                         ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                15,711        14,685
      Diluted                                              16,155        15,075
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                                 (unaudited)
NET REVENUES:
      Subsea and salvage                                 $ 54,308      $ 52,817
      Natural gas and oil production                       25,702         7,293
                                                         --------      --------
                                                           80,010        60,110
COST OF SALES:
      Subsea and salvage                                   46,760        43,159
      Natural gas and oil production                       14,435         5,970
                                                         --------      --------
           Gross profit                                    18,815        10,981

SELLING AND ADMINISTRATIVE EXPENSES                         9,249         5,028
                                                         --------      --------
INCOME FROM OPERATIONS                                      9,566         5,953

NET INTEREST (INCOME) AND OTHER                              (173)       (1,320)
                                                         --------      --------
INCOME BEFORE INCOME TAXES                                  9,739         7,273
      Provision for income taxes                            3,409         2,545
      Minority interest                                      (544)            0
                                                         --------      --------
NET INCOME                                               $  6,874      $  4,728
                                                         ========      ========
EARNINGS PER COMMON SHARE:
      Basic                                              $   0.44      $   0.32
      Diluted                                            $   0.43      $   0.32
                                                         ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                15,660        14,651
      Diluted                                              16,104        14,994
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Six Months
                                                              Ended June 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                           $  6,874    $  4,728
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization                     13,231       6,641
           Deferred income taxes                                205       1,870
           Equity in earnings of Aquatica, Inc.                   0        (450)
           Gain on sale of gas and oil properties              (155)          0
      Changes in operating assets and liabilities:
           Accounts receivable, net                          17,700      (4,962)
           Other current assets                              (1,740)     (3,368)
           Accounts payable and accrued liabilities          (6,045)      5,492
           Income taxes payable/receivable                    2,845        (219)
           Other non-current, net                            (9,419)     (3,862)
                                                           --------    --------
              Net cash provided by operating activities      23,496       5,870
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (47,900)    (32,015)
      Restricted cash                                         8,188           0
      Prepayment of decommissioning liabilities                   0       7,750
      (Purchase) release of deposits restricted for
        salvage operations                                    1,713         (93)
      Proceeds from sales of property                           510         157
                                                           --------    --------
              Net cash used in investing activities         (37,489)    (24,201)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under term loan facility                     1,090           0
      Exercise of stock options                               1,593       1,427
                                                           --------    --------
              Net cash provided by financing activities       2,683       1,427
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (11,310)    (16,904)
CASH AND CASH EQUIVALENTS:
      Balance, beginning of period                           11,310      32,843
                                                           --------    --------
      Balance, end of period                               $      0    $ 15,939
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

                CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its wholly owned subsidiaries, Energy Resource Technology, Inc. (ERT) and Aquatica, Inc. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.


Note 2 - Offshore Property Transactions

In February 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells. ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. EEX personnel who operated these properties became ERT employees.

In April, 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater prospect in the Gulf of Mexico of Kerr-McGee Oil & Gas Corporation. Kerr-McGee, the operator, has drilled an initial well and sidetrack in 3,200 feet of water at Garden Banks 668, one of three lease blocks that comprise the Gunnison prospect, and encountered significant potential reserves. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs is being provided by an investment partnership, the investors of which are CDI senior management in exchange for a 25% override of CDI's working interest. Once the decision has been made to begin development, CDI has the right to participate in field development planning and funding and will collaborate with the working interest owners in the execution of subsea construction work.

Note 3 - Business Segment Information (in thousands)

                                       June 30, 2000     December 31, 1999
                                       -------------     -----------------
                                         (unaudited)
Identifiable Assets --
     Subsea and Salvage                   $181,390          $197,570
     Natural Gas and Oil Production         66,646            46,152
                                          --------          --------
         Total                            $248,036          $243,722
                                          --------          --------


Note 4 - Loss of Vessel

In late June, 2000 the DP DSV Balmoral Sea caught fire while dockside in New Orleans, LA. The fire broke out as the vessel was being prepared to enter drydock for an extended period. The vessel crew was evacuated and no injuries were reported. During the fire fighting operation conducted by the City of New Orleans, the vessel listed and sank in approximately 30 feet of water. The Balmoral Sea has been deemed a total loss by insurance underwriters; her book value (approximately $7 million) is fully insured as are all salvage and removal costs.


Note 5 - Subsequent Event - Shelf Registration Statement

In July, 2000 the Company filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to 4.3 million shares, which may be sold from time to time by CDI and/or certain of its shareholders, including CDI's largest shareholder, Coflexip, which has demand registration rights with respect to the CDI shares it owns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

      This Quarterly Report on Form 10-Q includes or incorporates by reference certain statements that may be deemed "forward looking statements" under applicable law. Forward looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, offshore weather conditions, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material change.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 and 1999

      Revenues. During the three months ended June 30, 2000, the Company's revenues increased 17% to $39.9 million compared to $34.1 million for the three months ended June 30, 1999. The increase was generated by the Natural Gas and Oil Production segment (which represents ERT's operating results) which recorded a 251% increase in revenues, offsetting a $5.6 million decline in Subsea and Salvage sales. The decline in Subsea and Salvage was due to continued weak industry demand and our decision to take five vessels out of service for regulatory inspections/upgrades for a combined 206 days during the quarter, compared to one vessel out of service 30 days during the same period of 1999. The decline in Subsea and Salvage revenues was partially offset by contributions from new assets, which include the acquisition of the newbuild DP vessel Cal Dive Aker Dove, (which was placed in service in the third quarter of 1999), and Aquatica, Inc. (which has been consolidated since the third quarter of 1999 when we acquired the 55% of this company not previously owned).

      Natural Gas and Oil Production revenue for the three months ended June 30, 2000 increased $11.4 million to $15.9 million from $4.5 million during the comparable prior year period. Recent property acquisitions and the success of last year's rig recompletion program combined to generate production of 4.2 Bcfe in the second quarter of 2000 versus 1.8 Bcfe in the comparable period of 1999. Natural gas prices averaged $3.40 per mcf during the latest quarter in contrast to $2.10 a year ago, while oil and condensate averaged $26.50/bbl. Oil production was not significant in the second quarter last year.

      Gross Profit. Gross profit of $10.4 million for the second quarter of 2000 represents an 82% increase compared to the $5.7 million recorded in the comparable prior year period due to the aforementioned revenue increase coupled with a 9 point increase in margins (from 17% to 26%). The margin increase is due mainly to an improvement of 35 points in Natural Gas and Oil Production margins to 50% for the three months ended June 30, 2000 from 15% during the comparable period of 1999 when commodity prices were at depressed levels. Lower Subsea and Salvage margins are due to drydock downtime and soft market conditions which resulted in only 60% utilization of those CDI vessels available for service. In addition, the Cal Dive Aker Dove reported an operating loss due to only 40% utilization and the lease payments for this vessel being included in charter expense (the Dove was the subject of a sale and leaseback financing in the fourth quarter of 1999).

      Natural Gas and Oil Production gross profit increased $7.3 million from $672,000 in the second quarter of 1999 to $8.0 million for the three months ended June 30, 2000, due to the aforementioned improvement in both natural gas prices and production which increased 62% and 133% respectively.

      Selling & Administrative Expenses. Selling and administrative expenses were $5.0 million in the second quarter of 2000, or 100% more than the $2.5 million incurred in the same period of 1999 due mainly to accruals for the ERT employee incentive program, which is tied to that subsidiary's pre-tax income. Accordingly, significantly improved second quarter results for the Natural Gas and Oil Production segment accounts for $1.5 million of the increase and consolidation of Aquatica added another $700,000.

      Net Interest (Income) Expense and Other. The Company reported net interest expense and other of $27,000 for the three months ended June 30, 2000 in contrast to $772,000 of net interest income and other for the three months ended June 30, 1999. This line item also included $350,000 of equity in Aquatica earnings during the second quarter of 1999. Aquatica became a wholly owned subsidiary in August 1999. Net interest expense for the three months ended June 30, 2000 reflects a reduction in cash balances as a result of our spending program, principally for construction of the Q4000 vessel ,and the recording of goodwill amortization expense related to the acquisition of the balance of Aquatica, Inc. stock.

      Income Taxes. Income taxes increased to $1.9 million for the three months ended June 30, 2000, compared to $1.4 million in the comparable prior year period due to increased profitability.

      Net Income. Net income of $3.7 million for the three months ended June 30, 2000 was $1.0 million, or 39%, more than the comparable period in 1999 as a result of factors described above. Diluted earnings per share increased only 29% reflecting the additional shares issued to acquire Aquatica, Inc. in the third quarter of 1999.

Comparison of Six Months Ended June 30, 2000 and 1999

      Revenues. During the six months ended June 30, 2000, the Company's revenues increased 33% to $80.0 million compared to $60.1 million for the six months ended June 30, 1999 with the Natural Gas and Oil Production segment contributing $18.4 million of the increase and the Subsea and Salvage segment contributing the remaining $1.5 million. The Subsea and Salvage segment revenues include almost $12.0 million of revenues from the addition of the DP vessel Cal Dive Aker Dove and the acquisition of the 55% of Aquatica, Inc. not previously owned. Exclusive of these new assets Subsea and Salvage contributed $10.4 million less in the first half of 2000 than it did in the first half of 1999 due primarily to more difficult market conditions and to eight vessels being out of service during the first half of 2000 for a combined 416 days for U.S. Coast Guard and ABS inspections compared to three vessels for a combined 113 days during the first half of 1999.

      Natural Gas and Oil Production revenue for the six months ended June 30, 2000 increased 252% to $25.7 million from $7.3 million during the comparable prior year period due to a 127% increase in production as a result of the acquisition of interests in six offshore blocks from EEX during the first quarter as well as additional production derived from 1999 property acquisitions (involving a total of 20 offshore blocks) and last year's well exploitation program. In addition we realized an average gas price of $3.03 per mcfe in the first half of 2000, an increase of $1.12, or 59%, over the first half of 1999.

      Gross Profit. Gross profit of $18.8 million for the first half of 2000 was 71% better than the $11.0 million gross profit recorded in the comparable prior year period due mainly to the revenue improvement as well as a six point improvement in margins (24% the first half of 2000 versus 18% in the comparable prior year period). Subsea and Salvage margins declined from 18% for the first half of 1999 to 14% for the first half of 2000 due to the additional vessels out of service for regulatory inspections and upgrades and to the operating loss of the Cal Dive Aker Dove.

      Natural Gas and Oil Production gross profit increased $9.9 million from $1.3 million in the first half of 1999 to $11.3 million for the six months ended June 30, 2000 (and margins improved from 18% to 44%) due to the aforementioned production and commodity pricing improvements.

      Selling & Administrative Expenses. Selling and administrative expenses were $9.2 million in the first half of 2000, an 84% increase over the $5.0 million incurred in the first half of 1999 due mainly to improved operating results for ERT, whose incentive plan tracks its operating results ($2.2 million increase) and to the consolidation of Aquatica, Inc. ($1.3 million increase). The remainder of the increase is due to the addition of personnel to the Deepwater sales group to meet the anticipated demand for the Company's services in the Deepwater market.

      Net Interest (Income) Expense and Other. The Company reported net interest income and other of $173,000 for the six months ended June 30, 2000 in contrast to $1.3 million for the six months ended June 30, 1999 as cash balances averaged $9.4 million during the first half of 2000 as compared to $35.9 million the first half of 1999. The net amount for the six months ended June 30, 2000 includes goodwill amortization expense related to the August, 1999 purchase of the 55% of Aquatica, Inc. we did not already own. In addition, the equity in Aquatica earnings was $450,000 in the same period of 1999.

      Income Taxes. Income taxes increased to $3.4 million for the six months ended June 30, 2000, compared to $2.5 million in the comparable prior year period due to increased profitability.

      Net Income. Net income of $6.9 million for the six months ended June 30, 2000 was $2.1 million, or 45%, more than the comparable period in 1999 as a result of factors described above. Diluted earnings per share increased only 35% reflecting the additional shares issued to acquire Aquatica, Inc. in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded operating activities principally from internally generated cash flow, even during periods of weak industry demand such as 1998 and 1999. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, which resulted in $15.0 million of cash on hand after paying off all debt outstanding. Since our initial public offering three years ago, internally generated cash flow, along with proceeds received from the sale and leaseback of the Cal Dive Aker Dove of $20.0 million, has funded approximately $164.0 million of capital expenditures while enabling the Company to remain essentially debt free. As of June 30, 2000, the Company had $8.1 million of working capital and $1.1 million debt outstanding under a $40.0 million Revolving Credit Agreement.

      Operating Activities. Net cash provided by operating activities was $23.5 million in the six months ended June 30, 2000, as compared to $5.9 million in the first half of 1999. This increase was due mainly to $17.7 million of funding from the collection of accounts receivable during the first half of 2000 as we collected all amounts due on the EEX Cooper abandonment project (the largest contract in CDI's history) during the first quarter. In addition, depreciation and amortization increased $6.6 million to $13.2 million for the first half of 2000 due mainly to ERT depletion associated with increased production levels. These increases were partially offset by a $6.0 million reduction in accounts payable and accrued liabilities as we paid third party costs related to the EEX Cooper project. During the first quarter we also paid for the new engines for the Uncle John (which were previously commited and accrued for), which were installed during June and July 2000.

      Investing Activities. The Company incurred $47.9 million of capital expenditures during the first half of 2000 compared to $32.0 million during the comparable prior year period. Included in the $47.9 million of capital expenditures in the first half of 2000 was $33 million for the construction of the Q4000. Through the end of June 2000 we have funded approximately $63 million of the estimated $150 million cost of the vessel. Also during the first half of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf
(OCS). ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. In connection with this transaction, $8.2 million of previously restricted cash funds were utilized as the acquisition was structured as a "Like-Kind Exchange" for tax purposes.

      Included in the $32.0 million of capital expenditures in the first half of 1999 is $15.6 million for the acquisition of Hvide Marine's 56% interest in the Cal Dive Aker Dove, a newbuild DP anchor handling and subsea construction vessel. In addition, ERT property acquisitions and well recompletion work required funding of $10.1 million. In connection with the aforementioned ERT property acquisitions the seller prepaid $7.8 million of the decommissioning liability.

      Financing Activities. On June 30, 2000 the Company drew $1.1 million on its Revolving Credit Facility to prepay certain vendors. The only other financing activity during the first half of both 2000 and 1999 represents exercise of employee stock options.

      Capital Commitments. The Board of Directors has approved a capital budget of $120 million for the year 2000, with approximately $85 million of that associated with the Q4000. CDI has received a commitment from the U.S. Maritime Administration (MARAD) of approximately $138.0 million regarding the application for Title XI financing for the Q4000. This financing has been formally approved and we expect initial construction funding (approximately $40 million) to be drawn in the third quarter with additional draws occurring at the end of 2000 and upon delivery of the vessel. As a result of the June 2000 loss of the Balmoral Sea, CDI will likely accelerate the timing of the conversion of the Sea Sorceress to full dynamic positioning which, if approved by the Board of Directors, will add $20 million to $25 million to the Company's 2000 capital budget. In connection with its business strategy, management evaluates opportunities to acquire additional vessels as well as interests in offshore natural gas and oil properties. No such acquisitions are currently pending.

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

      In 1998, CDI entered into a subcontract with Seacore Marine Contractors Limited (Seacore) to provide a vessel (the Sea Sorceress) for the excavation of glory holes on the Terra Nova Project in the North Atlantic ocean. Seacore was in turn contracted by Coflexip Stena Offshore (Coflexip). Due to unforeseen difficulties with respect to the sea states and soil conditions, Coflexip chose to suspend glory hole dredging for the 1998 season. Subsequently, Coflexip formally terminated the contract with Seacore and issued a call against a bond provided by Seacore. CDI has provided Seacore a performance bond of $5 million with respect to the subcontract of the Sea Sorceress although no call has been made on this bond. Seacore and CDI believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was held on May 10, 2000.

         (b) The only matter submitted to a vote of security holders was for the election of two "Class III" Directors.

          Election of Directors   Votes For     Votes Against    Votes Withheld
          ---------------------   ---------     -------------    --------------
          S. James Nelson, Jr.   13,747,706          0              177,890
          Kevin P. Wood          13,747,705          1              177,890

          The other continuing directors of the Company are:

              Owen Kratz
              Aline Montel
              Bernard J. Duroc-Danner
              Martin R. Ferron
              Gordon F. Ahalt
              Claire Giraut

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


                                    CAL DIVE INTERNATIONAL, INC.


Date: August 14, 2000               By: _____________________________________
                                        S. James Nelson,  Executive Vice
                                        President and Chief Financial Officer



Date: August 14, 2000
                                    By: _____________________________________
                                        A. Wade Pursell, Vice President-Finance
                                        and Chief Accounting Officer

                                 EXHIBIT INDEX



   EXHIBIT                        DESCRIPTION
   -------                        -----------
    Ex 27                -- Financial Data Schedule