Form 10-Q
period 2000-09-30
CAL DIVE INTERNATIONAL INC
filed 2000-11-14
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                  for the quarterly period ended September 30, 2000

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
           For the transition period from _____________to ______________

                           -----------------------------------

                           Commission File Number:    0-22739

                           -----------------------------------

                           Cal Dive International, Inc.
           (Exact Name of Registrant as Specified in its Charter)

                    Minnesota                                    95-3409686
(State or Other Jurisdiction of Incorporation or    (IRS Employer Identification Number)
         Organization)

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

       At October 14, 2000 there were 16,121,909 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I.    Financial Information                                           Page
           Item 1.    Financial Statements

           Consolidated Balance Sheets -

               September 30, 2000 and December 31, 1999......................1

           Consolidated Statements of Operations -

               Three Months Ended September 30, 2000 and
                   September 30, 1999........................................2

               Nine Months Ended September 30, 2000 and
                   September 30, 1999........................................3

           Consolidated Statements of Cash Flows -

               Nine Months Ended September 30, 2000 and
                   September 30, 1999........................................4

           Notes to Consolidated Financial Statements........................5

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................7

Part II:           Other Information

           Item 6. Exhibits and Reports on Form 8-K.........................12

           Signatures.......................................................13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                Sept. 30,             Dec. 31,
                                                                  2000                 1999
                                                             ---------------       --------------
ASSETS                                                         (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                               $ 49,727              $ 11,310
        Restricted Cash                                            3,059                 8,686
        Accounts receivable --
             Trade, net of revenue allowance on gross
                  amounts billed of $2,349 and $1,789             33,544                48,191
             Unbilled                                              5,985                 3,430
        Other current assets                                      22,222                16,327
                                                                --------              --------
                Total current assets                             114,537                87,944
                                                                --------              --------
PROPERTY AND EQUIPMENT                                           242,157               180,519
        Less - Accumulated depreciation                          (60,175)              (45,862)
                                                                --------              --------
                                                                 181,982               134,657
                                                                --------              --------
OTHER ASSETS:
        Goodwill                                                  13,357                13,792
        Other assets, net                                         13,544                 7,329
                                                                --------              --------
                                                                $323,420              $243,722
                                                                ========              ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                        $ 29,153              $ 31,834
        Accrued liabilities                                       20,151                17,223
        Income taxes payable                                         989                     0
                                                                --------              --------
             Total current liabilities                            50,293                49,057

LONG-TERM DEBT                                                    40,054                     0
DEFERRED INCOME TAXES                                             20,937                16,837
DECOMMISSIONING LIABILITIES                                       27,477                26,956
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 60,000 shares
             authorized, 22,894 and 22,395 shares issued
             and outstanding                                      92,538                73,311
        Retained earnings                                         95,872                81,312
        Treasury stock, 6,821 shares, at cost                     (3,751)               (3,751)
                                                                --------              --------
             Total shareholders' equity                          184,659               150,872
                                                                --------              --------
                                                                $323,420              $243,722
                                                                ========              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        Three Months Ended Sept. 30,
                                                     ---------------------------------
                                                        2000                   1999
                                                     ----------             ----------
                                                                (unaudited)
NET REVENUES:
        Subsea and salvage                             $26,274               $42,861
        Natural gas and oil production                  23,433                15,609
                                                       -------               -------
                                                        49,707                58,470

COST OF SALES:
        Subsea and salvage                              23,437                31,781
        Natural gas and oil production                   9,084                 8,734
                                                       -------               -------
             Gross profit                               17,186                17,955

SELLING AND ADMINISTRATIVE EXPENSES                      5,032                 4,083
                                                       -------               -------
INCOME FROM OPERATIONS                                  12,154                13,872

NET INTEREST (INCOME) AND OTHER                            505                  (228)
                                                       -------               -------
INCOME BEFORE INCOME TAXES                              11,649                14,100
        Provision for income taxes                       4,077                 4,936
        Minority interest                                 (114)                  147
                                                       -------               -------
NET INCOME                                             $ 7,686               $ 9,017
                                                       =======               =======
EARNINGS PER COMMON SHARE:
        Basic                                          $  0.49               $  0.59
        Diluted                                        $  0.47               $  0.58
                                                       =======               =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                           15,753                15,215
        Diluted                                         16,183                15,641
                                                       =======               =======







  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Nine Months Ended Sept. 30,
                                                    -----------------------------------
                                                        2000                   1999
                                                    ------------           ------------
                                                                (unaudited)
NET REVENUES:
        Subsea and salvage                              $80,582               $95,678
        Natural gas and oil production                   49,135                22,902
                                                        -------               -------
                                                        129,717               118,580

COST OF SALES:
        Subsea and salvage                               70,197                74,940
        Natural gas and oil production                   23,519                14,704
                                                        -------               -------
             Gross profit                                36,001                28,936

SELLING AND ADMINISTRATIVE EXPENSES                      14,281                 9,111
                                                        -------               -------
INCOME FROM OPERATIONS                                   21,720                19,825

NET INTEREST (INCOME) AND OTHER                             332                (1,548)
                                                        -------               -------
INCOME BEFORE INCOME TAXES                               21,388                21,373
        Provision for income taxes                        7,486                 7,481
        Minority interest                                  (658)                  147
                                                        -------               -------
NET INCOME                                              $14,560               $13,745
                                                        =======               =======
EARNINGS PER COMMON SHARE:
        Basic                                           $  0.93               $  0.93
        Diluted                                         $  0.90               $  0.90
                                                        =======               =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic                                            15,692                14,841
        Diluted                                          16,101                15,211
                                                        =======               =======







  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                 Nine Months Ended Sept. 30,
                                                             -----------------------------------
                                                                 2000                   1999
                                                             ------------           ------------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                              $14,560               $13,745
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                       22,249                15,519
             Deferred income taxes                                4,100                 1,924
             Gain on sale of property                            (2,809)               (7,354)
             Equity in earnings of Aquatica, Inc.                     0                  (600)
             Minority interest in earnings                         (658)                  147
        Changes in operating assets and liabilities:
             Accounts receivable, net                            18,298               (11,904)
             Other current assets                                (5,895)               (2,801)
             Accounts payable and accrued liabilities             1,698                 9,879
             Income taxes payable/receivable                      2,933                 3,823
             Other non-current, net                             (12,672)               (5,226)
                                                                -------               -------
                Net cash provided by operating activities        41,804                17,152
                                                                -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                    (71,178)              (51,474)
        Restricted cash                                           5,626                (7,089)
        Prepayment of lease abandonment costs                         0                 7,750
        Cash received in acquisition, net                             0                   418
        Proceeds from sale of properties                          3,124                 7,702
        Deposits restricted for salvage operations                1,704                  (131)
                                                                -------               -------
                Net cash used in investing activities           (60,724)              (42,824)
                                                                -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under term loan facility                      40,054                     0
        Sale of common stock, net of transaction costs           15,367                     0
        Exercise of stock options                                 1,916                 2,617
                                                                -------               -------
                Net cash provided by financing activities        57,337                 2,617
                                                                -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             38,417               (23,055)
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                             11,310                32,380
                                                                -------               -------
        Balance, end of period                                  $49,727               $ 9,325
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999 and the Company's Prospectus Supplement on Form S-3.


Note 2 - Acquisition of Offshore Blocks

During the first quarter, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13. ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. EEX personnel who operated these properties became ERT employees.

In April, 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater prospect in the Gulf of Mexico of Kerr-McGee Oil & Gas Corporation. Kerr-McGee, the operator, has drilled an initial well and sidetrack in 3,200 feet of water at Garden Banks 668, one of three lease blocks that comprise the Gunnison prospect and encountered significant potential reserves. Consistent with CDI's philosophy of avoiding exploratory risk, financing for up to $15 million of the exploratory costs is being provided by an investment partnership, the investors of which are CDI senior management in exchange for a 25% override of CDI's 20% working interest. Once the decision has been made to begin development, CDI has the right to participate in field development planning and funding and will collaborate with the working interest owners in the execution of subsea construction work.

In September, 2000, ERT sold a platform and interests in two fields. An ERT operating policy is that we will sell assets (offshore leases, platforms, compressors, etc.) when the expected future revenue stream can be accelerated in a single transaction. The net result of this sale was to add approximately 7 cents to third quarter diluted earnings per share. A year ago property sales in the third quarter added 13 cents to earnings. We have now sold 12 of 49 leases acquired since the inception of ERT.


Note 3 - Business Segment Information (in thousands)

                                            Sept. 30, 2000     December 31, 1999
                                            --------------     -----------------
                                             (unaudited)
Identifiable Assets --
     Subsea and Salvage                       $279,550              $197,570
     Natural Gas and Oil Production             43,870                46,152
                                              --------              --------
          Total                               $323,420              $243,722
                                              --------              --------


Note 4 - Loss of Vessel

In late June, 2000 the DP DSV Balmoral Sea caught fire while at dockside in New Orleans, LA. The fire broke out as the vessel was being prepared to enter drydock for an extended period. The vessel crew was evacuated and no injuries were reported. During the fire fighting operation conducted by the City of New Orleans, the vessel listed and sank in approximately 30 feet of water. The vessel has been deemed a total loss by insurance underwriters; her book value (approximately $7 million) is fully insured as are all salvage and removal costs.

Note 5 - MARAD Financing

In August 2000, the Company closed a long-term financing for construction of the Q4000. This $138.5 million financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by MARAD. At the time the financing closed, the Company made an initial draw of $40.1 million toward construction costs with additional draws expected to occur in the first quarter of 2001 and upon delivery of the vessel.

Note 6 - Secondary Stock Offering

In September 2000, CDI completed a secondary stock offering with Coflexip selling 3,699,788 shares of common stock at $52.625 per share. The over-allotment option was exercised resulting in the Company issuing 304,968 shares of common stock and receiving net proceeds of $15.4 million and Owen Kratz, our Chairman, selling 250,000 shares.

Note 7 - Subsequent Event - Stock Split

In October 2000, our Board of Directors declared a two-for-one split of CDI's common stock in the form of a 100% stock distribution on November 13, 2000 to all holders of record at the close of business on October 30, 2000 . Such stock split is not reflected in the accompanying financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 and 1999

         Revenues. During the three months ended September 30, 2000, the Company's revenues decreased 15% to $49.7 million compared to $58.5 million for the three months ended September 30, 1999. The decrease was generated by the Subsea and Salvage segment, which experienced a 39% decrease in revenues, partially offset by a $7.8 million increase in the Natural Gas and Oil Production segment. The decline in Subsea and Salvage was due mainly to the Company having two major DP vessels out of service for a combined 105 days during the third quarter of 2000. In addition, during the third quarter of 1999 two significant deepwater projects (Exxon Diana and EEX Cooper) were in full swing.

         Natural gas and oil production revenue for the three months ended September 30, 2000 increased $7.8 million to $23.4 million from $15.6 million during the comparable prior year period due to an increase in production (4.3 Bcfe in the third quarter of 2000 versus 2.8 Bcfe in the comparable quarter of
1999) coupled with an increase in average gas prices from $2.70/mcfe realized in the third quarter of 1999 compared to $4.60/mcfe in the third quarter of 2000. Finally, during the third quarter of 2000 and also during the third quarter of 1999, CDI completed the sale of interests in certain offshore blocks pursuant to our policy of selling assets when the expected future revenue stream can be accelerated in a single transaction.

         Gross Profit. Gross profit of $17.2 million for the third quarter of 2000 represents a 4% decrease compared to the $18.0 million recorded in the comparable prior year period due to the aforementioned revenue decrease in Subsea and Salvage partially offset by a 4 point increase in margins (from 31% to 35%). The margin increase is due mainly to Natural Gas and Oil Production margins improving 17 points to 61% for the three months ended September 30, 2000 from 44% during the comparable prior year period. Margins of Subsea and Salvage remained at the depressed levels of the second quarter of 2000.

         Natural gas and oil production gross profit increased $7.5 million from $6.9 million in the third quarter of 1999 to $14.3 million for the three months ended September 30, 2000, due mainly to the aforementioned increases in average gas prices and production.

         Selling & Administrative Expenses. Selling and administrative expenses were $5.0 million in the third quarter of 2000, which is 23% more than the $4.1 million incurred in the third quarter of 1999 due mainly to the ERT employee incentive program and consolidation of Aquatica, Inc.'s results since August, 1999 when we acquired the remaining 55% of that company which we did not already own.

         Net Interest. The Company reported net interest expense and other of $505,000 for the three months ended September 30, 2000 in contrast to $228,000 of net interest income and other for the three months ended September 30, 1999. The change between periods is due to the reduction in cash balances as a result of our CAPEX program (Q4000 vessel construction) combined with the recording of goodwill amortization expense beginning in August, 1999 upon acquiring Aquatica, Inc. and amortization of a non-compete agreement relating to the retirement of ERT's former President beginning in the third quarter of 2000.

         Income Taxes. Income taxes decreased to $4.1 million for the three months ended September 30, 2000, compared to $4.9 million in the comparable prior year period due to decreased profitability.

         Net Income. Net income of $7.7 million for the three months ended September 30, 2000 was $1.3 million, or 15%, less than the comparable period in 1999 as a result of factors described above. Fully diluted earnings per share declined by a larger percentage (19%) during the third quarter of 2000 compared to the third quarter of 1999 due to additional shares related to the acquisition of Aquatica, Inc. in August, 1999 and exercise of employee stock options.

Comparison of Nine Months Ended September 30, 2000 and 1999

         Revenues. During the nine months ended September 30, 2000, the Company's revenues increased 9% to $129.7 million compared to $118.6 million for the nine months ended September 30, 1999 with an increase in Natural Gas and Oil Production revenues offsetting a 16% decline in Subsea and Salvage segment revenues. The Subsea and Salvage segment declined as last year included three major projects: Exxon Diana, EEX Cooper and Sonat (salvage). In addition eight vessels were out of service during the first half of 2000 for a combined 416 days for U.S. Coast Guard and ABS inspections and two major DP vessels being out of service a combined 105 days during the third quarter of 2000. This compares to three vessels being out of service for a combined 113 days during the first nine months of 1999.

         Natural gas and oil production revenue for the nine months ended September 30, 2000 increased 115% to $49.1 million from $22.9 million during the comparable prior year period due to a 93% increase in production as a result of the acquisition of interests in six offshore blocks from EEX during the first quarter, additional production from 1999 property acquisitions and well exploitation program and to improved commodity prices.

         Gross Profit. Gross profit of $36.0 million for the first nine months of 2000 was 24% better than the $28.9 million gross profit recorded in the comparable prior year period due mainly to the revenue improvement as well as a four point improvement in margins (28% the first nine months of 2000 versus 24% in the comparable prior year period). Subsea and Salvage margins declined from 22% for the first nine months of 1999 to 13% during the first nine months of 2000. The primary reasons for this decline were the additional drydock time in the first half of 2000 as discussed above and low utilization of the Cal Dive Aker Dove which resulted in a loss due to a lack of utilization and repairs (while the repairs involve warranty items we had to absorb fixed costs while at the dock).

         Natural gas and oil production gross profit increased $17.4 million from $8.2 million in the first nine months of 1999 to $25.6 million for the nine months ended September 30, 2000 (and margins improved from 36% to 52%), due to the aforementioned production and commodity pricing improvements.

         Selling & Administrative Expenses. Selling and administrative expenses were $14.3 million in the first nine months of 2000, which is 57% more than the $9.1 million incurred in the first nine months of 1999 due mainly to the consolidation of Aquatica, Inc. and improved operating results for ERT, whose incentive plan tracks their operating results. The remainder of the increase is due mainly to additional personnel added to the Deepwater group within Subsea.

         Net Interest. The Company reported net interest expense and other of $332,000 for the nine months ended September 30, 2000 in contrast to $1.5 million of net interest income and other for the nine months ended September 30, 1999 as average cash balances declined during the first nine months of 2000 as compared to the first nine months of 1999. This decrease is due mainly to the Company's capital program (Q4000 vessel construction) combined with the recording of goodwill amortization expense beginning in August, 1999 upon acquiring Aquatica, Inc. and amortization of a non-compete agreement relating to the retirement of ERT's former President beginning in the third quarter of 2000.

         Income Taxes. Income taxes were unchanged at $7.5 million for the nine months ended September 30, 2000, compared to the comparable prior year period as pre-tax income for both periods was $21.4 million.

         Net Income. Net income of $14.6 million for the nine months ended September 30, 2000 was $800,000, or 6%, more than the comparable period in 1999 as a result of factors described above. The increase (versus pre-tax income remaining the same) was due to our sharing, via the Minority Interest line, of the operating losses experienced on the Cal Dive Aker Dove in 2000 with Aker Maritime. Fully diluted earnings per share remained unchanged during the nine months ended September 30, 2000 compared to the comparable prior year period due to additional shares related to the acquisition of Aquatica, Inc. in August, 1999 and exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998/1999. The Company completed an initial public offering of common stock on July 7, 1997, with the sale of 2,875,000 shares generating net proceeds to the Company of approximately $39.5 million, which resulted in $15 million of cash on hand after paying off all debt outstanding. The following three years internally generated cash flow, along with proceeds received from the sale and leaseback of the Cal Dive Aker Dove of $20.0 million, funded approximately $164 million of capital expenditures while enabling the Company to remain essentially debt free. During the third quarter of 2000 we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million on a total commitment of $138.5 million. Since we had already funded almost $67 million of the newbuild vessel's constructions costs out of cash flow, the $25 million net balance from this first draw is available for general corporate purposes. Insurance proceeds received during the quarter relating to the loss of the Balmoral Sea and $15.4 million of proceeds received from the exercise of the over-allotment option in the secondary stock offering lifted cash balances as of September 30, 2000 to nearly $50 million.

         Operating Activities. Net cash provided by operating activities was $41.8 million during the nine months ended September 30, 2000, as compared to $17.2 million during the first nine months of 1999. This increase was due mainly to $18.3 million of funding from accounts receivable collections during the first nine months of 2000 compared to an $11.9 million increase in accounts receivable during the first nine months of 1999 as we collected all amounts due on the EEX Cooper abandonment project (the largest contract ever in CDI's history) during the first quarter of 2000. In addition, depreciation and amortization increased $6.7 million to $22.2 million for the first nine months of 2000 due mainly to increased ERT depletion as a result of the increased production along with the recording of goodwill amortization expense beginning in August, 1999 upon acquiring Aquatica, Inc. and amortization of a non-compete agreement relating to the retirement of ERT's former President beginning in the third quarter of 2000.

         Investing Activities. The Company incurred $71.2 million of capital expenditures during the first nine months of 2000 compared to $51.5 million during the comparable prior year period. Included in the $71.2 million of capital expenditures in the first nine months of 2000 is $51 million for the construction of the Q4000. Through the end of September 2000 we have funded approximately $81 million of the estimated $150 million cost of the vessel. Also during the first nine months of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. In connection with this transaction, $8.2 million of previously restricted funds were utilized as the acquisition was structured as a "Like-Kind Exchanges" for tax purposes. In September, 2000, ERT sold a platform and interests in two fields. This sale was also structured as a "Like-Kind Exchange" and accordingly the cash received is restricted for acquisition of additional natural gas and oil properties.

         Included in the $51.5 million of capital expenditures in the first nine months of 1999 is $18 million for the acquisition of Hvide Marine's interest the Cal Dive Aker Dove and $12.5 million related to the construction of the Q4000. In addition, $14.8 million is related to ERT property acquisitions and well recompletion work on the ERT properties acquired. In connection with one of the ERT property acquisitions the seller prepaid $7.8 million of the related decommissioning liability.

         Financing Activities. In August, 2000, we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million (total commitment of $138.5 million). In September 2000, exercise of the over-allotment option upon completion of the secondary offer of shares by Coflexip resulted in proceeds of $15.4 million, net of transaction costs. The only other financing activity during the first nine months of 2000 and 1999 represents exercise of employee stock options.

         Capital Commitments. Our Board of Directors has approved a 2000 capital budget which includes approximately $85 million of costs associated with the Q4000. We have recently closed the long-term financing for construction of the Q4000. This $138.5 million financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by MARAD. At the time the financing closed, we made an initial draw of $40.1 million toward construction costs with additional draws expected to occur during early 2001 and upon delivery of the vessel. As a result of the June 2000 loss of the Balmoral Sea, we have accelerated the timing of the conversion of the Sea Sorceress to full dynamic positioning which will add approximately $27 million to our 2000 capital budget. In addition, approximately $15 million of well operations equipment was recently approved by our Board of Directors.

         We have acquired a working interest in the Gunnison prospect, a Deepwater Gulf oil and natural gas project, in partnership with Kerr-McGee oil & Gas Corporation, the operator. Consistent with our philosophy of avoiding exploratory risk, financing for the exploratory costs is being provided by an investment partnership, consisting of members of Cal Dive's senior management, in exchange for an overriding royalty interest equal to 25% of our 20% working interest. The investment partnership has agreed to fund up to $15.0 million of our exploratory and appraisal activities required under the agreement pursuant to which we acquired our working interest. Once a sanctioned project has been determined, CDI has the right to participate in field development planning and to collaborate with the working interest owners in the execution of all related subsea construction work. We have also agreed with the investment partnership to fund up to $49 million in development costs and up to $1 million of certain additional costs for the Gunnison prospect.

         In connection with our business strategy, we evaluate acquisition opportunities (including additional vessels as well as interests in offshore natural gas and oil properties). No such acquisitions are currently pending.

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

         The Company entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress for subsea excavation in Canada. Seacore was inturn contracted by Coflexip Stena Offshore Newfoundland Limited, a subsidiary of Coflexip ("CSO Nfl"), as representative of the consortium of companies contracted to perform services on the project. Due to difficulties with respect to the sea states and soil conditions the contract was terminated. Seacore was provided a performance bond of $5 million with respect to the subcontract. No call has been made on this bond. Although CSO Nfl has alleged that the Sea Sorceress was unable to adequately perform the excavation work required under the subcontract, Seacore and the Company believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration. In another commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is seeking a declaratory judgment that the defendants are not liable. The Company believes that the outcome of all such proceedings is not likely to have a material adverse effect on its business or financial condition.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits -

                   Exhibit 27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

          (b)      Reports on Form 8-K -

                   Current Report on Form 8-K filed September 22, 2000 to report an underwritten public offering under Item 5 and to file the Underwriter's Agreement for such offering as an exhibit under
                   Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAL DIVE INTERNATIONAL, INC.




Date: October 14, 2000                By:
                                         ---------------------------------------
                                         S. James Nelson,  Vice Chairman




Date: October 14, 2000                By:
                                         ---------------------------------------
                                         A. Wade Pursell,  Senior Vice President
                                         Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                         Financial Data Schedule