Form 10-K
period 2000-12-31
CAL DIVE INTERNATIONAL INC
filed 2001-04-02
CIK 866829

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-22739

                          CAL DIVE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      95-3409686
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)


        400 N. SAM HOUSTON PARKWAY E.,
                  SUITE 400
                HOUSTON, TEXAS                                     77060
   (Address of Principal Executive Offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was $816,535,638 based on the last reported sales price of the Common Stock on March 26, 2001, as reported on the NASDAQ/National Market System.

     The number of shares of the registrant's Common Stock outstanding as of March 26, 2001 was 32,390,961.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001 are incorporated by reference into Part
III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

            CAL DIVE INTERNATIONAL, INC. ("CDI") INDEX -- FORM 10-K

                                                                       PAGE
                                                                       ----
                                  PART I

Item 1.  Business....................................................    1
Item 2.  Properties..................................................   17
Item 3.  Legal Proceedings...........................................   19
Item 4.  Submission of Matters to a Vote of Security Holders.........   20
Unnumbered Item.  Executive Officers of the Company..................   20

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters.......................................   23
Item 6.  Selected Financial Data.....................................   23
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   24
Item 7.  Results of Operations.......................................   25
         Liquidity and Capital Resources.............................   27
Item     Quantitative and Qualitative Disclosure About Market Risk...
  7A.                                                                   30
Item 8.  Financial Statements and Supplementary Data.................   31
         Independent Auditors' Report................................   32
         Consolidated Balance Sheets -- December 31, 2000 and 1999...   33
         Consolidated Statements of Operations -- Three Years Ended
           December 31, 2000.........................................   34
         Consolidated Statements of Shareholders' Equity -- Three
           Years Ended December 31, 2000.............................   35
         Consolidated Statements of Cash Flows -- Three Years Ended
           December 31, 2000.........................................   36
         Notes to Consolidated Financial Statements..................   37
Item 9   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure..................................   51

                                 PART III

Item     Directors and Executive Officers of the Registrant..........
  10.                                                                   51
Item     Executive Compensation......................................
  11.                                                                   51
Item     Security Ownership of Certain Beneficial Owners and
  12.      Managers..................................................   51
Item     Certain Relationships and Related Transactions..............
  13.                                                                   51

                                  PART IV

Item     Exhibits, Financial Statement Schedules and Reports on Form
  14.      8-K.......................................................   51
         Signatures..................................................   53

                                     PART I

ITEM 1. BUSINESS.

                          CAL DIVE INTERNATIONAL, INC.

     We are a leading energy services company involved in projects from the shallowest to the deepest waters of the Gulf of Mexico. We have a reputation for innovation in our subsea construction techniques, equipment design and partnering with our customers. Our diversified fleet of 20 vessels performs services supporting drilling, well completion, construction and decommissioning projects involving pipelines, production platforms and risers and subsea production systems. We also acquire selected mature, non-core offshore natural gas and oil properties from operators and provide them with a cost-effective alternative to the decommissioning process. Our customers include major and independent natural gas and oil producers, pipeline transmission companies and offshore engineering and construction firms.

     We have positioned our Company for work in water depths greater than 1,000 feet (the "Deepwater") by assembling a technically advanced fleet of dynamically positioned (DP) vessels and a highly experienced group of support professionals. The DP vessels serve as work platforms for the services provided by us and our alliance partners, a team of internationally recognized contractors and manufacturers. We are a leader in solving the challenges encountered in the Deepwater, with many of our projects using methods or technologies we developed. Most notably, we are constructing our newest and most advanced Deepwater multi-service vessel, the Q4000, a sixth generation semi-submersible. This vessel, which we expect to place into service in the third quarter of 2001, incorporates our latest technologies and elements of its design are patented. We anticipate that the Q4000 will improve Deepwater completion and construction economics for our customers. We are also converting the Sea Sorceress to full DP-2, which will make it one of the largest and most capable mono-hull construction vessels in the world.

     On the Outer Continental Shelf ("OCS") in water depths up to 1,000 feet, we perform traditional subsea services, including air and saturation diving and salvage work. Our subsidiary, Aquatica, Inc., provides a customer-focused bundle of diving services in the shallow water market from the shore to 300 fsw. We have the largest fleet permanently deployed for the Gulf "spot market" where projects are generally turnkey in nature, short in duration (two to thirty days) and require constant rescheduling and availability of multiple vessels. Nineteen of our vessels perform traditional diving services, and five of them support saturation diving. Our highly qualified personnel have the technical and operational experience to manage turnkey projects to satisfy customers' requirements and achieve our targeted profitability. The scheduling flexibility afforded by the CDI fleet enables the company to offer turnkey pricing while assuring customers of on-time project performance. Cal Dive has also established a leading position in the salvage market by offering customers a number of options to address decommissioning obligations in the most cost-efficient manner, particularly in the removal of smaller structures. Our alliance with Horizon Offshore, Inc. provides derrick barge and heavy lift capacity for the removal of larger structures.

     Management believes we are a dominant service provider in the operation and decommissioning of mature natural gas and oil properties in the shallow water Gulf. Through our subsidiary Energy Resource Technology, Inc. ("ERT"), we are one of a few companies with the skills required to profitably acquire and operate mature natural gas and oil properties in the Gulf. The reservoir engineering and geophysical disciplines of ERT recently enabled us to acquire a working interest in the Gunnison prospect, a Gulf Deepwater oil and natural gas exploration project, in partnership with the operator, Kerr-McGee Oil & Gas Corporation. Consistent with our philosophy of avoiding exploratory risk, financing for up to $15.0 million of the exploratory costs is provided by an affiliated investment partnership, the investors of which are members of Cal Dive's senior management, in exchange for a 25% overriding royalty interest in our 20% working interest. We anticipate that this investment will not only generate significant income in the future but will also help secure utilization for our subsea assets. Once the decision is made to begin development, we have the right to participate in field development planning and will collaborate with the other working interest owners in executing subsea construction work.

     Our objective is to increase shareholder value by strengthening our market position to provide a return on capital which leads our peer group. Our return on capital employed (ROCE) in 2000 was 13% in contrast to the 3% average of our peer group and we have averaged an ROCE of 18% over the past five years, almost three times the 6.5% average of our peers. We have been able to achieve our ROCE objective by focusing on the following business strengths and strategies:

OUR STRENGTHS

     Diversified Fleet of Vessels: Our fleet possesses a diverse and technically advanced complement of subsea construction, maintenance and decommissioning project capabilities. The comprehensive services provided by our vessels are both complementary and overlapping, which enable us to deploy the vessels to areas of greatest utility and margin potential.

     Experienced Personnel and Turnkey Contracting: A key element of our growth strategy has been our ability to attract and retain experienced personnel who we believe are the best in the industry at providing turnkey contracting. We believe the recognized skill of our personnel and successful operating history uniquely position us to capitalize on the trend in the oil and gas industry towards increased outsourcing to contractors and suppliers.

     Major Provider of Marine Construction Services on OCS: We believe that our acquisition and expansion of Aquatica, Inc.'s operations combined with our saturation diving services makes Cal Dive the largest supplier of such services on the OCS. Depletion of existing reserves, coupled with increased demand for natural gas, will require exploitation and development of OCS reservoirs.

     Leader in Decommissioning Operations: Over the last decade, we have established a leading position in decommissioning offshore facilities, an estimated $5.0 billion market according to the Minerals Management Service ("MMS"). We expect demand for decommissioning services to increase due to the significant backlog of platforms and caissons that must be removed in accordance with government regulations.

     Production Contracting: The strategy of our subsidiary ERT's gas production business differentiates us from our competitors and helps to offset the cyclical nature of our construction operations. ERT's normal acquisition, sale and exploitation programs will be greatly expanded by opportunities like involvement in the Deepwater Gunnison prospect.

OUR STRATEGY

     Focusing on the Gulf: We will continue to focus on the Gulf, where we have provided marine construction services since 1975. We expect natural gas and oil exploration and development activity in the Gulf to increase significantly in the next several years.

     Deploying Deepwater Applications: Our deployment of Deepwater assets and construction techniques and technologies focuses upon upstream market niches, such as pre-drilling services, and offering cost-effective alternatives to services generally provided by drilling rigs. Included is the specific niche targeted by the Q4000 and Uncle John of well intervention and completion.

     Capturing a Significant Share of the Deepwater Subsea Market: We expect to benefit from the anticipated increase in Deepwater Gulf activity through our fleet of DP vessels, which is the largest permanently deployed in the Gulf. Using Cal Dive's and our alliance partners' capabilities, we provide customers integrated solutions which minimize project duration and overall cost.

     Building Alliances to Expand the Scope of Our Services and Technology: Cal Dive has entered into alliance agreements with a team of domestic and internationally recognized contractors and manufacturers. These alliances enable us to offer state-of-the-art products and services while maintaining our low overhead base.

     Maximizing the Value of Mature Natural Gas and Oil Properties: Through ERT, we acquire mature, non-core offshore property interests from operators as a cost-effective alternative to the decommissioning process. Since its inception in 1992, ERT has delivered a 29% average annual return on its invested capital.

     Partnering with Customers: In 2000 we introduced a new economic model which focuses upon maximizing overall economic returns by partnering with oil and gas producers through equity participation in a reservoir. Our success in this area, exemplified by the Gunnison prospect, should enhance market visibility as it will greatly increase utilization of the Sea Sorceress and Q4000 for a variety of tasks while requiring support from our other Deepwater vessels, the Merlin, Witch Queen and Uncle John.

                         OVERVIEW OF 2000 DEVELOPMENTS

     By every measure, 2000 was an outstanding year for us even though high commodity prices failed to produce the significant increase in offshore construction activity that was expected. As a result, we were able to achieve substantially all of our stated 2000 goals, including:

          i. Shareholder Return: 13% in 2000 brought the five-year average to 18%.

          ii. Mature Properties: More than doubled oil and gas revenues for the second consecutive year.

          iii. Production Contracting: Success at the Gunnison prospect adds significant earnings visibility and shareholder value.

          iv. Well Operations: Assembled an industry recognized team of well operations professionals.

          v. Continental Shelf: Doubled Aquatica fleet and solidified position as the dominant player in the shallow water market.

          vi. Q4000:  MARAD commitment of $138 million completed.

     Additionally, one of our continuous corporate goals has been to increase the public float of our stock. In September 2000, we completed a secondary stock offering with Coflexip selling its 7.4 million shares of common stock. The over-allotment option was exercised resulting in our issuing 609,936 shares of common stock and the Chief Executive Officer selling 500,000 shares. In October 2000, our Board of Directors declared a two-for-one split of CDI's common stock in the form of a 100% stock distribution on November 13, 2000. As a result, the average daily trading volume was increased to approximately 334,000 from approximately 122,000 shares prior to the secondary offering.

     HIGHLIGHTS OF 2000 OPERATING DEVELOPMENTS IN EACH OF OUR BUSINESS SEGMENTS ARE AS FOLLOWS:

  Deepwater Technologies

     In June, a fire broke out as the Balmoral Sea was being prepared to go into drydock, resulting in a total loss of the vessel. The Cal Dive Aker Dove (a vessel jointly owned with Aker Maritime) was able to achieve utilization of only 40% which represented over half of the year-over year decline in the gross profit of the DP fleet. Due to weak demand, we elected to install new engines and to accelerate regulatory inspections of the Uncle John and Witch
Queen. Those decisions coupled with the loss of the Balmoral Sea resulted in a 20% year-to-year decline in utilization of these three key assets. As a result, our DP vessels generated revenues of $51 million in contrast to the $65 million in 1999.

     As part of our Deepwater strategy, MARAD funding for the Q4000 was closed by our subsidiary, Cal Dive I - Title XI, Inc. on August 11, 2000. The loan, which stood at approximately $40,100,000 at December 31, 2000, is payable in equal semi-annual installments over approximately 25 years. It is collateralized by the Q4000 and a guaranty of 50% of the debt by CDI and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (6.67% as of December 31, 2000). For a period up to three years from delivery of the vessel, CDI has options to lock-in a fixed rate. We also completed two significant new deepwater technology agreements in early 2001. The first was with FMC Corporation and involves a new intervention riser system capable of operating to 10,000 fsw. The second was with Horizon Offshore, Inc. and involves small diameter reeled pipelay equipment for Deepwater projects.

  Subsea Services

     In our OCS business, Aquatica delivers our services in the shallow water market (from the beach to 300 fsw). We doubled the number of Aquatica DSVs during 2000. This additional equipment and an increase in dive-team revenue from improved conditions in the fourth quarter resulted in a 25% year-over-year improvement in Aquatica revenues. In the salvage market, however, revenues (and margins) were reduced by 25% as owners extended production at mature fields to take advantage of high commodity prices.

     In early 2001, we and Horizon announced that our Alliance Agreement with Horizon covering operation on the Outer Continental Shelf was extended for a three year period. Under the Alliance we provide Dive Support Vessels and diving personnel for Horizon pipelay barges while Horizon supplies pipelay, derrick barge and heavy lift capacity to us. We also acquired substantially all of the assets of Professional Divers of New Orleans, Inc. including four utility vessels, associated diving equipment and have offered its offshore personnel employment positions with our Aquatica.

  Production Contracting

     Overall, the business segment that differentiates us from our Peer Group, Production Contracting, enabled us to deliver near record financial results in a year of adversity. Benefits of this strategy exceeded our expectations in 2000, as rising production and gas prices allowed ERT to increase revenue from $32.5 million in 1999 to nearly $71 million while achieving a 60% return on capital employed.

     ERT's year was made possible as it successfully acquired, sold and exploited its property base. In that regard we acquired interests in 26 offshore blocks in 1999 and early 2000. ERT also sold a platform and interests in three fields. It also continued its pursuit of exploitation opportunities in 14 well work projects. Finally, ERT's continued success also comes from its due diligence procedures which enable its and CDI's salvage expertise to more accurately assess reserves and quantify the associated decommissioning liabilities. Reservoir engineering and geophysical disciplines in ERT enabled it to acquire the working interest in the Gunnison prospect.

                           DESCRIPTION OF OPERATIONS

     The offshore oilfield services industry in the Gulf originated in the early 1950s to assist natural gas and oil companies as they began to explore and develop offshore fields. The industry has grown significantly since the early 1970s as the domestic oil and gas industry has increasingly relied upon offshore fields for new production. The industry has benefitted and will continue to benefit from a number of trends including the following:

     - Contraction of natural gas production and failure to construct new assets in the face of developing shortages and increasing demand.

     - Advances in exploration, extraction and production technology that have enabled industry participants to cost-effectively enter the Gulf Deepwater.

     - Increased demand for decommissioning services as the offshore natural gas and oil industry continues to mature.

     In response to the natural gas and oil industry's migration to the Deepwater, equipment and vessel requirements have also changed. Most vessels currently operating in the Deepwater Gulf were designed in the 1970s and 1980s for work to a maximum depth of approximately 1,000 feet. These vessels have been modified to take advantage of new technologies and now operate in depths up to 4,000 feet. Currently, there is an unmet demand in the Gulf for new generation vessels, such as the Q4000, that are specifically designed to work in water depths up to 10,000 feet.

     Defined below are certain terms and ideas helpful to understanding the services we perform in support of offshore development:

          Bcfe: When comparing oil to natural gas, refers to billion cubic feet equivalent.

          Dive Support Vessel (DSV): Specially equipped vessel which performs services and acts as an operational base for divers, ROVs and specialized equipment.

          Dynamic Positioning (DP): Computer-directed thruster systems that use satellite-based positioning and other positioning technologies to ensure the proper counteraction to wind, current and wave forces enabling the vessel to maintain its position without the use of anchors. Two DP systems are necessary to provide the redundancy required to support safe deployment of divers, while only a single DP system is necessary to support ROV operations.

          DP-2: Redundancy allows the vessel to maintain position even with failure of one DP system. Required for vessels which support both manned diving and robotics, and for those working in close proximity to platforms.

          EBITDA: Earnings before interest, taxes, depreciation and amortization is a supplemental financial measure of cash flow used in the evaluation of the marine construction industry.

          EHS: Environment, Health and Safety programs that protect the environment, safeguard employee health and eliminate injuries.

          E&P: Companies involved in oil and gas exploration and production activities.

          Full Field Development: The ability to offer to oil and gas companies a range of services from subcontracting to complete field development solutions, from procurement and installation of flowlines, wellheads, control systems, umbilicals and manifolds to installation and commissioning of the complete production system. Many oil and gas companies prefer to contract with a company capable of undertaking major portions of or the entire field development project. Full field development services can relieve a customer of a substantial amount of the burdens of management of field developments.

          Life of Field Services: Includes services performed on facilities, trees and pipelines from the beginning to the economic end of the life of an oil field, including installation, inspection, maintenance, repair, contract operations, well intervention, recompletion and abandonment.

          MBbl:  When describing oil, refers to a thousand barrels.

          Minerals Management Service (MMS): The government regulatory body having responsibility for United States waters in the Gulf.

          MMcf:  When describing natural gas, refers to million cubic feet.

          Moonpool: An opening in the center of a vessel through which a saturation diving system or ROV may be deployed, allowing safe diver or ROV deployment in adverse weather conditions.

          Outer Continental Shelf (OCS): For purposes of our industry, areas in the Gulf from the shore to 1,000 feet of water.

          Remotely Operated Vehicle (ROV): Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

          ROCE: "Return on Capital Employed" is the amount, expressed as a percentage, earned on a company's total capital (shareholders' equity plus long-term debt). It is calculated by dividing earnings before interest and dividends by total capital.

          Saturation Diving: Saturation diving, required for work in water depths between 300 and 1,000 feet, involves divers working from special chambers for extended periods at a pressure equivalent to the pressure at the work site.

          Spot Market: Prevalent market for subsea contracting in the Gulf, characterized by projects generally short in duration and often of a turnkey nature. These projects often require constant rescheduling and the availability or interchangeability of multiple vessels.

          Subsea Construction Vessels: Subsea services are typically performed with the use of specialized construction vessels which provide an above water platform that functions as an operational base for divers and ROVs. Distinguishing characteristics of subsea construction vessels include DP systems, saturation diving capabilities, deck space, deck load, craneage and moonpool launching. Deck space, deck load and craneage are important features of the vessel's ability to transport and fabricate hardware, supplies and equipment necessary to complete subsea projects.

          Ultra-Deepwater:  Water depths beyond 4,000 fsw.

                              SUBSEA CONSTRUCTION

We provide the following subsea construction services, among others, in both the shallow water and the Deepwater in the Gulf:

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

  Deepwater

     In 1994, we began to assemble a fleet of DP vessels in order to deliver subsea services in the Deepwater and Ultra-Deepwater. In our five vessels, we believe we have the most technically diverse fleet deployed in the Gulf consisting of: one semi-submersible DP MSV (the Uncle John); two DP DSV's (the Witch Queen and the Merlin); one Deepwater DP service vessel (the Sea Sorceress), and, one work class ROV. The Sea Sorceress is currently in the construction yard to convert her to DP-2 and add a 400-ton crane to make her capable of supporting Deepwater flowline operations. The well intervention and completion of the Q4000 (and Uncle John) is attracting interest from customers, in part because shortages of Deepwater drilling rigs are expected to become more severe. When completed, the Q4000 will be an integral part of this fleet to perform this and other Deepwater services.

     We have positioned for Deepwater by assembling both our technically advanced fleet and a highly experienced team of support professionals. During 2000, we were able to attract industry-recognized specialists as we built a 15-person Well Operations Group to support the downhole operations of the Uncle John and Q4000. We are also a leader in solving the challenges encountered in the Deepwater, with many of our projects using methods or technologies we developed. To enhance our ability to provide both full field development and life of field services, such as well intervention and production contracting, we have also established several alliances with offshore service and equipment providers. These alliances enable us to offer state-of-the-art products and services while maintaining our low overhead basis. Our Deepwater alliances include:

      - Canyon Offshore Inc.--Robotics and technical support

      - FMC Corp.--Well intervention hardware and risers

      - Fugro-McClelland Marine Geoscience, Inc.--Geotechnical coring and survey

      - Horizon Offshore, Inc.--Small diameter reeled pipelay equipment

      - Schlumberger Limited--Deepwater downhole services

      - Shell Offshore, Inc.--Vessels for well intervention

In an extension of our Deepwater alliance strategy, we acquired a working interest in the Gunnison prospect. Once the prospect is sanctioned, we will begin working with the other joint owners to assign work to our construction vessels.

     In early 2001, we completed two significant new Deepwater technology agreements. The first, with FMC Corporation, involves a new intervention riser system capable of intervention in horizontal and vertical subsea trees of all manufacturers and rated to operation in water depths to 10,000 fsw. It will be available when the Q4000 begins work at the end of 2001. The second is a joint venture with Horizon Offshore, Inc. to conduct small diameter reeled pipelay projects in deepwater areas of the U.S. Gulf of Mexico. The partners will jointly fund the estimated $15 million cost of pipelay equipment to be deployed from CDI's Sea Sorceress. In addition, Horizon will construct a pipe spooling facility at its Port Arthur, Texas shore base.

     Project highlights in 2000 included completion of the first ever Deepwater decommissioning project (Cooper), the installation of jumper spools and suction piles to commission the Diana/Hoover field, and the installation of a suction pile and setting of the manifold at Mica. Before going into drydock for conversion, the Sea Sorceress demonstrated her stability by serving as the work platform when Enron recommissioned an abandoned pipeline. We also opened a new geographic market by moving two key assets (the Uncle John and Witch Queen) to Mexican waters in the fourth quarter of the year. The Witch Queen will remain and work several jobs there until May of 2001, and we are actively bidding a number of other major projects in that country. Our recent Deepwater projects have included:

                                                                    DEPTH
FIELD       CUSTOMER                   DESCRIPTION                  (FEET)     YEAR
- -----     ------------                 -----------                  ------   ---------
Diana     Exxon Mobil    Record depth for installation work by
                           non-drilling rig......................   4,600    1999/2000
Na Kika   Shell          Record depth for geotechnical sampling
                           by a non-drilling rig.................   6,700         1998
Cooper    EEX            First ever Deepwater Gulf
                           decommissioning.......................   2,200    1999/2000
Genesis   Chevron        Logistical support for construction of
                           SPAR..................................   2,500         1998
Troika    BP/Amoco       Largest spool pieces installed from a DP
                           vessel................................   1,800         1997
Baldpate  Amerada Hess   Installation of compliant tower and
                           catenary riser........................   1,650         1998
Mensa     Shell          Record depth pipeline support structure
                           installed.............................   5,400         1997
Ursa      Shell          Record depth for installation of
                           risers................................   3,900         1998
Tahoe     Shell          Record depth for well intervention from
                           a non-drilling vessel.................   1,400         1997
Mica      Exxon          Installation of suction pile and setting
                           manifold..............................   4,500    2000/2001

  Shallow Water

     In water depths up to 1,000 feet (the "OCS"), we perform traditional subsea services including air and saturation diving in support of marine construction activities. Nineteen of our vessels perform subsea traditional services, and five of them support saturation diving. In addition, our highly qualified personnel have the technical and operational experience to manage turnkey projects to satisfy customers' requirements and achieve our targeted profitability.

     Aquatica, Inc., our acquisition we completed in August 1999, delivers our services in the shallow water market (from the beach to 300 fsw). We doubled the number of Aquatica DSVs during 2000 by transferring the Cal Diver III; completing a newbuild, 120-foot utility vessel, Cal Diver IV, and by purchasing and upgrading the 165-foot Mr. Fred to include a four-point mooring system. This additional equipment and an increase in dive team revenue resulted in a 25% year-over-year improvement in Aquatica revenues. Aquatica is able to increase prices quickly in response to improving market conditions because it supports drill rig activity early in the business cycle and its projects are of short duration. This was particularly noticeable as shallow water rates improved in the fourth quarter.

     In March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. Offshore personnel of the company, comprising 20 diver/tender teams and marine crews that operate the four DSVs, have been offered employment positions with Aquatica.

     Cal Dive performs numerous projects on the OCS in an alliance with Horizon which gives us the exclusive right to provide DSV services behind Horizon pipelay barges. In the late 1980's we demonstrated that pipelay operations would be much more effective if the expensive barge spreads simply laid the pipe, allowing our DSVs to follow along and perform the more time consuming task of commissioning the line. This Alliance results in Horizon being our largest OCS customer. In March 2001, the two companies announced that the Alliance Agreement covering operation on the Outer Continental Shelf was extended for the three year period. Principal features of the Alliance are that we provide Dive Support Vessel services behind Horizon pipelay barges while Horizon supplies pipelay, derrick barge and heavy lift capacity to Cal Dive. The Alliance was also expanded to include us providing the diving personnel working from Horizon barges, a service Horizon handled internally last year.

  Salvage

     Since 1989, we have undertaken a wide variety of decommissioning assignments, mostly on a turnkey basis. We have established a leading position in decommissioning facilities in the shallow water Gulf, especially removal of smaller structures. We expect demand for decommissioning services to increase due to the significant number of platforms that must be removed in accordance with government regulations. Over 75% of the platforms in the Gulf are more than ten years old, and over 20,000 wells must ultimately be decommissioned.

     The largest Deepwater and OCS decommissioning projects in our history, the Cooper field abandonment and Sabine Pass No. 9, were completed in 1999 and 2000. The 2000 salvage market, however, was generally much slower than anticipated as producers retained ownership to extend the production from mature fields and take advantage of high commodity prices. As a result, revenues from our barge operations (which include the subcontract of Horizon derrick and pipelay barges) were only $12.5 million during 2000 or two-thirds of the prior year. More than 70 platforms that had been scheduled for removal last year have been deferred into 2001. This incremental decommissioning work will come on top of projects already in the queue for 2001 and at a time when OCS construction activity will also ramp up, causing us to anticipate an increase in 2001 salvage rates.

                             PRODUCTION CONTRACTING

     We formed ERT in 1992 to exploit a market opportunity to provide a more efficient solution to offshore abandonment, to expand our off-season salvage and decommissioning activity and to support full field production development projects. ERT offers customers the option of selling mature offshore fields rather than contracting and managing the eight separate phases of the decommissioning process. We have assembled a team of personnel with experience in geology, geophysics, reservoir engineering, drilling, production engineering, facilities management and lease operations to position ERT to achieve its goals. ERT makes its money in three ways: lowering salvage costs by using our assets, operating the field more cost effectively and extending reservoir life through well exploitation operations. The collapse of commodity prices early in 1999 removed many of the small companies which buy mature properties from the market. The financial difficulties that these companies experienced reminded the majors and large independents that they must assume responsibility when buyers are not able to perform the abandonment obligation.

     Production Contracting, the one business segment that differentiates CDI from our marine contracting brethren, enabled your company to deliver near record financial results in a year of adversity. The advantages of our production business are fourfold. First, the financial smoothing of oil and gas revenues counteracts the lumpiness and the extreme volatility in the revenues and income which most offshore construction companies reported in the past two years. In periods of excess capacity such as 2000, we have the flexibility to stay out of the competitive bid market, focusing instead upon negotiated contracts. Third, our oil and gas operations generate significant cash flow that has funded construction of assets such as the Q4000 and Sea Sorceress while enabling us to add technical talent to support our expansion into the new Deepwater frontier. And finally, the primary objective of each CDI investment in oil and gas properties is to secure the associated marine construction work.

     The reservoir engineering and geophysical disciplines of ERT also enabled them to take a working interest in the Deepwater Gunnison prospect which has encountered significant potential reserves. ERT geologists are working alongside the partners in this field to evaluate drilling results to date. It is our expectation that Gunnison will be announced as a sanctioned commercial development in 2001, adding significant proved reserves.

                                   CUSTOMERS

     Our customers include major and independent natural gas and oil producers, pipeline transmission companies and offshore engineering and construction firms. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. We estimate that in 2000 we provided subsea services to over 150 customers. In 2000, Enron accounted for 13% of consolidated revenues. EEX Corporation accounted for 13% of consolidated revenues in 1999. Our projects are typically of short duration and are generally awarded shortly before mobilization. Accordingly, we believe backlog is not a meaningful indicator of future activities.

                                  COMPETITION

     The subsea services industry is highly competitive. While price is a factor, the ability to acquire specialized vessels, to attract and retain skilled personnel and to demonstrate a good safety record are also important competitive factors. Our competitors on the OCS include Global Industries Ltd., Oceaneering International, Inc., Stolt Offshore S.A. and Torch, Inc., as well as a number of smaller companies, some of which only operate a single vessel, that often compete solely on price. For Deepwater projects, our principal competitors include Coflexip, Global Industries Ltd., Oceaneering International, Inc., McDermott International, Inc. and Stolt Offshore S.A. Other foreign based subsea contractors, including DSND Ltd, Rockwater, Ltd. and Saipem S.p.A., may periodically perform services in the Gulf.

     ERT also encounters significant competition for the acquisition of mature natural gas and oil properties. One such competitor is Tetra Technologies, Inc. Our ability to acquire additional properties depends upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors are well-established companies with substantially larger operating staffs and greater capital resources.

                     TRAINING, SAFETY AND QUALITY ASSURANCE

     As work levels increase on the OCS, safety, our single most important objective, will be even more relevant because the projects in these water depths are more personnel-intensive. Over 35 years Cal Dive has continuously upgraded and revitalized so that environment, health and safety (EHS) at work are embraced as core business values. We recently formed a new Executive EHS Steering Committee, chaired by the President and Vice Presidents, which meets monthly to decide on strategy and action plans for further improvements. A behavioral safety process has been initiated that empowers all employees to take control of their own safety at work using proven techniques of employees observing each other for correct and safe behavior. Management believes that our safety programs are among the best in the industry.

                             GOVERNMENT REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. We are subject to the jurisdiction of the Coast Guard, the Environmental Protection Agency, MMS and the U.S. Customs Service ("USCS") as well as private industry organizations such as the ABS.

     We support and voluntarily comply with the Association of American Diving Contractor Standards. The Coast Guard sets safety standards and is authorized to investigate vessel and diving accidents and recommend improved safety standards, and the Coast Guard is authorized to inspect vessels at will. We are required by various governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations. We believe that we have obtained or can obtain all permits, licenses and certificates necessary for the conduct of our business.

     In addition, we depend on the demand for our services from the oil and gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry generally. In particular, the development and operation of natural gas and oil properties located on the OCS of the United States is regulated primarily by the MMS.

     The MMS requires lessees of OCS properties to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators on the OCS are currently required to post an area wide bond of $3.0 million or $500,000 per producing lease. We currently have bonded our offshore leases as required by the MMS. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases. Any such suspensions or terminations of our operations could have a material adverse effect on our financial condition and results of operations.

     We acquire production rights to offshore mature natural gas and oil properties under federal natural gas and oil leases, which the MMS administers. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has issued regulations restricting the flaring or venting of natural gas and prohibiting the burning of liquid hydrocarbons without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. Finally, under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated. In December 1999, the MMS issued regulations that would allow it to expel unsafe operators from existing OCS platforms and bar them from obtaining future leases.

     Under the OCSLA, MMS also administers oil and gas leases and establishes regulations that set the basis for royalties on oil and gas produced from the leases. The MMS amends these regulations from time to time. For example, on March 15, 2000, the MMS issued a final rule governing the calculation of royalties and the valuation of crude oil produced from federal leases. The rule modifies the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value. The rule has been challenged by two industry trade associations and is currently under judicial review in the United States District Court for the District of Columbia. In addition, the MMS recently issued a final rule amending its regulations regarding costs for natural gas transportation which are deductible for royalty valuation purposes when natural gas is sold offlease. Among other matters, for purposes of computing royalty owed, the rule disallows as deductions certain costs, such as aggregator/marketer fees and transportation imbalance charges and associated penalties. A United States District Court, however, enjoined substantial portions of this rule on March 28, 2000. The United States appealed the district court decision and the case is pending before the Court of Appeals of District of Columbia Circuit.

     Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the prices at which natural gas and oil could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" no later than January 1, 1993.

     Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

     We cannot predict what further action the FERC will take on these matters but we do not believe that we will be affected by any action taken materially differently than other companies with which we compete.

     Additional proposals and proceedings before various federal and state regulatory agencies and the courts could affect the natural gas and oil industry. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material effect upon the capital expenditures, earnings or competitive position.

                            ENVIRONMENTAL REGULATION

     Our operations are subject to a variety of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for failure to comply. Under these laws and regulations, we may be liable for remediation or removal costs, damages and other costs associated with releases of hazardous materials including oil into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed.

     The Oil Pollution Act of 1990, as amended ("OPA"), imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of an onshore facility, a vessel or a pipeline and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each responsible party for oil spill removal costs and for other public and private damages from oil spills.

Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for offshore facilities and the greater of $500,000 or $600 per gross ton for vessels other than tank vessels. The liability limits are not applicable, however, if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA. Management is currently unaware of any oil spills for which we have been designated as a responsible party under OPA that will have a material adverse impact on us or our operations.

     OPA also imposes ongoing requirements on a responsible party, including preparation of an oil spill contingency plan and maintaining proof of financial responsibility to cover a majority of the costs in a potential spill. We believe we have appropriate spill contingency plans in place. With respect to financial responsibility, OPA requires the responsible party for certain offshore facilities to demonstrate financial responsibility of not less than $35 million, with the financial responsibility requirement potentially increasing up to $150 million if the risk posed by the quantity or quality of oil that is explored for or produced indicates that a greater amount is required. The MMS has promulgated regulations implementing these financial responsibility requirements for covered offshore facilities. Under the MMS regulations, the amount of financial responsibility required for an offshore facility is increased above the minimum amounts if the "worst case" oil spill volume calculated for the facility exceeds certain limits established in the regulations. We believe that we currently have established adequate proof of financial responsibility for our onshore and offshore facilities and that we satisfy the MMS requirements for financial responsibility under OPA and applicable regulations.

     OPA also requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own and operate six vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the Coast Guard for all of our vessels.

     The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S. and imposes potential liability for the costs of remediating releases of petroleum and other substances. The controls and restrictions imposed under the Clean Water Act have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and gas into certain coastal and offshore water. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and imposes liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Many states have laws which are analogous to the Clean Water Act and also require remediation of releases of petroleum and other hazardous substances in state waters. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our supply boats transport bulk chemical materials used in drilling activities and also transport liquid mud which contains oil and oil by-products. Offshore facilities and vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

     OCSLA provides the federal government with broad discretion in regulating the production of offshore resources of natural gas and oil, including authority to impose safety and environmental protection requirements applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancellation of leases. Because our operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such action could have a material adverse effect on our financial condition and the results of operations. As of this date, we believe we are not the subject of any civil or criminal enforcement actions under OCSLA.

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

     Management believes we are in compliance in all material respects with all applicable environmental laws and regulations to which we are subject. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

                                   EMPLOYEES

     We rely on the high quality of our workforce. As of March 26, 2001, we had 758 employees, 159 of which were salaried. As of that date we also utilized approximately 75 non-US citizens to crew our foreign flag vessels under a crewing contract with C-MAR Services (UK), Ltd. of Aberdeen, Scotland. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. Management believes that our relationship with our employees and foreign crew members is good.

                     FACTORS INFLUENCING FUTURE RESULTS AND
                     ACCURACY OF FORWARD-LOOKING STATEMENTS

     Shareholders should carefully consider the following risk factors in addition to the other information contained herein. This Annual Report on Form 10-K includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these statements by forward-looking words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "potential," "should," "will" and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed below in this section captioned "Factors Influencing Future Results And Accuracy of Forward-looking Statements," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial position.

OUR BUSINESS IS ADVERSELY AFFECTED BY LOW OIL AND GAS PRICES AND BY THE CYCLICALITY OF THE OIL AND GAS INDUSTRY.

     Our business is substantially dependent upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on offshore exploration, drilling and production operations. The level of capital expenditures generally depends on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

     - Worldwide economic activity

     - Coordination by the Organization of Petroleum Exporting Countries
       ("OPEC")

     - The cost of exploring for and producing oil and gas

     - The sale and expiration dates of offshore leases in the United States and overseas

     - The discovery rate of new oil and gas reserves in offshore areas

     - Technological advances

     - Interest rates and the cost of capital

     - Environmental regulation

     - Tax policies

     The level of offshore development and production activity did not increase materially in 2000 despite higher commodity prices. We cannot assure you that activity levels will increase any time soon. A sustained period of low drilling and production activity or a return of low hydrocarbon prices would likely have a material adverse effect on our financial position and results of operations.

THE OPERATION OF MARINE VESSELS IS RISKY, AND WE DO NOT HAVE INSURANCE COVERAGE FOR ALL RISKS.

     Marine construction involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such an occurrence may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including Jones Act employee coverage (the maritime equivalent of workers compensation) and hull insurance on our vessels. We cannot assure you that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us. Moreover, we cannot assure you that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. As construction activity moves into deeper water in the Gulf, construction projects tend to be larger and more complex than shallow water projects. As a result, our revenues and profits are increasingly dependent on our larger vessels. While the loss of the Balmoral Sea was fully covered by insurance, the current insurance on our vessels (in some cases, in amounts approximating book value, which is less than replacement value) against property loss due to a catastrophic marine disaster, mechanical failure or collision, as a result of such event may not cover a substantial loss of revenues, increased costs and other liabilities and could have a material adverse effect on our operating performance if we lost any of our large vessels..

OUR CONTRACTING BUSINESS DECLINES IN WINTER, AND BAD WEATHER IN THE GULF CAN ADVERSELY AFFECT OUR OPERATIONS.

     Marine operations conducted in the Gulf are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest vessel utilization rates during the summer and fall when weather conditions are favorable for offshore exploration, development and construction activities and have experienced our lowest utilization rates in the first quarter. As is common in the industry, we typically bear the risk of delays caused by some but not all adverse weather conditions. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

IF WE BID TOO LOW ON A TURNKEY CONTRACT WE SUFFER THE CONSEQUENCES.

     A majority of our projects are performed on a qualified turnkey basis where described work is delivered for a fixed price and extra work, which is subject to customer approval, is charged separately. The revenue, cost and gross profit realized on a contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates and performance of others such as alliance partners. These variations and risks inherent in the marine construction industry may result in our experiencing reduced profitability or losses on projects.

ESTIMATES OF OUR NATURAL GAS AND OIL RESERVES, FUTURE CASH FLOWS AND ABANDONMENT COSTS MAY BE SIGNIFICANTLY INCORRECT.

     This Annual Report contains estimates of our proved natural gas and oil reserves and the estimated future net cash flows therefrom based upon reports prepared as of the years ended December 31, 2000 and reviewed by Miller and Lents, Ltd. This report relies upon various assumptions, including assumptions required by the Securities and Exchange Commission as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. The process of estimating natural gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable natural gas and oil reserves may vary substantially from those estimated in these reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. You should not assume that the present value of future net cash flows from our proved reserves referred to in this prospectus supplement is the current market value of our estimated natural gas and oil reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. In addition, if costs of abandonment are materially greater than our estimates, they could have an adverse effect on earnings.

THE GUNNISON PROSPECT MAY NOT RESULT IN THE EXPECTED CASH FLOWS OR SUBSEA ASSET UTILIZATION WE ANTICIPATE AND COULD INVOLVE SIGNIFICANT FUTURE CAPITAL OUTLAYS.

     The Gunnison prospect is subject to a number of assumptions and uncertainties including estimates as to the size of the oil and natural gas reserves, the capital outlays necessary to develop the prospect and the cash flows that we may ultimately derive. We cannot assure you that we will be able to fund any required capital outlays or that these outlays will be profitable. Moreover, although our working interest entitles us to participate in field development and planning and to collaborate with the other working interest owners in executing subsea construction work, the extent of utilization of our subsea assets for such work has not been determined.

DELAYS OR COST OVERRUNS IN THE CONSTRUCTION OF THE Q4000 OR SEA SORCERESS COULD ADVERSELY AFFECT OUR BUSINESS. EXPECTED CASH FLOWS FROM THE Q4000 AND SEA SORCERESS UPON COMPLETION MAY NOT BE IMMEDIATE OR AS HIGH AS EXPECTED.

     In late 1999, we began construction of the Q4000, improvements to the Sea Sorceress converting her to a DP-2 and adding a crane. These vessels are currently scheduled to be placed into service in the second half of 2001. Although the construction contract provides for delay penalties and a parent guaranty of performance, these projects are subject to the risk of delay or cost overruns inherent in construction projects. These risks include:

     - Unforeseen quality or engineering problems

     - Work stoppages

     - Weather interference

     - Unanticipated cost increases

     - Delays in receipt of necessary equipment

     - Inability to obtain the requisite permits or approvals

     Significant delays could also have a material adverse effect on expected contract commitments for this vessel and our future revenues and cash flows. We will not receive any material increase in revenue or cash flow from the Q4000 until it is placed in service and customers enter into binding arrangements with the vessel, potentially several months or more after the vessel is completed. Furthermore, we cannot assure you that customer demand for the Q4000 will be as high as currently anticipated, and, as a result, our future cash flows may be adversely affected. While elements of this vessel design have been patented, new vessels from third parties may also enter the market in the coming years and compete with the Q4000 for contracts.

OUR NATURAL GAS AND OIL OPERATIONS INVOLVE SIGNIFICANT RISKS, AND WE DO NOT HAVE INSURANCE COVERAGE FOR ALL RISKS.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     The business in which we operate is highly competitive. Several of our competitors are substantially larger and have greater financial and other resources than we have. If other companies relocate or acquire vessels for operations in the Gulf, levels of competition may increase and our business could be adversely affected.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY EMPLOYEES, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND ADVERSELY EFFECT OUR FINANCIAL RESULTS.

     The industry lost a significant number of experienced subsea people in 1999 and early 2000 due to the decrease in commodity prices. Our continued success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. We believe that our success and continued growth are also dependent upon our ability to employ and retain skilled personnel. We believe that our wage rates are competitive; however, unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If either of these events occur for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IN RESPONSE TO CHANGES IN GOVERNMENT REGULATIONS.

     Our subsea construction, inspection, maintenance and decommissioning operations and our natural gas and oil production from offshore properties (including decommissioning of such properties) are subject to and affected by various types of government regulation, including numerous federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex, stringent and expensive. We cannot assure you that continued compliance with existing or future laws or regulations will not adversely affect our operations. Significant fines and penalties may be imposed for non-compliance.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND MINNESOTA LAW MAY DISCOURAGE A THIRD PARTY FROM MAKING A TAKEOVER PROPOSAL.

     Our Board of Directors has the authority, without any action by our shareholders, to fix the rights and preferences on up to 5,000,000 shares of undesignated preferred stock, including dividend, liquidation and voting rights. In addition, our Bylaws divide the board of directors into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We also have employment contracts with all of our senior officers which require cash payments in the event of a "change of control." Any or all of the provisions or factors described above may have the effect of discouraging a takeover proposal or tender offer not approved by management and the board of directors and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less for their shares than otherwise might be available in the event of a takeover attempt.

ITEM 2. PROPERTIES

                                  OUR VESSELS

     We own a fleet of 20 vessels and one ROV. Management believes that the Gulf market requires specially designed or equipped vessels to competitively deliver subsea construction services. Five of our vessels have DP capabilities specifically designed to respond to the Deepwater market requirements. Five of our vessels also have the capability to provide saturation diving services. Recent developments in our fleet include:

          Q4000: In September 1999, we began construction of our newest Deepwater multi-service vessel, the Q4000, a sixth generation, semi-submersible that we believe will greatly improve the economics of Deepwater completion and construction operations. The vessel, being constructed at an estimated cost of $150 million, incorporates our latest technologies, including various patented design elements such as the absence of lower hull cross bracing. Planned variable deck load of approximately 4,000 metric tons and a large deck area will make the vessel particularly well suited for large offshore construction projects in the Ultra-Deepwater. Its new Huisman-Itrec multi-purpose tower has an open face which allows free access from three sides, a tremendous advantage for a construction and intervention vessel. Another important feature of the Q4000 will be the new intervention riser system we are developing and jointly funding with FMC Corporation. This system will be the first in the industry rated for working pressures to 15,000 pounds per square inch in 10,000 fsw. The Q4000 is expected to be placed into service in the third quarter of 2001, in time to meet an anticipated increase in Deepwater construction activities.

          Mr. Fred: In March 2000, Aquatica acquired the Mr. Fred, a 167 foot supply vessel which has been converted to support diving and marine construction services. The vessel has recently been upgraded with the installation of a four point mooring system.

          Sea Sorceress: CDI is currently converting the Sea Sorceress to full DP-2, which makes it in one of the largest and most capable mono-hull construction vessels in the world.

          New Cal Diver IV: The new DSV is 120 feet long, 32 feet wide, have 1,440 feet of clear deck space, a 60 ton deck load capacity and galley accommodations for 24 people. It is capable of ten knots cruising speed.

          Uncle John Upgrades: In August 2000, we completed a major upgrade of the Uncle John which included the purchase and installation of new engines, improved DP thrusters and state-of-the-art electrical and computer systems. This enhances the capabilities of this multi-service, well intervention vessel, the only semi-submersible MSV dedicated to the Gulf.

          Asset Purchase: In March of 2001, we acquired substantially all of the assets of Professional Divers of New Orleans, Inc. including one four-point DSV (Mr. Sonny) and three utility vessels to expand our Aquatica DSV fleet.

                      LISTING OF VESSELS, BARGES AND ROVS

                        DATE CAL                                               MOONPOOL
                          DIVE               CLEAR DECK    DECK                LAUNCH/
                        PLACED IN   LENGTH   SPACE (SQ.    LOAD     ACCOM-       SAT         CRANE CAPACITY
                         SERVICE    (FEET)     FEET)      (TONS)   MODATIONS    DIVING           (TONS)          CLASSIFICATION(1)
                        ---------   ------   ----------   ------   ---------   --------      --------------      -----------------
DP MSVs:
  Uncle John..........    11/96      254       11,834        460      102       X               2 X 100          DNV
  Q4000(2)............     2001      310       26,400      4,000      138       X             Derrick: 600       ABS
                                                                                             1 X 350; 1 X 160
DP DSVs:(3)
  Witch Queen.........    11/95      278        5,600        500       60       X                  50            DNV
  Merlin..............    12/97      198          955        308       42       --              A-Frame          ABS
  Sea Sorceress.......     8/97      374        8,600     10,000       50       --              1 X 400          DNV
CAL DIVE DSVs:
  Cal Diver I.........     7/84      196        2,400        220       40       X                  20            ABS
  Cal Diver II........     6/85      166        2,816        300       32       X               A-Frame          ABS
  Cal Diver V.........     9/91      168        2,324        490       30       --              A-Frame          ABS
  Talisman............    11/00      195        3,000        675       15       --                 --            ABS
AQUATICA DSVs:
  Cal Diver III.......     8/87      115        1,320        105       18       --                 --            ABS
  Cal Diver IV........     2000      120        1,440         60       24       --                 --            ABS
  Mr. Jim.............     2/98      110        1,210         64       19       --                 --            USCG
  Mr. Joe.............    10/90      100        1,035         46       16       --                 --            ABS
  Mr. Jack............     1/98      120        1,220         66       22       --                 --            USCG
  Mr. Fred............     3/00      167        2,465        500       36       --                 25            USCG
  Mr. Sonny(4)........     2/01      175        3,480        409       28       --                 35            ABS
  Polo Pony(4)........     2/01      110        1,240         69       25       --                 --            ABS
  Sterling Pony(4)....     2/01      110        1,240         64       25       --                 --            ABS
  White Pony(4).......     2/01      116        1,230         64       25       --                 --            ABS
OTHER:
  Cal Dive Barge I....     8/90      150           NA        200       26       --                200            ABS
  ROV.................     4/97       25           --         --       --       --                 --            --

- ---------------

(1) Under government regulations and our insurance policies, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Det Norske Veritas ("DNV") and the Coast Guard. The ABS is one of several classification societies used by ship owners to certify that their vessels meet certain structural, mechanical and safety equipment standards, including Lloyd's Register, Bureau Veritas and DNV among others.

(2) This vessel is expected to be placed into service after the third quarter of 2001.

(3) In June 1999, we purchased a controlling interest in the new build DP anchor handling vessel Cal Dive Aker Dove. Because the converted Sea Sorceress will offer similar moorings installation capability in addition to a full array of construction features at roughly the same price, we have elected to put our ownership position in the Dove back to Aker in conjunction with that company's acquisition by Coflexip in March 2001.

(4) In March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. including the Mr. Sonny (a 165-foot four-point moored DSV), three utility vessels and associated diving equipment including two saturation diving systems.

     Balmoral Sea, a DP DSV we acquired in 1996, was extensively damaged and then sank in a fire while dockside in New Orleans, Louisiana on June 26, 2000. The fire apparently broke out as the vessel was being prepared to enter drydock for an extended period. The vessel crew was evacuated and there were no injuries. The vessel has been deemed a total loss by insurance underwriters. Her book value (approximately $7 million) was fully insured as were all salvage and removal costs. Payments from the insurance companies were received during the fourth quarter of 2000.

     We incur routine drydock inspection, maintenance and repair costs pursuant to Coast Guard Regulations and in order to maintain ABS or DNV classification for our vessels. In addition to complying with these requirements, we have our own vessel maintenance program which management believes permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels. All of our vessels are subject to ship mortgages to secure our $40.0 million revolving credit facility with Fleet Credit Corporation, except the Cal Dive Aker Dove(which is leased) and the Q4000 (which is subject to liens to secure the MARAD financing).

                  SUMMARY OF NATURAL GAS AND OIL RESERVE DATA

     The table below sets forth information, as of December 31, 2000, with respect to estimates of net proved reserves and the present value of estimated future net cash flows at such date, prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission. Our estimates have been reviewed by Miller and Lents, Ltd., independent petroleum engineers.

                                                               TOTAL PROVED
                                                               ------------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Estimated Proved Reserves:
  Natural Gas (MMcf)........................................      21,711
  Oil and Condensate (MBbls)................................       1,081
Standardized measure of discounted future net cash flows
  (pre-tax).................................................     $77,713
                                                                 -------

- ---------------

(1) The standardized measure of discounted future net cash flows attributable to our reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum. As of March 26, 2001, we owned an interest in 130 gross (99 net) natural gas wells and 72 gross (50 net) oil wells located in federal offshore waters in the Gulf of Mexico.

                                   FACILITIES

     Our headquarters is 400 N. Sam Houston Parkway E., Houston, Texas. Our primary subsea and marine services operations are based in Morgan City, Louisiana. All of our facilities are leased.

                        PROPERTY AND FACILITIES SUMMARY

                                                    FUNCTION                       SIZE
                                                    --------                       ----
Houston, Texas.......................  Corporate Headquarters, Project      37,800 square feet
                                         Management and Sales Office
Morgan City, Louisiana...............  Operations                           28.5 acres
                                       Warehouse                            30,000 square feet
                                       Offices                              4,500 square feet
Lafayette, Louisiana (Aquatica)......  Operations                           8 acres
                                       Warehouse                            12,000 square feet
                                       Offices                              5,500 square feet

     We also have sales offices in Lafayette and Harvey, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

INSURANCE AND LITIGATION

     Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers' compensation, maritime employer's liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. To date, we have been involved in only one such claim, the loss of the Balmoral Sea, which was fully covered by insurance. Although there can be no assurance that the amount of insurance we carry is sufficient to protect us fully in all events (or that such insurance will continue to be available at current levels of cost or coverage), management believes that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business.

     We are involved in various legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. In that regard, we entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress for subsea excavation in Canada. Seacore was in turn contracted by Coflexip Stena Offshore Newfoundland Limited, a subsidiary of Coflexip ("CSO Nfl"), as representative of the consortium of companies contracted to perform services on the project. Due to difficulties with respect to the sea states and soil conditions the contract was terminated. Seacore was provided a performance bond of $5 million with respect to the subcontract. No call has been made on this bond. Although CSO Nfl has alleged that the Sea Sorceress was unable to adequately perform the excavation work required under the subcontract, Seacore and Cal Dive believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration. In another commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is seeking a declaratory judgment that the defendants are not liable. We believe that the outcome of all such proceedings is not likely to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MAKERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM (UNNUMBERED). EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The executive officers and directors of Cal Dive are as follows:

NAME                                   AGE               POSITION WITH CAL DIVE
- ----                                   ---               ----------------------
Owen Kratz(3)........................  47    Chairman and Chief Executive Officer and
                                             Director
Martin R. Ferron(1)..................  44    President and Chief Operating Officer and
                                             Director
S. James Nelson, Jr.(2) .............  58    Vice Chairman and Director
Andrew C. Becher.....................  55    Senior Vice President, General Counsel and
                                             Corporate Secretary
Louis L. Tapscott....................  63    Senior Vice President-Special Projects
Kenneth Duell........................  50    Senior Vice President -- Business Development
A. Wade Pursell......................  36    Senior Vice President -- Chief Financial
                                             Officer
Johnny Edwards.......................  47    President, Energy Resource Technology, Inc.
Gordon F. Ahalt(1)(2)(3).............  72    Director
Bernard Duroc-Danner(1)(2)...........  47    Director
William L. Transier(2)...............  46    Director

- ---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Member of Nominating Committee

     Our Bylaws provide for the Board of Directors to be divided into three classes of directors with each class to be as nearly equal in number of directors as possible, serving staggered three-year terms. The terms of the Class I directors, Owen Kratz and Bernard Duroc-Danner, expire in 2001. The terms of the Class II directors, Gordon Ahalt and Martin R. Ferron, expire in 2002. The terms of the Class III directors, S. James Nelson, Jr. and William L. Transier, expire in 2003. Each director serves until the end of his or her term or until his or her successor is elected and qualified.

     Owen Kratz is Chairman and Chief Executive Officer of Cal Dive International, Inc. He was appointed Chairman in May 1998 and has served as the Company's Chief Executive Officer since April 1997. Mr. Kratz served as President from 1993 until February 1999, and a Director since 1990. He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined the Company in 1984 and has held various offshore positions, including saturation (SAT) diving supervisor, and management responsibility for client relations, marketing and estimating. From 1982 to 1983, Mr. Kratz was the owner of an independent marine construction company operating in the Bay of Campeche. Prior to 1982, he was a superintendent for Santa Fe and various international diving companies and a saturation diver in the North Sea. An avid sailor in his free time, Mr. Kratz owns various Lasers, a J-22 and two One-Design 35 boats. He was named Yachtsman of the Year for Galveston Bay.

     Martin R. Ferron has served on our Board of Directors since September 1998. Mr. Ferron became President in February 1999 and has served as Chief Operating Officer since January 1998. Mr. Ferron has 20 years of experience in the oilfield industry, seven of which included senior management positions, with the international operations of McDermott Marine Construction and Oceaneering International Services Limited. Mr. Ferron has a Civil Engineering degree, a Masters Degree in Marine Technology, a MBA and is a Chartered Civil Engineer.

     S. James Nelson, Jr. is Vice Chairman and has been a director of the Company since 1990. Prior to October 2000, he was Executive Vice President and Chief Financial Officer. From 1985 to 1988, Mr. Nelson was the Senior Vice President and Chief Financial Officer of Diversified Energies, Inc., the former parent of the Company, at which time he had corporate responsibility for the Company. From 1980 to 1985, Mr. Nelson served as Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company. From 1966 to 1980, Mr. Nelson was employed with Arthur Andersen & Co., and, from 1976 to 1980, he was a partner serving on the firm's worldwide oil and gas industry team. Mr. Nelson received an undergraduate degree from Holy Cross College (B.S.) and a MBA from Harvard University; he is also a Certified Public Accountant.

     Andrew C. Becher has served as Senior Vice President, General Counsel of Cal Dive since January 1996 and became Corporate Secretary in 1998. Mr. Becher served as outside general counsel for Cal Dive from 1990 to 1996, while a partner with the national law firm of Robins, Kaplan, Miller & Ciresi. From 1987 to 1990, Mr. Becher was Senior Vice President -- Mergers and Acquisitions of Dain Rauscher, Inc., a regional investment banking firm. From 1976 to 1987, he was a partner specializing in mergers and acquisitions with the law firm of Briggs and Morgan.

     Louis L. Tapscott is Senior Vice President of Special Projects and joined the Company in August 1996 as Senior Vice President-Business Development. From 1992 to 1996, he was a Senior Vice President for Sonsub International, Inc., a company which operates a deepwater fleet of ROVs. From 1984 to 1988, he was a director and Chief Operating Officer of Oceaneering International, Inc. Mr. Tapscott has over thirty years of executive management and operational experience working with subsea contractors and subsea technology organizations in the United States and internationally.

     Kenneth Duell is Senior Vice President-Business Development and joined the Company in 1994 as Senior Vice President -- Special Projects. From 1989 to 1994, he was employed by ABB Soimi, Milan, Italy, in connection with a modular refining systems development in Central Asia. From 1974 to 1988, he held various positions with Santa Fe International, including the ROV and diving division. Mr. Duell has over 22 years of worldwide experience in all aspects of the onshore and offshore construction and diving industry.

     A. Wade Pursell has served as Senior Vice President, Chief Financial Officer since October 2000. He joined the Company in May 1997 as Vice President -- Finance and Chief Accounting Officer. From 1988 through 1997, he was with Arthur Andersen LLP, most recently as an Experienced Manager specializing in the offshore services industry. Mr. Pursell is a Certified Public Accountant.

     Johnny Edwards became President of our subsidiary, Energy Resource Technology, Inc., in 2000 after Lyle Kuntz retired. Prior to becoming President, Mr. Edwards was instrumental in the growth of ERT, managing the engineering and acquisitions for the company. Mr. Edwards and Mr. Kuntz, who had previously worked together at ARCO Oil & Gas Co., grew ERT from one property in early 1994 to the 44 leases currently owned by ERT. Prior to joining ERT in 1994, Mr. Edwards spent 19 years in a broad range of engineering, operations and management positions with ARCO Oil & Gas Co.

     Gordon F. Ahalt has served on our Board of Directors since July 1990 and has extensive experience in the oil and gas industry. Since 1982, Mr. Ahalt was President of GFA, Inc., a petroleum industry management and financial consulting firm. From 1977 to 1980, he was President of the International Energy Bank, London, England. From 1980 to 1982, he served as Senior Vice President and Chief Financial Officer of Ashland Oil Company. Prior thereto, Mr. Ahalt spent a number of years in executive positions with Chase Manhattan Bank. Mr. Ahalt serves as a director of The Houston Exploration Co., the Bancroft & Elsworth Convertible Funds and other investment funds.

     Bernard J. Duroc-Danner has served on our Board of Directors since February 1999. Mr. Duroc-Danner is the Chairman, CEO and President of Weatherford International, Inc., an oilfield service company. Mr. Duroc-Danner also serves as Chairman of the Board of Grant Prideco and as a director of Parker Drilling Company, a provider of contract drilling and drilling services and Universal Compression, a provider of a rental , sales, operations, maintenance and fabrication services and products to the domestic and international natural gas industry. Mr. Duroc-Danner holds a Ph.D in economics from Wharton (University of Pennsylvania).

     William Transier has served on our Board of Directors since October, 2000. He is Executive Vice President and Chief Financial Officer for Ocean Energy, Inc. and oversees treasury, investor relations, human resources, and marketing and trading. He took his current position in 1999 following the merger of Ocean Energy and Seagull Energy Corporation. Previously, Transier served as Executive Vice President and Chief Financial Officer for Seagull and in the audit department of KPMG LLP. Mr. Transier received an undergraduate degree from the University of Texas and a Masters in Business Administration from Regis University. He is a director of Metals USA and the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

     Our common stock is traded on the Nasdaq National Market under the symbol "CDIS." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock:

                                                               HIGH*     LOW*
                                                               ------   ------
Calendar Year 1999
  First quarter.............................................   10.438    7.188
  Second quarter............................................    16.00    12.25
  Third quarter.............................................   18.813   16.938
  Fourth quarter............................................   18.188   16.563
Calendar Year 2000
  First quarter.............................................   25.375    18.00
  Second quarter............................................   27.094   23.031
  Third quarter.............................................    28.75   24.125
  Fourth quarter............................................   26.625   19.625
Calendar Year 2001 (through March 26, 2001).................    31.00    22.00

- ---------------

 * The stock split 2 for 1 effective November 13, 2000. As of March 20, 2001, there were an estimated 3,600 beneficial holders of our common stock.

                                DIVIDEND POLICY

     We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Certain of our current financing arrangements restrict the payment of cash dividends under certain circumstances.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below for each of the five years ended December 31, 2000, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                                            1996       1997       1998       1999       2000
                                           -------   --------   --------   --------   --------
Net Revenues.............................  $76,122   $109,386   $151,887   $160,954   $181,014
Gross Profit.............................   22,086     33,685     49,209     37,251     55,369
Net Income...............................    8,435     14,482     24,125     16,899     23,326
Net Income Per Share:
  Basic..................................     0.38       0.56       0.83       0.56       0.74
  Diluted................................     0.37       0.54       0.81       0.55       0.72
EBITDA...................................   19,017     29,916     45,544     44,805     65,085
Total Assets.............................   83,056    125,600    164,235    243,722    347,488
Working Capital..........................   13,409     28,927     45,916     38,887     76,381
Long-Term Debt...........................   25,000         --         --         --     40,054
Shareholders' Equity.....................   30,844     89,369    113,643    150,872    194,725

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Natural gas and oil prices, the offshore mobile rig count and Deepwater construction activity are three of the primary indicators management uses to forecast the future performance of our business. Our construction services generally follow successful drilling activities by six to eighteen months on the OCS and twelve months or longer in the Deepwater arena. The level of drilling activity is related to both short- and long-term trends in natural gas and oil prices. Commodity prices declined significantly in the last half of 1998 and early 1999, resulting in the offshore mobile rig utilization rates dropping to approximately 70% in contrast to almost full utilization in 1997 and the first half of 1998. This trend began reversing in the second quarter of 1999 as oil prices reached their highest levels since the Gulf War (recently trading in the $25-$30 per barrel range) and natural gas prices have recently been trading around $5.00 per thousand cubic feet ("Mcf"). The 1998 collapse of commodity prices has caused the United States natural gas production to decline in each of the last three years. The result is significantly higher natural gas prices today and a flat-out effort to explore for and develop new natural gas reserves on the OCS, a basin that provides 30% of the natural gas consumed in this country. Our primary leading indicator, the number of offshore mobile rigs contracted, has been running at close to full capacity since the second quarter of 2000.

     Product prices impact our natural gas and oil operations in several respects. We seek to acquire producing natural gas and oil properties that are generally in the later stages of their economic life. The potential abandonment liability is a significant consideration with respect to the offshore properties we have purchased to date. Although higher natural gas prices tend to reduce the number of mature properties available for sale, these higher prices typically contribute to improved operating results for ERT, such as in the second half of 1999 and in 2000. In contrast, lower natural gas prices, as experienced in 1998 and early 1999, typically contribute to lower operating results for ERT and a general increase in the number of mature properties available, as occurred during those periods. Salvage operations consist of platform decommissioning, removal and abandonment and plugging and abandonment services performed by our salvage assets. In addition, salvage related support, such as debris removal and preparation of platform legs for removal, is often provided by our surface diving vessels. In 1989, management targeted platform removal and salvage operations as a regulatory driven activity which offers a partial hedge against fluctuations in the commodity price of natural gas. In particular, MMS regulations require removal of platforms within eighteen months after lease expiration and remediation of the seabed at the well site to its original state. We contract and manage, on a turnkey basis, all aspects of the decommissioning and abandonment of fields of all sizes. We have an alliance with Horizon Offshore Ltd. in order to offer customers expanded derrick barge and pipelay capacity.

     In 1999, we launched a new full field development product line to assist customers on the OCS to significantly shorten the time from permitting to first production. With over 4,000 platforms and production facilities already in place in the Gulf, our underlying premise is that each new field need not be re-engineered. We now use industry standard design subsea trees, prefabricated modules, well panels and controls and umbilicals which can be readily adapted for immediate assembly and use in new developments.

     Vessel utilization is historically lower during the first quarter due to winter weather conditions in the Gulf. Accordingly, we plan our drydock inspections and other routine and preventive maintenance programs during this period. During the first quarter, a substantial number of our customers finalize capital budgets and solicit bids for construction projects. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters. As a result, we have historically generated more than 50% (up to 65%) of our marine contracting revenues in the last six months of the year. Our operations can also be severely impacted by weather during the fourth quarter. Our salvage barge, which has a shallow draft, is particularly sensitive to adverse weather conditions, and its utilization rate tends to be lower during such periods. To minimize the impact of weather conditions on our operations and financial condition, we began operating DP vessels and expanded into the acquisition of mature offshore properties. The unique station-keeping ability offered by DP enables these vessels to operate throughout the winter months and in rough seas. Operation of natural gas and oil properties tends to offset the impact of weather since the first and fourth quarters are typically periods of high demand and strong prices for natural gas. Due to this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

     The following table sets forth for the periods presented average U.S. natural gas prices, our equivalent natural gas production, the average number of offshore rigs under contract in the Gulf, the number of platforms installed and removed in the Gulf and the vessel utilization rates for each of the major categories of our fleet.

                                               1998                               1999                            2000
                                 --------------------------------   ---------------------------------   ------------------------
                                   Q1       Q2      Q3       Q4       Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                 ------   ------   -----   ------   ------   ------   ------   ------   ------   ------   ------
U.S. Natural Gas Prices(1).....  $ 2.18   $ 2.26   $2.03   $ 1.92   $ 1.80   $ 2.22   $ 2.53   $ 2.45   $ 2.52   $ 3.47   $ 4.27
ERT Gas and Oil Production
  (MMcfe)......................   1,595    1,252     901    1,155    1,488    1,803    2,777    2,786    3,321    4,169    4,271
Rigs Under Contract in the
  Gulf(2)......................     170      167     149      137      121      115      126      146      148      160      175
Platform Installation(3).......      18       16      21       20       12       13       13       16        9       19       27
Platform Removals(3)...........       3       15      24        8        2       20       40       15       --       25       61
Our Average Vessel Utilization
  Rate:(4)
Dynamic Positioned.............      75%      64%     85%      80%      70%      49%      82%      69%      71%      38%      45%
Saturation DSV.................      88       79      70       83       54       69       79       65       57       57       78
Surface Diving.................      33       58      72       76       63       69       78       51       31       58       55
Derrick Barge..................      28       73      70       70       40       68       83       50        8       41       53

                                  2000
                                 ------
                                   Q4
                                 ------
U.S. Natural Gas Prices(1).....  $ 5.29
ERT Gas and Oil Production
  (MMcfe)......................   3,725
Rigs Under Contract in the
  Gulf(2)......................     178
Platform Installation(3).......      19
Platform Removals(3)...........       7
Our Average Vessel Utilization
  Rate:(4)
Dynamic Positioned.............      56%
Saturation DSV.................      60
Surface Diving.................      57
Derrick Barge..................      59

- ---------------

(1) Average of the monthly Henry Hub cash prices per Mcf, as reported in Natural Gas Week.

(2) Average monthly number of rigs contracted, as reported by Offshore Data Services.

(3) Source: Offshore Data Services; installation and removal of platforms with two or more piles in the Gulf.

(4) Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of days in each quarter (excluding Aquatica in 1999). During the second quarter of 1999, the Uncle John spent 30 days in drydock undergoing thruster work and inspections. During the second quarter of 2000, the Uncle John spent 47 days in drydock for engine replacement and inspections and the Witch Queen spent 41 days in drydock undergoing regulatory inspections. During the third quarter of 2000, these vessels were out for a combined 105 days for the same reasons.

RESULTS OF OPERATIONS

  Comparison of Year Ended December 31, 2000 and 1999

     Revenues. During the year ended December 31, 2000, our revenues increased 12% to $181.0 million compared to $161.0 million for the year ended December 31, 1999, with Natural Gas and Oil Production contributing all of the increase. Revenue for Subsea and Salvage decreased from $128.4 million to $110.2 million. The Subsea and Salvage revenues include almost $17.1 million of revenues from the addition of the DP vessel Cal Dive Aker Dove and the acquisition of the 55% of Aquatica not previously owned. Exclusive of these new assets, Subsea and Salvage contributed $35.3 million less in 2000 than it did in 1999, due primarily to the weak GOM construction market in 2000 and eight vessels being out of service during the first half of 2000 for a combined 416 days for U.S. Coast Guard (the "Coast Guard" or "USCG") and American Bureau of Shipping ("ABS") inspections and two major DP vessels being out of service a combined total of 105 days during the third quarter of 2000. This compares to three vessels being out of service for a combined 113 days during 1999. In addition, the 2000 salvage market was slower than anticipated as producers retained ownership to milk the last production out of mature fields and to take advantage of the high commodity prices. As a result, revenues from our barge operation (which include the subcontract of Horizon derrick and pipelay barges) were only $12.5 million during 2000 or two thirds of the prior year.

     Natural Gas and Oil Production revenue for 2000 increased 118% to $70.8 million from $32.5 million during the prior year due to a 74% increase in production from 8.9 Bcfe to 15.5 Bcfe as a result of the acquisition of interests in six offshore blocks from EEX Corporation during the first quarter as well as additional production derived from 1999 property acquisitions (involving a total of 20 offshore blocks) and an aggressive well exploitation program. In addition, we realized an average gas price of $4.03 per Mcf equivalent in 2000, an increase of $1.68, or 71%, over 1999. Oil prices averaged over $29 per barrel and represented 27% of gas and oil revenues in 2000.

     Gross Profit. Gross profit of $55.4 million for 2000 was 49% better than the $37.3 million gross profit recorded in the comparable prior year period due mainly to the revenue improvement as well as an eight point improvement in margins (31% in 2000 versus 23% in the prior year). While Aquatica margins remained at roughly the consolidated average of 30%, those of the larger vessels that work from 300 feet out into the Deepwater declined by seven percentage points from the prior year. The newly added Cal Dive Aker Dove represented more than half of the year-over-year decline in the gross profit generated by our DP fleet. The operating loss of this vessel is due to the low level of utilization in 2000 and to the sale/leaseback structure whereby financing cost is reported above the line as a charter cost.

     Natural Gas and Oil Production gross profit increased $27.4 million from $11.9 million in 1999 to $39.3 million for 2000 (and margins improved from 37% to 55%) due to the aforementioned production and commodity pricing improvements as well as the gains from the sale of a platform and interests in three fields.

     Selling and Administrative Expenses. Selling and administrative expenses were $20.8 million in 2000, a 57% increase over the $13.2 million incurred in 1999 due mainly to improved operating results for ERT, whose incentive plan tracks its operating results ($3.1 million increase), and to the consolidation of Aquatica ($1.4 million increase). The remainder of the increase is due to the addition of personnel to the newly formed well operations group to meet the anticipated demand for our services in the Deepwater market.

     Net Interest (Income) Expense and Other. We reported net interest expense and other of $554,000 for 2000 in contrast to $849,000 of net interest income for 1999 as average cash balances declined during 2000 as compared to 1999. This decrease is due mainly to our capital program (Q4000 vessel construction) combined with the recording of goodwill amortization expense beginning in August, 1999 upon acquiring Aquatica, Inc. Minority interest added back $866,000 in 2000 compared to a reduction of $109,000 in 1999 due to the losses recorded in 2000 by the Cal Dive Aker Dove, a vessel which is jointly owned with Aker Maritime.

     Income Taxes. Income taxes increased to $11.6 million for 2000, compared to $8.5 million in the prior year due to increased profitability. Federal income taxes were provided at 34% in 2000, slightly below the statutory rate of 35%. However, our deduction of Q4000 construction costs as Research and Development expenditures for federal tax purposes resulted in CDI paying no federal income taxes in 2000. Since the deduction of Q4000 construction costs affects financial and taxable income in different years, the entire 2000 provision for federal taxes is reflected as deferred income taxes. In addition, the balance sheet includes a $10.0 million income tax receivable which reflects our amending prior year tax returns to reflect the deduction of such costs (these tax refunds were received in January, 2001).

     Net Income. Net income of $23.3 million for 2000 was $6.4 million, or 38% more than 1999 as a result of factors described above. Diluted earnings per share increased only 31% reflecting the additional shares issued to acquire Aquatica in the third quarter of 1999 and the shares sold in conjunction with the Secondary Offering (Green Shoe).

  Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Revenues. Consolidated revenues of $161.0 million in 1999 were 6% more than the $151.9 million in 1998, with Natural Gas and Oil Production providing all of the increase, while Subsea and Salvage revenues declined $10.9 million from $139.3 million in 1998 to $128.4 million in 1999. Most of this decline is due to the inclusion in 1998 revenues of $8.0 million from the charter of two Coflexip vessels. During 1999, one project, the Cooper field abandonment for EEX Corporation, represented 13% of consolidated revenues. Adding the Cal Dive Aker Dove in September 1999 and acquiring the remaining 55% of Aquatica in August 1999 (and thus consolidating its results from that date forward) added $10.0 million to 1999 revenues, while the subcontracting of derrick and pipelay barges also added $10.0 million in 1999, offsetting declines, including the shortfall created by stacking the Balmoral Sea nearly the entire first half of 1999.

     Natural Gas and Oil Production revenues were $32.5 million in 1999 as compared to $12.6 million in 1998. The increase was due mainly to a rise in production from 4.9 Bcfe to 8.9 Bcfe in 1999 as the number of blocks owned by ERT essentially doubled through property acquisitions during the first four months of 1999. Revenues in 1999 also benefitted from improved average gas prices ($2.35/Mcf compared to $2.12 in 1998), and, to a lesser extent, an increase in oil production and prices and the sale of three offshore leases.

     Gross Profit. Gross profit decreased by $12.0 million, or 24%, from $49.2 million in 1998 to $37.3 million in 1999 despite an $8.4 million increase in Natural Gas and Oil Production gross profit. The decrease in Subsea and Salvage gross profit of $20.4 million is due to the $10.9 million revenue decline discussed above coupled with margins declining from 33% in 1998 to 20% in 1999. In addition to a decline in demand for our services on the OCS in 1999 compared to 1998, the primary reason for the margin decline was our shift to prime contractor on eight major projects during 1999, which include high third-party pass through costs (such costs were 31% of revenues in 1999 compared to 23% in 1998).

     Natural Gas and Oil Production gross profit was $11.9 million in 1999 as compared to $3.5 million in the prior year. The increase was due to the aforementioned production improvement, gas and oil price increases and the gain recorded on the sale of certain offshore blocks during 1999, offset by the write down of the carrying value of three ERT fields in connection with the 1999 well exploitation program.

     Selling and Administrative Expenses. Selling and administrative expenses decreased $2.6 million in 1999 to $13.2 million as compared to $15.8 million in 1998. The primary reason for the decline was the lack of Subsea and Salvage group bonuses due to a decline in profitability and, to a lesser degree, staff reductions effected early in 1999. Offsetting the decline in S&A, consolidation of Aquatica for the final five months of 1999 added $1.2 million. S&A for 1999 includes $3.7 million related to ERT, an increase of $2.2 million over 1998 as we added new people to handle the expansion in operations. That subsidiary's significantly increased income also triggered significantly higher bonus payments under its incentive program. Selling and administrative costs were 8% of revenues in 1999, two margin points better than the 10% achieved in 1998.

     Other Income and Expenses. We recorded $600,000 in 1999 for our share of earnings in Aquatica, compared to $2.6 million in 1998, as Aquatica's results were consolidated with Cal Dive's as a result of our acquisition on August 1, 1999 of the remaining 55% ownership in Aquatica. Net interest income of $849,000 was comparable to the $1.1 million earned in 1998 as we remained relatively debt free throughout both years.

     Income Taxes. Income taxes were $8.5 million in 1999 compared to $13.0 million in 1998 due to decreased profitability. The effective tax rate fell from 35% in 1998 to 33% in 1999 due to expenditures on the development of our Deepwater technology which qualified for research and development credits. Approximately half of the 1999 tax provision was deferred due mainly to increased depreciation in addition to our Deepwater research and development efforts.

     Net Income. Net income decreased 30% in 1999 compared to 1998 as a result of factors described above. Diluted earnings per share decreased slightly more as a result of the additional shares issued in the Aquatica acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded operating activities principally from internally generated cash flow, even during periods of weak industry demand such as 1999 and 2000. We completed an IPO of common stock on July 7, 1997, generating net proceeds to Cal Dive of approximately $39.5 million, which resulted in $15.0 million of cash on hand after paying off all debt outstanding. Since our IPO three and a half years ago, internally generated cash flow, along with proceeds received from the sale and leaseback of the Cal Dive Aker Dove of $20.0 million, has funded approximately $211 million of capital expenditures while enabling us to remain essentially debt free. As of December 31, 2000, we had $76.4 million of working capital (including $47.5 million of cash and equivalents) and $40.1 million of debt outstanding. In August 2000, we closed a

$138.5 million long-term financing for the construction of the Q4000. We also have a $40 million revolving line of credit available with a financial institution.

     Operating Activities. Net cash provided by operating activities was $53.7 million in 2000, as compared to $25.5 million in 1999. This increase was mainly due to increased profitability as well as $23.6 million of funding from the collection of accounts receivable during 2000 as we collected all amounts due on the EEX Cooper abandonment project (the largest contract in our history) during the first quarter. In addition, depreciation and amortization increased $10.1 million to $30.7 million for 2000 due mainly to ERT depletion associated with increased production levels. These increases, along with the aforementioned deferred tax increase, were partially offset by a $22.2 million reduction in the level of funding from accounts payable and accrued liabilities in 2000 compared to 1999. The 1999 levels increased primarily as a result of year-end accruals with respect to the Q4000 construction project and the EEX project.

     Net cash provided by operating activities was $25.5 million in 1999, as compared to $35.7 million provided in 1998. This decrease is primarily the result of decreased profitability and the level of funding required to fund the increases in accounts receivable ($16.9 million required in 1999 compared to $900,000 returned in 1998) which occurred primarily as a result of the terms negotiated with EEX Corporation for the Cooper abandonment project. In addition, depreciation and amortization increased as a result of natural gas and oil properties acquisitions.

     Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the assembly of a fleet of DP vessels, including the Witch Queen, Uncle John, Sea Sorceress, Merlin and Cal Dive Aker Dove, construction of the Q4000, acquisition of Aquatica, improvements to existing vessels and the acquisition of offshore natural gas and oil properties. We have consistently targeted the year 2001 as the time when we expect to see a significant acceleration in Deepwater demand. As a result, we incurred $95.1 million of capital expenditures during 2000 compared to $77.4 million during 1999, a level which was over five times the prior year. Included in the $95.1 million of capital expenditures in 2000 was $61.0 million for the construction of the Q4000 and $8.5 million relating to the conversion of the Sea Sorceress to full dynamic positioning. Also, during the first half of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the OCS. The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells. ERT agreed to a purchase price of $4.9 million, assumed EEX Corporation's prorated share of the abandonment obligation for the acquired interests and entered into a two-year contract to manage the remaining EEX operated properties. During the first four months of 1999, in four separate transactions, ERT acquired interests in 20 blocks in exchange for cash consideration, as well as assumption of the pro rata share of the related decommissioning liabilities. During 1998, ERT acquired interests in six blocks involving two separate fields in exchange for cash, as well as assumption of the pro rata share of the related decommissioning liabilities. In connection with 2000, 1999 and 1998 offshore property acquisitions, ERT assumed net abandonment liabilities of approximately $4,200,000, $19,500,000 and $3,432,000, respectively.

     ERT production activities are regulated by the Federal government and require significant third-party involvement, such as refinery processing and pipeline transportation. We record revenue from our offshore properties net of royalties paid to the Minerals Management Service ("MMS"). Royalty fees paid totaled approximately $11.7 million, $4 million and $2 million for the years ended 2000, 1999 and 1998, respectively. In accordance with Federal regulations that require operators in the Gulf of Mexico to post an areawide bond of $3 million, the MMS has allowed the Company to fulfill such bonding requirements through an insurance policy.

     During 2000, ERT sold a platform and interests in three fields. An ERT operating policy is that we will sell assets (offshore leases, platforms, compressors, etc.) when the expected future revenue stream can be accelerated in a single transaction. The net result of these sales was to add approximately four cents to diluted earnings per share. In 1999, property sales in the third quarter, offset by the write down of carrying value of three ERT fields, added seven cents to earnings. We also sold interests in two fields in 1998 resulting in minimal earnings impact. These sales were structured as Section 1031 "Like Kind" exchanges for tax purposes. Accordingly, the cash received was restricted to use for subsequent acquisitions of additional natural gas and oil properties.

     In June 2000, the DP DSV Balmoral Sea caught fire while dockside in New Orleans, LA as the vessel was being prepared to enter drydock for an extended period. The vessel crew was evacuated and no injuries were reported. The vessel has been deemed a total loss by insurance underwriters. Her book value (approximately $7 million) was fully insured as were all salvage and removal costs. Payments from the insurance companies were received during the fourth quarter of 2000.

     Capital expenditures in 1999 of $77.4 million include, $31.0 million for the construction of the Q4000, $18.9 million for the acquisition of the Cal Dive Aker Dove, $17.0 million for property acquisitions by ERT (internally funded from deferred lease abandonment costs prepaid by the seller in connection with ERT's acquisition of an offshore property and proceeds from the sale of other ERT offshore properties), and cash spent to purchase new engines for the Uncle John.

     In December 1999, a Cal Dive-affiliated company entered into a sale-leaseback of the Cal Dive Aker Dove. Our portion of the proceeds received totaled $20.0 million. The lease, which is accounted for as an operating lease, requires the affiliated company to make quarterly payments of $988,000 and contains a renewal option and options to purchase the vessel for amounts approximating fair market value after 8 1/2 years of the lease term and at the end of the lease term. Terms also include a put and call feature should one of the companies be acquired.

     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of common stock and the sale-leaseback transaction described above. In August 2000, our subsidiary Cal Dive I-Title XI, Inc. closed the long-term financing for construction of the Q4000. This $138.5 million financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by MARAD. At the time the financing closed, we made an initial draw of $40.1 million toward construction costs with an additional draw expected to occur upon delivery of the vessel. The MARAD Debt will be payable in equal semi-annual installments beginning six months after delivery of the newbuild Q4000 and maturing 25 years from such date. It is collateralized by the Q4000 and a guarantee of 50% of the debt by CDI and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (6.67% as of December 31, 2000). For a period up to three years from delivery of the vessel, CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants, including the maintenance of minimum net worth and debt-to-equity requirements.

     We also have a revolving credit facility available which terminates in December 2001 and currently provides for a $40.0 million revolving line of credit. The facility is secured by trade receivables and mortgages on our vessels, prohibits the payment of dividends on our capital stock and contains only one financial covenant (a fixed charge coverage ratio limitation) and a limitation that debt not exceed $120.0 million (excluding the MARAD financing). We drew upon this facility only 134 days during the past three years with maximum borrowing of $11.9 million. Interest on borrowings under the revolving credit agreement is equal to the prime rate with incentive pricing thereafter pursuant to a formula based upon EBITDA (as defined in the revolving credit agreement). Letters of credit are also available under the revolving credit agreement, which we typically use if performance bonds are required or, in certain cases, in lieu of purchasing U.S. Treasury Bonds in conjunction with natural gas and oil property acquisitions.

     In September 2000, CDI completed a Secondary stock offering with Coflexip selling its 7.4 million shares of common stock at $26.31 per share. The over-allotment option was exercised resulting in the Company issuing 609,936 shares of common stock and receiving net proceeds of $14.8 million.

     In October 2000, our Board of Directors declared a two-for-one split of CDI's common stock in the form of a 100% stock distribution on November 13, 2000 to all holders of record at the close of business on

October 30, 2000. All share and per share data in these financial statements have been restated to reflect the stock split.

     The only other financing activity during 2000 and in 1999 and 1998 represents the exercise of employee stock options.

     Capital Commitments. Our Board of Directors has approved a capital budget of up to $150.0 million for the year 2001, with approximately $80.0 million of that associated with the Q4000 and the Sea Sorceress. We have also set aside up to $50 million for production contracting (ERT prospect acquisitions and initial Gunnison development costs), although timing of these events is difficult to predict.

     We recently acquired a working interest in the Gunnison prospect, a Deepwater Gulf oil and natural gas project, in partnership with Kerr-McGee Oil & Gas Corporation, the operator. We have agreed to fund up to $49.0 million in development costs and up to $1.0 million of certain additional costs if the Gunnison prospect is declared a sanctioned project and to convey to the investment partnership any value received from the transfer of any portion of our working interest prior to commencement of the initial production system funding.

     In March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. PDNO offshore personnel, comprising 20 diver/tender teams and marine crews that operate the four DSVs, have been offered employment positions with CDI's wholly-owned subsidiary, Aquatica, Inc.

     In connection with our business strategy, we evaluate acquisition opportunities (including additional vessels as well as interests in offshore natural gas and oil properties). No such acquisitions are currently pending.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable because, at December 31, 2000, the Company was not engaged in any transactions requiring disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   32
Consolidated Balance Sheets -- December 31, 2000 and 1999...   33
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   34
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   35
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   36
Notes to Consolidated Financial Statements..................   37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cal Dive International, Inc.:

     We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal Dive International, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 2001

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 44,838   $ 11,310
  Restricted cash...........................................     2,624      8,686
  Accounts receivable  --
     Trade, net of revenue allowance on gross amounts billed
      of $1,770 and $1,789..................................    42,924     48,191
     Unbilled revenue.......................................     1,902      3,430
  Income tax receivable.....................................    10,014         --
  Other current assets......................................    20,975     16,327
                                                              --------   --------
          Total current assets..............................   123,277     87,944
                                                              --------   --------
Property and equipment......................................   266,102    180,519
  Less -- Accumulated depreciation..........................   (67,560)   (45,862)
                                                              --------   --------
                                                               198,542    134,657
Other assets:
  Goodwill..................................................    12,878     13,792
  Other assets, net.........................................    12,791      7,329
                                                              --------   --------
                                                              $347,488   $243,722
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 25,461   $ 31,834
  Accrued liabilities.......................................    21,435     17,223
  Income taxes payable......................................        --         --
                                                              --------   --------
          Total current liabilities.........................    46,896     49,057
                                                              --------   --------
Long-term debt..............................................    40,054         --
Deferred income taxes.......................................    38,272     16,837
Decommissioning liabilities.................................    27,541     26,956
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 45,885
     and 44,790 shares issued...............................    93,838     73,311
  Retained earnings.........................................   104,638     81,312
  Treasury stock, 13,640 shares, at cost....................    (3,751)    (3,751)
                                                              --------   --------
          Total shareholders' equity........................   194,725    150,872
                                                              --------   --------
                                                              $347,488   $243,722
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net revenues:
  Subsea and salvage........................................  $110,217   $128,435   $139,310
  Natural gas and oil production............................    70,797     32,519     12,577
                                                              --------   --------   --------
                                                               181,014    160,954    151,887
Cost of sales:
  Subsea and salvage........................................    94,104    103,113     93,607
  Natural gas and oil production............................    31,541     20,590      9,071
                                                              --------   --------   --------
     Gross profit...........................................    55,369     37,251     49,209
Selling and administrative expenses.........................    20,800     13,227     15,801
                                                              --------   --------   --------
Income from operations......................................    34,569     24,024     33,408
  Equity in earnings of Aquatica, Inc. .....................        --        600      2,633
  Net interest (income) expense and other...................       554       (849)    (1,103)
                                                              --------   --------   --------
Income before income taxes..................................    34,015     25,473     37,144
  Provision for income taxes................................    11,555      8,465     13,019
  Minority Interest.........................................      (866)       109         --
                                                              --------   --------   --------
       Net income...........................................  $ 23,326   $ 16,899   $ 24,125
                                                              ========   ========   ========
Net income per share:
  Basic.....................................................  $   0.74   $   0.56   $   0.83
  Diluted...................................................      0.72       0.55       0.81
                                                              ========   ========   ========
Weighted average common shares outstanding:
  Basic.....................................................    31,588     30,016     29,098
  Diluted...................................................    32,341     30,654     29,928
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                     COMMON STOCK                 TREASURY STOCK         TOTAL
                                   ----------------   RETAINED   -----------------   SHAREHOLDERS'
                                   SHARES   AMOUNT    EARNINGS   SHARES    AMOUNT       EQUITY
                                   ------   -------   --------   -------   -------   -------------
Balance, December 31, 1997.......  42,690   $52,832   $ 40,288   (13,640)  $(3,751)    $ 89,369
Net income.......................      --        --     24,125        --        --       24,125
Activity in company stock plans,
  net............................     114       149         --        --        --          149
                                   ------   -------   --------   -------   -------     --------
Balance, December 31, 1998.......  42,804    52,981     64,413   (13,640)   (3,751)     113,643
Net income.......................      --        --     16,899        --        --       16,899
Activity in company stock plans,
  net............................     594     4,174         --        --        --        4,174
Acquisition of Aquatica, Inc. ...   1,392    16,156         --        --        --       16,156
                                   ------   -------   --------   -------   -------     --------
Balance, December 31, 1999.......  44,790    73,311     81,312   (13,640)   (3,751)     150,872
Net income.......................      --        --     23,326        --        --       23,326
Activity in company stock plans,
  net............................     485     5,740         --        --        --        5,740
Sale of common stock, net........     610    14,787         --        --        --       14,787
                                   ------   -------   --------   -------   -------     --------
Balance, December 31, 2000.......  45,885   $93,838   $104,638   (13,640)  $(3,751)    $194,725
                                   ======   =======   ========   =======   =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $23,326   $16,899   $24,125
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................   30,730    20,615     9,563
     Deferred income taxes..................................   21,085     4,298     4,469
     Equity in earnings of Aquatica, Inc. ..................       --      (600)   (2,633)
     Gain on sale of gas and oil properties.................   (3,292)   (8,454)     (585)
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................    6,723   (16,918)      937
       Other current assets.................................   (4,298)   (6,468)   (3,919)
       Accounts payable and accrued liabilities.............   (1,030)   21,217     5,536
       Income taxes receivable, net.........................   (7,256)     (430)      599
       Other noncurrent, net................................  (12,287)   (4,660)   (2,395)
                                                              -------   -------   -------
          Net cash provided by operating activities.........   53,701    25,499    35,697
                                                              -------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................  (95,124)  (77,447)  (14,886)
  Restricted cash available for acquisitions................    6,062    (8,222)     (463)
  Investment in Aquatica, Inc. .............................       --       442    (5,023)
  Prepayment of decommissioning liabilities.................       --     7,750        --
  Deposits restricted for salvage operations................      826       (66)    3,262
  Proceeds from sales of property...........................    3,124    28,931       619
  Insurance proceeds from loss of vessel....................    7,118        --        --
                                                              -------   -------   -------
          Net cash used in investing activities.............  (77,994)  (48,612)  (16,491)
Cash flows from financing activities:
  Exercise of stock warrants and options, net...............    2,980     2,043       149
  Sale of common stock, net of transaction costs............   14,787        --        --
  Borrowings under MARAD loan facility......................   40,054        --        --
                                                              -------   -------   -------
          Net cash provided by financing activities.........   57,821     2,043       149
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   33,528   (21,070)   19,355
Cash and cash equivalents:
  Balance, beginning of year................................   11,310    32,380    13,025
                                                              -------   -------   -------
  Balance, end of year......................................  $44,838   $11,310   $32,380
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

     Cal Dive International, Inc. (Cal Dive, CDI or the Company), headquartered in Houston, Texas, owns, staffs and operates nineteen marine construction vessels and a derrick barge in the Gulf of Mexico. The Company provides a full range of services to offshore oil and gas exploration and production and pipeline companies, including underwater construction, well operations, maintenance and repair of pipelines and platforms, and salvage operations. Diving and vessel support services in the shallow water market are provided by Aquatica, Inc., a wholly-owned subsidiary based in Lafayette, Louisiana.

     In September 1992, Cal Dive formed a wholly-owned subsidiary, Energy Resource Technology, Inc. (ERT), to purchase producing offshore oil and gas properties which are in the later stages of their economic lives. ERT is a fully bonded offshore operator and, in conjunction with the acquisition of properties, assumes the responsibility to decommission the property in full compliance with all governmental regulations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Goodwill

     Goodwill is amortized on the straight-line method over its estimated useful life of 25 years. The Company continually evaluates whether subsequent events or circumstances have occurred which indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect recoverability of goodwill.

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

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

     The following is a summary of the components of property and equipment (dollars in thousands):

                                                        ESTIMATED
                                                       USEFUL LIFE     2000       1999
                                                       -----------   --------   --------
Construction in progress.............................      N/A       $111,250   $ 31,341
Vessels..............................................       15         78,776     85,397
Offshore leases and equipment........................      UOP         60,679     49,037
Machinery, equipment and leasehold improvements......        5         15,397     14,744
                                                                     --------   --------
          Total property and equipment...............                $266,102   $180,519
                                                                     ========   ========

     In July 1999, the CDI Board of Directors approved the construction of the Q4000, a newbuild, ultra-deepwater multi-purpose vessel, for a total estimated cost of $150 million. Amounts incurred on this project through the end of 2000 are included in Construction in Progress along with amounts incurred with respect to the conversion of the Sea Sorceress to full dynamic positioning ($120,000 of which related to capitalized interest).

     The cost of repairs and maintenance of vessels and equipment is charged to operations as incurred, while the cost of improvements is capitalized. Total repair and maintenance charges were $4,343,000, $6,031,000 and $8,264,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  Earnings Per Share

     The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents, which were stock options, less the number of treasury shares assumed to be purchased from the proceeds from the exercise of stock options.

  Revenue Recognition

     The Company earns the majority of its subsea service and salvage revenues during the summer and fall months. Revenues are derived from billings under contracts (which are typically of short duration) that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Unbilled revenue represents revenue attributable to work completed prior to year-end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2000 are expected to be billed and collected within one year.

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

  Major Customers and Concentration of Credit Risk

     The market for the Company's products and services is the offshore oil and gas industry. Oil and gas companies make capital expenditures on exploration, drilling and production operations offshore, the level of which is generally dependent on the prevailing view of the future oil and gas prices, which have been characterized by significant volatility in recent years. The Company's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary.

     The percent of consolidated revenue of major customers was as follows:
2000 -- Enron Corporation (13%); 1999 -- EEX Corporation (13%) and 1998
 -- Chevron USA (11%).

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

  Deferred Drydock Charges

     Effective January 1, 1998, the Company changed its method of accounting for regulatory (U.S. Coast Guard, American Bureau of Shipping and Det Norske Veritas) related drydock inspection and certification expenditures. This change was made due to the significant expansion in the composition of the Company's fleet to include more sophisticated dynamically positioned vessels that are capable of working in the Deepwater Gulf of Mexico, a key to Cal Dive's operating strategy. The Company previously expensed inspection and certification costs as incurred; however, effective January 1, 1998, such expenditures are being capitalized and amortized over the 30-month period between regulatory mandated drydock inspections and certification. This predominant industry practice provides better matching of expenses with the period benefitted (i.e., certification to operate the vessel for a 30-month period between required drydock inspections). This change had a $765,000 positive impact on net income, or $0.03 per share, in the Company's 1998 consolidated financial statements.

  Statement of Cash Flow Information

     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. During the years ended December 31, 2000, 1999 and 1998, the Company made no cash payments for interest expense, and made cash payments for federal income taxes of approximately $1,800,000, $4,075,000 and $7,650,000, respectively.

  Reclassifications

     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

3. OFFSHORE PROPERTY TRANSACTIONS:

     During the first quarter of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells. ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. During the first four months of 1999, in four separate transactions, ERT acquired interests in 20 blocks and interests in six blocks involving two separate fields during 1998 in exchange for cash as well as assumption of the pro rata share of the related decommissioning liabilities. In connection with 2000, 1999 and 1998 offshore property acquisitions, ERT assumed net abandonment liabilities estimated at approximately $4,200,000, $19,500,000 and $3,432,000 respectively.

     In April, 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corporation. Kerr-McGee, the operator, has drilled an initial well and sidetrack in 3,200 feet of water at Garden Banks 668, one of three lease blocks that comprise the Gunnison prospect and encountered significant potential reserves. Consistent with CDI's philosophy of avoiding exploratory risk, financing for up to $15 million of the exploratory costs is being provided by an investment partnership, the investors of which are CDI senior management in exchange for a 25% override of CDI's 20% working interest. Once the decision has been made to begin development CDI has the right to participate in field development planning and funding and will collaborate with the working interest owners in the execution of subsea construction work. During the fourth quarter another investment partnership composed of CDI Senior management and industry sources funded the drilling of an exploratory well at ERT's Vermillion 201 field. Effective January 1, 2001, ERT acquired approximately 55% of this investment partnership's interest in the reserves discovered for $2.5 million.

     ERT production activities are regulated by the federal government and require significant third-party involvement, such as refinery processing and pipeline transportation. The Company records revenue from its offshore properties net of royalties paid to the Minerals Management Service ("MMS"). Royalty fees paid totaled approximately $11.7 million, $4 million and $2 million for the years ended 2000, 1999 and 1998, respectively. In accordance with federal regulations that require operators in the Gulf of Mexico to post an areawide bond of $3 million,the MMS has allowed the Company to fulfill such bonding requirements through an insurance policy.

     During 2000, ERT sold a platform and interests in three fields. An ERT operating policy provides for the sale of assets (offshore leases, platforms, compressors, etc.) when the expected future revenue stream can be accelerated in a single transaction. The net result of these sales was to add approximately four cents to diluted earnings per share. In 1999 property sales in the third quarter added seven cents to earnings. We also sold interests in two fields in 1998 resulting in minimal earnings impact. These sales were structured as
Section 1031 "Like Kind" exchanges for tax purposes. Accordingly, the cash received was restricted to use for subsequent acquisitions of additional natural gas and oil properties.

4. ACQUISITION OF AQUATICA, INC.:

     In February 1998, CDI purchased a significant minority equity interest in Aquatica, Inc., a shallow water diving company. CDI accounted for this investment on the equity basis of accounting for financial reporting purposes. The related Shareholder Agreement provided that the remaining shares of Aquatica, Inc. could be converted into Cal Dive shares based on a formula which, among other things, values their shares of Aquatica, Inc. Effective August 1, 1999, 1.4 million shares of common stock of Cal Dive were issued for all of the remaining common stock of Aquatica, Inc. pursuant to these terms. This acquisition was accounted for as a purchase with the acquisition price of $16.2 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The fair value of tangible assets acquired and liabilities

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES assumed was $6.4 million and $2.2 million, respectively. The balance of the purchase price ($12 million) was recorded as excess of cost over net assets acquired (goodwill). Accumulated amortization as of December 31, 2000 and 1999 was $1.2 million and $300,000, respectively. Results of operations for Aquatica, Inc. are consolidated with those of Cal Dive for periods subsequent to August 1, 1999.

5. ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                               2000      1999
                                                              -------   -------
Accrued payroll and related benefits........................  $ 5,520   $ 6,606
Workers' compensation claims................................      559       497
Workers' compensation claims to be reimbursed...............    6,133     6,241
Royalties payable...........................................    4,743     1,649
Other.......................................................    4,480     2,230
                                                              -------   -------
          Total accrued liabilities.........................  $21,435   $17,223
                                                              =======   =======

6. LONG-TERM DEBT:

     In August 2000, the Company closed a long-term financing for construction of the Q4000. This $138.5 million U.S. Government guaranteed financing is pursuant to Title Xl of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). At the time the financing closed, the Company made an initial draw of $40.1 million toward construction costs with additional draws expected in 2001 upon delivery of the vessel.

     The MARAD Debt will be payable in equal semi-annual installments beginning six months after delivery of the newbuild Q4000 and maturing 25 years from such date. It is collateralized by the Q4000 and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (6.67% as of December 31, 2000). For a period up to three years from delivery of the vessel CDI has options to lock-in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants, including the maintenance of minimum net worth and debt-to-equity requirements. The Company is currently in compliance with these covenants.

     Since April 1997, the Company has had a revolving credit facility of $40 million available. The Company drew upon this facility only 134 days during the past three years with maximum borrowing of $11.9 million. Interest rates vary from .5% above prime and 2% above the Eurodollar base rate to prime and 1.25 to
2.50 percent above Eurodollar based on specific provisions set forth in the loan agreement. Covenant restrictions include only a fixed charge ratio. The Company was in compliance with these debt covenants at December 31, 2000.

7. FEDERAL INCOME TAXES:

     Federal income taxes have been provided based on the statutory rate of 35 percent adjusted for items which are allowed as deductions for federal income tax reporting purposes, but not for book purposes. The primary differences between the statutory rate and the Company's effective rate are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Statutory rate..............................................   35%    35%    35%
Research and development tax credits........................   (2)    (3)    (1)
Other.......................................................    1      1      1
                                                               --     --     --
          Effective rate....................................   34%    33%    35%
                                                               ==     ==     ==

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

     Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

                                                               2000      1999     1998
                                                              -------   ------   -------
Current.....................................................  $    --   $4,167   $ 8,550
Deferred....................................................   11,555    4,298     4,469
                                                              -------   ------   -------
                                                              $11,555   $8,465   $13,019
                                                              =======   ======   =======

     Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each as of December 31, 2000 and 1999, is as follows (in thousands):

                                                               2000      1999
                                                              -------   -------
Deferred tax liabilities  --
  Depreciation..............................................  $38,272   $16,837
Deferred tax assets  --
  Reserves, accrued liabilities and other...................   (1,739)     (532)
                                                              -------   -------
          Net deferred tax liability........................  $36,533   $16,305
                                                              =======   =======

     CDI effectively paid no federal taxes in 2000 due to its ability to deduct Q4000 construction costs as research and development for federal tax purposes. We paid $1.8 million during the year, but the amount was refunded in January 2001 upon completing our research and development analysis and filing for the refund. In addition, we filed amended tax returns for 1998 and 1999, deducting such costs, resulting in refunds of $8.2 million which were collected in January, 2001. These amounts are reflected as Income Tax Receivable in the accompanying consolidated balance sheets.

8. COMMITMENTS AND CONTINGENCIES:

  Lease Commitments

     During 1999, CDI acquired Hvide Marine's interest in Cal Dive Aker CAHT I, LLC (CAHT I), the company which owned the Cal Dive Aker Dove (a newbuild DP anchor handling and subsea construction vessel which commenced operations in September 1999) for a total of $18.9 million. CDI effectively owns 56% of CAHT I and, accordingly, results of operations of this company are consolidated in the accompanying financial statements with Aker's share being reflected as minority interest.

     In December, 1999, CAHT I entered into a sale-leaseback of the Cal Dive Aker Dove. Cal Dive's portion of the proceeds received totaled $20 million. The lease, which is accounted for as an operating lease, requires CAHT I to make quarterly payments of $988,000 and contains a renewal option and options to purchase the vessel for amounts approximating fair market value after 8 1/2 years of the lease term and at the end of the lease term.

     The Company occupies several facilities under noncancelable operating leases, with the more significant leases expiring in the years 2004 and 2007. Future minimum rentals under these leases are $2,899,000 at December 31, 2000 with $679,000 due in 2001, $622,000 in 2002, $676,000 in 2003, $516,000 in 2004,
$135,000 in 2005 and $270,000 thereafter. Total rental expense under these operating leases was $721,000, $673,000 and $601,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

  Insurance

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

     In June, 2000 the DP DSV Balmoral Sea caught fire while dockside in New Orleans, LA as the vessel was being prepared to enter drydock for an extended period. The vessel crew was evacuated and no injuries were reported. The vessel has been deemed a total loss by insurance underwriters. Her book value (approximately $7 million) was fully insured as were all salvage and removal costs. Payments from the insurance companies were received during the fourth quarter.

     The Company incurs workers' compensation claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts accrued and receivable from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheet. Such amounts were $6,133,000 and $6,241,000 as of December 31, 2000 and 1999, respectively. See related accrued liabilities at Note 5. The Company has not incurred any significant losses as a result of claims denied by its insurance carriers.

  Litigation

     In 1998, the Company entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress for subsea excavation at the Terra Nova field offshore Canada. Seacore was in turn contracted by Coflexip Stena Offshore Newfoundland Limited, a subsidiary of COFLEXIP (CSO Nfl), as a representative of the consortium of companies contracted to perform services on the project. Due to difficulties with respect to the sea states and soil conditions the contract was terminated. Cal Dive provided Seacore a performance bond of $5 million with respect to the subcontract. No call has been made on this bond. Although CSO Nfl has alleged that the Sea Sorceress was unable to adequately perform the excavation work required under the subcontract, Seacore and the Company believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration.

     In another commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction agreements. Cal Dive has responded alleging EEX Corporation breached various provision of the same contracts and is seeking a declaratory judgment that the defendants are not liable. The Company believes that the outcome of all such proceedings is not likely to have a material adverse effect on its business or financial condition.

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

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

9. EMPLOYEE BENEFIT PLANS:

  Defined Contribution Plan

     The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The Company's contributions and cost are determined annually as 50 percent of each employee's contribution up to 5 percent of the employee's salary. The Company's costs related to this plan totaled $423,000, $375,000 and $431,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Stock-Based Compensation Plans

     During 1995, the Board of Directors and shareholders approved the 1995 Long-Term Incentive Plan (the Incentive Plan). Under the Incentive Plan, a maximum of 10% of the total shares of Common Stock issued and outstanding may be granted to key executives and selected employees who are likely to make a significant positive impact on the reported net income of the Company. The Incentive Plan is administered by a committee which determines, subject to approval of the Compensation Committee of the Board of Directors, the type of award to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The committee may grant stock options, stock appreciation rights, or stock and cash awards. Options granted to employees under the Incentive Plan vest 20% per year for a five year period or 33% per year for a three year period, have a maximum exercise life of three, five or ten years and, subject to certain exceptions, are not transferable.

     During 2000, the Board of Directors approved a "Stock Option in Lieu of Salary Program" for the Company's Chief Executive Officer. Under the terms of the program, the participant may annually elect to receive non-qualified stock options (with an exercise price equal to the closing stock price on the date of grant) in lieu of cash compensation with respect to his base salary and any bonus earned under the annual incentive compensation program. The number of shares granted is determined utilizing the Black Scholes valuation model as of the date of grant with a risk premium included. The participant made such election for 2000 and 2001 resulting in a total of 115,000 shares being granted during 2000 (55,000 of which relate to a bonus earned under the annual incentive compensation program).

     Effective May 12, 1998, the Company adopted a qualified, non-compensatory Employee Stock Purchase Plan ("ESPP"), which allows employees to acquire shares of common stock through payroll deductions over a six month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10 percent of an employee's base salary. Under this plan 25,391 and 22,476 shares of common stock were purchased in the open market at a weighted average share price of $21.55 and $12.19 during 2000 and 1999, respectively.

     The Incentive Plan and ESPP are accounted for using APB Opinion No. 25, and therefore no compensation expense is recorded. If SFAS Statement No. 123 had been used for the accounting of these plans, the Company's pro forma net income for 2000, 1999 and 1998 would have been $21,665,000, $16,218,000 and
$23,735,000, respectively, and the Company's pro forma diluted earnings per share would have been $0.67, $0.53 and $0.80, respectively. These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives of five years, risk-free interest rate assumed to be 5.0 percent in 1998, 5.5 percent in 1999 and 5.0 percent in 2000 and expected volatility to be 59 percent in 1998 and 1999 and 62 percent in 2000. The fair value of shares issued under the ESPP was based on the 15% discount received by the employees.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

     All of the options outstanding at December 31, 2000, have exercise prices as follows: 126,388 shares at $3.95, 684,000 at $4.75, 110,000 shares at $6.50,
145,196 shares at $10.28, 421,420 shares at $18.00, 100,000 shares at $19.50,
150,000 shares at $20.75 and 545,596 shares ranging from $2.25 to $23.72 and a weighted average remaining contractual life of 2.96 years.

     Options outstanding are as follows:

                                 2000                   1999                   1998
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------   --------   ---------   --------   ---------   --------
Options outstanding,
  beginning of year....  1,957,208    $ 5.59    2,089,200    $4.70     1,989,000    $ 4.33
Granted................    810,420     19.26      477,938     6.04       651,700     11.78
Exercised..............   (484,344)     4.24     (585,930)    3.42      (113,500)     2.52
Terminated.............    (44,684)     4.10      (24,000)    2.25      (438,000)    14.12
                         ---------    ------    ---------    -----     ---------    ------
Options outstanding,
  December 31..........  2,238,600    $11.34    1,957,208    $5.59     2,089,200    $ 4.70
Options exercisable,
  December 31..........    518,308    $ 7.10      495,488    $4.30       445,900    $ 3.25
                         =========    ======    =========    =====     =========    ======

     Options granted in 1999 include 287,278 shares issued in connection with the August 1, 1999 acquisition of Aquatica, Inc., which provided for conversion of Aquatica employee stock options into Cal Dive stock options at the same ratio which Aquatica common shares were converted into Cal Dive common shares. Options granted and options terminated under the Incentive Plan include options which were repriced on November 6, 1998. The options which were repriced were originally granted between August 25, 1997 and May 11, 1998 with original exercise prices between $14.19 and $18.63. Options for 330,000 shares were cancelled on November 6, 1998 and a proportionately reduced number of shares (201,700) were reissued at an exercise price of $10.28 per share with a new five year vesting period.

10. COMMON STOCK:

     The Company's amended and restated Articles of Incorporation provide for authorized Common Stock of 120,000,000 shares with no par value per share.

     In October 2000, our Board of Directors declared a two-for-one split of CDI's common stock in the form of a 100% stock distribution on November 13, 2000 to all holders of record at the close of business on October 30, 2000. All share and per share data in these financial statements have been restated to reflect the stock split.

     On April 11, 1997, Coflexip purchased approximately 7.4 million shares of the Company's stock, consisting of approximately 4.2 million shares sold by management of the Company at a price of $4.73 per share. Coflexip agreed to accept approximately 1 million shares of the Company's Common Stock as payment for two ROVs at published retail prices as part of this transaction. In September 2000, CDI completed a Secondary Stock Offering with Coflexip selling its 7.4 million shares of common stock at $26.31 per share. The over-allotment option was exercised resulting in the Company issuing 609,936 shares of common stock and receiving net proceeds of $14.8 million, and the Chief Executive Officer, selling 500,000 shares.

     The Company completed an Initial Public Offering of common stock on July 7, 1997, with the sale of 5.8 million shares at $7.50 per share. Net proceeds to the Company of approximately $39.4 million were used to retire all of its then outstanding long-term indebtedness of $20 million. In May 1998, the Company

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES completed a Secondary Offering of 5.7 million shares of common stock at $16.75 per share on behalf of certain selling shareholders. The Company received no proceeds from the offering.

11. BUSINESS SEGMENT INFORMATION (IN THOUSANDS):

     The following summarizes certain financial data by business segment:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Revenues --
  Subsea and salvage.................................  $110,217   $128,435   $139,310
  Natural gas and oil production.....................    70,797     32,519     12,577
                                                       --------   --------   --------
          Total......................................  $181,014   $160,954   $151,887
                                                       ========   ========   ========
Income from operations --
  Subsea and salvage.................................  $  2,368   $ 15,817   $ 31,440
  Natural gas and oil production.....................    32,201      8,207      1,968
                                                       --------   --------   --------
          Total......................................  $ 34,569   $ 24,024   $ 33,408
                                                       ========   ========   ========
Net interest (income) expense and other --
  Subsea and salvage.................................  $    (63)  $   (264)  $   (705)
  Natural gas and oil production.....................       617       (585)      (398)
                                                       --------   --------   --------
          Total......................................  $    554   $   (849)  $ (1,103)
                                                       ========   ========   ========
Provision for income taxes --
  Subsea and salvage.................................  $    436   $  5,431   $ 12,195
  Natural gas and oil production.....................    11,119      3,034        824
                                                       --------   --------   --------
          Total......................................  $ 11,555   $  8,465   $ 13,019
                                                       ========   ========   ========
Identifiable assets --
  Subsea and salvage.................................  $301,416   $197,570   $142,629
  Natural gas and oil production.....................    46,072     46,152     21,606
                                                       --------   --------   --------
          Total......................................  $347,488   $243,722   $164,235
                                                       ========   ========   ========
Capital expenditures --
  Subsea and salvage.................................  $ 82,697   $ 60,662   $ 10,923
  Natural gas and oil production.....................    12,427     16,785      3,963
                                                       --------   --------   --------
          Total......................................  $ 95,124   $ 77,447   $ 14,886
                                                       ========   ========   ========
Depreciation and amortization --
  Subsea and salvage.................................  $ 11,621   $  9,459   $  6,966
  Natural gas and oil production.....................    19,109     11,156      2,597
                                                       --------   --------   --------
          Total......................................  $ 30,730   $ 20,615   $  9,563
                                                       ========   ========   ========

12. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED):

     The following information regarding the Company's oil and gas producing activities is presented pursuant to SFAS No. 69, "Disclosures About Oil and Gas Producing Activities" (in thousands).

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

  Capitalized Costs

     Aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated are presented below. The Company has no capitalized costs related to unproved properties.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Proved properties being amortized...........................  $ 60,679   $ 49,037
Less -- Accumulated depletion, depreciation and
  amortization..............................................   (35,835)   (19,530)
                                                              --------   --------
          Net capitalized costs.............................  $ 24,844   $ 29,507
                                                              ========   ========

     Included in capitalized costs is the Company's estimate of its proportionate share of decommissioning liabilities assumed relating to these properties. As of December 31, 2000 and 1999, such liabilities totaled $27.5 million and $27.0 million, respectively, and are also reflected as decommissioning liabilities in the accompanying consolidated balance sheets.

  Costs Incurred in Oil and Gas Producing Activities

     The following table reflects the costs incurred in oil and gas property acquisition and development activities during the dates indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
Proved property acquisition costs........................  $ 7,635   $22,610   $5,416
Development costs........................................    8,160     5,002    2,281
                                                           -------   -------   ------
          Total costs incurred...........................  $15,795   $27,612   $7,697
                                                           =======   =======   ======

  Results of Operations For Oil and Gas Producing Activities

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Revenues................................................  $70,797   $32,519   $12,577
Production (lifting) costs..............................   12,432     9,433     6,820
Depreciation, depletion and amortization................   19,109    11,156     2,597
                                                          -------   -------   -------
Pretax income from producing activities.................   39,256    11,930     3,160
Income tax expenses.....................................   11,119     3,034     1,106
                                                          -------   -------   -------
Results of oil and gas producing activities.............  $28,137   $ 8,896   $ 2,054
                                                          =======   =======   =======

  Estimated Quantities of Proved Oil and Gas Reserves

     Proved oil and gas reserve quantities are based on estimates prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2000, have been reviewed by Miller and Lents, Ltd., independent petroleum engineers. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

     As of December 31, 1998, 400 Bbls. of oil and 1,153,300 Mcf. of gas of the Company's proved reserves were undeveloped. As of December 31, 1999, 337,500 Bbls. of oil and 284,800 Mcf. of gas were undeveloped. As of December 31, 2000,
- -0- Bbls. of oil and -0- Mcf. of gas were undeveloped.

                                                                OIL        GAS
RESERVE QUANTITY INFORMATION                                  (MBBLS.)   (MMCF.)
- ----------------------------                                  --------   -------
Total proved reserves at December 31, 1997..................     200      22,245
  Revisions of previous estimates...........................    (123)     (1,706)
  Production................................................     (67)     (4,535)
  Purchases of reserves in place............................      60       6,631
  Sales of reserves in place................................      --        (201)
                                                               -----     -------
Total proved reserves at December 31, 1998..................      70      22,434
  Revisions of previous estimates...........................   1,091      (2,392)
  Production................................................    (339)     (6,819)
  Purchases of reserves in place............................     888      17,218
  Sales of reserves in place................................      (8)     (5,060)
                                                               -----     -------
Total proved reserves at December 31, 1999..................   1,702      25,381
                                                               -----     -------
  Revisions of previous estimates...........................      24       3,024
  Production................................................    (739)    (14,959)
  Purchases of reserves in place............................      99       9,416
  Sales of reserves in place................................      (5)     (1,151)
                                                               -----     -------
Total proved reserves at December 31, 2000..................   1,081      21,711
                                                               =====     =======

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interest in proved oil and gas reserves as of December 31:

                                                          2000       1999      1998
                                                        --------   --------   -------
Future cash inflows...................................  $219,620   $101,686   $47,691
  Future costs  --
     Production.......................................   (42,608)   (30,550)  (17,412)
     Development and abandonment......................   (27,690)   (30,303)  (11,232)
                                                        --------   --------   -------
Future net cash flows before income taxes.............   149,322     40,833    19,047
Future income taxes...................................   (57,018)   (16,191)   (6,477)
                                                        --------   --------   -------
Future net cash flows.................................    92,304     24,642    12,570
Discount at 10% annual rate...........................   (14,591)    (1,799)   (2,414)
                                                        --------   --------   -------
Standardized measure of discounted future net cash
  flows...............................................  $ 77,713   $ 22,843   $10,156
                                                        ========   ========   =======

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

  Changes in Standardized Measure of Discounted Future Net Cash Flows

     Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves are as follows:

                                                          2000       1999      1998
                                                        --------   --------   -------
Standardized measure, beginning of year...............  $ 22,843   $ 10,156   $19,760
Sales, net of production costs........................   (57,720)   (23,086)   (5,757)
Net change in prices, net of production costs.........    87,427     15,968    (4,573)
Changes in future development costs...................    (3,695)    (1,227)   (1,736)
Development costs incurred............................     8,160      5,002     2,281
Accretion of discount.................................     3,785      1,537     2,711
Net change in income taxes............................   (32,996)    (9,776)    2,120
Purchases of reserves in place........................    48,229     31,309     4,403
Sales of reserves in place............................     2,021    (14,456)      (57)
Net change due to revision in quantity estimates......    20,084     (7,591)   (3,192)
Changes in production rates (timing) and other........   (20,425)      (175)   (5,804)
                                                        --------   --------   -------
Standardized measure, end of year.....................  $ 77,713   $ 22,843   $10,156
                                                        ========   ========   =======

13. REVENUE ALLOWANCE ON GROSS AMOUNTS BILLED:

     The following table sets forth the activity in the Company's Revenue Allowance on Gross Amounts Billed for each of the three years in the period ended December 31, 2000 (in thousands):

                                                              2000     1999     1998
                                                             ------   ------   ------
Beginning balance..........................................  $1,789   $1,335   $1,822
Additions..................................................   4,535    1,923    2,998
Deductions.................................................  (4,554)  (1,469)  (3,485)
                                                             ------   ------   ------
Ending balance.............................................  $1,770   $1,789   $1,335
                                                             ======   ======   ======

     See Note 2 for a detailed discussion regarding the Company's accounting policy on the Revenue Allowance on Gross Amounts Billed.

                 CAL DIVE INTERNATIONAL, INC., AND SUBSIDIARIES

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the summer and fall months. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during such period. The following is a summary of consolidated quarterly financial information for 2000 and 1999.

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 2000
  Revenues...............................  $40,109    $39,901     $49,707        $51,297
  Gross profit...........................    8,397     10,418      17,186         19,368
  Net income.............................    3,214      3,660       7,686          8,766
  Net income per share:
     Basic...............................      .10        .12         .24            .27
     Diluted.............................      .10        .11         .24            .27
Fiscal 1999
  Revenues...............................  $26,006    $34,104     $58,470        $42,374
  Gross profit...........................    5,257      5,724      17,955          8,315
  Net income.............................    2,087      2,641       9,017          3,154
  Net income per share:
     Basic...............................      .07        .09         .30            .10
     Diluted.............................      .07        .09         .29            .10

15. SUBSEQUENT EVENTS (UNAUDITED)

     Horizon Offshore. In February 2001, CDI formed a joint venture with Horizon Offshore, Inc. to conduct small diameter reeled pipelay projects in deepwater areas of the U.S. Gulf of Mexico. The two companies will jointly fund the estimated $15 million cost of pipelay equipment to be deployed from CDI's Sea Sorceress. In addition, Horizon will construct a pipe spooling facility at its Port Arthur, Texas shore base.

     In March 2001, the two companies announced that the Alliance Agreement covering operation on the Outer Continental Shelf was extended for the three-year period. Principal features of the Alliance are that CDI provides Dive Support Vessel services behind Horizon pipelay barges while Horizon supplies pipelay, derrick barge and heavy lift capacity to Cal Dive. The Alliance was also expanded to include CDI providing the diving personnel working from Horizon barges, a service Horizon handled internally last year.

     Professional Divers Acquisition. In March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. PDNO offshore personnel, comprising 20 diver/tender teams and marine crews that operate the four DSVs, have been offered employment positions with CDI's wholly-owned subsidiary, Aquatica, Inc.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders. See also "Executive Officers of the Registrant" appearing in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (1) Financial Statements

          The following financial statements included on pages 28 through 45 in this Annual Report are for the fiscal year ended December 31, 2000.

            Independent Auditors' Report.
            Consolidated Balance Sheets as of December 31, 2000 and
              1999.
            Consolidated Statements of Operations for the Years Ended
              December 31, 2000, 1999 and 1998.
            Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 2000, 1999 and 1998.
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000, 1999 and 1998.
            Notes to Consolidated Financial Statements.
            Financial Statement Schedules

     All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

     (2) Report on Form 8-K.

          November 1, 2000.

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

     The following exhibits are filed as part of this Annual Report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Articles of Incorporation of
                            Registrant, incorporated by reference to Exhibit 3.1 to
                            the Form S-1 Registration Statement filed by the Company
                            on May 1, 1997 (Reg. No. 333-26357).
           3.2           -- Bylaws of Registrant, incorporated by reference to
                            Exhibit 3.2 to the Form S-1 Registration Statement filed
                            by the Company on May 1, 1997 (Reg. No. 333-26357).
           4.1           -- Amended and Restated Loan and Security Agreement by and
                            among the Company, ERT and Fleet Capital Corporation
                            (f/n/a Shawmut Capital Corporation) dated as of May 23,
                            1995, incorporated by reference to Exhibit 4.1 to the
                            Form S-1 Registration Statement filed by the Registrant
                            on May 1, 1997 (Reg. No. 333-26357).
           4.2           -- Amendment No. 5 to Loan, incorporated by reference to
                            Exhibit 4.2 to the Form S-1 Registration Statement filed
                            by the Company on May 1, 1997 (Reg. No. 333-26357).
           4.3           -- Form of Common Stock certificate, incorporated by
                            reference to Exhibit 4.1 to the Form S-1 filed by the
                            Company on May 1, 1997 (Reg. No. 333-26357).
         *10.2           -- 2000 Annual Incentive Compensation Program.
          10.3           -- 1995 Long Term Incentive Plan, as amended incorporated by reference to Exhibit 10.3 to the Form S-1 Registration
                            Statement filed by Company on May 1, 1997 (Reg. No.
                            333-26357).
         *10.4           -- Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
                            Incorporated, Citibank N.A. and Citibank International
                            LLC dated as of August 16, 2000.
          10.5           -- Employment Agreement between Owen Kratz and the Company dated February 28, 1999.
          10.6           -- Employment Agreement between Martin R. Ferron and the
                            Company dated February 28, 1999.
          10.7           -- Employment Agreement between S. James Nelson and the
                            Company dated February 28, 1999.
          10.8           -- Employment Agreement between Louis L. Tapscott and the
                            Company dated February 28, 1999.
          21.1           -- Subsidiaries of the Registrant. The Company has four
                            subsidiaries, Energy Resource Technologies, Inc., Cal
                            Dive Offshore, Ltd., Aquatica, Inc. and Cal Dive I-Title
                            XI, Inc.
         *23.1           -- Consent of Arthur Andersen LLP.
         *23.2           -- Consent of Miller and Lents, Ltd.

- ---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements option 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

                                            CAL DIVE INTERNATIONAL, INC.

                                            By:     /s/ A. WADE PURSELL
                                              ----------------------------------
                                                       A. Wade Pursell
                                                 Senior Vice President, Chief
                                                      Financial Officer

March 30, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                   /s/ OWEN KRATZ                      Chairman, Chief Executive        March 30, 2001
- -----------------------------------------------------    Officer and Director
                     Owen Kratz

                /s/ MARTIN R. FERRON                   President, Chief Operating       March 30, 2001
- -----------------------------------------------------    Officer and Director
                  Martin R. Ferron

                 /s/ S. JAMES NELSON                   Vice Chairman and Director       March 30, 2001
- -----------------------------------------------------
                   S. James Nelson

                 /s/ A. WADE PURSELL                   Senior Vice President and        March 30, 2001
- -----------------------------------------------------    Chief Financial Officer
                   A. Wade Pursell

                 /s/ GORDON F. AHALT                   Director                         March 30, 2001
- -----------------------------------------------------
                   Gordon F. Ahalt

             /s/ BERNARD J. DUROC-DANNER               Director                         March 30, 2001
- -----------------------------------------------------
               Bernard J. Duroc-Danner

                /s/ WILLIAM TRANSIER                   Director                         March 30, 2001
- -----------------------------------------------------
                  William Transier

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Articles of Incorporation of
                            Registrant, incorporated by reference to Exhibit 3.1 to
                            the Form S-1 Registration Statement filed by the Company
                            on May 1, 1997 (Reg. No. 333-26357).
           3.2           -- Bylaws of Registrant, incorporated by reference to
                            Exhibit 3.2 to the Form S-1 Registration Statement filed
                            by the Company on May 1, 1997 (Reg. No. 333-26357).
           4.1           -- Amended and Restated Loan and Security Agreement by and
                            among the Company, ERT and Fleet Capital Corporation
                            (f/n/a Shawmut Capital Corporation) dated as of May 23,
                            1995, incorporated by reference to Exhibit 4.1 to the
                            Form S-1 Registration Statement filed by the Registrant
                            on May 1, 1997 (Reg. No. 333-26357).
           4.2           -- Amendment No. 5 to Loan, incorporated by reference to
                            Exhibit 4.2 to the Form S-1 Registration Statement filed
                            by the Company on May 1, 1997 (Reg. No. 333-26357).
           4.3           -- Form of Common Stock certificate, incorporated by
                            reference to Exhibit 4.1 to the Form S-1 filed by the
                            Company on May 1, 1997 (Reg. No. 333-26357).
         *10.2           -- 2000 Annual Incentive Compensation Program.
          10.3           -- 1995 Long Term Incentive Plan, as amended incorporated by reference to Exhibit 10.3 to the Form S-1 Registration
                            Statement filed by Company on May 1, 1997 (Reg. No.
                            333-26357).
         *10.4           -- Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
                            Incorporated, Citibank N.A. and Citibank International
                            LLC dated as of August 16, 2000.
          10.5           -- Employment Agreement between Owen Kratz and the Company dated February 28, 1999.
          10.6           -- Employment Agreement between Martin R. Ferron and the
                            Company dated February 28, 1999.
          10.7           -- Employment Agreement between S. James Nelson and the
                            Company dated February 28, 1999.
          10.8           -- Employment Agreement between Louis L. Tapscott and the
                            Company dated February 28, 1999.
          21.1           -- Subsidiaries of the Registrant. The Company has four
                            subsidiaries, Energy Resource Technologies, Inc., Cal
                            Dive Offshore, Ltd., Aquatica, Inc. and Cal Dive I-Title
                            XI, Inc.
         *23.1           -- Consent of Arthur Andersen LLP.
         *23.2           -- Consent of Miller and Lents, Ltd.

- ---------------

* Filed herewith.