Form 10-Q
period 2001-03-31
CAL DIVE INTERNATIONAL INC
filed 2001-05-15
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended March 31, 2001

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from _____________to ______________


                         -------------------------------

                         Commission File Number: 0-22739

                         -------------------------------


                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)


             Minnesota                               95-3409686
    (State or Other Jurisdiction         (IRS Employer Identification Number)
 of Incorporation or Organization)


                           400 N. Sam Houston Parkway E.
                           Suite 400
                           Houston, Texas 77060
                           (Address of Principal Executive Offices)

                                   (281) 618-0400
                           (Registrant's telephone number,
                                 Including area code)

                            ------------------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

       At May 14, 2001 there were 32,437,247 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

Part I.  Financial Information                                          Page
                                                                        ----
         Item 1.  Financial Statements

         Consolidated Balance Sheets -

             March 31, 2001 and December 31, 2000 .....................   1

         Consolidated Statements of Operations -

             Three Months Ended March 31, 2001 and
               March 31, 2000 .........................................   2

         Consolidated Statements of Cash Flows -

             Three Months Ended March 31, 2001 and
               March 31, 2000 .........................................   3

         Notes to Consolidated Financial Statements ...................   4

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...............   6

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K ....................  10

         Signatures ...................................................  11

                          PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,               Dec. 31,
                                                                2001                    2000
                                                              ---------               ---------
                         ASSETS                              (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                             $  56,693               $  44,838
        Restricted cash                                           2,654                   2,624
        Accounts receivable --
             Trade, net of revenue allowance
                  on gross amounts billed of
                  $2,076 and $1,770                              36,879                  42,924
             Unbilled                                             3,088                   1,902
        Income tax receivable                                         0                  10,014
        Other current assets                                     17,539                  20,975
                                                              ---------               ---------
                    Total current assets                        116,853                 123,277
                                                              ---------               ---------
PROPERTY AND EQUIPMENT                                          294,294                 266,102
        Less - Accumulated depreciation                         (76,710)                (67,560)
                                                              ---------               ---------
                                                                217,584                 198,542
                                                              ---------               ---------
OTHER ASSETS:
        Goodwill                                                 15,523                  12,878
        Other assets, net                                        13,214                  12,791
                                                              ---------               ---------
                                                              $ 363,174               $ 347,488
                                                              =========               =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                      $  25,350               $  25,461
        Accrued liabilities                                      20,282                  21,435
        Income taxes payable                                          0                       0
                                                              ---------               ---------
             Total current liabilities                           45,632                  46,896
LONG-TERM DEBT                                                   40,054                  40,054
DEFERRED INCOME TAXES                                            42,184                  38,272
DECOMMISSIONING LIABILITIES                                      27,575                  27,541
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 120,000 shares
             authorized, 46,031 and 44,885 shares issued         96,068                  93,838
        Retained earnings                                       115,412                 104,638
        Treasury stock, 13,640 shares, at cost                   (3,751)                 (3,751)
                                                              ---------               ---------
             Total shareholders' equity                         207,729                 194,725
                                                              ---------               ---------
                                                              $ 363,174               $ 347,488
                                                              =========               =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended March 31,
                                                  -----------------------------------
                                                    2001                       2000
                                                  --------                   --------
                                                             (unaudited)
NET REVENUES:
        Subsea and salvage                        $ 31,282                   $ 30,338
        Natural gas and oil production              27,200                      9,771
                                                  --------                   --------
                                                    58,482                     40,109
COST OF SALES:
        Subsea and salvage                          25,170                     25,177
        Natural gas and oil production              11,054                      6,535
                                                  --------                   --------
             Gross profit                           22,258                      8,397

SELLING AND ADMINISTRATIVE EXPENSES                  5,607                      4,296
                                                  --------                   --------
INCOME FROM OPERATIONS                              16,651                      4,101

NET INTEREST (INCOME) AND OTHER                        291                       (200)
                                                  --------                   --------
INCOME BEFORE INCOME TAXES                          16,360                      4,301
        Provision for income taxes                   5,726                      1,505
        Minority interest                             (140)                      (418)
                                                  --------                   --------
NET INCOME                                        $ 10,774                   $  3,214
                                                  ========                   ========
EARNINGS PER COMMON SHARE:
        Basic                                     $   0.33                   $   0.10
        Diluted                                   $   0.33                   $   0.10
                                                  ========                   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                       32,308                     31,220
        Diluted                                     33,072                     32,014
                                                  ========                   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             2001               2000
                                                                           --------            --------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                         $ 10,774            $  3,214
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                                   10,394               5,470
             Deferred income taxes                                            3,912                 143
        Changes in operating assets and liabilities:
             Accounts receivable, net                                         4,137              21,438
             Other current assets                                             4,312              (3,482)
             Accounts payable and accrued liabilities                          (265)            (11,413)
             Income taxes payable/receivable                                  9,323                 140
             Other non-current, net                                          (1,980)             (3,617)
                                                                           --------            --------
                    Net cash provided by operating activities                40,607              11,893
                                                                           --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                (19,655)            (19,151)
        Purchase of Professional Divers of New Orleans, Inc.                (11,500)                  0
        Restricted cash                                                         (30)              8,648
        Deposits restricted for salvage operations                              782                   0
        Minority interest in Cal Dive Aker Dove                                (140)               (418)
                                                                           --------            --------
                    Net cash provided by (used in) investing activities     (30,543)            (10,921)
                                                                           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Exercise of stock options                                             1,791               2,150
                                                                           --------            --------
                    Net cash provided by financing activities                 1,791               2,150
                                                                           --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    11,855               3,122
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                         44,838              11,310
                                                                           --------            --------
        Balance, end of period                                             $ 56,693            $ 14,432
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.


Note 2 - Professional Divers Acquisition

In March, 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. PDNO offshore personnel, comprising 20 diver/tender teams and marine crews that operate the four DSVs, were offered employment positions with CDI's wholly-owned subsidiary, Aquatica, Inc., most of which accepted the offer. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The fair value of tangible asset acquired and liabilities assumed was $8.7 million and $0, respectively. The balance of the purchase price ($2.8 million) was recorded as excess of cost over net assets acquired (goodwill) and will be amortized over its estimated remaining useful life of 25 years.


Note 3 - Horizon Offshore

In February, 2001, CDI formed a joint venture with Horizon Offshore, Inc. to conduct small diameter reeled pipelay projects in deepwater areas of the U.S. Gulf of Mexico. The two companies will fund the estimated $15 million cost of pipelay equipment to be deployed from CDI's Sea Sorceress. In addition, Horizon will construct a pipe spooling facility at its Port Arthur, Texas shore base.

In March, 2001, the two companies announced that the Alliance Agreement covering operation on the Outer Continental Shelf was extended for a three-year period. Principal features of the Alliance are that CDI provides Dive Support Vessel services behind Horizon pipelay barges while Horizon supplies pipelay, derrick barge and heavy lift capacity to Cal Dive. The Alliance was also expanded to include CDI providing the diving personnel working from Horizon barges, a service Horizon handled internally last year.


Note 4 - Business Segment Information (in thousands)

                                       March 31, 2001        December 31, 2000
                                       --------------        -----------------
                                        (unaudited)
Identifiable Assets --
     Subsea and Salvage                   $324,728               $301,416
     Natural Gas and Oil Production         38,446                 46,072
                                          --------               --------
          Total                           $363,174               $347,488
                                          ========               ========


Note 5 - Subsequent Event - Acquisition of Deepwater Vessel

In May 2001, Cal Dive acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking). The 240 foot by 52 foot vessel is DP-2 class similar to the Witch Queen. The Mystic Viking replaces the Balmoral Sea (lost last year to fire) and the Cal Dive Aker Dove (Cal Dive's ownership was transferred to Aker effective April 1, 2001). A major upgrade program to install construction and diving related equipment below deck is planned for the first quarter of 2002.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 and 2000

         Revenues. During the three months ended March 31, 2001, the Company's revenues increased 46% to $58.5 million compared to $40.1 million for the three months ended March 31, 2000. The increase was generated by the Natural Gas and Oil Production segment. In the Subsea and Salvage segment stronger than anticipated demand on the OCS, where utilization of our DSV's was 67% versus 42% in the first quarter of 2000, was sufficient to absorb a $5.6 million decline in revenues generated by our DP fleet. The DP fleet decrease was due mainly to the loss of the Balmoral Sea in June, 2000 and first quarter 2000 contributions from two major deepwater projects (Exxon Diana installation and EEX Cooper decommissioning).

         Natural gas and oil production revenue for the three months ended March 31, 2001 increased $17.4 million to $27.2 million from $9.8 million during the comparable prior year period. The increase was due to higher levels of production (4.3 Bcfe in the first quarter of 2001 versus 3.3 Bcfe in the comparable quarter of 2000) coupled with an increase in average gas prices from $2.73/mcfe realized in the first quarter of 2000 compared to $6.00/mcfe ($6.50/mcf of natural gas and $27.30 per barrel of oil) in the first quarter of 2001.

         Gross Profit. Gross profit of $22.3 million for the first quarter of 2001 represents a 165% increase compared to the $8.4 million recorded in the comparable prior year period due to the aforementioned revenue increase in Natural Gas and Oil Production. Margins also improved from 21% during the first quarter of 2000 to 38% during the first quarter of 2001. The margin increase is due mainly to Natural Gas and Oil Production margins improving 26 points to 59% for the three months ended March 31, 2001 from 33% during the comparable prior year period. Margins of Subsea and Salvage of 20% improved from 17% in the year ago quarter.

         Natural gas and oil production gross profit increased $12.9 million from $3.2 million in the first quarter of 2000 to $16.1 million for the three months ended March 31, 2001, due to the aforementioned increases in average gas prices and production.

         Selling & Administrative Expenses. Selling and administrative expenses were $5.6 million in the first quarter of 2001, which is 30% more than the $4.3 million incurred in the first quarter of 2000 due mainly to the ERT employee incentive program which tracks that subsidiary's significantly improved operating results.

         Net Interest. The Company reported net interest expense and other of $291,000 for the three months ended March 31, 2001 in contrast to $200,000 of net interest income and other for the three months ended March 31, 2000. The change between periods is due to the reduction in cash balances (net of MARAD debt) as a result of our CAPEX program (Q4000 vessel construction and Sea Sorceress conversion), combined with the amortization of non-compete agreements and additional goodwill amortization.

         Income Taxes. Income taxes increased to $5.7 million for the three months ended March 31, 2001 compared to $1.5 million in the comparable prior year period due to increased profitability.

         Net Income. Net income of $10.8 million for the three months ended March 31, 2001 was $7.6 million, or 235%, more than the comparable period in 2000 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998/1999. The Company completed an initial public offering of common stock on July 7, 1997, with the net proceeds of approximately $39.5 million resulting in $15 million of cash on hand after paying off all debt outstanding. The following three years internally generated cash flow, along with proceeds received from the sale and leaseback of the Cal Dive Aker Dove of $20.0 million, funded approximately $164 million of capital expenditures while enabling the Company to remain essentially debt free. During the third quarter of 2000 we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million on a total commitment of $138.5 million. No subsequent draws have occurred. Through March 31, 2001, we have funded over $100 million of the newbuild vessel's construction costs. Significant internally generated cash flow in the first quarter of 2001 coupled with the collection of a $10 million tax refund resulted in cash balances increasing to $56.7 million as of March 31, 2001.

         Operating Activities. Net cash provided by operating activities was $40.6 million during the three months ended March 31, 2001, as compared to $11.9 million during the first three months of 2000. This increase was due mainly to increased profitability and collection of a $10 million tax refund from the Internal Revenue Service (reflected in Changes in Income Taxes Payable/Receivable) relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes, offset by a $17.3 million decrease in funding from accounts receivable collections during the first three months of 2001 compared to the first three months of 2000 when we collected all amounts due on the EEX Cooper abandonment project (the largest contract ever in CDI's history) during the first quarter of 2000. In addition, depreciation and amortization increased $4.9 million to $10.4 million for the first quarter of 2001 due mainly to ERT depletion as a result of the increased production.

         Investing Activities. The Company incurred $19.7 million of capital expenditures during the first three months of 2001 compared to $19.2 million during the comparable prior year period. Included in the $19.7 million of capital expenditures in the first three months of 2001 is $9.2 million for the construction of the Q4000 and $6.2 million relating to the Sea Sorceress DP conversion project. In March, 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems.

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

         Financing Activities. The only financing activity during the first quarters of 2001 and 2000 represents exercise of employee stock options.

         Capital Commitments. Our Board of Directors has approved a capital budget of up to $150 million for the year 2001, with approximately $80 million of that associated with the Q4000 and the Sea Sorceress. We have also set aside up to $50 million for production contracting (ERT prospect acquisitions and initial Gunnison development costs), although timing of these events is difficult to predict. In May 2001, we acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking) for an undisclosed sum of cash. This purchase is in addition to the $150 million approved capital budget. In order to fund the remaining approved capital expenditures, we estimate that an additional $40 - $50 million be drawn on the MARAD debt given the significant cash reserves available and the additional cash flow we expect to generate in 2001.

         During 2000, ERT acquired a 20% working interest in the Gunnison prospect, a Deepwater project that has encountered significant potential reserves, in partnership with Kerr-McGee Oil & Gas Corporation, the operator. Consistent with CDI's philosophy of avoiding exploratory risk, financing for up to $15 million of the exploratory costs is being provided by an investment partnership, the investors of which are CDI senior management, in exchange for a 25% override of CDI's 20% working interest. Cal Dive has agreed to fund up to $49 million in development costs and up to $1 million of certain additional costs if the Gunnison prospect is declared a sanctioned project.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              None


         (b)  Reports on Form 8-K -

              Current Report on Form 8-K filed February 15, 2001 to report the Company's 2000 fourth quarter financial results and its forecasted results for the quarter ending March 31, 2001 and year ending December 31, 2001.

              Current Report on Form 8-K filed May 3, 2001 to report the Company's 2001 first quarter financial results and its forecasted results for the quarter ending June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAL DIVE INTERNATIONAL, INC.



Date: May 15, 2001                      By:   /s/  S. JAMES NELSON
                                            ___________________________________
                                            S. James Nelson, Vice Chairman




Date: May 15, 2001                      By:   /s/   A. WADE PURSELL
                                            ___________________________________
                                            A. Wade Pursell, Senior Vice
                                            President, Chief Financial Officer