Form 10-Q
period 2001-06-30
CAL DIVE INTERNATIONAL INC
filed 2001-08-14
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                  for the quarterly period ended June 30, 2001

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from _____________to ______________

                                   ----------

                         Commission File Number: 0-22739

                                   ----------

                          Cal Dive International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Minnesota                                   95-3409686
 (State or Other Jurisdiction of                      (IRS Employer
 Incorporation or Organization)                   Identification Number)

                        400 N. Sam Houston Parkway E.
                        Suite 400
                        Houston, Texas 77060
                        (Address of Principal Executive Offices)

                                 (281) 618-0400
                         (Registrant's telephone number,
                              Including area code)

                                   ----------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]          No       [ ]

       At August 14, 2001 there were 32,543,677 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I. Financial Information                                                     Page
Item 1. Financial Statements

Consolidated Balance Sheets -

       June 30, 2001 and December 31, 2000..........................................1

Consolidated Statements of Operations -

       Three Months Ended June 30, 2001 and
            June 30, 2000...........................................................2

       Six Months Ended June 30, 2001 and
            June 30, 2000...........................................................3

Consolidated Statements of Cash Flows -

       Six Months Ended June 30, 2001 and
            June 30, 2000...........................................................4

Notes to Consolidated Financial Statements..........................................5

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................7

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K...........................................12

Signatures.........................................................................13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements


                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 June 30,         Dec. 31,
                                                                   2001             2000
                                                               -------------    -------------
                         ASSETS                                 (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                              $      23,472    $      44,838
        Restricted cash                                                    0            2,624
        Accounts receivable --
             Trade, net of revenue allowance
                  on gross amounts billed of
                  $2,181 and $1,770                                   41,466           42,924
             Unbilled                                                  3,028            1,902
        Income tax receivable                                              0           10,014
        Other current assets                                          18,184           20,975
                                                               -------------    -------------
                    Total current assets                              86,150          123,277
                                                               -------------    -------------

PROPERTY AND EQUIPMENT                                               339,270          266,102
        Less - Accumulated depreciation                              (82,400)         (67,560)
                                                               -------------    -------------
                                                                     256,870          198,542
                                                               -------------    -------------
OTHER ASSETS:
        Goodwill                                                      15,340           12,878
        Other assets, net                                             13,554           12,791
                                                               -------------    -------------
                                                               $     371,914    $     347,488
                                                               =============    =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                       $      21,640    $      25,461
        Accrued liabilities                                           19,514           21,435
        Income taxes payable                                               0                0
                                                               -------------    -------------
             Total current liabilities                                41,154           46,896
LONG-TERM DEBT                                                        40,054           40,054
DEFERRED INCOME TAXES                                                 45,461           38,272
DECOMMISSIONING LIABILITIES                                           27,389           27,541
SHAREHOLDERS' EQUITY:
        Common stock, no par, 120,000 shares
             authorized, 46,184 and 44,885 shares issued              98,649           93,838
        Retained earnings                                            122,958          104,638
        Treasury stock, 13,640 shares, at cost                        (3,751)          (3,751)
                                                               -------------    -------------
             Total shareholders' equity                              217,856          194,725
                                                               -------------    -------------
                                                               $     371,914    $     347,488
                                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                     2001             2000
                                                 -------------   -------------
                                                          (unaudited)
NET REVENUES:
        Subsea and salvage                       $      32,577   $      23,970
        Natural gas and oil production                  16,209          15,931
                                                 -------------   -------------
                                                        48,786          39,901

COST OF SALES:
        Subsea and salvage                              23,654          21,583
        Natural gas and oil production                   8,218           7,900
                                                 -------------   -------------
             Gross profit                               16,914          10,418


SELLING AND ADMINISTRATIVE EXPENSES                      4,863           4,953
                                                 -------------   -------------

INCOME FROM OPERATIONS                                  12,051           5,465

NET INTEREST (INCOME) AND OTHER                            442              27
                                                 -------------   -------------

INCOME BEFORE INCOME TAXES                              11,609           5,438
        Provision for income taxes                       4,063           1,904
        Minority interest                                    0            (126)
                                                 -------------   -------------
NET INCOME                                       $       7,546   $       3,660
                                                 =============   =============

EARNINGS PER COMMON SHARE:
        Basic                                    $        0.23   $        0.12
        Diluted                                  $        0.23   $        0.11
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                           32,470          31,422
        Diluted                                         33,212          32,310
                                                 =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     2001              2000
                                                 -------------    -------------
                                                          (unaudited)
NET REVENUES:
        Subsea and salvage                       $      63,859    $      54,308
        Natural gas and oil production                  43,409           25,702
                                                 -------------    -------------
                                                       107,268           80,010

COST OF SALES:
        Subsea and salvage                              48,824           46,760
        Natural gas and oil production                  19,272           14,435
                                                 -------------    -------------
             Gross profit                               39,172           18,815

SELLING AND ADMINISTRATIVE EXPENSES                     10,470            9,249
                                                 -------------    -------------

INCOME FROM OPERATIONS                                  28,702            9,566

NET INTEREST (INCOME) AND OTHER                            733             (173)
                                                 -------------    -------------

INCOME BEFORE INCOME TAXES                              27,969            9,739
        Provision for income taxes                       9,789            3,409
        Minority interest                                 (140)            (544)
                                                 -------------    -------------
NET INCOME                                       $      18,320    $       6,874
                                                 =============    =============

EARNINGS PER COMMON SHARE:
        Basic                                    $        0.55    $        0.22
        Diluted                                  $        0.55    $        0.21
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                           33,130           31,320
        Diluted                                         33,388           32,208
                                                 =============    =============








The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                     Six Months Ended June 30,
                                                                                   ------------------------------
                                                                                       2001              2000
                                                                                   -------------    -------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                 $      18,320    $       6,874
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                                                18,782           13,076
             Deferred income taxes                                                         7,189              205
        Changes in operating assets and liabilities:
             Accounts receivable, net                                                       (390)          17,700
             Other current assets                                                          3,656           (1,740)
             Accounts payable and accrued liabilities                                     (4,707)          (6,045)
             Income taxes payable/receivable                                              10,066            2,845
             Other non-current, net                                                       (6,579)          (9,419)
                                                                                   -------------    -------------
                    Net cash provided by operating activities                             46,337           23,496
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                             (63,237)         (47,390)
        Purchase of Professional Divers of New Orleans, Inc.                             (11,500)               0
        Restricted cash                                                                    2,622            8,188
        (Purchase) release of deposits restricted for salvage operations                     782            1,713
                                                                                   -------------    -------------
                    Net cash used in investing activities                                (71,333)         (37,489)
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under term loan facility                                                    0            1,090
        Exercise of stock options                                                          3,630            1,593
                                                                                   -------------    -------------
                    Net cash provided by financing activities                              3,630            2,683
                                                                                   -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (21,366)         (11,310)
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                                      44,838           11,310
                                                                                   -------------    -------------
        Balance, end of period                                                     $      23,472    $           0
                                                                                   =============    =============








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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.


Note 2 - Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for 2002. Cal Dive is currently evaluating the possible effects of the adoption of this standard on its financial position and results of operations.


Note 3 - Professional Divers Acquisition

In March, 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. PDNO offshore personnel, comprising 20 diver/tender teams and marine crews that operate the four DSVs, were offered employment positions with CDI's wholly-owned subsidiary, Aquatica, Inc., most of which accepted the offer. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The fair value of tangible asset acquired and liabilities assumed was $8.7 million and $0, respectively. The balance of the purchase price ($2.8 million) was recorded as excess of cost over net assets acquired (goodwill) and is currently being amortized over its estimated remaining useful life of 25 years.


Note 4 - Horizon Offshore

In February, 2001, CDI formed a joint venture with Horizon Offshore, Inc. to conduct small diameter reeled pipelay projects in deepwater areas of the U.S. Gulf of Mexico. The two companies are funding the estimated $15 million cost of pipelay equipment to be deployed from CDI's Sea Sorceress. In addition, Horizon is constructing a pipe spooling facility at its Port Arthur, Texas shore base.

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


Note 5 - Business Segment Information (in thousands)


                                                           June 30, 2001   December 31, 2000
                                                          ---------------  -----------------
                                                            (unaudited)
Identifiable Assets --
     Subsea and Salvage                                   $       338,874   $       301,416
     Natural Gas and Oil Production                                33,040            46,072
                                                          ---------------   ---------------
          Total                                           $       371,914   $       347,488
                                                          ---------------   ---------------


Note 6 - Acquisition of Deepwater Vessel

In May 2001, Cal Dive acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking). The 240 foot by 52 foot vessel is DP-2 class, similar to the Witch Queen. The Mystic Viking replaces the Balmoral Sea (lost last year to fire) and the Cal Dive Aker Dove (Cal Dive's ownership was transferred to Aker effective April 1, 2001). A major upgrade program to install construction and diving related equipment below deck is planned for the first quarter of 2002.

Note 7 - Subsequent Event - MARAD Debt

In August 2001, the Company drew an additional $38.5 million on the MARAD debt taking Cal Dive's total outstanding debt on this $138.5 million commitment to $78.5 million.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 and 2000


       Revenues. During the three months ended June 30, 2001, the Company's revenues increased 22% to $48.8 million compared to $39.9 million for the three months ended June 30, 2000. The increase was generated primarily by the Subsea and Salvage segment. In the Subsea and Salvage segment an increase in DSV construction activity on the Outer Continental Shelf ($7.6 million) and our DP vessels working at near full utilization ($3 million) easily offset a decline in salvage activity ($2 million).

       Natural gas and oil production revenue for the three months ended June 30, 2001 increased slightly to $16.2 million from $15.9 million during the comparable prior year period. The increase was due to a higher average realized natural gas price of $4.50 per mcf versus $3.40 during the second quarter of 2000. This more than offset a decline in production from 4.2 Bcfe in the second quarter of 2000 to 3.55 Bcfe during the three months ended June 30, 2001. Realized oil prices remained relatively constant at $26.20 per barrel during the second quarter of 2001 versus $26.50 during the comparable prior year quarter.

       Gross Profit. Gross profit of $16.9 million for the second quarter of 2001 represents a 62% increase compared to the $10.4 million recorded in the comparable prior year period due to the aforementioned revenue increase in Subsea and Salvage segment activity. Margins also improved from 26% during the second quarter of 2000 to 35% during the second quarter of 2001. The margin increase is due to the marine construction activities, specifically improved pricing and outstanding offshore performance on turnkey projects.

       Natural gas and oil production gross profit was relatively unchanged at $
8.0 million in the second quarter of 2001 compared to the three months ended June 30, 2000, due to the aforementioned increases in average gas prices offsetting the production decline as margins remained near the 50% level.

       Selling & Administrative Expenses. Selling and administrative expenses were $4.9 million in the second quarter of 2001, which is just below the $5.0 million incurred in the second quarter of 2000. With the increase in revenues, this had the effect of adding two percentage points to operating margins.

       Net Interest. The Company reported net interest expense and other of $442,000 for the three months ended June 30, 2001 in contrast to $27,000 for the three months ended June 30, 2000. The increase between periods is due to the reduction in cash balances (net of MARAD debt) as a result of our CAPEX program (Q4000 vessel construction and Sea Sorceress conversion), combined with the amortization of non-compete agreements and additional goodwill amortization.

       Income Taxes. Income taxes increased to $4.1 million for the three months ended June 30, 2001 compared to $1.9 million in the comparable prior year period due to increased profitability.

       Net Income. Net income of $7.5 million for the three months ended June 30, 2001 was $3.9 million, or 106%, more than the comparable period in 2000 as a result of factors described above.



Comparison of Six Months Ended June 30, 2001 and 2000

       Revenues. During the six months ended June 30, 2001, the Company's revenues increased 34% to $107.3 million compared to $80.0 million for the six months ended June 30, 2000 with the Natural Gas and Oil Production segment contributing $17.7 million of the increase and the Subsea and Salvage segment contributing the remaining $9.6 million increase. In the Subsea and Salvage segment stronger demand for construction activity on the Outer Continental Shelf was more than enough to absorb a $2.5 million decline in revenue generated by our DP fleet (due mainly to the loss of the Balmoral Sea in June, 2000) and a $1.2 million decline in salvage activity.

       Natural gas and oil production revenue for the six months ended June 30, 2001 increased 69% to $43.4 million from $25.7 million during the comparable prior year period due to a 84% increase in average realized natural gas prices from $3.10 per mcf during the first half of 2000 compared to $5.70 per mcf during the first six months of 2001 and a slight increase (4%) in production from 7.5 Bcfe in the first half of 2000 compared 7.8 Bcfe during the first half of 2001.

       Gross Profit. Gross profit of $39.2 million for the first half of 2001 was 108% better than the $18.8 million gross profit recorded in the comparable prior year period due mainly to the revenue improvement as well as a 13 point improvement in margins (36.5% the first half of 2001 versus 23.5% in the comparable prior year period). Subsea and Salvage margins improved from 14% for the first half of 2000 to 23% during the first half of 2001 due mainly to the aforementioned increase in marine construction activity and excellent offshore performance during the second quarter of 2001.

       Natural gas and oil production gross profit increased $12.9 million from $11.3 million in the first half of 2000 to $24.1 million for the six months ended June 30, 2001 (and margins improved from 44% to 56%), due to the aforementioned commodity pricing improvements.

       Selling & Administrative Expenses. Selling and administrative expenses were $10.5 million in the first half of 2001, which is 13% more than the $9.2 million incurred in the first half of 2000 due mainly to the ERT employee incentive program which tracks that subsidiary's significantly improved operating results.

       Net Interest. The Company reported net interest expense and other of $733,000 for the six months ended June 30, 2001 in contrast to $173,000 of net interest income and other for the six months ended June 30, 2000 as average cash balances (net of MARAD financing) declined during the first half of 2001 as compared to the first half of 2000 due mainly to the Company's capital spending program (Q4000 vessel construction and Sea Sorceress upgrade).

       Income Taxes. Income taxes increased to $9.8 million for the six months ended June 30, 2001, compared to $3.4 million in the comparable prior year period due to increased profitability.

         Net Income. Net income of $18.3 million for the six months ended June 30, 2001 was $11.4 million, or 167%, more than the comparable period in 2000 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as 1992 and 1998/1999. The Company completed an initial public offering of common stock on July 7, 1997, with the net proceeds of approximately $39.5 million resulting in $15 million of cash on hand after paying off all debt outstanding. The following three years internally generated cash flow, along with proceeds received from the sale and leaseback of the Cal Dive Aker Dove of $20.0 million, funded approximately $164 million of capital expenditures while enabling the Company to remain essentially debt free. During the third quarter of 2000 we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million on a total commitment of $138.5 million. Through June 30, 2001, we have funded over $115 million of the newbuild vessel's construction costs. Significant internally generated cash flow in the first half of 2001 coupled with the collection of a $10 million tax refund enabled us to acquire the Mystic Viking (a 240 foot DP vessel) and Professional Divers of New Orleans, Inc. maintaining cash balances of $23.5 million as of June 30, 2001.

       Operating Activities. Net cash provided by operating activities was $46.3 million during the six months ended June 30, 2001, as compared to $23.5 million during the first six months of 2000. This increase was due mainly to increased profitability and collection of a $10 million tax refund from the Internal Revenue Service (reflected in Changes in Income Taxes Payable/Receivable) relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes, offset by a $18.1 million decrease in funding from accounts receivable collections during the first six months of 2001 compared to the first six months of 2000 when we collected all amounts due on the EEX Cooper abandonment project (the largest contract ever in CDI's history) during the first quarter of 2000. In addition, depreciation and amortization increased $5.7 million to $18.8 million for the first half of 2001 due mainly to ERT depletion as a result of the increased production.

       Investing Activities. The Company incurred $63.2 million of capital expenditures during the first six months of 2001 compared to $47.4 million during the comparable prior year period. Included in the $63.2 million of capital expenditures in the first six months of 2001 is $23.4 million for the construction of the Q4000 and $14.5 million relating to the Sea Sorceress DP conversion project. In addition, in May 2001, Cal Dive acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking) for cash. The remaining capital expenditures relate primarily to rig recompletion and exploitation work of ERT. In March, 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems.

       Included in the $47.4 million of capital expenditures in the first half of 2000 was $33 million for the construction of the Q4000. Also during the first quarter of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells currently producing 23 mmcf per day (13 mmcf net). ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. In connection with this transaction, $8.2 million of previously restricted funds were utilized in the acquisition (these funds were obtained in late 1999 from the sale of properties qualifying as "Like-Kind Exchanges" for tax purposes).

       Financing Activities. The only financing activity during the first half of 2001 represents exercise of employee stock options. On June 30, 2000 the Company drew $1.1 million on its Revolving Credit Facility to prepay certain vendors. The only other financing activity during the first of 2000 represents exercise of employee stock options.

       Capital Commitments. Our Board of Directors has approved a capital budget of up to $150 million for the year 2001, with approximately $80 million of that associated with the Q4000 and the Sea Sorceress. We have also set aside up to $50 million for production contracting (ERT prospect acquisitions and initial Gunnison development costs), although timing of these events is difficult to predict. In May 2001, we acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking) for an undisclosed sum of cash. This purchase is in addition to the $150 million approved capital budget. In June, 2001, we reached an agreement with Amfels Shipyard to further enhance the Q4000's deepwater capabilities by adding well completions capability. This upgrade will result in additional capital expenditures of $30 million in addition to the $150 million previously budgeted. Delivery of the Q4000 is now scheduled for the end of the first quarter of 2002. In August, 2001, we drew an additional $38.5 million on the MARAD debt taking our total outstanding debt on this $138.5 million commitment to $78.5 million.

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




                                        CAL DIVE INTERNATIONAL, INC.




Date:  August 14, 2001                  By:  /s/ S. JAMES NELSON
                                           ------------------------------------
                                            S. James Nelson,  Vice Chairman


Date:  August 14, 2001                  By: /s/ A. WADE PURSELL
                                           ------------------------------------
                                           A. Wade Pursell,
                                           Senior Vice President
                                           Chief Financial Officer