Form 10-Q
period 2001-09-30
CAL DIVE INTERNATIONAL INC
filed 2001-11-14
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                for the quarterly period ended September 30, 2001

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

       At November 14, 2001 there were 32,574,750 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

                                                                                                       Page
Part I.   Financial Information

          Item 1.    Financial Statements

          Consolidated Balance Sheets -

                 September 30, 2001 and December 31, 2000................................................1

          Consolidated Statements of Operations -

                 Three Months Ended September 30, 2001 and
                      September 30, 2000.................................................................2

                 Nine Months Ended September 30, 2001 and
                      September 30, 2000.................................................................3

          Consolidated Statements of Cash Flows -

                 Nine Months Ended September 30, 2001 and
                      September 30, 2000.................................................................4

          Notes to Consolidated Financial Statements.....................................................5

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................................................8

Part II:             Other Information

          Item 6.    Exhibits and Reports on Form 8-K...................................................13

          Signatures....................................................................................14

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         Sept. 30,          Dec. 31,
                                                                           2001              2000
                                                                       ------------      ------------
                         ASSETS                                         (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                      $     36,854      $     44,838
        Restricted Cash                                                       1,489             2,624
        Accounts receivable --
             Trade, net of revenue allowance on gross
                  amounts billed of $3,153 and $1,770                        44,519            42,924
             Unbilled                                                         6,722             1,902
        Income tax receivable                                                     0            10,014
        Other current assets                                                 20,571            20,975
                                                                       ------------      ------------
                    Total current assets                                    110,155           123,277
                                                                       ------------      ------------

PROPERTY AND EQUIPMENT                                                      378,121           266,102
        Less - Accumulated depreciation                                     (87,180)          (67,560)
                                                                       ------------      ------------
                                                                            290,941           198,542
                                                                       ------------      ------------
OTHER ASSETS:
        Goodwill                                                             15,156            12,878
        Other assets, net                                                    12,985            12,791
                                                                       ------------      ------------
                                                                       $    429,237      $    347,488
                                                                       ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                               $     31,680      $     25,461
        Accrued liabilities                                                  18,868            21,435
        Income taxes payable                                                      0                 0
        Current maturities of long-term debt                                  1,500                 0
                                                                       ------------      ------------
             Total current liabilities                                       52,048            46,896
LONG-TERM DEBT                                                               77,083            40,054
DEFERRED INCOME TAXES                                                        48,280            38,272
DECOMMISSIONING LIABILITIES                                                  28,668            27,541
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 120,000 shares
             authorized, 46,204 and 45,885 shares issued
             and outstanding                                                 98,707            93,838
        Retained earnings                                                   128,202           104,638
        Treasury stock, 13,640 shares, at cost                               (3,751)           (3,751)
                                                                       ------------      ------------
             Total shareholders' equity                                     223,158           194,725
                                                                       ------------      ------------
                                                                       $    429,237      $    347,488
                                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended Sept. 30,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
                                                                     (unaudited)

NET REVENUES:
        Subsea and salvage                                  $     39,356     $     26,274
        Natural gas and oil production                            12,214           23,433
                                                            ------------     ------------
                                                                  51,570           49,707

COST OF SALES:
        Subsea and salvage                                        30,025           23,437
        Natural gas and oil production                             8,338            9,084
                                                            ------------     ------------
             Gross profit                                         13,207           17,186

SELLING AND ADMINISTRATIVE EXPENSES                                4,969            5,032
                                                            ------------     ------------

INCOME FROM OPERATIONS                                             8,238           12,154

NET INTEREST EXPENSE AND OTHER                                       170              505
                                                            ------------     ------------

INCOME BEFORE INCOME TAXES                                         8,068           11,649
        Provision for income taxes                                 2,824            4,077
        Minority interest                                              0             (114)
                                                            ------------     ------------
NET INCOME                                                  $      5,244     $      7,686
                                                            ============     ============

EARNINGS PER COMMON SHARE:
        Basic                                               $       0.16     $       0.24
        Diluted                                             $       0.16     $       0.24
                                                            ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                     32,551           31,506
        Diluted                                                   33,006           32,366
                                                            ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Nine Months Ended Sept. 30,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
                                                                      (unaudited)

NET REVENUES:
        Subsea and salvage                                  $    103,215      $     80,582
        Natural gas and oil production                            55,623            49,135
                                                            ------------      ------------
                                                                 158,838           129,717

COST OF SALES:
        Subsea and salvage                                        78,849            70,197
        Natural gas and oil production                            27,610            23,519
                                                            ------------      ------------
             Gross profit                                         52,379            36,001

SELLING AND ADMINISTRATIVE EXPENSES                               15,439            14,281
                                                            ------------      ------------

INCOME FROM OPERATIONS                                            36,940            21,720

NET INTEREST EXPENSE AND OTHER                                       903               332
                                                            ------------      ------------

INCOME BEFORE INCOME TAXES                                        36,037            21,388
        Provision for income taxes                                12,613             7,486
        Minority interest                                           (140)             (658)
                                                            ------------      ------------
NET INCOME                                                  $     23,564      $     14,560
                                                            ============      ============

EARNINGS PER COMMON SHARE:
        Basic                                               $       0.73      $       0.46
        Diluted                                             $       0.71      $       0.45
                                                            ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic                                                     32,443            31,384
        Diluted                                                   33,083            32,202
                                                            ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Nine Months Ended Sept. 30,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                     $     23,564      $     14,560
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                                   27,321            22,249
             Deferred income taxes                                           10,008             4,100
             Gain on sale of property                                        (1,201)           (2,809)
             Minority interest in earnings                                     (140)             (658)
        Changes in operating assets and liabilities:
             Accounts receivable, net                                        (7,137)           18,298
             Other current assets                                                60            (5,895)
             Accounts payable and accrued liabilities                         4,321             1,698
             Income taxes payable/receivable                                 11,197             2,933
             Other non-current, net                                          (5,896)          (12,672)
                                                                       ------------      ------------
                    Net cash provided by operating activities                62,097            41,804
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (115,713)          (71,178)
        Restricted cash                                                       1,135             5,626
        Prepayment of lease abandonment costs                                     0                 0
        Cash received in acquisition, net                                         0                 0
        Proceeds from sale of properties                                      1,500             3,124
        Deposits restricted for salvage operations                              782             1,704
                                                                       ------------      ------------
                    Net cash used in investing activities                  (112,296)          (60,724)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under term loan facility                                  38,529            40,054
        Sale of common stock, net of transaction costs                            0            15,367
        Exercise of stock options                                             3,686             1,916
                                                                       ------------      ------------
                    Net cash provided by financing activities                42,215            57,337
                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (7,984)           38,417
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                         44,838            11,310
                                                                       ------------      ------------
        Balance, end of period                                         $     36,854      $     49,727
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

Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.


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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for 2002. We believe adoption of this standard will have an immaterial effect on CDI's financial position and results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

In July 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact, if any, on its financial statements upon adoption.

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

Note 5 - Business Segment Information (in thousands)

                                                           Sept. 30, 2001   Dec. 31, 2000
                                                           --------------   -------------
                                                            (unaudited)
Identifiable Assets --
     Subsea and Salvage                                     $    390,700     $    301,416
     Natural Gas and Oil Production                               38,537           46,072
                                                            ------------     ------------
          Total                                             $    429,237     $    347,488
                                                            ============     ============

Note 6 - Acquisition of Deepwater Vessels

In May 2001, Cal Dive acquired a dynamically positioned (DP) marine construction vessel, the Mystic Viking (formerly the Bergen Viking). The 240 foot by 52 foot vessel is DP-2 class, similar to the Witch Queen. The Mystic Viking replaces the Balmoral Sea (lost last year to fire).

In October 2001, Cal Dive announced the acquisition of another DP marine construction vessel, the Eclipse (formerly the C.S. Seaspread). The 370 X 67-foot vessel is a sister ship to Coflexip Stena Offshore's Constructor and EMC's Bar Protector. She was sold out of the energy services industry into the telecom cable sector in the early 1990s. Following delivery in the first quarter of 2002, her original marine construction features will be restored by installing a saturation diving system (salvaged from the Balmoral Sea), restoring the ballast system, and upgrading the DP system to DP-2 standards. The total cost of the two vessels and related upgrades will approximate $40 million.

Note 7 - MARAD Debt

In August 2001, the Company drew an additional $38.5 million on the MARAD debt taking Cal Dive's total outstanding debt on this $138.5 million commitment to $78.5 million ($1.5 million of which was included in current maturities of long-term debt at September 30, 2001).

Note 8 - Gunnison

In October 2001, operator Kerr-Mcgee announced sanction of the Gunnison deepwater development which encompasses three Garden Banks fields. Because exploratory costs had increased to ensure field delineation, the limited partnership (the investors of which are Cal Dive senior management) which assumed the exploratory risk funded $21.5 million of drilling costs, considerably above the initial $15 million estimate. Now that sanction has occurred, ERT (funded by Cal Dive) will cover ensuing project development costs which are currently estimated in a range of $100 million to $110 million with over half of that for construction of the spar. ERT (with a corporate guarantee by Cal Dive) has received a commitment from a financial institution to provide a five-year synthetic lease (i.e., operating lease for financial reporting purposes) for construction of the spar, including an option for ERT to convert the lease into a long-term (20 year) leveraged lease after construction is completed.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2001 and 2000

         Revenues. During the three months ended September 30, 2001, the Company's revenues increased 4% to $51.6 million compared to $49.7 million for the three months ended September 30, 2000. The increase was generated by the Subsea and Salvage segment as contracting revenues increased by 50% with that improvement coming in all water depths. Our DP fleet achieved 85% utilization compared to 47% in the same period a year ago, resulting in an additional $6.0 million in revenues. Aquatica contributed an additional $4.9 million in revenues in 2001 due in part to additional vessel capacity and to the ability to effectively manage and complete over 200 jobs in the third quarter.

         Natural gas and oil production revenue for the three months ended September 30, 2001 decreased $11.2 million, or 48%, to $12.2 million from $23.4 million during the comparable prior year period. The decrease was due mainly to a lower average realized natural gas price of $2.82 per mcf versus $4.31 during the third quarter of 2000. Realized oil prices also dropped $5/bbl to $25.60 during the third quarter of 2001 versus $30.60 during the comparable prior year quarter. These decreases in price were coupled with a decline in production from
4.2 Bcfe in the third quarter of 2000 to 3.29 Bcfe during the three months ended September 30, 2001.

         Gross Profit. Gross profit of $13.2 million for the third quarter of 2001 represents a 23% decrease compared to the $17.2 million recorded in the comparable prior year period due to the decrease in natural gas and oil production revenues and margins, which more than offset significant improvements in the Subsea and Salvage segment. Subsea and Salvage margins increased from only 10% in the third quarter of 2000 to 24% for the three months ended September 30, 2001 due primarily to improved utilization and pricing with respect to the DP fleet.

         Natural gas and oil production gross profit decreased $10.5 million, or 73%, to $3.9 million in the third quarter of 2001 from $14.3 million in the three months ended September 30, 2000, due to the aforementioned decreases in average gas and oil prices and production levels. Gross profit margins were 32% in the third quarter of 2001 in contrast to 61% a year ago when commodity prices were rapidly increasing.

         Selling & Administrative Expenses. Selling and administrative expenses were $5.0 million in the third quarter of 2001, which equals the $5.0 million incurred in the third quarter of 2000 as the impact of salary increases has been offset by management's focus on decreasing all aspects of controllable costs.

         Net Interest. The Company reported net interest expense and other of $170,000 for the three months ended September 30, 2001 in contrast to $505,000 for the three months ended September 30, 2000. The decrease between periods is due primarily to a decline in interest rates, as well as the capitalization of interest expense related to the construction of the Q4000.

         Income Taxes. Income taxes decreased to $2.8 million for the three months ended September 30, 2001 compared to $4.1 million in the comparable prior year period due to decreased profitability.

         Net Income. Net income of $5.2 million for the three months ended September 30, 2001 was $2.4 million, or 32%, less than the comparable period in 2000 as a result of factors described above.

Comparison of Nine Months Ended September 30, 2001 and 2000

         Revenues. During the nine months ended September 30, 2001, the Company's revenues increased 22% to $158.8 million compared to $129.7 million for the nine months ended September 30, 2000 with the Subsea and Salvage segment contributing $22.6 million of the increase and the Natural Gas and Oil Production segment contributing the remaining $6.5 million increase. Aquatica revenues almost doubled to $27.5 million for the nine months ended September 30, 2001 from $14.5 million in the prior year period due, in part, to added capacity as a result of our acquisition of Professional Divers of New Orleans, Inc. in March 2001 and increased utility. An increase in nine month revenues from our DP fleet and saturation and surface diving of $11.2 million more than offset a $2.9 million decrease in salvage work, as compared to the same period a year ago.

         Natural gas and oil production revenue for the nine months ended September 30, 2001 increased 13% to $55.6 million from $49.1 million during the comparable prior year period due to a 39% increase in average realized natural gas prices from $3.52 per mcf during the first nine months of 2000 compared to $4.90 per mcf during the first nine months of 2001. These increased natural gas prices more than offset a slight decrease (6%) in production from 11.8 Bcfe in the first nine months of 2000 compared to 11.1 Bcfe during the first nine months of 2001. Realized oil prices also declined (by 6%) to $26.36/bbl for the nine months ended September 30, 2001 from $28.03/bbl for the comparable prior year period.

         Gross Profit. Gross profit of $52.4 million for the first nine months of 2001 was 45% better than the $36.0 million gross profit recorded in the comparable prior year period due mainly to the revenue improvement as well as a 5 point improvement in margins (33% the first nine months of 2001 versus 28% in the comparable prior year period). Subsea and Salvage margins improved from 13% for the first nine months of 2000 to 24% during the first nine months of 2001 due mainly to the increase in utilization and excellent offshore performance during the second quarter of 2001.

         Natural gas and oil production gross profit increased $2.4 million from $25.6 million in the first nine months of 2000 to $28.0 million for the nine months ended September 30, 2001 (despite a slight drop in margins from 52% to 50%) due to the aforementioned increase in natural gas prices in the first half of the year.

         Selling & Administrative Expenses. Selling and administrative expenses were $15.4 million in the first nine months of 2001, which is 8% more than the $14.3 million incurred in the first nine months of 2000 due mainly to the ERT employee incentive program which tracks that subsidiary's significantly improved operating results. Such expenses were 10% of revenues in the nine month period ended September 30, 2001 versus 11% in the comparable prior year period.

         Net Interest. The Company reported net interest expense and other of $903,000 for the nine months ended September 30, 2001 in contrast to $332,000 for the comparable period in the prior year as average cash balances (net of MARAD financing) declined during the first nine months of 2001 as compared to the first nine months of 2000 due mainly to the Company's capital spending program (Q4000 vessel construction and Sea Sorceress upgrade).

         Income Taxes. Income taxes increased to $12.6 million for the nine months ended September 30, 2001, compared to $7.5 million in the comparable prior year period due to increased profitability.

         Net Income. Net income of $23.6 million for the nine months ended September 30, 2001 was $9.0 million, or 62%, more than the comparable period in 2000 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operating activities principally from internally generated cash flow, even during industry-depressed years such as the period since 1998. The Company completed an initial public offering of common stock on July 7, 1997, with the net proceeds of approximately $39.5 million resulting in $15 million of cash on hand after paying off all debt outstanding. The following three years internally generated cash flow funded approximately $164 million of capital expenditures while enabling the Company to remain essentially debt free. During the third quarter of 2000 we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million on a total commitment of $138.5 million. In August 2001, the Company drew an additional $38.5 million on the MARAD debt taking Cal Dive's total outstanding debt to $78.5 million ($1.5 million of which was included in current maturities of long-term debt at September 30, 2001). Through September 30, 2001, we have funded over $132 million of the newbuild vessel's construction costs. Significant internally generated cash flow in the first nine months of 2001, coupled with the collection of a $10 million tax refund, enabled us to acquire the Mystic Viking (a 240 foot DP vessel) and Professional Divers of New Orleans, Inc. while maintaining cash balances of $38.3 million as of September 30, 2001.

         Operating Activities. Net cash provided by operating activities was $62.1 million during the nine months ended September 30, 2001, as compared to $41.8 million during the first nine months of 2000. This increase was due mainly to increased profitability and collection of a $10 million tax refund from the Internal Revenue Service (reflected in Changes in Income Taxes Payable/Receivable) relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes. This was offset by a $25.4 million decrease in funding from accounts receivable collections during the first nine months of 2001 compared to the first nine months of 2000 when we collected all amounts due on the EEX Cooper abandonment project (the largest contract ever in CDI's history) during the first quarter of 2000. In addition, depreciation and amortization increased $5.1 million to $27.3 million for the first nine months of 2001 due mainly to ERT depletion and to the depreciation of newly acquired vessels in service.

         Investing Activities. The Company incurred $115.7 million of capital expenditures during the first nine months of 2001 compared to $71.2 million during the comparable prior year period. Included in the $115.7 million of capital expenditures in the first nine months of 2001 is $40 million for the construction of the Q4000 and $23 million relating to the Sea Sorceress DP conversion project. In March, 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included the Sea Level 21 (a 165-foot four-point moored DSV renamed the Mr. Sonny), three utility vessels and associated diving equipment including two saturation diving systems. In addition, in May 2001, Cal Dive acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking) for cash. The remaining capital expenditures relate primarily to rig recompletion and exploitation work of ERT.

         Included in the $71.2 million of capital expenditures in the first nine months of 2000 was $51 million for the construction of the Q4000. Also during the first quarter of 2000, ERT acquired interests in six offshore blocks from EEX Corporation and agreed to operate the remaining EEX properties on the Outer Continental Shelf (OCS). The acquired offshore blocks include working interests from 40% to 75% in five platforms, one caisson and 13 wells. ERT agreed to a purchase price of $4.9 million and assumed EEX's prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage the remaining EEX operated properties. In connection with this transaction, $8.2 million of previously restricted funds were utilized in the acquisition (these funds were obtained in late 1999 from the sale of properties qualifying as "Like-Kind Exchanges" for tax purposes).

         Financing Activities. In August 2000, we closed the long-term MARAD financing for construction of the Q4000 and made an initial draw of $40.1 million. In August 2001, the Company drew an additional $38.5 million on the MARAD debt taking Cal Dive's total outstanding debt on this $138.5 million commitment to $78.5 million. In September 2000, exercise of the over-allotment option upon completion of the secondary offer of shares by Coflexip resulted in proceeds of $15.4 million, net of transaction costs. The only other financing activity during the first nine months of 2001 and 2000 represents exercise of employee stock options.

         Capital Commitments. Our Board of Directors has approved a capital budget for the year 2001 which includes approximately $80 million associated with the Q4000 and the Sea Sorceress. In June, 2001, we reached an agreement with Amfels Shipyard to further enhance the Q4000's deepwater capabilities. This upgrade will result in additional capital expenditures of $30 million; delivery of the Q4000 is now scheduled for the end of the first quarter of 2002.
 In May 2001, we acquired a DP marine construction vessel, the Mystic Viking (formerly the Bergen Viking) and in October 2001 announced the acquisition of another DP marine construction vessel, the Eclipse (formerly the C.S. Seaspread). The cost of two DP vessels and related upgrade programs is expected to approximate $40 million.

         Certain Relationships and Related Transactions. During 2000, ERT acquired a 20% working interest in the Gunnison prospect which encompasses three Garden Banks fields. Gunnison is a Deepwater project that has encountered significant potential reserves of more than 120 million barrels of oil equivalent and is in partnership with Kerr-McGee Oil & Gas Corporation, the operator with a 50% working interest, and Nexen, a 30% owner. Consistent with CDI's philosophy of avoiding exploratory risk, financing for up to $15 million of the exploratory costs was agreed to be provided by an affiliated investment partnership (the investors of which are most of CDI senior management) in exchange for a 25% override of the ultimate produced cash flow and other proceeds from the Company's 20% working interest. Among other factors considered, the partnership's funding terms to ERT and Cal Dive were no less favorable than could have been obtained at the time from unaffiliated third parties. In October 2001, operator Kerr-McGee announced sanction of Gunnison. Because the exploratory phase had been expanded to ensure field delineation, the affiliated investment partnership funded $21.5 million of drilling costs, considerably above the initial $15 million estimate. ERT's share of the ensuing project development costs is estimated in a range of $100 million to $110 million with over half of that for construction of the spar. ERT (guaranteed by Cal Dive) has received a commitment from a financial institution to provide a five-year synthetic lease on the spar, including an option for ERT to convert the lease into a long-term (20 year) leveraged lease after construction is completed.

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

         In 1998 the Company entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress for subsea excavation in Canada. Seacore was in turn contracted by Coflexip Stena Offshore Newfoundland Limited, a subsidiary of Coflexip ("CSO Nfl"), as representative of the consortium of companies contracted to perform services on the project. Due to difficulties with respect to the sea states and soil conditions the contract was terminated. Cal Dive provided Seacore a performance bond of $5 million with respect to the subcontract. No call has been made on this bond. Although CSO Nfl has alleged that the Sea Sorceress was unable to adequately perform the excavation work required under the subcontract, Seacore and the Company believe the contract was wrongfully terminated and are vigorously defending this claim and seeking damages in arbitration. In another commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is seeking a declaratory judgment that the defendants are not liable. The Company believes that the outcome of all such proceedings is not likely to have a material adverse effect on its business or financial condition.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits -

                  None

         (b)      Reports on Form 8-K -

                  Current Report on Form 8-K filed November 3, 2001 to report the Company's 2001 third quarter financial results and its forecasted results for the quarter ending December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAL DIVE INTERNATIONAL, INC.




Date: November 14, 2001                  By: /s/ S. JAMES NELSON
                                             -----------------------------------
                                         S. James Nelson, Vice Chairman




Date: November 14, 2001                  By: /s/ A. WADE PURSELL
                                             -----------------------------------
                                         A. Wade Pursell, Senior Vice President
                                            Chief Financial Officer