Form 10-Q
period 2002-03-31
CAL DIVE INTERNATIONAL INC
filed 2002-05-06
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 for the quarterly period ended March 31, 2002

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

       At May 3, 2002 there were 33,285,927 shares of common stock, no par value, outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

                                                                                                       Page
Part I.   Financial Information

          Item 1.    Financial Statements

          Consolidated Balance Sheets -

                 March 31, 2002 and December 31, 2001....................................................1

          Consolidated Statements of Operations -

                 Three Months Ended March 31, 2002 and
                      March 31, 2001.....................................................................2

          Consolidated Statements of Cash Flows -

                 Three Months Ended March 31, 2002 and
                      March 31, 2001.....................................................................3

          Notes to Consolidated Financial Statements.....................................................4

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................................................7

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................11

Part II:             Other Information

          Item 1.    Legal Proceedings..................................................................12

          Item 6.    Exhibits and Reports on Form 8-K...................................................12

          Signatures....................................................................................13

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                             MARCH 31,   DECEMBER 31,
                                                               2002          2001
                                                            -----------  ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents...............................   $  4,103     $ 37,123
  Restricted cash.........................................         --           --
  Accounts receivable--
     Trade, net of revenue allowance on gross amounts
       billed of $5,661 and $4,262........................     56,872       45,527
     Unbilled revenue.....................................     11,653       10,659
  Income tax receivable...................................         --           --
  Other current assets....................................     21,240       20,055
                                                             --------     --------
          Total current assets............................     93,868      113,364
                                                             --------     --------
Property and equipment....................................    480,863      423,742
  Less--Accumulated depreciation..........................    (94,221)     (92,430)
                                                             --------     --------
                                                              386,642      331,312
Other assets:
  Goodwill, net...........................................     60,185       14,973
  Other assets, net.......................................     14,767       13,473
                                                             --------     --------
                                                             $555,462     $473,122
                                                             ========     ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................   $ 31,625     $ 42,252
  Accrued liabilities.....................................     19,822       21,011
  Income taxes payable....................................         --           --
  Current maturities of long-term debt....................      4,550        1,500
                                                             --------     --------
          Total current liabilities.......................     55,997       64,763
                                                             --------     --------
Long-term debt............................................    163,920       98,048
Deferred income taxes.....................................     58,178       54,631
Decommissioning liabilities...............................     32,528       29,331
Redeemable stock in subsidiary............................      7,688           --
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 46,837
     and 46,239 shares issued.............................    104,332       99,105
  Retained earnings.......................................    136,571      133,570
  Treasury stock, 13,602 and 13,783 shares, at cost.......     (3,752)      (6,326)
                                                             --------     --------
          Total shareholders' equity......................    237,151      226,349
                                                             --------     --------
                                                             $555,462     $473,122
                                                             ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                             -----------------
                                                              2002      2001
                                                             -------   -------
Net revenues:
  Subsea and salvage.......................................  $44,370   $31,282
  Natural gas and oil production...........................    9,558    27,200
                                                             -------   -------
                                                              53,928    58,482
Cost of sales:
  Subsea and salvage.......................................   37,690    25,170
  Natural gas and oil production...........................    5,120    11,054
                                                             -------   -------
     Gross profit..........................................   11,118    22,258
Selling and administrative expenses........................    6,306     5,607
                                                             -------   -------
  Income from operations...................................    4,812    16,651
  Net interest (income) expense and other..................      196       291
                                                             -------   -------
Income before income taxes.................................    4,616    16,360
  Provision for income taxes...............................    1,615     5,726
  Minority Interest........................................       --      (140)
                                                             -------   -------
          Net income.......................................  $ 3,001   $10,774
                                                             =======   =======
Net income per share:
  Basic....................................................  $  0.09   $  0.33
  Diluted..................................................     0.09      0.33
                                                             =======   =======
Weighted average common shares
  outstanding:
  Basic....................................................   32,648    32,308
  Diluted..................................................   32,932    33,072
                                                             =======   =======










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------
Cash flows from operating activities:
  Net income........................................................     $  3,001           $ 10,774
  Adjustments to reconcile net income
     to net cash provided by operating
     activities--Depreciation and
     amortization...................................................        6,313             10,394
     Deferred income taxes..........................................        1,196              3,912
     Changes in operating assets and
       liabilities:
       Accounts receivable, net.....................................        4,329              4,137
       Other current assets.........................................           68              4,312
       Accounts payable and accrued
          liabilities...............................................      (25,312)              (265)
       Income taxes receivable......................................           --              9,323
       Other noncurrent, net........................................         (241)            (2,120)
                                                                         --------           --------
          Net cash (used in) provided
            by operating activities.................................      (10,646)            40,467
                                                                         --------           --------
Cash flows from investing activities:
  Capital expenditures..............................................      (35,703)           (19,655)
  Purchase of Canyon Offshore, Inc. ................................      (49,748)                --
  Purchase of Professional Divers of
     New Orleans, Inc., net.........................................           --            (11,500)
  Cash (restricted) available for
     acquisitions...................................................           --                (30)
  Prepayments and deposits related to
     salvage operations.............................................           --                782
                                                                         --------           --------
          Net cash used in investing
            activities..............................................      (85,451)           (30,403)
                                                                         --------           --------
Cash flows from financing activities:
  Exercise of stock warrants and
     options, net...................................................        3,127              1,791
  Borrowings under MARAD loan
     facility.......................................................       14,914                 --
  Borrowings on Line of Credit......................................       45,862                 --
  Repayment of Capital Leases.......................................         (826)                --
                                                                         --------           --------
          Net cash provided by
            financing activities....................................       63,077              1,791
                                                                         --------           --------
Net increase (decrease) in cash and
  cash equivalents..................................................      (33,020)            11,855
Cash and cash equivalents:
  Balance, beginning of period......................................       37,123             44,838
                                                                         --------           --------
  Balance, end of period............................................     $  4,103           $ 56,693
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Significant Accounting Policies

     The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive or the Company) and its wholly owned subsidiaries, Energy Resource Technology, Inc. (ERT), Aquatica, Inc. and Canyon Offshore, Inc. (Canyon) All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles.

     Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.


Note 2 - Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142, which is effective for 2002, applies to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. The Company adopted this standard effective January 1, 2002, the effect of which was immaterial to CDI's financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of APB Opinion No. 30. The Company adopted this standard effective January 1, 2002, the effect of which was immaterial to CDI's financial position and results of operations.

     In March 2002 and April 2002, ERT entered into swap contracts that require payments to, or receipts from, an energy trading company based on the difference between a fixed and a variable price for a commodity. The payments under these contracts will be based on 1,464,000 Mmcf of natural gas at a fixed price of $3.46/Mcf over six months and 100,800 Bbls of oil at an average fixed price of $25.87/Bbl over six months. We believe these levels represent approximately one-third of ERT's production over the next six months. Under SFAS No. 133, we account for these transactions as speculative and record the transactions as assets or liabilities, as applicable, and record any gain or loss on settled transactions, and the change in market value, of unsettled positions at the end of each reporting period in our consolidated statement of operations. The impact of the swap contracts for the quarter ended March 31, 2002 was immaterial to the financial statements.

Note 3 - Business Segment Information

                                                             MARCH 31, 2002
                                                             --------------
                                                             (IN THOUSANDS)
Identifiable Assets --
  Subsea and salvage........................................     $514,697
  Natural gas and oil production............................       40,765
                                                                 --------
                                                                 $555,462
                                                                 ========

     With respect to the first quarter of 2002, Canyon Offshore, Inc. (which is included in the subsea and salvage segment) generated revenues and gross profit of $8.2 million and $3.0 million, respectively, from the telecommunications industry. For the three months ended March 31, 2002, Canyon derived $6.8 million and $2.0 million of its revenues and gross profit, respectively, from Southeast Asia.

Note 4 -  Long-Term Financings

     In August 2000, the Company closed a $138.5 million long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. At the time the financing closed in 2000, the Company made an initial draw of $40.1 million toward construction costs. During 2001, the Company borrowed $59.5 million on this facility and during the first quarter of 2002 drew an additional $14.9 million.

     The MARAD Debt will be payable in equal semi-annual installments beginning six months after delivery of the newbuild Q4000 and maturing 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (2.25% as of December 31, 2001). For a period up to two years from delivery of the vessel in April 2002 CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. As of December 31, 2001 and March 31, 2002, the Company was in compliance with these covenants.

     Since April 1997, the Company has had a revolving credit facility of $40 million available. The Company drew upon this facility only 134 days during the past four years with maximum borrowing of $11.9 million. The Company had no outstanding balance under this facility as of December 31, 2001. In February 2002, the Company amended this facility, expanding the amount available to $60 million and extending the term three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of March 31, 2002, the Company was in compliance with these covenants. As of March 31, 2002, the Company had drawn $45.8 million under this revolving credit facility.

     In November 2001, ERT (with a corporate guarantee by CDI) entered into a five-year lease transaction with a special purpose entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. This lease is expected to be accounted for as an operating lease upon completion of the construction and includes an option for the Company to convert the lease into a long-term (20 year) leveraged lease after construction is completed. As of December 31, 2001 and March 31, 2002, the special purpose entity had drawn down $5.6 million and $12.1 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. The principal balance of $67 million is due at the end of five years if the long-term leverage lease option is not taken. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of December 31, 2001 and March 31, 2002.

Note 5 - Litigation

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

     In 1998, one of the Company's subsidiaries entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress to a Coflexip subsidiary in Canada. Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. Cal Dive was not a party to this arbitration proceeding. Only one of the grounds is potentially applicable to our subsidiary. In the event that Seacore chooses to seek contribution from our subsidiary which could entail another arbitration, it is anticipated that the Company's exposure, if any, should be less than $500,000. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is defending the litigation vigorously. Although such litigation has the potential of significant liability, the Company believes that the outcome of all such proceedings is not likely to have a material adverse effect on its consolidated financial position, results of operations or net cash flows.

Note 6 - Canyon Offshore, Inc. Acquisition

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased approximately 85% of Canyon's stock for cash of $52.9 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired) and 181,000 shares of CDI common stock (143,000 shares of which were purchased by the Company during the fourth quarter of 2001). Cal Dive committed to purchase the remaining 15% for cash at a price to be determined by Canyon's performance during the years 2002 through 2004, a portion of which could be compensation expense. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period prior to redemption based on Canyon's performance. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill, which totaled approximately $45.1 million. The allocation of the purchase price to the fair market value of the net assets acquired in the Canyon acquisition are based on preliminary estimates of fair market values and may be revised when additional information concerning asset and liability valuation is obtained; however, management does not anticipate the adjustments, if any, will have a material impact on the Company's results of operations or financial position.

Note 7 - Subsequent Event - Offshore Property Acquisition

     In April 2002, ERT agreed to acquire a 100% interest in East Cameron Block 374, including existing wells, equipment and improvements. The property, located in 425 feet of water, is jointly owned by Murphy Exploration & Production Company and Callon Petroleum Operating Company. Terms include a cash payment to reimburse the owners for the inception-to-date cost of the subsea wellhead and umbilical, and an overriding royalty interest in future production. Cal Dive plans to complete the temporarily abandoned number one well and perform a subsea tie-back to host platform. The cost of completion and tie-back is estimated at $7 million with first production expected in September 2002.

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

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Revenues. During the three months ended March 31, 2002, our revenues decreased 8% to $53.9 million compared to $58.5 million for the three months ended March 31, 2001. The decrease was attributable to the Natural Gas and Oil Production segment, offset partially by the contributions from Canyon, which we acquired January 4, 2002. Subsea and Salvage segment revenue increased $13.1 million to $44.4 million in the first quarter of 2002 compared to $31.3 million for the comparable prior-year period due mainly to Canyon's $11.4 million of revenue and the introduction of the Eclipse.

     Natural Gas and Oil Production revenue for the three months ended March 31, 2002 decreased $17.6 million to $9.6 million from $27.2 million during the comparable prior year period. The decrease was due to a decline in our average realized commodity prices from $6.00 per Mcfe ($6.50 per Mcf of natural gas and $27.30 per barrel of oil) in the first quarter of 2001 to $2.86 per Mcfe ($2.55 per Mcf of natural gas and $20.44 per barrel of oil) in the first quarter of 2002 coupled with lower levels of production (2.9 Bcfe in the first quarter of 2002, versus 4.3 Bcfe in the comparable quarter of 2001).

     Gross Profit. Gross profit of $11.1 million for the first quarter of 2002 represented a 50% decrease compared to the $22.3 million recorded in the comparable prior year period due mainly to the revenue decrease in Natural Gas and Oil Production described above. Natural Gas and Oil Production gross profit decreased $11.7 million from $16.1 million in the first quarter of 2001 to $4.4 million for the three months ended March 31, 2002, due to the decreases in average natural gas prices and production described above.

     Gross margins also declined from 38% during the first quarter of 2001 to 21% during the first quarter of 2002. The gross margin decrease was due mainly to Natural Gas and Oil Production margins declining 13 points to 46% for the three months ended March 31, 2002 from 59% during the comparable prior year period due to the natural gas price decline discussed above. Gross margins for Subsea and Salvage also decreased from 20% during the first quarter of 2001 to 15% for the first quarter of 2002 due primarily to low margins on the Nansen/Boomvang project, which included a high level of pass-through revenues, and softened demand for services on the OCS during the first quarter 2002 compared to the comparable quarter in 2001.

     Selling and Administrative Expenses. Selling and administrative expenses were $6.3 million in the first quarter of 2002, which is 12% more than the $5.6 million incurred in the first quarter of 2001 due to the addition of Canyon's selling and administrative expenses.

     Net Interest (Income) Expense and Other. We reported net interest expense and other of $196,000 for the three months ended March 31, 2002, compared to the $291,000 recorded for the three months ended March 31, 2001. We capitalized $1.3 million of interest during the first quarter of 2002 compared to $100,000 capitalized during the first quarter of 2001, which relates to construction of the Q4000 and the Intrepid conversion.

     Income Taxes. Income taxes decreased to $1.6 million for the three months ended March 31, 2002 compared to $5.7 million in the comparable prior year period due to decreased profitability. Our effective tax rate was 35% for the three months ended March 31, 2002 and 2001.

     Net Income. Net income of $3.0 million for the three months ended March 31, 2002 was $7.8 million, or 72%, less than the comparable period in 2001 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES


     During the three years following our initial public offering in 1997, our internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. During the third quarter of 2000 we closed a $138.5 million long-term MARAD financing for construction of the Q4000, and we have drawn $114.5 million on this facility through March 31, 2002. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. Through March 31, 2002, we have funded over $158 million of the vessel's $182 million budgeted construction costs. Significant internally generated cash flow during 2001, coupled with the collection of a $10 million tax refund, enabled us to acquire the Mystic Viking, the Eclipse and Professional Divers, while maintaining cash balances of $37.1 million as of December 31, 2001. In January 2002, we acquired Canyon Offshore, Inc. See further discussion below. As of April 30, 2002, we had $114.5 million of debt outstanding under the MARAD facility and $39.5 million of debt outstanding under our $60 million revolving credit facility. In addition, as of April 30, 2002, we, through a special purpose entity, had drawn $13.6 million on a project financing facility covering our share of costs for the construction of the spar production facility at Gunnison. We believe that internally-generated cash flow, borrowings under existing credit facilities and use of project financings along with other debt and equity alternatives will provide the necessary capital to achieve our planned growth.

     In March 2002 and April 2002, ERT entered into swap contracts that require payments to, or receipts from, an energy trading company based on the difference between a fixed and a variable price for a commodity. The payments under these contracts will be based on 1,464,000 Mmcf of natural gas at a fixed price of $3.46/Mcf over six months and 100,800 Bbls of oil at an average fixed price of $25.87/Bbl over six months. We believe these levels represent approximately one-third of ERT's production over the next six months. Under SFAS No. 133, we account for these transactions as speculative and record the transactions as assets or liabilities, as applicable, and record any gain or loss on settled transactions, and the change in market value, of unsettled positions at the end of each reporting period in our consolidated statement of operations. The impact of the swap contracts for the quarter ended March 31, 2002 was immaterial to the financial statements.

     Operating Activities. Net cash used in operating activities was $10.6 million during the three months ended March 31, 2002, as compared to net cash provided by operating activities of $40.5 million during the first three months of 2001. This decrease was due mainly to decreased profitability, collection of a $10 million tax refund during the first quarter of 2001 from the Internal Revenue Service relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes, as well as a $25.3 million decrease in accounts payable/accrued liabilities during the first quarter of 2002 resulting primarily from timing of payments on the Nansen/Boomvang project and continued payments for the vessels under construction.

     Net cash provided by operating activities was $89.1 million during the year ended December 31, 2001, as compared to $53.7 million during 2000. This increase was due mainly to increased profitability and collection of the $10 million tax refund referred to above. Timing of accounts payable payments provided $22.3 million of the increase due mainly to expenses accrued at December 31, 2001 relating to our work on the Nansen/Boomvang field which carries a large component of pass-through costs. This project also accounted for the significant increase in unbilled revenue at December 31, 2001 ($10.7 million versus $1.9 million at December 31, 2000), as the next scheduled invoicing milestone was achieved in January 2002. This was offset by a $20.3 million decrease in funding from accounts receivable collections during 2001 compared to 2000 as we have extended payment terms to Horizon. In addition, depreciation and amortization increased $3.8 million to $34.5 million for 2001 due mainly to the depreciation of newly acquired vessels in service.

     Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the assembly of a fleet of DP vessels; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers and Canyon; improvements to existing vessels and the acquisition of offshore natural gas and oil properties. As a result of our anticipation of a significant acceleration in Deepwater demand over the next several years, we incurred $85.5 million of capital expenditures (including the acquisition of Canyon) during the first quarter of 2002, $151.3 million during 2001, $95.1 million during 2000 and $77.4 million during 1999.

     We incurred $35.7 million of capital expenditures during the first three months of 2002 compared to $19.7 million during the comparable prior year period. Included in the capital expenditures during the first quarter of 2002 was $20.6 million for the construction of the Q4000 and $7.8 million relating to the Intrepid DP conversion and Eclipse upgrade. Included in the $19.7 million of capital expenditures in the first three months of 2001 was $9.2 million for the construction of the Q4000 and $6.2 million relating to the Intrepid conversion project.

     In January 2002, we acquired Canyon, a supplier of ROVs and robotics to the offshore construction and telecommunications industries, in exchange for cash of $52.9 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired) and 181,000 shares of our common stock, 143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001 for $2.6 million. We will purchase the remaining 15% at a price to be determined by Canyon's performance during the years 2002 through 2004, a portion of which could be compensation expense. The acquisition was accounted for as a purchase with the acquisition price being allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess of $45.1 million being recorded as goodwill.

     In March 2001, we acquired substantially all of the assets of Professional Divers in exchange for $11.5 million. The assets purchased included the Sea Level 21, a 165-foot, four-point moored DSV renamed the Mr. Sonny, three utility vessels and associated diving equipment including two saturation diving systems. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the balance of the purchase price ($2.8 million) being recorded as goodwill.

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico project of Kerr-McGee Oil & Gas Corporation. Consistent with our philosophy of avoiding exploratory risk, financing for the exploratory costs, initially estimated at $15 million, was provided by an investment partnership, the investors of which are Cal Dive senior management, in exchange for a 25% revenue override of our 20% working interest. We provided no guarantees to the investment partnership. At that time, the board of directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with such a reserve level, and a Cal Dive estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison project) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. The exploratory phase was expanded to ensure field delineation resulting in the investment partnership, which assumed the exploratory risk, funding $20 million of exploratory drilling costs, considerably above the initial $15 million estimate. With a commercial discovery being approved for development, we will fund our 20% share of ongoing development and production costs estimated in a range of $100 million to $110 million, $24.6 million of which had been incurred by March 31, 2002, with over half of that for construction of the spar production facility. We have received a commitment from a financial institution to provide construction funding for the spar production facility, including an option for us to convert this loan facility into a 20-year leveraged lease after the spar is placed in service.

     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of common stock and project financings. In August 2000, we closed a $138.5 million long-term financing for construction of the Q4000. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. At the time the financing closed in 2000, we made an initial draw of $40.1 million toward construction costs. During 2001, we borrowed $59.5 million on this facility and during the first quarter of 2002 drew another $14.9 million. The MARAD Debt will be payable in equal semi-annual installments beginning six months after delivery of the newbuild Q4000 and maturing 25 years from such date. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (2.50% as of March 31, 2002). For a period up to two years from delivery of the vessel we have options to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. As of March 31, 2002, we were in compliance with these covenants.

     Since April 1997, we have had a $40 million revolving credit facility. We drew upon this facility only 134 days during the four years ended December 31, 2001 with maximum borrowing of $11.9 million. We had no outstanding balance under this facility as of December 31, 2001. In February 2002, we amended this facility, expanding the amount available to $60 million and extending the term to February 2005. We had $45.9 million outstanding under this facility as of March 31, 2002. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on our leverage ratios and, among other restrictions, includes financial covenants relating to cash flow leverage, minimum interest coverage and fixed charge coverage. We were in compliance with these covenants as of March 31, 2002.

     In November 2001, ERT, with a corporate guarantee by Cal Dive, entered into a five-year lease transaction with a special purpose entity owned by a third party to fund our $67.0 million portion of the construction costs of the spar production facility for the Gunnison field. This lease is expected to be accounted for as an operating lease upon completion of the construction, and includes an option for us to convert the lease into a 20-year leveraged lease after construction is completed. As of March 31, 2002, the special purpose entity had drawn down $12.1 million on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. The principal balance of $67 million is due at the end of five years if the long-term leverage lease option is not taken. The facility bears interest at LIBOR plus 225-300 basis points depending on our leverage ratios and includes, among other restrictions, financial covenants relating to cash flow leverage, minimum interest coverage and debt to total book capitalization. We were in compliance with these covenants as of March 31, 2002. This facility has yet to be syndicated. We are working with the agent of the facility to modify the facility and are discussing the conversion of the facility to a term loan in a reduced amount.

     The following table summarizes our contractual cash obligations as of March 31, 2002 and the scheduled years in which the obligations are contractually due:

                                                  LESS THAN                            AFTER
                                        TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
                                       --------   ---------   ---------   ---------   --------
                                                           (IN THOUSANDS)
Long-term debt.......................  $160,324    $ 1,800     $49,809     $ 4,528    $104,187
Q4000 construction and Intrepid
  conversion.........................    25,000     25,000          --          --          --
Gunnison development.................    85,000     50,000      35,000          --          --
Operating leases.....................    19,175      2,293       3,058      13,723         101
Redeemable stock in subsidiary.......     7,688      2,563       5,125          --          --
Canyon capital leases and other......     8,146      2,750       5,396          --          --
                                       --------    -------     -------     -------    --------
    Total cash obligations...........  $305,333    $84,406     $98,388     $18,251    $104,288
                                       ========    =======     =======     =======    ========

     During the first quarter of 2002, we made payments of $826,000 on capital leases assumed in the Canyon acquisition. The only other financing activity during the three months ended March 31, 2002 and 2001 and years ended December 31, 2001, 2000 and 1999 involved the exercise of employee stock options.

     Capital Commitments. Our capital budget for 2002 includes $50 million for the completion of the Q4000 and Intrepid, $65 million for the purchase of Canyon and the addition of three new ROV units, and approximately $30 million as the equity portion of the construction of the Marco Polo production facility. In addition, it is estimated that we will be required to fund $19 million for Gunnison development expenditures in addition to an estimated $34 million which will be funded by the project financing established for the construction of the spar. In December 2001, we signed a letter of intent to form a 50/50 joint venture with El Paso Energy Partners, L.P. to construct, install and own a TLP production hub and associated facilities primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be $100 million. We, along with El Paso, are currently negotiating project financing for this venture, terms of which would include a 30% equity component for us.

         In connection with our business strategy, we evaluate acquisition opportunities (including additional vessels as well as interests in offshore natural gas and oil properties). No such acquisitions are currently pending.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A variety of quantitative and qualitative factors affect the operations of the Company. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Assumptions".

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

         In 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress to a Coflexip subsidiary in Canada. Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. Cal Dive was not a party to this arbitration proceeding. Only one of the grounds is potentially applicable to our subsidiary. In the event that Seacore chooses to seek contribution from our subsidiary, which would entail another arbitration, it is anticipated that our subsidiary's exposure, if any, should be less than $500,000. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is defending the litigation vigorously. Although such litigation has the potential for significant liability, we believe that the outcome of all such proceedings is not likely to have a material adverse effect on our consolidated financial position, results of operations or net cash flows.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits -

                  None

         (b)      Reports on Form 8-K -

                  Current Report on Form 8-K filed February 19, 2002 to report the Company's 2001 fourth quarter financial results and its forecasted results for the year ending December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAL DIVE INTERNATIONAL, INC.




Date: May 3, 2002                        By: /s/ S. JAMES NELSON
                                             -----------------------------------
                                         S. James Nelson, Vice Chairman




Date: May 3, 2002                        By: /s/ A. WADE PURSELL
                                             -----------------------------------
                                         A. Wade Pursell, Senior Vice President
                                            Chief Financial Officer