Form 10-Q
period 2002-06-30
CAL DIVE INTERNATIONAL INC
filed 2002-08-14
CIK 866829

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                    FORM 10-Q




(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                  for the quarterly period ended June 30, 2002

( )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

           For the transition period from _____________to ______________



                         -------------------------------

                         Commission File Number: 0-22739

                         -------------------------------

                           Cal Dive International, Inc.
           (Exact Name of Registrant as Specified in its Charter)

                    Minnesota                                95-3409686
(State or Other Jurisdiction of Incorporation or    (IRS Employer Identification
                  Organization)                                 Number)

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

       At August 8, 2002 there were 37,272,429 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I.    Financial Information                                        Page

Item 1.    Financial Statements

Consolidated Balance Sheets -

       June 30, 2002 and December 31, 2001 ................................1

Consolidated Statements of Operations -

       Three Months Ended June 30, 2002 and
            June 30, 2001 .................................................2

       Six Months Ended June 30, 2002 and
            June 30, 2001 .................................................3

Consolidated Statements of Cash Flows -

       Six Months Ended June 30, 2002 and
            June 30, 2001..................................................4

Notes to Consolidated Financial Statements.................................5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................10

Part II:       Other Information

Item 6.    Exhibits and Reports on Form 8-K...............................16

Signatures................................................................17

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 June 30,        Dec. 31,
                                                                   2002            2001
                                                               ------------    ------------
                         ASSETS                                 (unaudited)

CURRENT ASSETS:
        Cash and cash equivalents                              $     43,596    $     34,837
        Restricted cash                                               2,286           2,286
        Accounts receivable --
             Trade, net of revenue allowance on gross
                  amounts billed of $3,845 and $4,262                68,584          45,527
             Unbilled                                                 9,162          10,659
        Other current assets                                         24,782          20,055
                                                               ------------    ------------
                    Total current assets                            148,410         113,364
                                                               ------------    ------------

PROPERTY AND EQUIPMENT                                              547,840         423,742
        Less - Accumulated depreciation                            (105,247)        (92,430)
                                                               ------------    ------------
                                                                    442,593         331,312
                                                               ------------    ------------
OTHER ASSETS:
        Goodwill                                                     60,151          14,973
        Investment in Deepwater Gateway LLC                          12,000               0
        Other assets, net                                            14,852          13,473
                                                               ------------    ------------
                                                               $    678,006    $    473,122
                                                               ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                       $     64,330    $     42,252
        Accrued liabilities                                          22,150          21,011
        Income taxes payable                                              0               0
        Current maturities of long-term debt                          4,365           1,500
                                                               ------------    ------------
             Total current liabilities                               90,845          64,763
LONG-TERM DEBT                                                      144,033          98,048
DEFERRED INCOME TAXES                                                61,727          54,631
DECOMMISSIONING LIABILITIES                                          41,137          29,331
REDEEMABLE STOCK IN SUBSIDIARY                                        7,688               0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 60,000 shares
             authorized, 50,874 and 46,239 shares issued
             and outstanding                                        192,542          99,105
        Retained earnings                                           143,785         133,570
        Treasury stock, 13,602 and 13,783 shares, at cost            (3,751)         (6,326)
                                                               ------------    ------------
             Total shareholders' equity                             332,576         226,349
                                                               ------------    ------------
                                                               $    678,006    $    473,122
                                                               ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                      Three Months Ended June 30,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
                                                              (unaudited)

NET REVENUES:
        Subsea and salvage                           $     59,660    $     32,577
        Natural gas and oil production                     12,645          16,209
                                                     ------------    ------------
                                                           72,305          48,786

COST OF SALES:
        Subsea and salvage                                 48,826          23,654
        Natural gas and oil production                      6,294           8,218
                                                     ------------    ------------
             Gross profit                                  17,185          16,914

SELLING AND ADMINISTRATIVE EXPENSES                         6,191           4,863
                                                     ------------    ------------

INCOME FROM OPERATIONS                                     10,994          12,051

OTHER (INCOME) EXPENSE:
        Interest expense, net                                 775             104
        Other (income), net                                  (880)            338
                                                     ------------    ------------

INCOME BEFORE INCOME TAXES                                 11,099          11,609
        Provision for income taxes                          3,885           4,063
                                                     ------------    ------------
NET INCOME                                           $      7,214    $      7,546
                                                     ============    ============

EARNINGS PER COMMON SHARE:
        Basic                                        $       0.21    $       0.23
        Diluted                                      $       0.21    $       0.23
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                              34,692          32,470
        Diluted                                            35,003          33,212
                                                     ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                       Six Months Ended June 30,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
                                                            (unaudited)

NET REVENUES:
        Subsea and salvage                           $    104,030    $     63,859
        Natural gas and oil production                     22,203          43,409
                                                     ------------    ------------
                                                          126,233         107,268

COST OF SALES:
        Subsea and salvage                                 86,516          48,824
        Natural gas and oil production                     11,414          19,272
                                                     ------------    ------------
             Gross profit                                  28,303          39,172

SELLING AND ADMINISTRATIVE EXPENSES                        12,497          10,470
                                                     ------------    ------------

INCOME FROM OPERATIONS                                     15,806          28,702

OTHER (INCOME) EXPENSE:
        Interest expense, net                                 800              85
        Other (income), net                                  (709)            648
                                                     ------------    ------------

INCOME BEFORE INCOME TAXES                                 15,715          27,969
        Provision for income taxes                          5,500           9,789
        Minority interest                                       0            (140)
                                                     ------------    ------------
NET INCOME                                           $     10,215    $     18,320
                                                     ============    ============

EARNINGS PER COMMON SHARE:
        Basic                                        $       0.30    $       0.55
        Diluted                                      $       0.30    $       0.55
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic                                              33,676          33,130
        Diluted                                            33,976          33,388
                                                     ============    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                        Six Months Ended June 30,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                     $     10,215    $     18,320
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Depreciation and amortization                                   15,663          18,782
             Deferred income taxes                                            4,744           7,189
             Unrealized gain on foreign currency contract                    (1,065)              0
        Changes in operating assets and liabilities:
             Accounts receivable, net                                        (4,892)           (390)
             Other current assets                                            (2,443)          3,656
             Accounts payable and accrued liabilities                         9,721          (4,707)
             Income taxes payable/receivable                                    678          10,066
             Other non-current, net                                          (1,834)         (6,579)
                                                                       ------------    ------------
                    Net cash provided by operating activities                30,787          46,337
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                (91,203)        (63,237)
        Purchase of Professional Divers of New Orleans, Inc.                      0         (11,500)
        Purchase of Canyon Offshore, net                                    (49,748)              0
        Investment in Deepwater Gateway LLC                                 (12,000)              0
        Restricted cash                                                           0           3,404
                                                                       ------------    ------------
                    Net cash used in investing activities                  (152,951)        (71,333)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock, net of transaction costs                       87,177               0
        MARAD borrowings                                                     38,917               0
        Borrowings on line of credit                                          5,000               0
        Repayment of capital leases                                          (4,038)              0
        Exercise of stock options                                             3,867           3,630
                                                                       ------------    ------------
                    Net cash provided by financing activities               130,923           3,630
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          8,759         (21,366)
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                         34,837          44,838
                                                                       ------------    ------------
        Balance, end of period                                         $     43,596    $     23,472
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH CASH FLOW INFORMATION:
        Decommissioning liabilities assumed in offshore property
             acquisitions                                              $     12,589    $         21
        CDI common stock issued in purchase of Canyon
             Offshore, Inc.                                            $      4,163    $          0
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

         Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

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

         In July 2001, the FASB released SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted by the Company no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company is currently reviewing provisions of SFAS 143 to determine the standard's impact on the financial statements upon adoption. Among other things SFAS 143 will require oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet, something ERT has done since inception on an undiscounted basis.

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

Note 3 - Derivatives

         In March 2002 and April 2002, ERT entered into swap contracts that require payments to, or receipts from, an energy trading company based on the difference between a fixed and a variable price for a commodity. Under SFAS No. 133, we record the transactions as assets or liabilities, as applicable, and record any gain or loss on settled transactions, and the change in market value of unsettled positions in our consolidated statement of operations at the end of each reporting period. The impact of the swap contracts for the quarter and six months ended June 30, 2002 was immaterial to the financial statements.

         In June 2002, CDI signed the agreement with Coflexip to acquire the Subsea Well Operations Business Unit for 44.8 million British pounds (which at the time equaled $67.5 million) which subsequently closed in July. CDI entered into a foreign currency forward contract to lock in the British pound to U.S. dollar exchange rate. Under SFAS No. 133, we accounted for this transaction with changes in its fair value reported in earnings. Accordingly, a $1.1 million gain was recorded in other income for the period ended June 30, 2002 as a result of the change in market value of the contract as of June 30, 2002.

Note 4 - Business Segment Information (in thousands)

                                          June 30, 2002     December 31, 2001
                                          -------------     ------------------
                                                                 (unaudited)
Identifiable Assets --
     Subsea and salvage                     $596,921            $436,085
     Natural gas and oil production           81,085              37,037
                                            --------            --------
         Total                              $678,006            $473,122
                                            --------            --------


         With respect to the second quarter of 2002, Canyon Offshore, Inc. (which is included in the subsea and salvage segment) generated revenues and gross profit of $2.3 million and $400,000, respectively, from the telecommunications industry. For the three months ended June 30, 2002, Canyon derived $2.5 million and $500,000 of its revenues and gross profit, respectively, from Southeast Asia.

Note 5 - Long-Term Financings

         In August 2000, the Company closed a $138.5 million long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of he Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. At the time the financing closed in 2000, the Company made an initial draw of $40.1 million toward construction costs. During 2001, the Company borrowed an additional $59.5 million on this facility and during the first half of 2002 drew an additional $38.9 million. The MARAD Debt will be payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2% as of June 30, 2002). For a period up to four years from delivery of the vessel in April 2002, CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. As of December 31, 2001 and June 30, 2002, the Company was in compliance with these covenants.

         Since April 1997, the Company has had a revolving credit facility of $40 million available. The Company drew upon this facility only 134 days during the past four years with maximum borrowing of $11.9 million. The Company had no outstanding balance under this facility as of Decemer 31, 2001. In February 2002, the Company amended this facility, expanding the amount available to $60 million and extending the term three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of June 30, 2002, the Company had drawn $5.0 million under this revolving credit facility and was in compliance with these covenants.

         In November 2001, ERT (with a corporate guarantee by CDI) entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of December 31, 2001 and June 30, 2002. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. Interest cost and financial covenants are consistent with the facility in place at June 30, 2002. The debt ($22.8 million at June 30, 2002) and related asset will be reflected on CDI's balance sheet beginning in the third quarter of 2002.

Note 6 - Litigation

         The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. The Company believes that the outcome of all such proceedings would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

         In 1998, one of the Company's subsidiaries entered into a subcontract with Seacore Marine Contractors Limited to provide the Sea Sorceress to a Coflexip subsidiary in Canada. Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. Cal Dive was not a party to this arbitration proceeding. Only one of the grounds is potentially applicable to our subsidiary. In the event that Seacore chooses to seek contribution from our subsidiary which could entail another arbitration, it is anticipated that the Company's exposure if any, should be less than $500,000. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive has responded alleging EEX Corporation breached various provisions of the same contracts and is defending the litigation vigorously. Although such litigation has the potential of significant liability, the Company believes that the outcome of all such proceedings is not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 7 - Canyon Offshore, Inc. Acquisition

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased approximately 85% of Canyon's stock for cash of $52.9 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired) and 181,000 shares of our common stock (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001). Cal Dive committed to purchase the remaining 15% for cash at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share. As they are employees, amounts paid, if any, in excess of the $13.53 per share will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill, which totaled approximately $45.1 million. The allocation of the purchase price to the fair market value of the net assets acquired in the Canyon acquisition are based on preliminary estimates of fair market values and may be revised when additional information concerning asset and liability valuation is obtained; however, management does not anticipate the adjustments, if any, will have a material impact on the Company's results of operations or financial position. The results of Canyon are included in the accompanying statements of operations since the date of the purchase, January 2, 2002.

Note 8 - Offshore Property Acquisitions

         In June 2002, ERT acquired a package of offshore properties from Williams exploration and production. ERT paid $5.5 million and assumed the pro-rata share of the abandonment obligation for the acquired interests. The blocks purchased represent an average 30% net working interest in 26 Gulf of Mexico leases.

         In April 2002, ERT acquired a 100% interest in East Cameron Block 374, including existing wells, equipment and improvements. The property, located in 425 feet of water, was jointly owned by Murphy Exploration & Production Company and Callon Petroleum Operating Company. Terms include a cash payment to reimburse the owners for the inception-to-date cost of the subsea wellhead and umbilical, and an overriding royalty interest in future production. Cal Dive plans to complete the temporarily abandoned number one well and perform a subsea tie-back to a host platform. The cost of completion and tie-back is estimated at $7 million, with first production expected in September 2002.

Note 9 - Equity Offering

         In May 2002 CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Coflexip Well Operations acquisition (see below), ERT acquisitions and to retire debt under the Company's revolver.

Note 10 - Marco Polo Project

         In June 2002 CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI's share of the construction costs is estimated to be approximately $110 million. The Company, along with El Paso, is currently negotiating non-recourse project financing for this venture, terms of which would include a minimum equity investment for CDI of $33 million, $12 million of which had been paid as of June 30, 2002 and is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet.

Note 11 - Subsequent Events - Coflexip Well Operations Acquisition and Offshore Property Acquisition

         In July 2002, CDI purchased the Subsea Well Operations Business Unit of CSO Ltd., a wholly owned subsidiary of Technip-Coflexip, for $68.6 million. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill, which totaled approximately $28.6 million. The allocation of the purchase price to the fair market value of the net assets acquired in this acquisition are based on preliminary estimates of fair market values and may be revised when additional information concerning asset and liability valuation is obtained; however, management does not anticipate the adjustments, if any, will have a material impact on the Company's results of operations or financial position.

         In August 2002, ERT signed a definitive Purchase and Sale Agreement to acquire the interests of Amerada Hess Corporation in seven Gulf of Mexico fields, six of which Amerada Hess operates. Terms of the purchase, which is expected to close by the end of August, involve $15 million in cash and ERT's assumption of the pro-rata share of the related decommissioning liability.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2002 and 2001

         Revenues. During the three months ended June 30, 2002, our revenues increased 48% to $72.3 million compared to $48.8 million for the three months ended June 30, 2001. The increase was attributable to the Subsea and salvage segment, partially offset by a decrease in the Natural gas and oil production segment. Subsea and salvage revenue increased $27.1 million to $59.7 million in the second quarter of 2002 compared to $32.6 million for the comparable prior-year period. This increase was mainly due to the contribution of Canyon ($8.8 million) and new additions to our DP fleet: the Q4000 ($8.0 million), the Eclipse ($6.2 million) and the Intrepid ($3.7 million).

         Natural gas and oil production revenue for the three months ended June 30, 2002 decreased $3.6 million to $12.6 million from $16.2 million during the comparable prior year period. The decrease was solely due to lower commodity prices. Production of 3.5 Bcfe in the second quarter of 2002 was almost identical with volumes during the three months ended June 30, 2001. The average realized natural gas price of $3.34 per Mcf during the second quarter of 2002 was 26% below the $4.50 per Mcf realized in the comparable prior-year period. Decreasing oil prices had less of an impact on revenues, dropping only 4% to $25.11 per barrel during the second quarter of 2002 from $26.20 per barrel during the comparable prior year quarter.

         Gross Profit. Gross profit of $17.2 million for the second quarter of 2002 is slightly higher than the $16.9 million recorded in the comparable prior year period as Subsea and Salvage gross profit increased $1.9 million. However, margins declined 11 points to 24% for the second quarter of 2002 from 35% during the second quarter of 2001. The margin decrease is due to softened demand in the construction market and continued work on the low-margin Nansen/Boomvang project, which included a high level of pass-through revenues.

         Natural Gas and Oil Production gross profit decreased $1.6 million to $6.4 million in the second quarter of 2002 compared to $8.0 for the three months ended June 30, 2001, due to the aforementioned decreases in average realized natural gas and oil prices, while margins remained at the 50% level.

         Selling & Administrative Expenses. Selling and administrative expenses were $6.2 million in the second quarter of 2002, which is 27% more than the $4.9 million incurred in the second quarter of 2001 due entirely to the Canyon acquisition. Overhead decreased to 9% of revenues for the three months ended June 30, 2002 from 10% for the comparable prior-year period.

         Net Interest (Income) and Other. We reported net interest income and other of $105,000 for the three months ended June 30, 2002 in contrast to the $442,000 of net interest expense and other for the three months ended June 30, 2001 as a result of the $1.1 million gain on our foreign currency hedge associated with the Coflexip acquisition recorded in other income in June 2002. Interest expense of $840,000 for the second quarter of 2002 exceeded that incurred in the comparable prior year quarter due to the increase in our debt.

         In June 2002, CDI signed the agreement with Coflexip to acquire the Subsea Well Operations Business Unit for 44.8 million British pounds (which at the time equaled $67.5 million) which subsequently closed in July. CDI entered into a foreign currency forward contract to lock in the British pound to U.S. dollar exchange rate. Under SFAS No. 133, we accounted for this transaction with changes in its fair value reported in earnings. Accordingly, a $1.1 million gain was recorded in other income for the period ended June 30, 2002 as a result of the change in market value of the contract as of June 30, 2002.

         Income Taxes. Income taxes decreased slightly to $3.9 million for the three months ended June 30, 2002 compared with the $4.1 million in the comparable prior year period due to a slight drop in profitability.

         Net Income. Net income of $7.2 million for the three months ended June 30, 2002 was $332,000, or 4%, less than the comparable period in 2001 as a result of factors described above.

Comparison of Six Months Ended June 30, 2002 and 2001

         Revenues. During the six months ended June 30, 2002, our revenues increased 18% to $126.2 million compared to $107.3 million for the six months ended June 30, 2001 with the Subsea and Salvage segment contributing an additional $40.2 million this period, offsetting a decline of $21.2 million in the Natural Gas and Oil Production segment. Adding four Deepwater construction vessels and Canyon robotics provided almost all of the incremental revenue in the Subsea and Salvage segment.

         Natural gas and oil production revenue for the six months ended June 30, 2002 decreased 49% to $22.2 million from $43.4 million during the comparable prior year period. The decrease was due to a 39% decline in our average realized commodity prices to $3.28 per Mcfe ($2.99 per Mcf of natural gas and $22.74 per barrel of oil) in the first half of 2002 from $5.36 per Mcfe ($5.70 per Mcf of natural gas and $26.74 per barrel of oil) in the first half of 2001. Production also decreased 18% from 7.8 Bcfe in the first half of 2001 to 6.4 Bcfe during the first half of 2002.

         Gross Profit. Gross profit of $28.3 million for the first half of 2002 was $10.9 million, or 28%, less than the $39.2 million gross profit recorded in the comparable prior year period due mainly to the revenue decrease in Natural Gas and Oil Production mentioned above. Natural Gas and Oil gross profit decreased $13.3 million from $24.1 million in the first half of 2001 to $10.8 million for the six months ended June 30, 2002, due to the decreases in average realized commodity prices and production described above. Slightly offsetting this decline was a 17% increase in the Subsea and Salvage segment gross profit to $17.5 million for the six months ended June 30, 2002 from $15.0 million in the comparable prior year primarily due to the acquisition of Canyon.

         Gross margins decreased from 37% for the six months ended June 30, 2001 to 22% in the first half of 2002. Subsea and Salvage margins decreased from 24% for the first half of 2001 to 17% during the first half of 2002 due mainly to the softened demand in the construction and ROV support markets, as well as low margins on the Nansen/Boomvang project, which included a high level of pass-through revenues. Natural Gas and Oil Production gross margins declined 7 points to 49% for the first half of 2002 from 56% in the comparable prior year period due to the aforementioned declines in average realized commodity prices.

         Selling & Administrative Expenses. Selling and administrative expenses were $12.5 million in the first half of 2002, which is 19% more than the $10.5 million incurred in the first half of 2001, with all of the increase attributable to the acquisition of Canyon.

         Net Interest (Income) and Other. The Company reported net interest expense and other of $91,000 for the six months ended June 30, 2002 in contrast to $733,000 for the six months ended June 30, 2001. Included in net interest expense and other for the first half of 2002 is the $1.1 million gain on our foreign currency hedge, as discussed above. Interest expense for the first half of 2002 is higher than in the comparable prior year period as a result of our increase in debt related to our construction projects and the assumption of Canyon's capital leases.

         Income Taxes. Income taxes decreased to $5.5 million for the six months ended June 30, 2002, compared to $9.8 million in the comparable prior year period due to decreased profitability.

         Net Income. Net income of $10.2 million for the six months ended June 30, 2002 was $8.1 million, or 44%, less than the comparable period in 2001 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three years following our initial public offering in 1997, internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. During the third quarter of 2000, we closed a $138.5 million long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. Through June 30, 2002, we have drawn $138.5 million on this facility. Significant internally generated cash flow during 2001, coupled with the collection of a $10 million tax refund, enabled us to acquire the Mystic Viking, the Eclipse and Professional Divers, while maintaining cash balances of $37.1 million as of December 31, 2001. In January 2002, we acquired Canyon Offshore, Inc. See further discussion below. In July 2002, CDI purchased the Subsea Well Operations Business Unit of CSO Ltd., a wholly owned subsidiary of Technip-Coflexip, for $68.6 million using existing cash balances and our revolving credit facility. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill, which totaled approximately $28.6 million. The allocation of the purchase price to the fair market value of the net assets acquired in this acquisition are based on preliminary estimates of fair market values and may be revised when additional information concerning asset and liability valuation is obtained; however, management does not anticipate the adjustments, if any, will have a material impact on the Company's results of operations or financial position. As of July 31, 2002, we had $138.5 million of debt outstanding under the MARAD facility and $19.6 million of debt outstanding under our $60 million revolving credit facility. In addition, as of July 31, 2002, $26.8 million had been drawn on the project financing facility covering our share of costs for the construction of the spar production facility at Gunnison.

         In March 2002 and April 2002, ERT entered into swap contracts that require payments to, or receipts from, an energy trading company based on the difference between a fixed and a variable price for a commodity. Under SFAS No. 133, we record the transactions as assets or liabilities, as applicable, and record any gain or loss on settled transactions, and the change in market value, of unsettled positions at the end of each reporting period in our consolidated statement of operations. The impact of the swap contracts for the quarter and six months ended June 30, 2002 was immaterial to the financial statements.

         Operating Activities. Net cash provided by operating activities was $30.8 million during the six months ended June 30, 2002, as compared to $46.3 million during the first six months of 2001. This decrease was due mainly to decreased profitability and to last year's collection of a $10 million tax refund from the Internal Revenue Service relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes. In addition, accounts payable/accrued liabilities increased $9.7 million during the first six months of 2002 due primarily to invoices for the vessels under construction and in drydock. In addition, depreciation and amortization decreased $3.1 million to $15.7 million for the first half of 2002 due mainly to lower ERT depletion as a result of the decreased production.

         Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase of DP vessels; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers and Canyon; improvements to existing vessels and the acquisition of offshore natural gas and oil properties. As a result of our anticipation of an acceleration in Deepwater demand over the next several years, we incurred $153.0 million of capital expenditures (including the acquisition of Canyon and investment in Deepwater Gateway L.L.C.) during the first half of 2002, $151.3 million during 2001, $95.1 million during 2000 and $77.4 million during 1999.

         We incurred $91.2 million of capital expenditures during the first six months of 2002 compared to $63.2 million during the comparable prior year period. Included in the capital expenditures during the first half of 2002 was $36.5 million for the construction of the Q4000 and $20.3 million relating to the Intrepid DP conversion and Eclipse upgrade. Included in the $63.2 million of capital expenditures in the first six months of 2001 is $23.4 million for the construction of the Q4000 and $14.5 million relating to the Intrepid DP conversion project. In addition, in May 2001, Cal Dive acquired a DP marine construction vessel, the Mystic Viking. The remaining capital expenditures relate primarily to rig recompletion and exploitation work of ERT.

         In January 2002, we acquired Canyon Offshore, a supplier of ROVs and robotics to the offshore construction and telecommunications industries, in exchange for cash of $52.9 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired) and 181,000 shares of our common stock, 143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001 for $2.6 million. We will purchase the remaining 15% at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share. As they are employees, amounts paid, if any, in excess of the $13.53 per share will be recorded as compensation expense. The acquisition was accounted for as a purchase with the acquisition price being allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess of $45.1 million being recorded as goodwill.

         In April 2002, ERT acquired a 100% interest in East Cameron Block 374, including existing wells, equipment and improvements. The property, located in 425 feet of water, is jointly owned by Murphy Exploration & Production Company and Callon Petroleum Operating Company. Terms include a cash payment to reimburse the owners for the inception-to-date cost of the subsea wellhead and umbilical, and an overriding royalty interest in future production. Cal Dive plans to complete the temporarily abandoned number one well and perform a subsea tie-back to host platform. The cost of completion and tie-back is estimated at $7 million with first production expected in September 2002.

         In June 2002, ERT acquired a package of offshore properties from Williams exploration and production. ERT paid $5.5 million and assumed the pro-rata share of the abandonment obligation for the acquired interests. The blocks purchased represent an average 30% net working interest in 26 Gulf of Mexico leases.

         In June 2002 CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $110 million. We, along with El Paso, are currently negotiating non-recourse project financing for this venture, terms of which would include a minimum investment for CDI of $33 million, $12 million of which had been paid as of June 30, 2002 as is recorded as Equity Investment in Deepwater Gateway L.L.C. in the Company's consolidated balance sheet.

         In March 2001, we acquired substantially all of the assets of Professional Divers of New Orleans in exchange for $11.5 million. The assets purchased included the Mr. Sonny, a 165-foot, four-point moored DSV, three utility vessels and associated diving equipment including two saturation diving systems. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the balance of the purchase price ($2.8 million) being recorded as goodwill.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a deepwater Gulf of Mexico project of Kerr-McGee Oil & Gas Corporation. Consistent with our philosophy of avoiding exploratory risk, financing for the exploratory costs, initially estimated at $15 million, was provided by an investment partnership, the investors of which are Cal Dive senior management, in exchange for a 25% revenue override of our 20% working interest. We provide no guarantees to the investment partnership. At that time, the Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with such a reserve level, and a Cal Dive estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison project) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. The exploratory phase was expanded to ensure field delineation resulting in the investment partnership, which assumed the exploratory risk, funding $20 million of exploratory drilling costs, considerably above the initial $15 million estimate. With a commercial discovery being approved for development, we will fund our 20% share of ongoing development and production costs estimated in a range of $100 million to $110 million, $36.8 million of which had been incurred by June 30, 2002, with over half of that for construction of the spar production facility.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of common stock and project financings. In August 2000, we closed a $138.5 million long-term financing for construction of the Q4000. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. At the time the financing closed in 2000, we made an initial draw of $40.1 million toward construction costs. During 2001, we borrowed $59.5 million on this facility and during the first half of 2002 drew another $38.9 million. The MARAD dept will be payable in equal semi-annual installments beginning six months after delivery of the newbuild Q4000 and maturing 25 years from such date. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximately AAA Commercial Paper yields plus 20 basis points (approximately 2% as of June 30, 2002). For a period up to four years from delivery of the vessel we have options to lock in a fixed rate. In accordance with the MARAD dept agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and dept-to-equity requirements. As of June 30, 2002, we were in compliance with these covenants.

         Since April 1997, we have had a $40 million revolving credit facility. We drew upon this facility only 134 days during the four years ended December 31, 2001 with maximum borrowing of $11.9 million. We had no outstanding balance under this facility as of December 31, 2001. In

February 2002, we amended this facility, expanding the amount available to $60 million and extending the term to February 2005. We had $5.0 million outstanding under this facility as of June 30, 2002. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points financial covenants relating to cash flow leverage, minimum interest coverage and fixed charge coverage. We were in compliance with these covenants as of June 30, 2002.

         In November 2001, ERT, with a corporate guarantee by Cal Dive, entered into a five-year lease transaction with an entity owned by a third party to fund our $67.0 million portion of the construction costs of the spar production facility for the Gunnison field. As of June 30, 2002, the entity had drawn down $22.8 million on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. The facility bears interest at LIBOR plus 225-300 basis points depending on our leverage ratios and includes, among other restrictions, financial covenants relating to cash flow leverage, minimum interest coverage and debt to total book capitalization. We were in compliance with these covenants as of June 30, 2002. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. Interest cost and financial covenants are consistent with the facility in place at June 30, 2002. The debt ($22.8 million at June 30, 2002) and related asset will be reflected on CDI's balance sheet beginning in the third quarter of 2002.

         In May 2002 CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Coflexip Well Operation acquisition, ERT acquisitions and to retire debt under the Company's revolver.

         During the first half of 2002, we made payments of $4.0 million on capital leases assumed in the Canyon acquisition. The only other financing activity during the six months ended June 30, 2002 and 2001 involved the exercise of employee stock options.

         The following table summarizes our contractual cash obligations as of June 30, 2002 and the scheduled years in which the obligation are contractually due, including the Gunnison term loan closed in August 2002:

                                                Less Than 1
                                      Total        Year      2-3 Years    4-5 Years    Thereafter
                                   ----------   -----------  ----------   ----------   ----------
MARAD debt                         $  138,464   $    2,500   $    6,000   $    7,000   $  122,964
Gunnison Term Debt                     22,784         --          6,835   $   15,949         --
Revolving debt                          5,000         --          5,000         --           --
Q4000 construction and Intrepid          --
Conversion                              5,000        5,000         --           --           --
Gunnison development                   73,000       44,000       29,000         --           --
Investments in Deepwater Gateway         --
L.L.C                                  21,000       21,000         --           --
Operating leases                        7,566        2,787        3,716          995           68
Redeemable stock in subsidiary          7,688        2,563        5,125         --           --
Canyon capital leases and other         4,934        1,865        3,069         --           --


    Total cash obligations         $  285,436   $   79,715   $   58,745   $   23,944   $  123,032
                                   ----------   ----------   ----------   ----------   ----------

         In addition, in connection with our business strategy, we evaluate acquisition opportunities (including additional vessels as well as interest in offshore natural gas and oil properties). In August 2002, ERT signed a definitive Purchase and Sale Agreement to acquire the interests of Amerada Hess Corporation in seven Gulf of Mexico fields, six of which Amerada Hess operates. Terms of the purchase, which is expected to close by the end of August, involve $15 million in cash and ERT's assumption of the pro-rata share of the related decommissioning liability. We believe that internally-generated cash flow, borrowings under existing credit facilities and use of project financings along with other debt and equity alternatives will provide the necessary capital to meet these obligations and achieve our planned growth.

ITEM 3.  Quantitative and qualitative disclosure about market risk

         A variety of quantitative and qualitative factors affect the operations of the Company. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Assumptions".

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

         See Part I, Item 1, Note 6 to Consolidated Financial Statements, which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits -

             Exhibit 99.1 - Certification of Periodic Report by Chief Executive Officer

             Exhibit 99.2 - Certification of Periodic Report by Chief Financial Officer

         (b) Reports on Form 8-K -

             Current Report on Form 8-K filed May 2, 2002 to report the Company's 2002 first quarter financial results and its forecasted results for the quarter ending June 30, 2002.

             Current Report on Form 8-K filed May 22, 2002 to report the filing of a Registration Statement on Form S-3 for the sale by the Company of its Common Stock.

             Current Report on Form 8-K filed June 19, 2002 to report the change in the Company's certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAL DIVE INTERNATIONAL, INC.




Date:      August 14, 2002           By: /s/ Owen Kratz
                                        ----------------------------------------
                                        Owen Kratz, Chairman
                                          and Chief Executive Officer




Date:      August 14, 2002           By: /s/ A. Wade Pursell
                                        ----------------------------------------
                                        A. Wade Pursell, Senior Vice President
                                          And Chief Financial Officer

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

99.1              Certification of Periodic Report of Chief Executive Officer

99.2              Certification of Periodic Report of Chief Financial Officer