Form 10-K
period 2002-12-31
CAL DIVE INTERNATIONAL INC
filed 2003-03-28
CIK 866829

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $759,567,754 based on the last reported sales price of the Common Stock on June 28, 2002, as reported on the NASDAQ/National Market System.

     The number of shares of the registrant's Common Stock outstanding as of March 17, 2003 was 37,632,058.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            CAL DIVE INTERNATIONAL, INC. ("CDI") INDEX -- FORM 10-K

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................   17
Item 3.          Legal Proceedings...........................................   21
Item 4.          Submission of Matters to a Vote of Security Holders.........   22
Unnumbered       Executive Officers of the Company...........................   22
  Item
                                      PART II
Item 5.          Market for the Registrant's Common Equity and Related
                   Shareholder Matters.......................................   24
Item 6.          Selected Financial Data.....................................   24
Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   26
Item 7A          Quantitative and Qualitative Disclosure About Market Risk...   36
Item 8.          Financial Statements and Supplementary Data.................   38
                 Independent Auditors' Report................................   39
                 Consolidated Balance Sheets -- December 31, 2002 and 2001...   41
                 Consolidated Statements of Operations -- Three Years Ended
                   December 31, 2002, 2001 and 2000..........................   42
                 Consolidated Statements of Shareholders' Equity -- Three
                   Years Ended December 31, 2002, 2001 and 2000..............   43
                 Consolidated Statements of Cash Flows -- Three Years Ended
                   December 31, 2002, 2001 and 2000..........................   44
                 Notes to Consolidated Financial Statements..................   45
Item 9.          Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................   67
                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   67
Item 11.         Executive Compensation......................................   67
Item 12.         Security Ownership of Certain Beneficial Owners and
                   Managers..................................................   67
Item 13.         Certain Relationships and Related Transactions..............   67
Item 14.         Controls and Procedures.....................................   67
                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.......................................................   68
                 Signatures..................................................   71
                 Certifications..............................................   72

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

     We are an energy services company specializing in subsea construction and well operations as well as providing oil and gas companies with alternatives to traditional approaches of equity sharing in offshore properties. We operate primarily in the Gulf of Mexico, or Gulf, and recently in the North Sea with services that cover the lifecycle of an offshore oil and gas field. We believe we have a longstanding reputation for innovation in our subsea construction techniques, equipment design and methods of partnering with customers. Our diversified fleet of 23 vessels and 21 remotely operated vehicles (or ROVs) and trencher systems perform services that support drilling, well completion, intervention, construction and decommissioning projects involving pipelines, production platforms, risers and subsea production systems. We also have acquired significant interests in oil and gas properties and related production facilities as part of our Production Partnering business. Our customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms.

     We have positioned ourselves for work in water depths greater than 1,000 feet, referred to as the Deepwater, by continuing to grow our technically advanced fleet of dynamically positioned, or DP, vessels, ROVs and the number of highly experienced support professionals we employ. In early 2002, we purchased our new ROV subsidiary, Canyon Offshore, Inc., that offers survey, engineering, repair, maintenance and international cable burial services in the Gulf, North Sea and Southeast Asia. Later in mid-2002, our Well Ops (U.K.) Limited subsidiary purchased the North Sea well operations business unit of Technip-Coflexip ("Technip") including one large DP vessel, work contracts and personnel. This fleet of DP vessels serves as advanced work platforms for the subsea solutions that we provide with our alliance partners, a group of internationally recognized contractors and manufacturers. Most notably, the Q4000, our Deepwater semi-submersible multi-service vessel, or MSV, incorporates patented technologies that can improve Deepwater well completion, intervention and construction economics for our customers. Availability of the Q4000, and four other large vessels that we recently purchased or upgraded, the Eclipse, Mystic Viking, Intrepid and Seawell, enables us to offer a diverse fleet of DP subsea construction and intervention vessels (four of which are based in the Gulf).

     On the Outer Continental Shelf, or OCS, in water depths up to 1,000 feet, we perform traditional subsea services, including air and saturation diving and salvage work. Our shallow operations division, Aquatica, provides a full complement of services in the shallow water market from the shore to a depth of 300 feet. Aquatica's eight vessels are permanently dedicated to performing traditional diving services. In depths from 300 feet to 1,000 feet, these services are provided by our two four-point saturation diving vessels, with another five DP vessels capable of providing such services, on the OCS. We provide marine construction services in the OCS "spot market" where projects are generally turnkey in nature, short in duration (two to thirty days), and require the availability of multiple vessels due to frequent rescheduling. The technical and operational experience of our personnel and the scheduling flexibility offered by our large fleet enable us to manage turnkey projects and to meet our customers' requirements. We have also established a presence in the salvage market by offering customers a number of options to address their decommissioning obligations in a cost-efficient manner, particularly the removal of smaller structures. Our alliance with Horizon Offshore, Inc. provides derrick barge and heavy lift capacity for the removal of larger structures.

     In our Production Partnering business, our subsidiary Energy Resource Technology, Inc., or ERT, acquires and produces mature, non-core offshore property interests, offering customers a cost-effective alternative to the decommissioning process required by law. Market conditions in 2002 allowed ERT to add significantly to its property base through large property acquisitions from Williams Production RMT Company (a subsidiary of the Williams Companies), Amerada Hess Corporation, subsidiaries of Shell Exploration and Production Company, and a venture consisting of Murphy Exploration & Production Company ("Murphy") and Callon Petroleum Operating Company ("Callon"), adding over 70 BCFe to ERT's reserves. In the acquisition from the Murphy/Callon joint venture, ERT acquired and successfully developed a "Stranded

Field" property, i.e., one where the exploratory well had encountered proven reserves yet the reserves were of a marginal size to Murphy while Callon was constrained by capital expenditure requirements. We also expanded our Production Partnering strategy through participation in the ownership of the TLP production facility for the Marco Polo field, a Deepwater Gulf oil and gas exploration project operated by Anadarko Petroleum Corporation. We expect that owning this tension-leg platform, or TLP, in a 50/50 joint venture with El Paso Energy Partners, L.P. will generate income for us in the future and also provide us with additional construction work for Cal Dive and farm-in opportunities for ERT. ERT's reservoir engineering and geophysical expertise enabled us in 2000 to acquire a working interest in Gunnison, a Deepwater Gulf oil and natural gas exploration project, in partnership with the operator, Kerr-McGee Corporation. We anticipate that these investments will generate income for us in the future and will also help secure utilization for our subsea assets. At both Gunnison and Marco Polo, we participate in field development planning and have been contracted to perform subsea construction work.

     Cal Dive was incorporated in Minnesota in 1983 as a successor to California Divers, Inc. a company originally incorporated in 1964. We make available through our website, www.caldive.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     Our overall corporate goal is to increase shareholder value by strengthening our market position to provide a return that leads our Peer Group. We have been able to achieve our return on capital objective by focusing on the following business strengths and strategies.

OUR STRENGTHS

     Fleet of DP Vessels. Our fleet of DP vessels and ROVs is one of the largest permanently deployed in the Gulf, with one of the most diverse and technically advanced collections of subsea intervention and construction capabilities. The comprehensive services provided by our DP vessels are both complementary and overlapping, enabling us to provide customers the redundancy essential for most projects, especially in the Deepwater.

     Formation of New Well Operations Subsidiary as a "First In" Advantage. In 2002 we formed a new wholly owned subsidiary, Well Ops Inc., to provide offshore oil and gas operators with the experience, expertise and technology for cost-effective subsea well operations. Establishment of the Well Ops group followed the construction of the purpose-built Q4000 and the acquisition of the Subsea Well Operations Business Unit of Technip in Aberdeen, Scotland. The mission of the new companies is to provide the industry with a single, comprehensive source for addressing current well operations needs and to engineer for future needs.

     Experienced Personnel and Turnkey Contracting. A key element of our successful growth has been our ability to attract and retain experienced personnel who are among the best in the industry at providing turnkey contracting. We believe the recognized skill of our personnel and our successful operating history uniquely position us to capitalize on the trend in the oil and gas industry of increased outsourcing to contractors and suppliers.

     Major Provider of Marine Construction Services on the OCS. We believe that our expansion of Aquatica, our alliance with Horizon, and our position in the Gulf for saturation diving services make us the largest supplier of marine construction services on the OCS. We expect the ongoing depletion of existing reserves, coupled with growing demand for natural gas, to require increased exploitation and development of OCS reservoirs.

     Production Partnering. The strategy of ERT's oil and gas production business differentiates us from our competitors and helps to offset the cyclical nature of our marine construction operations. Each of ERT's oil and gas investments is designed to secure utilization of CDI construction vessels. Our long-term goal is that 40% of all of our construction utilization is provided by ERT's ownership of offshore fields and production facilities.

     Decommissioning Operations. Over the last decade, we have established a presence in decommissioning offshore facilities, particularly in the removal of the smaller structures and caissons that make up approximately half of the structures in the Gulf. We expect demand for decommissioning services to increase due to the significant backlog of platforms and caissons that must be removed in accordance with government regulations.

OUR STRATEGIES

     Focusing on the Gulf. We will continue to focus on the Gulf of Mexico, where we have provided marine construction services since 1975. We expect oil and gas exploration and development activity in the Gulf, particularly in the Deepwater, to increase over the next several years.

     Capturing a Leading Presence in the Deepwater Market. We have recently expanded our fleet to service Deepwater projects by purchasing the Mystic Viking, a 242 foot DP vessel; the Eclipse, a large mono-hull vessel with significant deck load capacity; and the Seawell, a purpose built DP well operations vessel. In addition, in 2002 we took delivery of the Q4000 and the Intrepid. Our fleet now includes nine world-class DP vessels, seven of which are based in the Gulf of Mexico. In addition, through Canyon we now own and operate 21 ROV and trencher systems. Canyon represents an integration that is consistent with our strategy of controlling all aspects along the critical path of significant projects. In addition, we are presently building a "T750" Super Trencher as well as 3 Triton XLS ROV systems to fulfill requirements under a Master Service Agreement entered into with Technip.

     Developing Well Operations Niche. It is estimated that over 2,000 subsea trees will be installed in the years 2002 through 2006. Currently there are few cost-effective solutions for subsea well operations to troubleshoot or enhance production, shift zones or perform recompletions, as all such work today must generally be done from drilling rigs. Our three purpose-built vessels serve as work platforms for well operations services at costs significantly less than drilling rigs. In the Gulf of Mexico, the new, multi-service semi-submersible Q4000 and the Uncle John have set a series of "firsts" in increasingly deep water without the use of a rig. In the North Sea, the Seawell has provided intervention and abandonment services for more than 400 North Sea wells since her commissioning in 1987. Competitive advantages of the CDI vessels stem from their lower operating costs, ability to mobilize quickly and to maximize productive time by performing a broad range of tasks for intervention, construction, inspection, repair and maintenance.

     Acquiring Mature Oil and Gas Properties. Through ERT we have been acquiring mature or sunset properties since 1992, thereby providing customers a cost effective alternative to the decommissioning process. In the last ten years we have acquired interests in 89 leases and currently are the operator of 42 of 63 active offshore leases. ERT has been able to achieve a significant return on capital by efficiently developing acquired reserves, lowering lease operating expenses and adding new reserves through well work. Our customers consider ERT a preferred buyer as ERT is a bonded offshore operator and has access to Cal Dive's decommissioning assets. As the industry wide leader of acquiring mature properties, ERT has a significant flow of potential acquisitions. At December 31, 2002, ERT's total proven reserves were 157.5 BCFe, including 73.8 BCFe of initial proved reserves assigned to our ownership position in Gunnison.

     Expanding Ownership in Deepwater Developments. Cal Dive has a 20% working interest position in the Deepwater Gunnison field and owns 50% of the tension leg production platform being constructed with El Paso Energy Partners for the Marco Polo field. Ownership of the TLP provides a transmission type return which does not entail any reservoir or commodity price risk. The Company plans to seek additional opportunities to invest in such production facilities.

     Expanding the Stranded Field Model. Drilling activity in the Gulf since 1998 has consistently exceeded 70 exploratory wells per year with approximately 30% resulting in new discoveries. Because of the smaller size of the reservoirs today, there are many commercial discoveries in the Deepwater Gulf of Mexico that have yet to be brought into production. In addition, many of the wells deemed non-commercial or those in non-core areas are attractive to the Company. During 2002, the Company acquired and successfully developed its first proved undeveloped reserve ("PUD") prospect, East Cameron 374, a field acquired from Murphy Exploration and Callon. The Eclipse and Cal Diver I assisted in the successful development of this field. Depending upon the water depth, development of these fields may require state of the art equipment such as the Q4000, a more specialized asset such as the Intrepid, for pipelay or a combination of Cal Dive contracting assets. The Company is considering a number of alternatives that would provide outside investor funding to expand this market niche.

                                  THE INDUSTRY

     The offshore oilfield services industry in the Gulf originated in the early 1950s to assist companies as they began to explore and develop offshore fields. The industry has grown significantly since the early 1970s as the domestic oil and gas industry has increasingly relied upon these fields for new production. The oilfield services industry benefits from a number of trends including the following:

     - lack of growth in natural gas production and failure to construct new subsea construction assets in the face of foreign dependency and increasing U.S. and world demand;

     - advances in exploration, extraction and production technology that have enabled industry participants to more cost-effectively enter the Deepwater Gulf; and

     - increased demand for decommissioning services as the offshore oil and gas industry continues to mature.

     In response to the oil and gas industry's ongoing migration to the Deepwater, equipment and vessel requirements have changed. Most vessels currently operating in the Deepwater Gulf were designed in the 1970s and 1980s for work in a maximum depth of approximately 1,000 feet. These vessels have been modified to take advantage of new technologies and now operate in depths up to 4,000 feet. We believe there is demand in the Gulf for new generation vessels, such as the Q4000 and Intrepid, that are specifically designed to work in water depths up to 10,000 feet.

     Defined below are certain terms and ideas helpful to understanding the services we perform in support of offshore development:

          BCFe: When describing oil and gas, the term converts oil volumes to their energy equivalent in natural gas and combines them in billions of cubic feet equivalent.

          Deepwater:  Water depths beyond 1,000 feet.

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

          DP-2: Redundancy allows the vessel to maintain position even with failure of one DP system. Required for vessels which support both manned diving and robotics and for those working in close proximity to platforms.

          EHS: Environment, Health and Safety programs to protect the environment, safeguard employee health and eliminate injuries.

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

          Minerals Management Service (MMS): The federal regulatory body having responsibility for United States waters in the Gulf.

          MMcf:  When describing natural gas, refers to 1 million cubic feet.

          Moonpool: An opening in the center of a vessel through which a saturation diving system or ROV may be deployed, allowing safe deployment in adverse weather conditions.

          Outer Continental Shelf (OCS): For purposes of our industry, areas in the Gulf from the shore to 1,000 feet of water depth.

        Peer Group: Defined in this Annual Report as comprising Global Industries, Ltd. (Nasdaq: GLBL), Horizon Offshore, Inc. (Nasdaq: HOFF), McDermott International, Inc. (NYSE: MDR), Oceaneering International, Inc. (NYSE: OII), Stolt Offshore SA (Nasdaq: SOSA), Technip-Coflexip (NYSE:
     TKP), and Torch Offshore, Inc. (Nasdaq: TORC).

          Production Partnering: Alternative approach (i) to equity sharing in offshore properties through the purchase of mature fields and those fields where exploratory drilling encountered less than expected reserves and (ii) to ownership of production facilities.

          Proved Undeveloped Reserve (PUD): Proved undeveloped oil and gas reserves that are expected to be recovered from a new well on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

          Spar: Floating production facility anchored to the sea bed with catenary mooring lines.

          Spot Market: Prevalent market for subsea contracting in the Gulf, characterized by projects generally short in duration and often of a turnkey nature. These projects often require constant rescheduling and the availability or interchangeability of multiple vessels.

          Stranded Field: Smaller reservoir that standing alone may not justify the economics of a host production facility and/or infrastructure connections.

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

          Tension Leg Platform (TLP): A floating Deepwater compliant structure designed for offshore hydrocarbon production.

          Trencher or Trencher System: A subsea robotics system capable of providing post lay trenching, inspection and burial (PLIB) and maintenance of submarine cables and flowlines in water depths of 30 to 7,200 feet across a range of seabed and environmental conditions.

          Ultra-Deepwater:  Water depths beyond 4,000 feet.

                               SUBSEA CONTRACTING

     We and our alliance partners provide a full range of subsea construction services in both the shallow water and Deepwater Gulf including:

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

  Deepwater Contracting and Well Operations

     In 1994, we began to assemble a fleet of DP vessels in order to deliver subsea services in the Deepwater and Ultra-Deepwater. Today, our fleet consists of two semi-submersible DP MSVs, the Q4000 and the Uncle John; a dedicated well operations vessel, the Seawell; an umbilical and rigid pipelay vessel, the Intrepid; three construction DP DSVs, the Witch Queen, the Mystic Viking, and the Eclipse; and two ROV support vessels, the Merlin and the Northern Canyon. In 2001, we began vessel enhancements to the Q4000 (well completion) and the Intrepid (DP-2 capability and a 400-ton crane). The Q4000 and Intrepid were placed into service, respectively, in April and May 2002. We purchased the Eclipse in October of 2001 and the Seawell in July of 2002.

     In 2002, we increased our ROV and trenching fleet to 21 by acquiring Canyon Offshore, Inc. Canyon's ROVs and trenchers are designed for offshore construction, rather than drilling rig support, and its management team added industry experience in a setting where our vessels can add value in support of its ROVs. As marine construction support in the Gulf of Mexico moves to deeper waters, ROV systems will play an increasingly important role and will help to provide our customers with vessel availability and schedule flexibility to meet the technological challenges of Deepwater construction developments in the Gulf and internationally. Our ROVs operate in three regions: the Americas (8), Southeast Asia (5), and the North Sea (4). In addition to the ROVs, Canyon also has four trenchers that operate in Southeast Asia (2) and the North Sea (2). Furthermore, Canyon has ordered 3 new Triton XLS ROV systems and a state of the art 750 horsepower trenching unit to fulfill its future contract obligations under its agreement with Technip.

     We assist customers in solving the operational challenges encountered in Deepwater projects by using methods or technologies we have developed. To enhance our ability to provide both full field development and life of field services, we have alliances with other offshore service and equipment providers. These alliances enable us to offer state-of-the-art products and service while maintaining our low overhead base. These alliances are:

     - Fugro-McClelland Marine Geoscience, Inc. -- Geotechnical coring and survey

     - Horizon Offshore, Inc. -- Small diameter reeled pipelay equipment

     - Schlumberger Limited -- Deepwater downhole services

     Utilization of 82% was very close to last year's record of 87% even though we added three new vessels and elected to take several vessels out of service in the third quarter for accelerated regulatory inspections. Major projects in 2001 and 2002 were:

                                                                                 DEPTH
FIELD                   CUSTOMER                       DESCRIPTION               (FEET)
-----                   --------                       -----------               ------
Diana            Exxon                     Riser tie-in, spool and strake        4,600
                                           installations.......................

Diana D-3        Exxon                     Jumper and flying lead                4,600
                                           installations.......................

Marshall/Madison Exxon                     Jumper and flying lead                4,960
                                           installations.......................

Mica             Exxon                     Manifold, suction pile and tree       4,500
                                           installations.......................

Nansen/Boomvang  Kerr-McGee                Plet, flexible riser, umbilicals      3,700
                                           flying lead and jumper
                                           installations.......................

King Kong        Mariner                   Jumper and flying lead                3,400
                                           installations.......................

Navajo           Kerr-McGee                Installed flex riser, 6-inch          3,700
                                           pipeline and umbilicals.............

Falcon           El Paso Energy Partners   Manifold installation and jumper      3,450
                                           metrology...........................

     In late 2002, we formed a new wholly owned subsidiary, Well Ops Inc., to provide offshore oil and gas operators with the industry's largest collection of experience, expertise and technology for cost-effective subsea well operations. Establishment of the Well Ops Group (Well Ops Inc. and Well Ops (U.K.) Limited) follows the construction of the purpose-built Q4000 and the acquisition of the subsea well operations business unit of CSO Ltd., a subsidiary of Technip. The mission of these new companies is to provide the industry with a single, comprehensive source for addressing current well operations needs and to engineer for future needs. Our purpose-built vessels serve as work platforms for well operations services at costs significantly less than drilling rigs. In the Gulf of Mexico, the Q4000 and the Uncle John have set a series of "firsts" in increasingly deep water without the use of a rig including: first "live subsea well" intervention; first through tubing subsea well decommission; first "live subsea well" intervention using wireline lubricator; first Deepwater full field decommission; first re-entry and decommission through horizontal tree; first removal and recovery of subsea well templates and horizontal trees; first use of test tree in open water as a lower riser package (LRP); first subsea transfer of tree from one well to another during decommissioning operations; first use of coil tubing drilling in subsea decommissioning; and first installation of a "storm choke" as replacement for subsurface safety control valve; all of which utilized a semi-submersible DP MSV instead of a drilling rig. The Seawell has provided intervention and abandonment services for more than 400 North Sea wells since her commissioning in 1987. Competitive advantages of our vessels stem from their lower operating costs and the ability to mobilize quickly and maximize productive time by performing a broad range of tasks for intervention, construction, inspection, repair and maintenance. Well Ops Inc. also collaborates with the leading downhole service providers to provide a superior, comprehensive solution. An alliance is currently in place with Schlumberger to provide these services.

  Shelf Contracting

     On the OCS in water depths up to 1,000 feet, we perform traditional subsea services including air and saturation diving in support of marine construction activities. Eleven of our vessels are permanently dedicated to performing traditional diving services, with another five DP vessels capable of providing such services, on the OCS. Seven of these vessels support saturation diving. In addition, our highly qualified personnel have the technical and operational experience to manage turnkey projects to satisfy customers' requirements and achieve our targeted profitability.

     We deliver our services in the shallow water market, from the beach to a depth of 300 feet, through our shallow operations division, Aquatica. In addition, our saturation diving vessels can deliver services in depths up to 1,000 feet. We also perform numerous projects on the OCS in an alliance with Horizon. In the late 1980s, we demonstrated that pipelay operations would be much more effective if the expensive barge spreads simply laid the pipe, allowing our DSVs to follow along and perform the more time-consuming task of commissioning the line. Under the alliance, we have the exclusive right to provide DSV and diving services for Horizon pipelay barges, while Horizon supplies pipelay, derrick barge and heavy lift capacity to us. Our interaction with Horizon is multi-faceted, including operations in addition to those that flow from the formal alliance to provide services on the OCS. For example, much of our work in Mexican waters has been subcontracted from Horizon.

     Since 1989, we have undertaken a wide variety of decommissioning assignments, mostly on a turnkey basis. We have established a leading position in the removal of smaller structures, such as caissons and well protectors, which represent approximately half of the structures in the Gulf.

                             PRODUCTION PARTNERING

     We formed ERT in 1992 to exploit a market opportunity to provide a more efficient solution to offshore abandonment, to expand our off-season salvage and decommissioning activity, and to support full field production development projects. Through Production Partnering, we offer customers the option of selling mature offshore fields as an alternative to contracting and managing the many phases of the decommissioning process. The benefits of our Production Partnering strategy are fourfold. First, oil and gas revenues counteract the volatility in revenues we experience in offshore construction. Second, in periods of excess capacity, such as in 2002, we have the flexibility to stay out of the competitive bid market and instead focus on negotiated contracts. Third, our oil and gas operations generate significant cash flow that has partially funded construction and/or modification of assets such as the Q4000, Intrepid and Eclipse, enabling us to add technical talent to support our expansion into the new Deepwater frontier. Finally, a major objective of our investments in oil and gas properties is to secure the associated marine construction work.

     There are over 100 discoveries in the Deepwater Gulf that have yet to be brought into production. Many of these are smaller reservoirs that standing alone cannot justify the economics of a host production facility. As a result, we expect that the Deepwater Gulf will be developed in a hub and satellite field concept that resembles the approach the airline industry has used with regional hub locations. We expect significant opportunities as this occurs. For example, Gunnison, our first Deepwater field development project, is a hub location where we will provide infrastructure and tie-back marine construction services. At the Marco Polo field, our 50% ownership in the production facility will allow us to realize a return on investment consisting of both a fixed monthly demand charge and a volumetric tariff charge. In addition, we will assist with the installation of the TLP and work to develop the surrounding acreage that can be tied back to the platform by our construction vessels.

     Within ERT we have assembled a team of personnel with experience in geology, geophysics, reservoir engineering, drilling, production engineering, facilities management, lease operations and land. ERT generates income in three ways: lowering salvage costs by using our assets, operating the field more cost effectively, and extending reservoir life through well exploitation operations. When a company sells an OCS property, they retain the financial responsibility for plugging and decommissioning if their purchaser becomes financially unable to do so. Thus, it becomes important that a property be sold to a purchaser who has the financial wherewithal to perform their contractual obligations. Although there is significant competition in this mature field market, ERT's reputation, supported by Cal Dive's financial strength, have made it the purchaser of choice of many major independent oil and gas companies. Despite this competition we significantly expanded our property base in 2002 with four large acquisitions, including one successful completion of a "stranded" field.

     In June, ERT acquired a package of offshore properties from Williams Production RMT Company (a subsidiary of the Williams Companies). The blocks purchased represent an average 30% net working interest in 23 federal leases and three Texas leases with 23 wells that produce the equivalent of 7.5 MMcf per day. In August, ERT acquired the 74.8% working interest of subsidiaries of Shell Exploration & Production Company in the South Marsh Island 130 (SMI 130) field and completed the purchase of seven Gulf of Mexico fields from Amerada Hess Corporation, including Hess's 25% interest in SMI 130. Currently the SMI 130 Field, with approximately 155 wells on five 8-pile platforms, produces approximately 4,000 barrels of oil per day from

50 active wells. In August 2002, ERT completed the #1 well at East Cameron 374 in three zones using Cal Dive vessels. With production commingled from the lower two zones the well is currently producing at 15.5 MMCFD and 75 BOPD. The completion marked the first Gulf of Mexico application of Baker Oil Tools "Intelligent Well System". The "InForce(TM) Intelligent Well System" allows ERT to change zones via hydraulic controls on the production platform without requiring a rig re-enter the well. This type of completion also minimizes future well maintenance requirements.

     The table below sets forth information, as of December 31, 2002, with respect to estimates of net proved reserves and the present value of estimated future net cash flows at such date, prepared in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2002, excluding Gunnison, have been reviewed by Miller and Lents, Ltd., independent petroleum engineers. These non-Gunnison reserves totaled (as of December 31, 2002) 43,323 MMcf of natural gas and 6,727 MBbls of oil with a standardized measure of discounted future net cash flows (pre-tax) of $161,565,600 (see note (2) in table below). Since the Company does not own a license to the geophysical data, reserves attributable to Gunnison (which total 47% of our proved reserves as of December 31, 2002) have been determined based on information provided by the operator. These reserve estimates were reviewed by our engineers, including an assessment of the operator's assumptions and their engineering, geologic and evaluation principles and techniques. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                                                              TOTAL PROVED
                                                              ------------
Estimated Proved Reserves(1):
Natural gas (MMcf)..........................................        85,224
Oil and condensate (MBbls)..................................        12,037
Standardized measure of discounted future net cash flows
  (pre-tax)(2)..............................................  $291,705,010

---------------

(1) Includes both Company's reserves reviewed by Miller & Lents (as noted above) and Gunnison reserves reviewed by Company's engineers.

(2) The standardized measure of discounted future net cash flows attributable to our reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum. As of December 31, 2002, we owned an interest in 157 gross (105 net) natural gas wells and 302 gross (265 net) oil wells located in federal and state offshore waters in the Gulf of Mexico.

                                   CUSTOMERS

     Our customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers was as follows: 2002 -- Horizon Offshore, Inc. (10%) and BP Trinidad & Tobago LLC (11%); 2001 -- Horizon Offshore, Inc. (18%) and Enron Corp. (10%) and 2000 -- Enron Corp. (13%). We estimate that in 2002 we provided subsea services to over 200 customers. Our projects are typically of short duration and are generally awarded shortly before mobilization. Accordingly, we believe backlog is not a meaningful indicator of future business results.

                                  COMPETITION

     The subsea services industry is highly competitive. While price is a factor, the ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record are also important. Our competitors on the OCS include Global Industries Ltd., Oceaneering International, Inc., Stolt Offshore S.A., Torch Offshore, Inc., and a number of smaller companies, some of which only operate a single vessel and often compete solely on price. For Deepwater projects, our principal competitors include Stolt Offshore S.A., Subsea 7, Technip-Coflexip and Torch.

     ERT encounters significant competition for the acquisition of mature oil and gas properties. Our ability to acquire additional properties depends upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many potential purchasers of oil and gas properties are well-established companies with substantially larger operating staffs and greater capital resources.

                     TRAINING, SAFETY AND QUALITY ASSURANCE

     We have established a corporate culture in which safety is expected to be among the highest priorities. Our corporate goal, based on the belief that all accidents are preventable, is to provide an injury-free workplace by focusing on correct safety behavior. Our safety procedures and training programs were developed by management personnel who came into the industry as divers and who know first hand the physical challenges of the ocean work site. As a result, management believes that our safety programs are among the best in the industry. We have introduced a company-wide effort to enhance a behavioral safety process and training program that makes safety a constant focus of awareness through open communication with all offshore and yard employees. The process includes the documentation of all daily observations and the collection of this data. In addition, we initiated regular monthly visits by project managers to conduct "Hazard Hunts" on each vessel, providing a "safety audit" with a fresh perspective. Results from this program were evident as our safety performance improved significantly in 2001 and 2002.

                             GOVERNMENT REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulations. We are subject to the jurisdiction of the Coast Guard, the Environmental Protection Agency, the MMS and the U.S. Customs Service, as well as private industry organizations such as the American Bureau of Shipping. In the North Sea, regulations govern working hours and a specified working environment, as well as standards for diving procedures, equipment and diver health. These North Sea standards are some of the most stringent worldwide. In the absence of any specific regulation, our North Sea branch adheres to standards set by the International Marine Contractors Association and the International Maritime Organisation.

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

     In addition, we depend on the demand for our services from the oil and gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry generally. In particular, the development and operation of oil and gas properties located on the OCS of the United States is regulated primarily by the MMS.

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

     We acquire production rights to offshore mature oil and gas properties under federal oil and gas leases, which the MMS administers. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act, or OCSLA. These MMS directives are subject to change. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has issued regulations restricting the flaring or venting of natural gas and prohibiting the burning of liquid hydrocarbons without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. Finally, under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated. In December 1999, the MMS issued regulations that would allow it to expel unsafe operators from existing OCS platforms and bar them from obtaining future leases.

     Under OCSLA and the Federal Oil and Gas Royalty Management Act, MMS also administers oil and gas leases and establishes regulations that set the basis for royalties on oil and gas produced from the leases. The MMS amends these regulations from time to time. For example, on March 15, 2000, the MMS issued a final rule governing the calculation of royalties and the valuation of crude oil produced from federal leases. The rule modifies the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value. The rule has been challenged by two industry trade associations and is currently under judicial review in the United States District Court for the District of Columbia. In addition, the MMS recently issued a final rule amending its regulations regarding costs for natural gas transportation that are deductible for royalty valuation purposes when natural gas is sold off-lease. Among other matters, for purposes of computing royalties owed, the rule disallows as deductions certain costs, such as aggregator/marketer fees and transportation imbalance charges and associated penalties. A United States District Court enjoined substantial portions of this rule on March 28, 2000. The United States appealed the district court decision. On February 8, 2002, the Court of Appeals for the District of Columbia reversed the District Court and reinstated the regulations. The United States Supreme Court denied the trade associations' petition for review on January 13, 2003.

     Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, or NGPA, and the regulations promulgated thereunder by the Federal Energy Regulatory Commission, or FERC. In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" no later than January 1, 1993.

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

     We cannot predict what further action the FERC will take on these matters, but we do not believe any such action will materially affect us differently than other companies with which we compete.

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

                            ENVIRONMENTAL REGULATION

     Our operations are subject to a variety of national (including federal, state and local) and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for failure to comply. Under these laws and regulations, we may be liable for remediation or removal costs, damages and other costs associated with releases of hazardous materials including oil into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed in the following paragraphs, but the discussion does not cover all environmental laws and regulations that govern our operations.

     The Oil Pollution Act of 1990, as amended, or OPA, imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "Responsible Party" includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for offshore facilities and the greater of $500,000 or $600 per gross ton for vessels other than tank vessels. The liability limits are not applicable, however, if the spill is caused by gross negligence or willful misconduct; if the spill results from violation of a federal safety, construction, or operating regulation; or if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA. Management is currently unaware of any oil spills for which we have been designated as a Responsible Party under OPA that will have a material adverse impact on us or our operations.

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

     The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S. and imposes potential liability for the costs of remediating releases of petroleum and other substances. The controls and restrictions imposed under the Clean Water Act have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and gas into certain coastal and offshore waters. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and imposes liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Many states have laws that are analogous to the Clean Water Act and also require remediation of releases of petroleum and other hazardous substances in state waters. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Our supply boats transport bulk chemical materials used in drilling activities and also transport liquid mud which contains oil and oil by-products. Offshore facilities and vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

     OCSLA provides the federal government with broad discretion in regulating the production of offshore resources of oil and gas, including authority to impose safety and environmental protection requirements applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancellation of leases. Because our operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such action could have a material adverse effect on our financial condition and results of operations. As of this date, we believe we are not the subject of any civil or criminal enforcement actions under OCSLA.

     The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

     We operate in foreign jurisdictions that have various types of governmental laws and regulations relating to the discharge of oil or hazardous substances and the protection of the environment. Pursuant to these laws and regulations, we could be held liable for remediation of some types of pollution, including the release of oil, hazardous substances and debris from production, refining or industrial facilities, as well as other assets we own or operate or which are owned or operated by either our customers or our sub-contractors.

     Management believes that we are in compliance in all material respects with all applicable environmental laws and regulations to which we are subject. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

                                   EMPLOYEES

     We rely on the high quality of our workforce. As of December 31, 2002, we had 1,184 employees, 227 of which were salaried. As of that date we also utilized approximately 450 non-U.S. citizens to crew our foreign flag vessels under a crewing contract with C-MAR Services (UK), Ltd. of Aberdeen, Scotland. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe that our relationship with our employees and foreign crew members is good.

                     FACTORS INFLUENCING FUTURE RESULTS AND
                     ACCURACY OF FORWARD-LOOKING STATEMENTS

     Shareholders should carefully consider the following risk factors in addition to the other information contained herein. This Annual Report on Form 10-K includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these statements by forward-looking words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "potential," "should," "will" and "would' or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future financial position or results of operations or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed below in this section, captioned "Factors Influencing Future Results and Accuracy of Forward-Looking Statements," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial position.

OUR BUSINESS IS ADVERSELY AFFECTED BY LOW OIL AND GAS PRICES AND BY THE CYCLICALITY OF THE OIL AND GAS INDUSTRY.

     Our business is substantially dependent upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures for offshore exploration, drilling and production operations. The level of capital expenditures generally depends on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including, but not limited to:

     - Worldwide economic activity,

     - Economic and political conditions in the Middle East and other oil-producing regions,

     - Coordination by the Organization of Petroleum Exporting Countries, or
       OPEC,

     - The cost of exploring for and producing oil and gas,

     - The sale and expiration dates of offshore leases in the United States and overseas,

     - The discovery rate of new oil and gas reserves in offshore areas,

     - Technological advances,

     - Interest rates and the cost of capital,

     - Environmental regulations, and

     - Tax policies.

     The level of offshore construction activity did not increase despite higher commodity prices in 2002. We cannot assure you that activity levels will increase anytime soon. A sustained period of low drilling and production activity or the return of lower commodity prices would likely have a material adverse effect on our financial position and results of operations.

THE OPERATION OF MARINE VESSELS IS RISKY, AND WE DO NOT HAVE INSURANCE COVERAGE FOR ALL RISKS.

     Marine construction involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including Jones Act employee coverage, which is the maritime equivalent of workers' compensation, and hull insurance on our vessels. We cannot assure you that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us. Moreover, we cannot assure you that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. As construction activity expands into deeper water in the Gulf, a greater percentage of our revenues may be from Deepwater construction projects that are larger and more complex, and thus riskier, than shallow water projects. As a result, our revenues and profits are increasingly dependent on our larger vessels. The current insurance on our vessels, in some cases, is in amounts approximating book value, which is less than replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

OUR CONTRACTING BUSINESS DECLINES IN WINTER, AND BAD WEATHER IN THE GULF OR NORTH SEA CAN ADVERSELY AFFECT OUR OPERATIONS.

     Marine operations conducted in the Gulf and North Sea are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest vessel utilization rates during the summer and fall when weather conditions are favorable for offshore exploration, development and construction activities. We typically have experienced our lowest utilization rates in the first quarter. As is common in the industry, we typically bear the risk of delays caused by some but not all adverse weather conditions. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

IF WE BID TOO LOW ON A TURNKEY CONTRACT, WE SUFFER CONSEQUENCES.

     A majority of our projects are performed on a qualified turnkey basis where described work is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of others such as alliance partners. These variations and risks inherent in the marine construction industry may result in our experiencing reduced profitability or losses on projects.

ESTIMATES OF OUR OIL AND GAS RESERVES, FUTURE CASH FLOWS AND ABANDONMENT COSTS MAY BE SIGNIFICANTLY INCORRECT.

     Our proved reserves at December 31, 2002, included the reserves assigned to our ownership position in the Gunnison project, a Deepwater Gulf of Mexico oil and gas field operated by Kerr-McGee Corporation. These reserves constitute 47% of our total proved reserves as of December 31, 2002. The reserves assigned to Gunnison were not generated by our reservoir engineers, as we do not own the seismic data for the three fields that comprise Gunnison. Instead, they were determined based on information provided by the operator, Kerr-McGee Oil & Gas Corporation. These reserve estimates were reviewed by our engineers, including an assessment of the operator's assumptions and their engineering, geologic and evaluation principles and techniques. This Annual Report also contains estimates of our other proved oil and gas reserves and the estimated future net cash flows therefrom based upon reports for the years ended December 31, 2000, 2001 and 2002, reviewed by Miller and Lents, Ltd., independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to oil and gas prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in these reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. You should not assume that the present value of future net cash flows from our proved reserves referred to in this prospectus is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. In addition, if costs of abandonment are materially greater than our estimates, they could have an adverse effect on earnings.

THE GUNNISON PROJECT MAY NOT RESULT IN THE EXPECTED CASH FLOWS OR SUBSEA ASSET UTILIZATION WE ANTICIPATE AND COULD INVOLVE SIGNIFICANT FUTURE CAPITAL OUTLAYS.

     The Gunnison project is subject to a number of assumptions and uncertainties, including estimates of the capital outlays necessary to develop the prospect and the cash flows that we may ultimately derive. We cannot assure you that we will be able to fund all required capital outlays or that these outlays will be profitable. Moreover, although we have contracts for subsea construction work, the extent of utilization of our subsea assets for such work has not been fully determined. We have a $35.0 million loan facility to provide for the financing of part of our portion of the construction costs of the spar, of which we had drawn down $29.3 million as of December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXPECTED CASH FLOWS FROM THE Q4000, INTREPID AND SEAWELL, AS WELL AS CANYON, MAY NOT BE IMMEDIATE OR AS HIGH AS EXPECTED.

     The Q4000, Intrepid and the Seawell are vessels that were placed into service during 2002. In addition, during 2002 we acquired Canyon Offshore, Inc., a supplier of ROVs to the offshore construction and telecommunications industry. We will not receive any material increase in revenue or cash flow from their operation until there is significant utilization of these vessels and Canyon's services. We cannot assure you that customer demand for these vessels and Canyon's services will be as high as currently anticipated and, as a result, our future cash flows may be adversely affected. New vessels from third parties may also enter the market in the coming years and compete with the Q4000, Intrepid and the Seawell for contracts.

OUR OIL AND GAS OPERATIONS INVOLVE SIGNIFICANT RISKS, AND WE DO NOT HAVE INSURANCE COVERAGE FOR ALL RISKS.

     Our oil and gas operations are subject to risks incident to the operation of oil and gas wells, including, but not limited to, uncontrollable flows of oil, gas, brine or well fluids into the environment, blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to us. We maintain insurance against some, but not all, of the risks described above.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     The business in which we operate is highly competitive. Several of our competitors are substantially larger and have greater financial and other resources than we have. If other companies relocate or acquire vessels for operations in the Gulf or the North Sea, levels of competition may increase and our business could be adversely affected.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY EMPLOYEES, OR OUR FAILURE TO ATTRACT AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     Our industry has lost a significant number of experienced subsea people over the years due to, among other reasons, the volatility in commodity prices. Our continued success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. We believe that our wage rates are competitive; however, unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If either of these events occurs for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR RESULTS OF OPERATIONS COULD BE HARMED.

     We have a history of growing through acquisitions of large assets and acquisitions of companies. We must plan and manage our acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to effectively manage current and future acquisitions, our results of operations could be adversely affected. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management and legal/compliance information systems to keep pace with the growth of our business.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IN RESPONSE TO CHANGES IN GOVERNMENT REGULATIONS.

     Our subsea construction, intervention, inspection, maintenance and decommissioning operations and our oil and gas production from offshore properties, including decommissioning of such properties, are subject to and affected by various types of government regulation, including numerous federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex, stringent and expensive to comply with, and significant fines and penalties may be imposed for noncompliance. We cannot assure you that continued compliance with existing or future laws or regulations will not adversely affect our operations.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND MINNESOTA LAW MAY DISCOURAGE A THIRD PARTY FROM MAKING A TAKEOVER PROPOSAL.

     In addition to the 55,000 shares of preferred stock issued or issuable to Fletcher International, Ltd. under the First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal Dive and Fletcher International, Ltd., our board of directors has the authority, without any action by our shareholders, to fix the rights and preferences on up to 4,945,000 shares of undesignated preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide the board of directors into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We also have employment contracts with all of our senior officers that require cash payments in the event of a "change of control." Any or all of the provisions or factors described above may have the effect of discouraging a takeover proposal or tender offer not approved by management and the board of directors and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less for their shares than otherwise might be available in the event of a takeover attempt.

ITEM 2.  PROPERTIES

                                  OUR VESSELS

     We own a fleet of 22 vessels and 21 ROVs and trenchers. We believe that the Gulf market requires specially designed and/or equipped vessels to competitively deliver subsea construction services. Nine of our vessels have DP capabilities specifically designed to respond to the Deepwater market requirements. Eight of our vessels (seven of which are based in the Gulf) have the capability to provide saturation diving services. Recent developments in our fleet include:

          Q4000: We began construction of our newest Ultra-Deepwater MSV, the Q4000, in 1999, and accepted her delivery in early 2002. The vessel cost $182 million and incorporates our latest semi-submersible technologies, including various patented elements such as the absence of lower hull cross bracing. A variable deck load of over 4,000 metric tons and upgraded well completions capability make the vessel particularly well suited for large offshore construction projects in the Ultra-Deepwater. Its Huisman-Itrec multi-purpose tower has an open face which allows free access from three sides, an advantage for a construction and intervention vessel.

          Intrepid: The Intrepid (formerly Sea Sorceress) offers customers a pipelay/construction vessel capable of carrying an 8,000 metric ton deck load. She began work in June of 2002.

          Eclipse: This large DP DSV is 370 feet long, 67 feet wide and has recently been refitted into a DSV by installing a saturation diving system, restoring the ballast system and upgrading to DP-2. The Eclipse began work in March 2002.

          Seawell: This purpose-built 364 foot mono-hull DP vessel, capable of supporting both manned diving and ROVs, was recently upgraded for coiled tubing deployment and well testing. The Seawell was purchased in July 2002.

          Northern Canyon: Canyon took delivery of this purpose-built, 270 foot state-of-the-art ROV support vessel in July 2002. The vessel, which is deployed in the North Sea, is leased from a third party.

          ROVs: To enable us to control critical path equipment involved in our deepwater projects, we acquired Canyon in January 2002. Canyon currently operates 17 ROVs and four trencher systems. In 2001, Canyon introduced the next-generation work-class ROV, the Quest. Advantages of the Quest include: electric instead of hydraulic systems, 50% smaller footprint, fewer moving parts (i.e., lower operating costs), a dynamic positioning system and improved depth rating. The average age of the Canyon ROV fleet is approximately two years. Furthermore, Canyon has ordered three new Triton XLS ROV systems and a state of the art 750 horsepower trenching unit to fulfill its future contract obligations under its agreement with Technip.

                       LISTING OF VESSELS, BARGE AND ROVS

                         DATE                                              MOONPOOL    FOUR
                       CAL DIVE             CLEAR DECK    DECK             LAUNCH/    POINT       CRANE
                       PLACED IN   LENGTH   SPACE (SQ.    LOAD               SAT      ANCHOR     CAPACITY
                        SERVICE    (FEET)     FEET)      (TONS)   BERTHS    DIVING    MOORED      (TONS)      CLASSIFICATION(1)
                       ---------   ------   ----------   ------   ------   --------   ------   ------------   -----------------
DP MSVS:
  Uncle John.........     11/96     254       11,834       460     102       X         --        2 X 100             DNV
  Q4000(2)...........      4/02     310       26,400     4,000     138       X         --       160; 350;            ABS
                                                                                               Derrick: 600
FLOWLINE LAY:
  Intrepid(4)........      8/97     374       17,730     8,000      50       --        --          440               DNV
WELL OPERATIONS:
  Seawell(6).........      7/02     368          900       700     129       X         --          130               DNV
DP DSVS:
  Eclipse(5).........      3/02     380        8,611     2,436     109       X         --        A-Frame             DNV
  Witch Queen........     11/95     278        5,600       500      60       X         --           50               DNV
  Mystic Viking......      6/01     253        5,600     1,340      60       X         --           50               DNV
DP ROV SUPPORT
Vessels:
  Merlin.............     12/97     198          955       308      42       --        --        A-Frame             ABS
  Northern
    Canyon(3)........      2002     276        9,677     2,400      60       --        --           50               DNV
DSVS:
  Cal Diver I........      7/84     196        2,400       220      40       X          X           20               ABS
  Cal Diver II.......      6/85     166        2,816       300      32       X          X        A-Frame             ABS
  Cal Diver V........      9/91     168        2,324       490      30       --         X        A-Frame             ABS
  Cal Diver IV.......      3/01     120        1,440        60      24       --        --           --               ABS
  Mr. Fred...........      3/00     167        2,465       500      36       --         X           25              USCG
  Mr. Sonny(7).......      3/01     175        3,480       409      28       --         X           35               ABS
UTILITY VESSELS:
  Mr. Jim............      2/98     110        1,210        64      19       --        --           --              USCG
  Mr. Jack...........      1/98     120        1,220        66      22       --        --           --              USCG
  Polo Pony(7).......      3/01     110        1,240        69      25       --        --           --               ABS
  Sterling Pony(7)...      3/01     110        1,240        64      25       --        --           --               ABS
  White Pony(7)......      3/01     116        1,230        64      25       --        --           --               ABS
OTHER:
  Cal Dive Barge I...      8/90     150          N/A       200      26       --         X          200               ABS
  Talisman...........     11/00     195        3,000       675      15       --        --           --               ABS
  21 ROVs and
    trenchers(8).....   Various(4)   --           --        --      --       --        --           --                --

---------------

(1) Under government regulations and our insurance policies, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping, or ABS, Det Norske Veritas, or DNV, and the U.S. Coast Guard, or USCG. The ABS is one of several classification societies used by ship owners to certify that their vessels meet certain structural, mechanical and safety equipment standards, including Lloyd's Register, Bureau Veritas and DNV among others.

(2) The Q4000 commenced work in April 2002.

(3) This leased vessel became available in June 2002.

(4) The Intrepid modifications were completed in May 2002 and the vessel began work in June 2002.

(5) The Eclipse was purchased in October 2001 and began work in March 2002.

(6) The Seawell was purchased and began work in July 2002.

(7) In March 2001, we acquired substantially all of the assets of Professional Divers including the Mr. Sonny (a 165-foot four-point moored DSV), three utility vessels and associated diving equipment including two saturation diving systems.

(8) Average age of ROV fleet is two years.

     We incur routine drydock inspection, maintenance and repair costs pursuant to Coast Guard regulations and in order to maintain ABS or DNV classification for our vessels. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels. All of our vessels are subject to ship mortgages to secure our $70.0 million revolving credit facility, except the Northern Canyon (leased),and the Q4000 (subject to liens to secure the MARAD financing guarantees).

                  SUMMARY OF NATURAL GAS AND OIL RESERVE DATA

     The table below sets forth information, as of December 31, 2002, with respect to estimates of net proved reserves and the present value of estimated future net cash flows at such date, prepared in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2002, excluding Gunnison, have been reviewed by Miller and Lents, Ltd., independent petroleum engineers. These non-Gunnison reserves totaled (as of December 31, 2002) 43,323 MMcf of natural gas and 6,727 MBbls of oil with a standardized measure of discounted future net cash flows (pre-tax) of $161,565,600 (see note (2) in table below). Since the Company does not own a license to the geophysical data, reserves attributable to Gunnison (which total 47% of the proved reserves as of December 31, 2002) have been determined based on information provided by the operator. These reserve estimates were reviewed by our engineers, including an assessment of the operator's assumptions and their engineering, geologic and evaluation principles and techniques. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                                                               TOTAL PROVED
                                                               ------------
Estimated Proved Reserves(1):
  Natural gas (MMcf)........................................         85,224
  Oil and condensate (MBbls)................................         12,037
Standardized measure of discounted future net cash flows
  (pre-tax)(2)..............................................   $291,705,010

---------------

(1) Includes both Company's reserves reviewed by Miller & Lents (as noted above) and Gunnison reserves reviewed by Company's engineers.

(2) The standardized measure of discounted future net cash flows attributable to our reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum. As of December 31, 2002, we owned an interest in 157 gross (105 net) natural gas wells and 302 gross (265 net) oil wells located in federal and state offshore waters in the Gulf of Mexico.

                                   FACILITIES

     Our corporate headquarters are located at 400 N. Sam Houston Parkway E., Suite 400, Houston, Texas. Our primary subsea and marine services operations are based in Morgan City, Louisiana. All of our facilities are leased.

                       PROPERTIES AND FACILITIES SUMMARY

                                                      FUNCTION                       SIZE
                                                      --------                       ----
Houston, Texas.........................  Cal Dive International , Inc.        37,800 square feet
                                         (CDI)
                                         Corporate Headquarters, Project
                                         Management, and Sales Office;
                                         Energy Resource Technology, Inc.;    15,000 square feet
                                         and Well Ops Inc.
                                         Canyon Corporate Headquarters,
                                         Management and Sales Office
Aberdeen, Scotland.....................  Canyon Sales Office                  12,000 square feet
                                         Well Ops (U.K.) Limited Operations   4,600 square feet
Singapore..............................  Canyon Operations                    10,000 square feet
Morgan City, Louisiana.................  CDI Operations                       28.5 acres
                                         CDI Warehouse                        30,000 square feet
                                         CDI Offices                          4,500 square feet
Lafayette, Louisiana...................  Aquatica Operations                  8 acres
                                         Aquatica Warehouse                   12,000 square feet
                                         Aquatica Offices                     5,500 square feet
New Orleans, Louisiana.................  Aquatica Sales Office                2,724 square feet

ITEM 3.  LEGAL PROCEEDINGS

INSURANCE AND LITIGATION

     Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers' compensation, maritime employer's liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. To date, we have been involved in only one such claim, where the cost of our vessel, the Balmoral Sea, was fully covered by insurance. Although there can be no assurance that the amount of insurance we carry is sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business.

     We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. In that regard, in 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide the Sea Sorceress to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. We were not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million CDN. Seacore has now made demand on Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, for one-half of this amount. Because only one of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and because CDO holds substantial counterclaims against Seacore, management believes that in the event Seacore continues to seek contribution from our subsidiary, which would require another arbitration, it is anticipated that our subsidiary's exposure, if any, should be less than $500,000.

     During 2002, the Company engaged in a large construction project and, in late September, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to the contractual stand-by rate for the vessels during their downtime. The customer is currently disputing these invoices along with certain other change orders. Of the amounts billed by CDI for this project, $12.1 million had not been collected as of February 18, 2003. Due to the size of the dispute, inherent uncertainties with respect to a mediation and relationship issues with the customer, CDI provided a reserve in the fourth quarter of 2002 resulting in a loss for the Company on the project as a whole. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive had responded alleging EEX Corporation breached various provisions of the same contracts. EEX's acquisition by Newfield during the fourth quarter 2002 enabled CDI to enter meaningful settlement discussions prior to the trial date, which was set for February 2003. This resulted in a settlement including CDI making a cash payment, subsequent to yearend, and agreeing to provide work credits for its services over the next three years. The total value of the settlement was recorded in the Company's statement of operations for the year ended December 31, 2002. This settlement combined with the reserves on the project discussed above resulted in approximately $10 million of pre-tax charges recorded in the accompanying statement of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM (UNNUMBERED).  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Cal Dive are as follows:

NAME                                        AGE                  POSITION
----                                        ---                  --------
Owen Kratz................................  48    Chairman and Chief Executive Officer
                                                  and Director
Martin R. Ferron..........................  46    President and Chief Operating Officer
                                                  and Director
S. James Nelson, Jr.......................  61    Vice Chairman and Director
James Lewis Connor, III...................  45    Senior Vice President, General Counsel
                                                  and Corporate Secretary
A. Wade Pursell...........................  38    Senior Vice President, Chief Financial
                                                  Officer and Treasurer
Johnny Edwards............................  49    President -- Energy Resource
                                                  Technology, Inc.

     Owen Kratz is Chairman and Chief Executive Officer of Cal Dive International, Inc. He was appointed Chairman in May 1998 and has served as our Chief Executive Officer since April 1997. Mr. Kratz served as President from 1993 until February 1999, and as a Director since 1990. He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined Cal Dive in 1984 and has held various offshore positions, including saturation diving supervisor, and has had management responsibility for client relations, marketing and estimating. From 1982 to 1983, Mr. Kratz was the owner of an independent marine construction company operating in the Bay of Campeche. Prior to 1982, he was a superintendent for Santa Fe and various international diving companies, and a saturation diver in the North Sea.

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

     S. James Nelson, Jr. is Vice Chairman and has been a Director of Cal Dive since 1990. Prior to October 2000, he was Executive Vice President and Chief Financial Officer. From 1985 to 1988, Mr. Nelson was the Senior Vice President and Chief Financial Officer of Diversified Energies, Inc., the former parent of Cal Dive, at which time he had corporate responsibility for Cal Dive. From 1980 to 1985, Mr. Nelson served as Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company. From 1966 to 1980, Mr. Nelson was employed with Arthur Andersen & Co., and, from 1976 to 1980, he was a partner serving on the firm's worldwide oil and gas industry team. Mr. Nelson received an undergraduate degree from Holy Cross College (B.S.) and an MBA from Harvard University; he is also a Certified Public Accountant.

     James Lewis Connor, III became Senior Vice President and General Counsel of Cal Dive in May 2002 and Corporate Secretary in July 2002. He had previously served as Deputy General Counsel since May 2000. Mr. Connor has been involved with the oil and gas industry for nearly 20 years, including 11 years in his capacity as legal counsel to both companies and individuals. Prior to joining Cal Dive, Mr. Connor was a Senior Counsel at El Paso Production Company (formerly Sonat Exploration Company) from 1997 to 2000 and previously from 1995 to 1997 was a senior associate in the oil, gas and energy law section of Hutcheson & Grundy, L.L.P. Mr. Connor received his Bachelor of Science degree from Texas A&M University in 1979 and his law degree, with honors, from the University of Houston in 1991.

     A. Wade Pursell is Senior Vice President and Chief Financial Officer of Cal Dive International, Inc. In this capacity, which he was appointed to in October 2000, Mr. Pursell oversees the treasury, accounting, information technology, tax, administration and corporate planning functions. He joined Cal Dive in May 1997, as Vice President -- Finance and Chief Accounting Officer. From 1988 through 1997 he was with Arthur Andersen LLP, lastly as an Experienced Manager specializing in the offshore services industry (which included servicing the Cal Dive account from 1990 to 1997). Mr. Pursell received an undergraduate degree (B.S.) from the University of Central Arkansas and is a Certified Public Accountant.

     Johnny Edwards has been President of ERT since March 2000. He joined ERT in 1994 as Engineering and Acquisitions Manager, where he has been instrumental in the growth of the company. Prior to joining ERT, Mr. Edwards worked for ARCO Oil & Gas Company for 19 years and held various technical and management positions in engineering and operations. Mr. Edwards received a Bachelor of Science degree in Chemical Engineering from Louisiana Tech University in 1975.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CDIS." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

                                                               COMMON STOCK
                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Calendar Year 2001
  First quarter.............................................  $31.00   $22.00
  Second quarter............................................   30.66    21.88
  Third quarter.............................................   23.04    15.98
  Fourth quarter............................................   25.86    16.01
Calendar Year 2002
  First quarter.............................................  $25.20   $20.50
  Second quarter............................................  $27.22   $21.70
  Third quarter.............................................  $21.90   $15.36
  Fourth quarter............................................  $25.20   $20.00
Calendar Year 2003
  First quarter (through March 17, 2003)....................  $24.46   $16.99

     On March 17, 2003, the closing sale price of our common stock on the Nasdaq National Market was $18.64 per share. As of March 17, 2003, there were an estimated 8,467 beneficial holders of our common stock.

     On January 2, 2002, CDI purchased Canyon Offshore, Inc. for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), securities exchangeable for 181,000 shares of Cal Dive common stock and a commitment to purchase the redeemable stock in Canyon for cash at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share. The securities exchangeable for Cal Dive common stock were issued to certain former shareholders of Canyon in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The three persons acquiring the securities exchangeable for Cal Dive common stock are sophisticated investors who represented to Cal Dive that the securities were being acquired for investment purposes and not with a view to distribution.

                                DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. In addition, our financing arrangements prohibit the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data presented below for each of the five years ended December 31, 2002, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K (in thousands, except per share amounts).

                                    1998       1999       2000       2001       2002
                                  --------   --------   --------   --------   --------
Net Revenues....................  $151,887   $160,054   $181,014   $227,141   $302,705
Gross Profit....................    49,209     37,251     55,369     66,911     53,792
Net Income......................    24,125     16,899     23,326     28,932     12,377
Net Income per share:
  Basic.........................      0.83       0.56       0.74       0.89       0.35
  Diluted.......................      0.81       0.55       0.72       0.88       0.35
Total Assets....................   164,235    243,722    347,488    473,122    845,858
Long-Term Debt..................        --         --     40,054     98,048    223,576
Shareholders' Equity............   113,643    150,872    194,725    226,349    337,517

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Oil and gas prices, the offshore mobile rig count, and Deepwater construction activity are three of the primary indicators we use to forecast the future performance of our business. Our construction services generally follow successful drilling activities by six to eighteen months on the OCS and twelve months or longer in the Deepwater arena. The level of drilling activity is related to both short- and long-term trends in oil and gas prices. In the second quarter of 1999, oil prices reached their highest levels since the First Gulf War and natural gas prices reached $10.00 per Mcf in early 2001, pushing offshore mobile rig utilization rates back to virtually full utilization. However, a slowing world economy and record levels of natural gas in storage resulted in significantly lower offshore mobile rig utilization rates in the second half of 2001 and throughout 2002. Commodity prices have recently recovered to very robust levels; however, with the instability in the Middle East and a slow world economy, drilling activity has yet to respond. Our primary leading indicator, the number of offshore mobile rigs contracted, is currently at approximately 115 rigs employed in the Gulf of Mexico, compared to 182 during the first quarter of 2001. The Deepwater Gulf is principally being developed for oil, with the complexity of developing these reservoirs resulting in significant lead times to first production.

     Product prices impact our oil and gas operations in several respects. We seek to acquire producing oil and gas properties that are generally in the later stages of their economic life. The sellers' potential abandonment liabilities are a significant consideration with respect to the offshore properties we have purchased to date. Although higher natural gas prices tend to reduce the number of mature properties available for sale, these higher prices typically contribute to improved operating results for ERT. In contrast, lower natural gas prices, typically contribute to lower operating results for ERT and a general increase in the number of mature properties available for sale. We have expanded the scope of our gas and oil operations by taking a working interest in Gunnison, a Deepwater Gulf development of Kerr-McGee Oil & Gas Corporation which has discovered significant reserves, and participating in the ownership of the Marco Polo production facility.

     Vessel utilization is historically lower during the first quarter due to winter weather conditions in the Gulf and the North Sea. Accordingly, we plan our drydock inspections and other routine and preventive maintenance programs during this period. During the first quarter, a substantial number of our customers finalize capital budgets and solicit bids for construction projects. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters. As a result, we have historically generated up to 65% of our marine contracting revenues in the last six months of the year. Our operations can also be severely impacted by weather during the fourth quarter. Our salvage barge, which has a shallow draft, is particularly sensitive to adverse weather conditions, and its utilization rate tends to be lower during such periods. Operation of oil and gas properties and production facilities tends to offset the impact of weather since the first and fourth quarters are typically periods of high demand and strong prices for natural gas. Due to this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

     The following table sets forth for the periods presented average U.S. natural gas prices, our equivalent natural gas production, the average number of offshore rigs under contract in the Gulf, the number of platforms installed and removed in the Gulf and the vessel utilization rates for each of the major categories of our fleet.

                                              2002                            2001                            2002
                                  -----------------------------   -----------------------------   -----------------------------
                                   Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4
                                  -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
U.S. natural gas prices(1)......  $2.52   $3.47   $4.27   $5.29   $7.09   $4.67   $2.88   $2.45   $2.19   $3.21   $3.00   $3.76
ERT oil and gas production
  (MMcfe).......................  3,321   4,169   4,271   3,725   4,290   3,552   3,289   2,797   2,910   3,487   3,967   6,230
Rigs under contract in the
  Gulf(2).......................    148     160     175     178     182     189     165     125     122     125     131     128
Platform installations(3).......      9      19      27      19      12      19      20      11      14      19      14      11
Platform removals(3)............     --      25      61       7      13      11      19      16      11      37      26       4
Our average vessel utilization
  rate:(4)
  DP............................     71%     38%     45%     56%     61%     76%     85%     95%     74%     81%     71%     81%
  Saturation DSV................     57      57      78      60      72      67      82      91      45      68      75      89
  Surface diving................     31      58      55      57      61      81      72      60      58      62      47      66
  Derrick barge.................      8      41      53      59      30      54      67      47      --      46      52      38

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

CRITICAL ACCOUNTING POLICIES

     Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, changing capital market conditions and other factors which could affect the ongoing viability of our business segments and/or our customers. We believe the most critical accounting policies in this regard are the estimation of revenue allowance on gross amounts billed and evaluation of recoverability of property and equipment and goodwill balances. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. Another area which requires us to make subjective judgments is that of revenue recognition. Our revenues are derived from billings under contracts, which are typically of short duration, that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined.

     ERT acquisitions of producing offshore properties are recorded at the fair value exchanged at closing together with an estimate of its proportionate share of the undiscounted decommissioning liability assumed in the purchase based upon its working interest ownership percentage. In estimating the decommissioning liability assumed in offshore property acquisitions, we perform detailed estimating procedures, including engineering studies. We follow the successful efforts method of accounting for our interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

     The Company also considers the following accounting policies to be the most critical to the preparation of its financial statements:

GOODWILL AND INDEFINITE-LIVED INTANGIBLES

     In accordance with SFAS No. 142, Goodwill and Indefinite-Lived Intangibles ("SFAS No. 142"), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's indefinite-lived asset impairment test involves a comparison of the fair value of the intangible and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, such as earnings multiples and comparable asset market values. These tests are influenced significantly by management estimates of future cash flows and the related expected utilization of assets. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over 25 years. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill.

PROPERTY AND EQUIPMENT

     Property and equipment, both owned and under capital leases, are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 modifies SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed of ("SFAS No. 121"). For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that my be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on management's estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144.

  FOREIGN CURRENCY

     The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment which was a gain of $2.5 million, net of taxes, in 2002 is accumulated as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations.

     Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the year ended December 31, 2002 were not material to the Company's results of operations or cash flows.

  ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

     The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair market value.

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

     During the second half of 2002, the Company entered into various cash flow hedging swap contracts to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair market value of the swaps was a liability of $4.1 million as of December 31, 2002. The Company recorded $2.6 million of loss, net of taxes, in other comprehensive loss within shareholders' equity as these hedges were highly effective.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") released SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 will require oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. Historically, ERT has reflected this liability on the balance sheet on an undiscounted basis. The Company will adopt this standard, as required, effective January 1, 2003. Management currently believes adoption of this standard will result in additional diluted earnings per share in the first quarter of 2003 of between $0.01 and $.03 and adjustments to certain balance sheet accounts including a decrease in Decommissioning Liabilities of approximately $30 million due to discounting.

     In November 2002, FASB interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45") was issued. FIN No. 45 requires a guarantor to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect FIN No. 45 to have a material effect on its consolidated financial statements.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities was issued which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The related disclosure requirements are effective immediately. The Company does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED 2002 AND 2001

     Revenues. During the year ended December 31, 2002, the Company's revenues increased $75.6 million, or 33%, to $302.7 million compared to $227.1 million for the year ended December 31, 2001 with the Subsea and Salvage segment contributing all of the increase. Subsea and Salvage revenues increased to $239.9 million for the year ended December 31, 2002 as compared to $163.7 million in the prior year. Our acquisitions of Canyon Offshore and Well Ops UK Ltd added $37.5 million and $21.4 million, respectively. The remainder of the increase is due to the addition of three deepwater construction vessels: the Q4000, the Intrepid and the Eclipse.

     Oil and Gas Production revenue for the year ended December 31, 2002 decreased less than 1% to $62.8 million from $63.4 million during the prior year. An increase in production, lead by the significant Shell and Hess acquisitions made late in the third quarter of 2002, was offset by lower average realized commodity prices. Oil and gas production increased 19% to 16.6 Bcfe in 2002 from 13.9 Bcfe during 2001, while our average realized commodity price declined 15% to $3.71 per Mcfe ($3.39 per Mcf of natural gas and $25.54 per barrel of oil) in 2002 as compared to $4.37 per Mcfe ($4.44 per Mcf of natural gas and $24.54 per barrel of oil) in the prior year. Oil and condensate represented 38% of ERT revenue in 2002 compared to 30% in 2001.

     Gross Profit. Gross profit of $53.8 million for the year ended December 31, 2002 was $13.1 million, or 20%, below the $66.9 million gross profit recorded in the prior year with both segments contributing to the decline. Subsea and Salvage gross profit decreased $9.6 million, or 26%, to $27.0 million during the year ended December 31, 2002 compared to $36.7 million during 2001. Our DP vessels generated $8.6 million of gross profit, only 43% of the $20.1 million generated in the prior year, due in part to the charges recorded in the fourth quarter related to a contract dispute. Margins for this segment decreased to 11% for the year ended December 31, 2002 compared to 22% in 2001. While Aquatica margins held strong at 30% due to a large amount of shelf repair work following Hurricane Lili, the DP fleet only contributed 7% margins in 2002 compared to 25% in the prior year.

     Oil and Gas Production gross profit decreased $3.5 million from $30.2 million in the year ended December 31, 2001 to $26.7 million for the year ended December 31, 2002 due mainly to the aforementioned decrease in average realized commodity prices. Margins declined to 43% during 2002 from 48% during 2001 due to platform repairs and the time necessary for pipelines to return to full production following Hurricane Lili.

     Selling and Administrative Expenses. Selling and administrative expenses of $32.8 million in 2002 were $11.5 million, or 54%, higher than the $21.3 million incurred during 2001. The increase is primarily due to the acquisitions of Canyon and Well Ops UK Ltd. and a charge taken for the settlement of litigation in the fourth quarter of 2002.

     Net Interest (Income) Expense and Other. The Company reported net interest expense and other of $2.0 million for the year ended December 31, 2002 in contrast to $1.3 million for the prior year. This increase is due to the increase in debt from our capital program, which resulted in an additional $2.2 million in interest expense, offset by a $1.1 million gain on our foreign currency hedge related to the Well Ops (U.K.) Limited acquisition included in other income in the third quarter of 2002.

     Income Taxes. Income taxes decreased to $6.7 million for the year ended December 31, 2002, compared to $15.5 million in the prior year due to decreased profitability. Federal income taxes were provided at the statutory rate of 35% in 2002. However, our deduction of Q4000 construction costs as Research and Development expenditures for federal tax purposes resulted in CDI paying no federal income taxes in 2002 and 2001. Since the deduction of Q4000 construction costs affects financial and taxable income in different years, the entire 2002 and 2001 provisions for federal taxes were reflected as deferred income taxes.

     Net Income. Net income of $12.4 million for the year ended December 31, 2002 was $16.6 million, or 57%, less than the $28.9 million earned in 2001 as a result of factors described above.

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

     Oil and Gas Production revenue for the year ended December 31, 2001 decreased 10% to $63.4 million from $70.8 million during the prior year due to a 10% decrease in production from 15.5 Bcfe in 2000 compared to 13.9 Bcfe during 2001. ERT received an average of $4.44 per Mcf for natural gas and $24.54 per Bbl for oil during 2001 compared to $4.04 per Mcf and $28.91 per Bbl in 2000. Oil and condensate represented 30% of ERT's revenues in 2001 versus 27% in 2000.

     Gross Profit. Gross profit of $66.9 million for the year ended December 31, 2001 was 21% greater than the $55.4 million gross profit recorded in the prior year with Subsea and Salvage contracting gross profit providing all of the increase and offsetting a $9.1 million decline in oil and gas production gross profit. Subsea and Salvage margins improved from 15% for the year ended December 31, 2000 to 22% during the year ended December 31, 2001 due mainly to the increase in utilization due to increased marine construction activity, even though we earned only 5% margins on $15 million of Nansen/Boomvang volume that was mostly pass-through revenue.

     Oil and Gas Production gross profit decreased $9.1 million from $39.3 million in the year ended December 31, 2000 to $30.2 million for the year ended December 31, 2001 due mainly to the aforementioned 10% decline in production, higher amortization rates in 2001 than 2000 and a $1.0 million charge for accounts receivable exposure related to the Enron bankruptcy.

     Selling and Administrative Expenses. Selling and administrative expenses were $21.3 million in 2001, which is relatively flat (3% increase) with the $20.8 million incurred during 2000. Given the increased revenues, this tight cost control provided a two point margin improvement (i.e., 9% margin for the year ended December 31, 2001 as compared to 11% for the year ended December 31,
2000).

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

LIQUIDITY AND CAPITAL RESOURCES

     During the three years following our initial public offering in 1997, internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. Through December 31, 2002, we have drawn $143.5 million on this facility. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions (see further discussion below). These acquisitions have significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Additionally, increased operations coupled with depressed market conditions have caused our working capital to decrease from $48.6 million at December 31, 2001 to $4.4 million at December 31, 2002. In order to reduce this leverage, on January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulated convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) which is convertible into 833,334 shares of Cal Dive common stock at $30 per share.

     Operating Activities. Net cash provided by operating activities was $65.2 million during the year ended December 31, 2002, as compared to $89.1 million during 2001. This decrease was due mainly to decreased profitability and to last year's collection of a $10 million tax refund from the Internal Revenue Service relating to the deduction of Q4000 construction costs as research and development expenditures for federal tax purposes. Depreciation and amortization also increased $10.2 million to $44.8 million due to the depreciation of new vessels placed in service during 2002 and to increased depletion related to increased production levels from ERT. This was offset by an increase in funding required for accounts receivable collections during 2002 compared to 2001.

     Net cash provided by operating activities was $89.1 million during the year ended December 31, 2001, as compared to $53.7 million during 2000. This increase was due mainly to increased profitability and collection of the $10 million tax refund from the Internal Revenue Service noted above. Timing of accounts payable payments provided $22.3 million of the increase due mainly to expenses accrued at December 31, 2001 on the Nansen/Boomvang project which carries a large component of pass-through costs. This project also accounted for the significant increase in unbilled revenue at December 31, 2001 ($10.7 million versus $1.9 million at December 31, 2000), as the next scheduled invoicing milestone was achieved in January 2002. This was offset by a $20.3 million decrease in funding from accounts receivable collections during 2001 compared to 2000 as we have extended payment terms to Horizon Offshore. In addition, depreciation and amortization increased $3.8 million to $34.5 million for 2001 due mainly to the depreciation of newly acquired vessels in service.

     Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase of DP vessels, the Eclipse and Mystic Viking; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers, Canyon Offshore, Inc. and Well Ops (U.K.) Limited; improvements to existing vessels and the acquisition of oil and gas properties. As a result of our anticipation of an acceleration in Deepwater demand over the next several years, we incurred $316.4 million of capital expenditures (including the acquisitions of Canyon and Well Ops (U.K.) Limited and investments in the two Deepwater developments, Gunnison and Deepwater Gateway L.L.C.) during 2002, $151.3 million during 2001 and $95.1 million in 2000.

     We incurred $161.8 million of capital expenditures during the year ended December 31, 2002, compared to $151.3 million during the prior year. Included in the capital expenditures in 2002 is $29.1 million for the construction of the Q4000 and $20.8 million relating to the Intrepid DP conversion and Eclipse upgrade. Also included is over $25 million in ERT offshore property acquisitions (see discussion below) as well as approximately $53 million related to Gunnison development costs, including the spar. Included in the $151.3 million of capital expenditures in 2001 is $53 million for the construction of the Q4000, $33 million for the conversion of the Intrepid, $40 million relating to the purchase of two DP vessels (the 240-foot by 52-foot Mystic Viking and the 370-foot by 67-foot Eclipse), and production partnering expenditures of $20 million for initial Gunnison development costs and the ERT 2001 Well Enhancement Program. In addition, in March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans in exchange for $11.5 million. The assets purchased included the 165-foot four-point moored DSV the Mr. Sonny, three utility vessels and associated diving equipment including two saturation diving systems. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the balance of the purchase price ($2.8 million) being recorded as goodwill.

     On August 30, 2002, ERT acquired the 74.8% working interest of Shell Exploration & Production Company in the South Marsh Island 130 (SMI 130) field. ERT paid $10.3 million in cash and assumed Shell's pro-rata share of the related decommissioning liability. ERT also completed the purchase of interests in seven Gulf of Mexico fields from Amerada Hess including its 25% ownership position in SMI 130 for $9.3 million in cash and assumption of Amerada Hess' pro-rata share of the related decommissioning liability. As a result, ERT is the operator with an effective 100% working interest in that field.

     In July 2002, CDI purchased the Subsea Well Operations Business Unit of CSO Ltd., a wholly owned subsidiary of Technip-Coflexip, for approximately $72.0 million ($68.6 million cash and $3.4 million deferred tax liability assumption). Well Ops (U.K.) Limited performs life of field well operations and marine construction tasks primarily in the North Sea. The assets purchased include the Seawell, a 368-foot DPDSV capable of supporting manned diving, ROVs and well operations. The acquisition was accounted for as a business purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. During the fourth quarter of 2002 the Company completed its purchase price allocation, including obtaining an appraisal of the Seawell, resulting in $50 million allocated to this vessel, $1.5 million allocated to patented technology (to be amortized over 20 years) and goodwill of approximately $20.6 million as of December 31, 2002. The results of Well Ops (U.K.) Limited are included in the accompanying statements of operations since the date of the purchase, July 1, 2002.

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of our common stock (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share. As they are employees, amounts paid, if any, in excess of the $13.53 per share will be recorded as compensation expense. No such expense was recorded in 2002. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. The allocation of the $70.5 million purchase price was as follows: ROVs and equipment ($22.9 million); net working capital assumed ($4.0 million) and goodwill ($43.6 million). The results of Canyon are included in the accompanying statements of operations since the date of the purchase, January 2, 2002.

     In April 2002, ERT acquired a 100% interest in East Cameron Block 374, including existing wells, equipment and improvements. The property, located in 425 feet of water, was jointly owned by Murphy Exploration & Production Company and Callon Petroleum Operating Company. Terms included a cash payment of approximately $3 million to reimburse the owners for the inception-to-date cost of the subsea wellhead and umbilical and an overriding royalty interest in future production. Cal Dive completed the temporarily abandoned number one well and performed a subsea tie-back to host platform. The cost of completion and tie-back was approximately $7 million with first production occurring in August 2002.

     In June 2002, ERT acquired a package of offshore properties from Williams Exploration and Production. ERT paid $4.9 million and assumed the pro-rata share of the abandonment obligation for the acquired interests. The blocks purchased represent an average 30% net working interest in 26 Gulf of Mexico leases.

     In early 2002, CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $110 million (approximately $43 million of which had been incurred as of December 31, 2002). In August 2002, the Company along with El Paso, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment for CDI of $33 million, all of which had been paid as of December 31, 2002 and is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management does not believe performance is likely to occur.

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corporation. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd.), the investors of which are CDI senior management, in exchange for an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. With the sanctioning of a commercial discovery, the Company is funding ongoing development and production costs. Cal Dive's share of such project development costs is estimated in a range of $100 million to $110 million ($63.3 million of which had been incurred by December 31, 2002) with over half of that for construction of the spar. See footnote 10 to the Company's Consolidated Financial Statements included herein for discussion of financing relating to the spar construction.

     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of common stock and project financings. In August 2000, we closed a $138.5 million long-term financing for construction of the Q4000. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. During 2001 and 2002, we borrowed $59.5 million and $43.9 million, respectively, on this facility bringing the total to $142.1 million at December 31, 2002. The MARAD debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2% as of December 31, 2002). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of December 31, 2002, we were in compliance with these covenants.

     The Company has a revolving credit facility which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 4.2% as of December 31, 2002) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of December 31, 2002, the Company had drawn $52.6 million under this revolving credit facility and was in compliance with these covenants with the exception of the cash flow leverage covenant, for which the Company obtained a waiver.

     In November 2001, ERT entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan ("Gunnison Term Loan"). The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.4% as of December 31, 2002) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of December 31, 2002 with the exception of the cash flow leverage covenant, for which the Company obtained a waiver. The debt ($29.3 million at December 31, 2002) and related asset have been reflected on CDI's balance sheet beginning in the third quarter of 2002. The purchase price was allocated entirely to construction in progress.

     In May 2002, CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Coflexip Well Operation acquisition, ERT acquisitions and to retire debt under the Company's revolving line of credit.

     During 2002, we made payments of $5.2 million on capital leases assumed in the Canyon acquisition. The only other financing activity during 2002, 2001 and 2000 involved the exercise of employee stock options.

     In January 2003, CDI completed the private placement of $25 million of preferred stock which is convertible into 833,334 shares of CDI common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stock holder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July, 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share. After the second anniversary, the holder may redeem the value of its original investments in the preferred shares to be settled in common stock or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary. Prior to the conversion, shares will be included in the Company's fully diluted earnings per share under the if converted method based on the Company's average common share price during the applicable period. Subsequent to year-end the Company filed a registration statement registering approximately
7.5 million shares of common stock relating to this transaction, the maximum potential total number of shares of common stock redeemable under certain circumstances, subject to the Company's ability to redeem with cash, under the terms of the agreement.

     The following table summarizes our contractual cash obligations as of December 31, 2002 and the scheduled years in which the obligation are contractually due:

                                                LESS THAN
(IN THOUSANDS)                        TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS   THEREAFTER
--------------                       --------   ---------   ---------   ---------   ----------
MARAD debt.........................  $142,128    $ 2,766     $ 6,093     $ 6,925     $126,344
Gunnison term debt.................    29,270         --      14,000      15,270           --
Revolving debt.....................    52,591         --      52,591          --           --
Gunnison development...............    46,700     41,000       5,700          --           --
Investments in Deepwater Gateway
  L.L.C.(A)........................        --         --          --          --           --
Operating Leases...................    19,018      8,848       9,231         552          387
Redeemable stock in subsidiary.....     7,528      2,509       5,019          --           --
Canyon capital leases and other....     3,788      1,435       1,967         386           --
                                     --------    -------     -------     -------     --------
Total Cash Obligation..............  $301,023    $56,558     $94,601     $23,133     $126,731
                                     ========    =======     =======     =======     ========

---------------

(A) Excludes CDI guarantee of balloon payment due in 2008 on non-recourse project financing (estimated to be $22.5 million).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is currently exposed to market risk in two major areas: commodity prices and foreign currency. Because all of the Company's debt at December 31, 2002 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments. Assuming December 31, 2002 debt levels, every 100 basis points move in interest rates would result in $2.3 million of annualized interest expense or savings, as the case may be, to the Company.

  COMMODITY PRICE RISK

     The Company has utilized derivative financial instruments with respect to a portion of 2002 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

     As of December 31, 2002, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                               INSTRUMENT   AVERAGE MONTHLY     WEIGHTED
PRODUCTION PERIOD                                 TYPE          VOLUMES       AVERAGE PRICE
-----------------                              ----------   ---------------   -------------
Crude Oil:
     January -- December 2003................     Swap         46 MBbl           $26.50
     January -- December 2003................     Swap         30 MBbl           $26.82
Natural Gas:
     January -- March 2003...................     Swap      800,000 MMBtu        $ 4.21
     April -- December 2003..................     Swap      400,000 MMBtu        $ 4.02
     April -- December 2003..................     Swap      200,000 MMBtu        $ 4.21

     Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease.

     Subsequent to December 31, 2002, the Company entered into natural gas swaps for the period April through December 2003. The contracts cover 200,000 MMBtu per month at $4.97.

  FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency. Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the twelve months ended December 31, 2002 did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders' equity section of our balance sheet. Approximately 12% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $2.5 million adjustment, net of taxes, to our equity account for the twelve months ended December 31, 2002 to reflect the net impact of the decline of the British Pound against the U.S. dollar.

     Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the year ended December 31, 2002 were not material to the Company's results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    39
Report of Independent Public Accountants....................    40
Consolidated Balance Sheets -- December 31, 2002 and 2001...    41
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    42
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............    43
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    44
Notes to Consolidated Financial Statements..................    45

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Cal Dive International, Inc.:

     We have audited the accompanying consolidated balance sheet of Cal Dive International, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cal Dive International, Inc. as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 18, 2002 before the reclassification adjustments and conforming disclosures described in Note 10.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

     As described above, the consolidated financial statements of Cal Dive International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 10, the consolidated financial statements as of and for the year ended December 31, 2001 have been revised. We audited the reclassification adjustments and conforming disclosures described in Note 10 applied to revise the 2001 financial statements. In our opinion, such reclassification adjustments and conforming disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such reclassification adjustments and conforming disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                                          /s/ ERNST & YOUNG LLP

Houston, Texas
February 17, 2003

NOTE: THE REPORT OF ARTHUR ANDERSEN LLP PRESENTED BELOW IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND SAID REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Cal Dive International, Inc.:

     We have audited the accompanying consolidated balance sheets of Cal Dive International Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 18, 2002

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $      --   $ 37,123
  Restricted cash...........................................      2,506         --
  Accounts receivable --
    Trade, net of revenue allowance on gross amounts billed
      of $7,156 and $4,262..................................     52,808     45,527
    Unbilled revenue........................................     22,610     10,659
  Other current assets......................................     28,266     20,055
                                                              ---------   --------
         Total current assets...............................    106,190    113,364
                                                              ---------   --------
Property and equipment......................................    726,878    423,742
  Less -- Accumulated depreciation..........................   (130,527)   (92,430)
                                                              ---------   --------
                                                                596,351    331,312
Other assets:
  Goodwill, net.............................................     79,758     14,973
  Investment in Deepwater Gateway, L.L.C. ..................     32,688         --
  Other assets, net.........................................     52,045     34,647
                                                              ---------   --------
                                                              $ 867,032   $494,296
                                                              =========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  62,798   $ 42,252
  Accrued liabilities.......................................     34,790     21,011
  Income taxes payable......................................         --         --
  Current maturities of long-term debt......................      4,201      1,500
                                                              ---------   --------
         Total current liabilities..........................    101,789     64,763
                                                              ---------   --------
Long-term debt..............................................    223,576     98,048
Deferred income taxes.......................................    102,230     75,805
Decommissioning liabilities.................................     92,420     29,331
Other long term liabilities.................................      1,972         --
                                                              ---------   --------
         Total liabilities..................................    521,987    267,947
Redeemable stock in subsidiary..............................      7,528         --
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 51,060
    and 46,239 shares issued................................    195,405     99,105
  Retained earnings.........................................    145,947    133,570
  Treasury stock, 13,602 and 13,783 shares, at cost.........     (3,741)    (6,326)
  Accumulated other comprehensive loss......................        (94)        --
                                                              ---------   --------
         Total shareholders' equity.........................    337,517    226,349
                                                              ---------   --------
                                                              $ 867,032   $494,296
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Net revenues:
  Subsea and salvage........................................  $239,916   $163,740   $110,217
  Oil and gas production....................................    62,789     63,401     70,797
                                                              --------   --------   --------
                                                               302,705    227,141    181,014
Cost of sales:
  Subsea and salvage........................................   212,868    127,047     94,104
  Oil and gas production....................................    36,045     33,183     31,541
                                                              --------   --------   --------
     Gross profit...........................................    53,792     66,911     55,369
Selling and administrative expenses.........................    32,783     21,325     20,800
                                                              --------   --------   --------
Income from operations......................................    21,009     45,586     34,569
  Net interest expense and other............................     1,968      1,290        554
                                                              --------   --------   --------
Income before income taxes..................................    19,041     44,296     34,015
  Provision for income taxes................................     6,664     15,504     11,555
  Minority Interest.........................................        --       (140)      (866)
                                                              --------   --------   --------
       Net income...........................................  $ 12,377   $ 28,932   $ 23,326
                                                              ========   ========   ========
Net income per share:
  Basic.....................................................  $   0.35   $   0.89   $   0.74
  Diluted...................................................      0.35       0.88       0.72
                                                              ========   ========   ========
Weighted average common shares outstanding:
  Basic.....................................................    35,504     32,449     31,588
  Diluted...................................................    35,749     33,055     32,341
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                  COMMON STOCK                  TREASURY STOCK         OTHER           TOTAL
                                -----------------   RETAINED   -----------------   COMPREHENSIVE   SHAREHOLDERS'
                                SHARES    AMOUNT    EARNINGS   SHARES    AMOUNT        LOSS           EQUITY
                                ------   --------   --------   -------   -------   -------------   -------------
Balance, December 31, 1999....  44,790   $ 73,311   $ 81,312   (13,640)  $(3,751)     $    --        $150,872
Net income....................      --         --     23,326        --        --           --          23,326
Activity in company stock
  plans, net..................     485      5,740         --        --        --           --           5,740
Sale of common stock, net.....     610     14,787         --        --        --           --          14,787
                                ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2000....  45,885     93,838    104,638   (13,640)   (3,751)          --         194,725
Net income....................      --         --     28,932        --        --           --          28,932
Activity in company stock
  plans, net..................     354      5,267         --        --        --           --           5,267
Purchase of treasury shares...      --         --         --      (143)   (2,575)          --          (2,575)
                                ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2001....  46,239     99,105    133,570   (13,783)   (6,326)          --         226,349
Comprehensive income
  Net income..................      --         --     12,377        --        --           --          12,377
  Foreign currency translation
    adjustments...............      --         --         --        --        --        2,548           2,548
  Unrealized loss on commodity
    hedges....................      --         --         --        --        --       (2,642)         (2,642)
                                                                                                     --------
Comprehensive income..........                                                                         12,283
                                                                                                     --------
Sale of common stock, net.....   3,961     87,219         --        --        --           --          87,219
Activity in company stock
  plans, net..................     860      7,376         --        --        --           --           7,376
Issuance of shares in business
  acquisition.................      --      1,705         --       181     2,585           --           4,290
                                ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2002....  51,060   $195,405   $145,947   (13,602)  $(3,741)     $   (94)       $337,517
                                ======   ========   ========   =======   =======      =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             ---------   ---------   --------
Cash flows from operating activities:
  Net income...............................................  $  12,377   $  28,932   $ 23,326
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization.........................     44,755      34,533     30,730
     Deferred income taxes.................................      6,130      15,504     21,085
     Gain on sale of assets................................        (10)     (1,881)    (3,292)
     Changes in operating assets and liabilities:
       Accounts receivable, net............................     (1,728)    (13,594)     6,723
       Other current assets................................     (7,086)      2,760     (4,298)
       Accounts payable and accrued liabilities............     14,730      21,263     (1,030)
       Income taxes receivable/payable.....................      1,476      10,014     (7,256)
       Other noncurrent, net...............................     (5,443)     (8,424)   (12,287)
                                                             ---------   ---------   --------
          Net cash provided by operating activities........     65,201      89,107     53,701
                                                             ---------   ---------   --------
Cash flows from investing activities:
  Capital expenditures.....................................   (161,766)   (151,261)   (95,124)
  Acquisition of businesses, net of cash acquired..........   (118,331)    (11,500)        --
  Investment in Deepwater Gateway, L.L.C. .................    (32,688)         --         --
  Restricted cash..........................................     (2,506)      2,624      6,062
  Prepayments and deposits related to salvage operations...         --         782        826
  Proceeds from sales of property..........................        483       1,530      3,124
  Insurance proceeds from loss of vessel...................         --          --      7,118
                                                             ---------   ---------   --------
          Net cash used in investing activities............   (314,808)   (157,825)   (77,994)
                                                             ---------   ---------   --------
Cash flows from financing activities:
  Sale of common stock, net of transaction costs...........     87,219          --     14,787
  Borrowings under MARAD loan facility.....................     43,899      59,494     40,054
  Repayment of MARAD borrowings............................     (1,318)         --         --
  Borrowing on line of credit..............................     52,591          --         --
  Borrowings on term loan..................................     29,270          --         --
  Repayment of capital leases..............................     (5,183)         --         --
  Exercise of stock options, net...........................      5,900       4,084      2,980
  Purchase of treasury stock...............................         --      (2,575)        --
                                                             ---------   ---------   --------
          Net cash provided by financing activities........    212,378      61,003     57,821
                                                             ---------   ---------   --------
Effect of exchange rate changes on cash and cash
  equivalents..............................................        106          --         --
Net increase (decrease) in cash and cash equivalents.......    (37,123)     (7,715)    33,528
Cash and cash equivalents:
  Balance, beginning of year...............................     37,123      44,838     11,310
                                                             ---------   ---------   --------
  Balance, end of year.....................................  $      --   $  37,123   $ 44,838
                                                             =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Cal Dive International, Inc. (Cal Dive, CDI or the Company), headquartered in Houston, Texas, is an energy services company specializing in subsea construction and well operation. CDI operates primarily in the Gulf of Mexico
(Gulf), and recently in the North Sea, with services that cover the lifecycle of an offshore oil or gas field. CDI's current diversified fleet of 23 vessels and 21 remotely operated vehicles (ROVs) and trencher systems perform services that support drilling, well completion, intervention, construction and decommissioning projects involving pipelines, production platforms, risers and subsea production systems. The Company also has a significant investment in oil and gas properties and related production facilities as part of its Production Partnering business. CDI's customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 50% interest in Deepwater Gateway L.L.C. using the equity method of accounting as the Company does not have voting or operational control of this entity.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to bad debts, investments, intangible assets and goodwill, property plant and equipment, income taxes, workers' insurance and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

  GOODWILL AND INDEFINITE-LIVED INTANGIBLES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Indefinite-Lived Intangibles ("SFAS No. 142"), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's indefinite-lived asset impairment test involves a comparison of the fair value of the intangible and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, such as earnings multiples and comparable asset market values. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over 25 years. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill.

  PROPERTY AND EQUIPMENT

     Property and equipment, both owned and under capital leases, are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     All of the Company's interests in oil and gas properties are located offshore in United States waters. The Company follows the successful efforts method of accounting for its interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

     Energy Resource Technology, Inc. ("ERT") acquisitions of producing offshore properties are recorded at the value exchanged at closing together with an estimate of its proportionate share of the undiscounted decommissioning liability assumed in the purchase based upon its working interest ownership percentage. In estimating the decommissioning liability assumed in offshore property acquisitions, the Company performs detailed estimating procedures, including engineering studies. All capitalized costs are amortized on a unit-of-production basis (UOP) based on the estimated remaining oil and gas reserves. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

     The following is a summary of the components of property and equipment (dollars in thousands):

                                                        ESTIMATED
                                                       USEFUL LIFE     2002       2001
                                                       -----------   --------   --------
Construction in progress.............................        N/A     $ 32,943   $221,916
Vessels..............................................   15 to 30      465,158    103,929
Offshore leases and equipment........................        UOP      210,542     82,334
Machinery, equipment and leasehold improvements......          5       18,235     15,563
                                                                     --------   --------
  Total property and equipment.......................                $726,878   $423,742
                                                                     ========   ========

     In July 1999, the CDI Board of Directors approved the construction of the Q4000, a newbuild, ultra-deepwater multi-purpose vessel, for a total estimated cost of $150 million and, in June 2001, approved modification to the original construction contract increasing the total estimated costs to $182 million. Amounts incurred on this project and the conversion of the Intrepid pipelay vessel were included in Construction in Progress as of December 31, 2001. Both of these vessels were placed in service during 2002 and are included in Vessels as of December 31, 2002. Construction in progress as of December 31, 2002 includes costs incurred relating to construction of the spar at Gunnison (see note 9). The Company capitalized interest totaling $4.4 million and $1.9 million during the years ended December 31, 2002 and 2001, respectively. During 2001, the Company acquired two additional DP marine construction vessels (the Mystic Viking and the Eclipse). The total cost of the two vessels acquired and related upgrades was approximately $40 million, the majority of which was expended and capitalized as of December 31, 2001.

     The cost of repairs and maintenance of vessels and equipment is charged to operations as incurred, while the cost of improvements is capitalized. Total repair and maintenance charges were $11,489,000, $8,501,000 and $4,343,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 modifies SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed of. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that my be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144.

  FOREIGN CURRENCY

     The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $2.5 million, net of taxes of $1.4 million, in 2002 is included as accumulated other comprehensive loss, as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the year ended December 31, 2002 were not material to the Company's results of operations or cash flows.

     Canyon Offshore, the Company's ROV and robotics subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the year ended December 31, 2002 were not material to the Company's results of operations or cash flows.

  ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

     The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair market value.

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

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     During the second half of 2002, the Company entered into various cash flow hedging swap contracts to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedges was a liability of $4.1 million as of December 31, 2002. The Company recorded $2.6 million of loss, net of taxes of $1.4 million, in other comprehensive loss within shareholders' equity as these hedges were highly effective.

     As of December 31, 2002, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                                       INSTRUMENT       AVERAGE         WEIGHTED
PRODUCTION PERIOD                                         TYPE      MONTHLY VOLUMES   AVERAGE PRICE
-----------------                                      ----------   ---------------   -------------
Crude Oil:
     January -- December 2003........................     Swap             46 MBbl       $26.50
     January -- December 2003........................     Swap             30 MBbl       $26.82
Natural Gas:
     January -- March 2003...........................     Swap       800,000 MMBtu       $ 4.21
     April -- December 2003..........................     Swap       400,000 MMBtu       $ 4.02
     April -- December 2003..........................     Swap       200,000 MMBtu       $ 4.21

     Subsequent to December 31, 2002, the Company entered into additional natural gas hedges for the period April through December 2003. The contracts cover 200,000 MMBtu per month at $4.97.

     In June 2002, CDI signed an agreement with Coflexip to acquire the Subsea Well Operations Business Unit for 44.8 million British pounds (which at the time equaled $67.5 million) which subsequently closed in July. CDI entered into a foreign currency forward contract to lock in the British pound to U.S. dollar exchange rate. Under SFAS No. 133, we accounted for this transaction with changes in its fair value reported in earnings. Accordingly, a $1.1 million gain was recorded in other income for the year ended December 31, 2002 as a result of the change in market value of the contract as of June 30, 2002. This contract settled in July 2002 for $1.1 million.

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

  STOCK BASED COMPENSATION PLANS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure("SFAS No. 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. If SFAS No. 123 had been used for the accounting of these plans, the Company's pro forma net income for 2002, 2001 and 2000 would have been $7.9 million, $25.9 million and $21.7 million, respectively, and the Company's pro forma diluted earnings per share would have been $0.22,

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

$0.79 and $0.67, respectively. These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

     For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 5.0 percent in 2000, 4.5 percent in 2001 and 4.0 percent in 2002, and expected volatility to be 62 percent in 2000, 61 percent in 2001 and 59 percent in 2002. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15% discount received by the employees. The weighted average per share fair value of the options granted in 2002, 2001 and 2000 was $15.20, $14.47, and $8.05, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

  REVENUE RECOGNITION

     The Company earns the majority of its subsea service and salvage contracting revenues during the summer and fall months. Revenues are derived from billings under contracts (which are typically of short duration) that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Unbilled revenue represents revenue attributable to work completed prior to year-end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2002 are expected to be billed and collected within one year.

     The Company records revenues from the sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a barge lifting has occurred. The Company may have an interest with other producers in certain properties. In this case the Company used the entitlements method to account for sales of production. Under the entitlements method the Company may receive more or less than its entitled share of production. If the Company receives more than its entitled share of production, the imbalance is treated as a liability. If the Company receives less than its entitled share, the imbalance is recorded as an asset.

  REVENUE ALLOWANCE ON GROSS AMOUNTS BILLED

     The Company bills for work performed in accordance with the terms of the applicable contract. The gross amount of revenue billed will include not only the billing for the original amount quoted for a project but also include billings for services provided which the Company believes are allowed under the terms of the related contract but are outside the scope of the original quote. The Company establishes a revenue allowance for these additional billings based on its collections history if conditions warrant such a reserve.

  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The market for the Company's products and services is primarily the offshore oil and gas industry. Oil and gas companies make capital expenditures on exploration, drilling and production operations offshore, the level of which is generally dependent on the prevailing view of the future oil and gas prices, which have been characterized by significant volatility in recent years. The Company's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. The percent of consolidated revenue of major customers was as follows: 2002 -- BP Trinidad & Tobago LLC (11%); Horizon Offshore, Inc. (10%); 2001 -- Horizon Offshore, Inc. (18%), Enron Corp. (10%); and 2000 -- Enron Corp. (13%).

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     In March 2001, CDI and Horizon Offshore, Inc. announced that the Alliance Agreement covering operation on the Outer Continental Shelf was extended for a three-year period. Principal features of the Alliance are that CDI provides Dive Support Vessel services behind Horizon pipelay barges while Horizon supplies pipelay, derrick barge and heavy lift capacity to Cal Dive. The Alliance was also expanded to include CDI providing the diving personnel working from Horizon barges, a service Horizon handled internally in 2000. During 2001 and 2002 the Company also provided dynamically positioned vessels to support Horizon projects for Pemex in Mexican waters of the Gulf of Mexico.

  INCOME TAXES

     Deferred income taxes are based on the differences between financial reporting and the tax bases of assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. The statement requires, among other things, the use of the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

  DEFERRED DRYDOCK CHARGES

     The Company accounts for regulatory (U.S. Coast Guard, American Bureau of Shipping and Det Norske Veritas) related drydock inspection and certification expenditures by capitalizing the related costs and amortizing them over the 30-month period between regulatory mandated drydock inspections and certification. During the years ended December 31, 2002, 2001 and 2000, drydock amortization expense was $4.9 million, $3.1 million and $2.2 million, respectively. This predominant industry practice provides appropriate matching of expenses with the period benefitted (i.e., certification to operate the vessel for a 30-month period).

  STATEMENT OF CASH FLOW INFORMATION

     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. The Company had $2.5 million of restricted cash as of December 31, 2002 representing amounts securing a performance bond which management believes will be released during 2003. During the years ended December 31, 2002, 2001 and 2000, the Company made cash payments for interest charges, net of interest capitalized, of $811,000, $662,000 and $-0-, respectively, and made cash payments for federal income taxes of approximately $-0-, $-0- and $1,800,000 respectively.

  RECLASSIFICATIONS

     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

  NEW REPORTING REQUIREMENTS

     In July 2001, the FASB released SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 will require oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair market value on a discounted basis. Historically, ERT has reflected this liability on the balance sheet on an undiscounted basis. The Company will adopt this standard, as required, effective January 1, 2003. Management currently believes adoption of this standard will result in a cumulative effect adjustment in the first quarter of 2003 of between $0.01 and $0.03 per share and adjustments to certain balance sheet accounts including a decrease in Decommissioning Liabilities of approximately $30 million due to discounting.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     In November 2002, FASB interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45") was issued. FIN No. 45 requires a guarantor to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. Adoption of FIN No. 45 did not have a material effect on CDI's consolidated financial statements.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities was issued. FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The related disclosure requirements are effective immediately. The Company does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

3.  OFFSHORE PROPERTY TRANSACTIONS

     In August 2002 ERT, a wholly owned subsidiary of Cal Dive International, Inc. acquired the 74.8% working interest of Shell Exploration & Production Company in the South Marsh Island 130 (SMI 130) field (Shell acquisition). ERT paid $10.3 million in cash and assumed Shell's pro-rata share of the related decommissioning liability. SMI 130 consists of two blocks, located in approximately 215 feet of water, with approximately 155 wells on five 8-pile platforms. Unaudited pro forma combined operating results of CDI and the Shell acquisition for the twelve months ended December 31, 2002 and 2001, respectively are summarized as follows (in thousands, except per share data):

                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Net revenues................................................  $321,186   $259,762
Income before taxes.........................................    23,690     54,892
Net income..................................................    15,399     35,828
Earnings per share:
  Basic.....................................................  $   0.43   $   1.10
  Diluted...................................................      0.43       1.08

     In August 2002, ERT also completed the purchase of seven Gulf of Mexico fields from Amerada Hess (including its 25% ownership position in SMI 130) for $9.3 million in cash and assumption of Amerada Hess's pro-rata share of the related decommissioning liability. As a result, ERT took over as operator with an effective 100% working interest in that field.

     In June 2002, ERT acquired a package of offshore properties from Williams Exploration and Production. ERT paid $4.9 million and assumed the pro-rata share of the abandonment obligation for the acquired interests. The blocks purchased represent an average 30% net working interest in 26 Gulf of Mexico leases.

     In April 2002, ERT acquired a 100% interest in East Cameron Block 374, including existing wells, equipment and improvements. Terms included a cash payment of approximately $3 million to reimburse the owners for the inception-to-date cost of the subsea wellhead and umbilical, and an overriding royalty interest in future production. Cal Dive completed the temporarily abandoned number one well and performed a subsea tie-back to a host platform. The cost of completion and tie-back was approximately $7 million, with first production occurring in August 2002.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     ERT purchased working interests of 3% to 75% in four offshore blocks during 2001 in exchange for assumption of the pro-rata share of the decommissioning obligations. In addition, during 2001 ERT purchased a working interest of 55% in Vermilion 201 for $2.5 million (see footnote 4). In the first quarter of 2000, ERT acquired interests in six offshore blocks with working interests from 40% to 75% in five platforms, one caisson and 13 wells. ERT agreed to a purchase price of $4.9 million and assumed the prorated share of the abandonment obligation for the acquired interests, and entered into a two-year contract to manage certain properties. Additionally, in April 2000, ERT acquired a 20% interest in Gunnison. See further discussion in footnote 4. In connection with 2002, 2001 and 2000 offshore property acquisitions, ERT assumed net abandonment liabilities estimated at approximately $63.6 million, $3.1 million and $4.2 million respectively.

     ERT production activities are regulated by the federal government and require significant third-party involvement, such as refinery processing and pipeline transportation. The Company records revenue from its offshore properties net of royalties paid to the Minerals Management Service (MMS). Royalty fees paid totaled approximately $9.2 million, $15.2 million and $11.7 million for the years ended 2002, 2001 and 2000, respectively. In accordance with federal regulations that require operators in the Gulf of Mexico to post an area wide bond of $3 million, the MMS has allowed the Company to fulfill such bonding requirements through an insurance policy.

     During each of the past three years ERT has sold its interests in certain fields as well as the platforms and a pipeline. An ERT operating policy provides for the sale of assets when the expected future revenue stream can be accelerated in a single transaction. The net result of these sales had no impact for the year ended December 31, 2002 and added two cents and four cents to diluted earnings per share for the years ending December 31, 2001 and 2000, respectively. These sales were structured as Section 1031 "Like Kind" exchanges for tax purposes. Accordingly, the cash received was restricted to use for subsequent acquisitions of additional oil and gas properties.

4.  RELATED PARTY TRANSACTIONS

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corporation. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd.), the investors of which are CDI senior management, in exchange for an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. With the sanctioning of a commercial discovery, the Company is funding ongoing development and production costs. Cal Dive's share of such project development costs is estimated in a range of $100 million to $110 million ($63.3 million of which had been incurred by December 31, 2002) with over half of that for construction of the spar. See footnote 9 for discussion of financing relating to the spar construction.

     During the fourth quarter of 2000 another investment partnership composed of Company management and industry sources funded the drilling of a deep exploratory well at ERT's Vermilion 201 field. Effective January 1, 2001, ERT acquired approximately 55% of this investment partnership's interest in the reserves discovered for $2.5 million.

     As part of the process of obtaining funding for the exploratory costs of the above projects, several outside third parties were solicited. Management believes that the structure of these transactions was both consistent

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES with the guidelines and at least as favorable to the Company and ERT as could have been obtained from the third parties.

     During 2002 and 2001, the Company was paid fees of $200,000 and $500,000, respectively, by Ocean Energy, Inc. ("Ocean"), an oil and gas industry customer of subsea services. A member of the Company's board of directors, is a member of senior management of Ocean.

5.  ACQUISITION OF BUSINESSES

  CANYON OFFSHORE, INC.

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). As they are employees, amounts paid, if any, in excess of the $13.53 per share will be recorded as compensation expense. No such expense was recorded in 2002. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. The allocation of the $70.5 million purchase price was as follows: ROVs and equipment ($22.9 million); net working capital assumed ($4.0 million) and goodwill ($43.6 million). The results of Canyon are included in the accompanying statements of operations since the date of the purchase, January 2, 2002.

  WELL OPS (U.K.) LIMITED

     In July 2002, CDI purchased the subsea well operations business unit of CSO Ltd., a wholly owned subsidiary of Technip-Coflexip, for approximately $72.0 million ($68.6 million cash and $3.4 million deferred tax liability assumption). Well Ops (U.K.) Limited performs life of field well operations and marine construction tasks primarily in the North Sea. The assets purchased include the Seawell (a 368-foot DPDSV capable of supporting manned diving, ROVs and well operations). The acquisition was accounted for as a business purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. During the fourth quarter of 2002 the Company completed its purchase price allocation, including obtaining an appraisal of the Seawell,resulting in $50 million allocated to this vessel $1.5 million allocated to patented technology (to be amortized over 20 years) and goodwill of approximately $20.6 million as of December 31, 2002. The results of Well Ops (U.K.) are included in the accompanying statements of operations since the date of the purchase, July 1, 2002.

  PROFESSIONAL DIVERS OF NEW ORLEANS, INC. (PDNO)

     In March 2001, CDI acquired substantially all of the assets of Professional Divers of New Orleans, Inc. (PDNO) in exchange for $11.5 million. The assets purchased included a 165-foot four-point moored DSV, the Mr. Sonny, three utility vessels and associated diving equipment including two saturation diving systems. This acquisition was accounted for as a purchase with the acquisition price of $11.5 million being allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the balance of the purchase price ($2.8 million) being recorded as goodwill. Total goodwill relating to shallow water diving company acquisitions (i.e., PDNO and Aquatica) was $15 million as of December 31, 2002.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     The 2002 and 2001 acquisitions presented above are not material individually or in the aggregate with same year acquisitions, therefore pro forma information is not presented.

6.  EQUITY INVESTMENT IN DEEPWATER GATEWAY L.L.C.

     In June 2002 CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI's share of the construction costs is estimated to be approximately $110 million. In August 2002 the Company, along with El Paso, completed a non-recourse project financing for this venture, terms of which include a minimum CDI equity investment of $33 million, all of which had been paid as of December 31, 2002. This is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment due at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management believes it is unlikely the Company will be required to pay the balloon payment.

7. GOODWILL

     In June 2001, the FASB issued SFAS No. 142, which provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment at least on an annual basis. The impact of adopting SFAS No. 142 would have been immaterial to the Company's results of operations for the years ended December 31, 2001 and 2000, respectively. The Company adopted SFAS No. 142 effective January 1, 2002 and has applied the non-amortization provision. During the second quarter of 2002, the Company completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill at the date of adoption. In addition, the Company completed its annual goodwill impairment test as of November 1, 2002. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. All of the Company's goodwill as of December 31, 2002 and 2001 related to its subsea and salvage segment. The fair value is determined using discounted cash flows and other market-related valuation models. As both calculations indicated that the fair value of each reporting unit exceeded its carrying amount, none of the Company's goodwill was impaired. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

8. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 31, 2002 and 2001 (in thousands):

                                                               2002      2001
                                                              -------   -------
Accrued payroll and related benefits........................  $ 6,874   $ 6,880
Workers' compensation claims................................    1,724     1,537
Workers' compensation claims to be reimbursed...............    5,534     6,276
Royalties payable...........................................    3,238     3,207
Hedging liability...........................................    4,064        --
Other.......................................................   13,356     3,111
                                                              -------   -------
  Total accrued liabilities.................................  $34,790   $21,011
                                                              =======   =======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT

     In August 2000, the Company closed a $138.5 million long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. To date the Company has drawn $143.5 million on this facility, which approximates the maximum of qualified expenditures. The MARAD Debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2% as of December 31, 2002). For a period up to ten years from delivery of the vessel in April 2002, CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of December 31, 2002 the Company was in compliance with these covenants.

     The Company has a revolving credit facility ("Revolver") which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 4.2% as of December 31, 2002) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of December 31, 2002, the Company had drawn $52.6 million under this revolving credit facility and was in compliance with these covenants with the exception of the cash flow leverage covenant, for which the Company obtained a waiver.

     In November 2001, ERT entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan ("Gunnison Term Loan"). The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.4% as of December 31, 2002) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of December 31, 2002 with the exception of the cash flow leverage covenant, for which the Company obtained a waiver. The debt ($29.3 million at December 31, 2002) and related asset have been reflected on CDI's balance sheet beginning in the third quarter of 2002. The purchase price was allocated entirely to construction in progress as the purchase price approximated the fair value of the spar.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     Scheduled maturities of Long-term Debt outstanding as of December 31, 2002 were as follows (in thousands):

                                                         GUNNISON
                                 MARAD DEBT   REVOLVER   TERM LOAN    OTHER     TOTAL
                                 ----------   --------   ---------   -------   --------
2003...........................   $  2,766    $    --     $    --    $ 1,435   $  4,201
2004...........................      2,949         --       7,000      1,395     11,344
2005...........................      3,144     52,591       7,000        572     63,307
2006...........................      3,352         --      15,270        386     19,008
2007...........................      3,573         --          --         --      3,573
Thereafter.....................    126,344         --          --         --    126,344
                                  --------    -------     -------    -------   --------
Long-term debt.................    142,128     52,591      29,270      3,788    227,777
Current maturities.............     (2,766)       (--)        (--)    (1,435)    (4,201)
                                  --------    -------     -------    -------   --------
Long-term debt, less current
  maturities...................   $139,362    $52,591     $29,270    $ 2,353   $223,576
                                  ========    =======     =======    =======   ========

10.  INCOME TAXES

     CDI and its subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. The Company conducts its international operations in a number of locations that have varying laws and regulations with regard to taxes. Management believes that adequate provisions have been made for all taxes that will ultimately be payable. $2.5 million of the Company's $19.0 million pre-tax income was derived from foreign operations. Income taxes have been provided based on the statutory rate of 35 percent adjusted for items which are allowed as deductions for federal income tax reporting purposes, but not for book purposes. The primary differences between the statutory rate and the Company's effective rate are as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
Statutory rate..............................................   35%    35%    35%
Foreign provision...........................................    4     --     --
Foreign tax credit..........................................   (4)    --     --
Research and development tax credits........................   --     (2)    (2)
Other.......................................................   --      2      1
                                                               --     --     --
  Effective rate............................................   35%    35%    34%
                                                               ==     ==     ==

     Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

                                                            2002     2001      2000
                                                           ------   -------   -------
Current..................................................  $  534   $    --   $    --
Deferred.................................................   6,130    15,504    11,555
                                                           ------   -------   -------
                                                           $6,664   $15,504   $11,555
                                                           ======   =======   =======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                            2002     2001      2000
                                                           ------   -------   -------
Domestic.................................................  $5,996   $15,504   $11,555
Foreign..................................................     668        --        --
                                                           ------   -------   -------
                                                           $6,664   $15,504   $11,555
                                                           ======   =======   =======

     Deferred income taxes result from differences between the tax bases of assets and liabilities and their carrying value. The nature of these differences and the income tax effect of each as of December 31, 2002 and 2001, is as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Deferred tax liabilities -- Depreciation and other..........  $102,230   $ 75,805
Deferred tax assets --
  Net operating loss carryforward...........................   (28,385)   (13,761)
  R&D credit carryforward...................................   (17,087)   (15,987)
  Reserves, accrued liabilities and other...................    (9,929)    (7,548)
  Valuation allowance (R&D credit)..........................    14,450     13,528
                                                              --------   --------
     Net deferred tax liability.............................  $ 61,279   $ 52,037
                                                              ========   ========

     The detail of deferred tax balances as of December 31, 2001 described above contain reclassification adjustments totaling $21.2 million and conforming disclosures to provide a detail of deferred tax assets that were previously offset against deferred tax liabilities. The Company's consolidated balance sheet as of December 31, 2001 has been adjusted to conform with the above presentation.

     CDI effectively paid no federal income taxes in 2002 and 2001 due primarily to the deduction of Q4000 construction costs as research and development for federal tax purposes. The Company paid $1.8 million of federal income taxes during 2000, but the amount was refunded in January 2001 upon completing our research and development analysis and filing for the refund. In addition, we filed amended tax returns for 1998 and 1999, deducting such costs, resulting in refunds of $8.2 million which were collected in January 2001.

     The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries.

     At December 31, 2002, the Company had $81.1 million of net operating losses. Loss carryforwards, if not utilized, will expire at various dates from 2019 through 2022.

11.  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     During 1999, CDI acquired an interest in Cal Dive Aker CAHT I, L.L.C. (CAHT
I), the company which owned the Cal Dive Aker Dove (a newbuild DP anchor handling and subsea construction vessel which commenced operations in September
1999) for a total of $18.9 million. CDI effectively owned 56% of CAHT I and, accordingly, results of operations of this company were consolidated in the accompanying financial statements with Aker's share being reflected as minority interest. In December, 1999 CAHT I entered into a sale-leaseback of the Cal Dive Aker Dove. Cal Dive's portion of the sale proceeds received totaled $20 million. The lease was accounted for as an operating lease. Effective April 1, 2001, Coflexip's acquisition of Aker enabled CDI to "put" its interest in CAHT I back to Aker in return for Aker assuming all of CDI's obligations and guarantees under the sale-leaseback.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company leases several facilities, ROVs and a vessel under noncancelable operating leases, with the more significant leases expiring in the years 2004 and 2005. Future minimum rentals under these leases are $19,018,000 at December 31, 2002 with $8,848,000 due in 2003, $7,033,000 in 2004, $2,198,000 in 2005, $276,000 in 2006, $276,000 in 2007 and $387,000 thereafter. Total rental expense under these operating leases was $6,885,000, $779,000 and $721,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  INSURANCE

     The Company carries Hull and Increased Value insurance which provides coverage for physical damage to an agreed amount for each vessel. The deductibles are based on the value of the vessel with a maximum deductible of $500,000 on the Q4000. Other vessels carry deductibles between $100,000 and $350,000. The Company also carries Protection and Indemnity insurance which covers liabilities arising from the operation of the vessel and General Liability insurance which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers' Compensation. Offshore employees, including divers and tenders and marine crews, are covered by an Excess Maritime Employers Liability insurance policy which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $1 million annual aggregate. In addition to the liability policies named above, the Company carries various layers of Umbrella Liability for total limits of $200,000,000 excess of primary for all vessels. The Company's self insured retention on its medical and health benefits program for employees is $100,000 per claim.

     In June 2000, the DP DSV Balmoral Sea caught fire while dockside in New Orleans, Louisiana as the vessel was being prepared to enter drydock for an extended period. The vessel was deemed a total loss by insurance underwriters. Her book value (approximately $7 million) was fully insured as were all salvage and removal costs. Payments from the insurance companies were received during the fourth quarter of 2000.

     The Company incurs workers' compensation claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts accrued and receivable from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheet. Such amounts were $5,534,000 and $6,276,000 as of December 31, 2002 and 2001, respectively. See related accrued liabilities at footnote 8. The Company has not incurred any significant losses as a result of claims denied by its insurance carriers.

  LITIGATION AND CLAIMS

     The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. During 2002, the Company engaged in a large construction project and, in late September, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to the contractual stand-by rate for the vessels during their downtime. The customer is currently disputing these invoices along with certain other change orders. Of the amounts billed by CDI for this project, $12.1 million had not been collected as of February 18, 2003. Due to the size of the dispute, inherent uncertainties with respect to an arbitration and relationship issues with the customer, CDI provided a reserve in the fourth quarter of 2002 resulting in a loss for the Company on the project as a whole. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive had responded alleging EEX Corporation breached various provisions of the same contracts. EEX's acquisition by Newfield during the fourth quarter 2002 enabled CDI to enter meaningful settlement discussions prior to the trial date,

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES which was set for February 2003. This resulted in a settlement including CDI making a cash payment, subsequent to yearend, and agreeing to provide work credits for its services over the next three years. The total value of the settlement was recorded in the Company's statement of operations for the year ended December 31, 2002. This settlement combined with the reserves on the project discussed above resulted in approximately $10 million of pre-tax charges recorded in the accompanying statement of operations.

     In 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide the Sea Sorceress to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. We were not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million CDN. Seacore has now made demand on Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, for one-half of this amount. Because only one of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and because CDO holds substantial counterclaims against Seacore, management believes that in the event Seacore continues to seek contribution from our subsidiary, which would require another arbitration, it is anticipated that our subsidiary's exposure, if any, should be less than $500,000.

     Although the above discussed matters have the potential of significant additional liability, the Company believes that the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The Company's contributions are in the form of cash and are determined annually as 50 percent of each employee's contribution up to 5 percent of the employee's salary. The Company's costs related to this plan totaled $811,000, $595,000 and $423,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  STOCK-BASED COMPENSATION PLANS

     During 2000, the Board of Directors approved a "Stock Option in Lieu of Salary Program" for the Company's Chief Executive Officer. Under the terms of the program, the participant may annually elect to receive non-qualified stock options (with an exercise price equal to the closing stock price on the date of grant) in lieu of cash compensation with respect to his base salary and any bonus earned under the annual incentive compensation program. The number of options granted is determined utilizing the Black-Scholes valuation model as of the date of grant with a risk premium included. The participant made such election for 2002, 2001 and 2000 resulting in a total of 105,000, 180,000 and 115,000 options being granted during 2002, 2001 and 2000, respectively (which includes bonuses earned under the annual incentive compensation program in 2001 and 2000).

     During 1995, the Board of Directors and shareholders approved the 1995 Long-Term Incentive Plan (the Incentive Plan). Under the Incentive Plan, a maximum of 10% of the total shares of Common Stock issued and outstanding may be granted to key executives and selected employees who are likely to make a significant positive impact on the reported net income of the Company. The Incentive Plan is administered by a committee which determines, subject to approval of the Compensation Committee of the Board of Directors, the type of award to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The committee may grant stock options, stock appreciation rights, or stock and cash awards. Options granted to employees under the Incentive Plan vest 20%

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES per year for a five year period or 33% per year for a three year period, have a maximum exercise life of three, five or ten years and, subject to certain exceptions, are not transferable.

     Effective May 12, 1998, the Company adopted a qualified, non-compensatory Employee Stock Purchase Plan ("ESPP"), which allows employees to acquire shares of common stock through payroll deductions over a six month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10 percent of an employee's base salary. Under this plan 44,158, 38,849 and 25,391 shares of common stock were purchased in the open market at a weighted average share price of $21.86, $22.22 and $21.55 during 2002, 2001 and 2000, respectively.

     All of the options outstanding at December 31, 2002, have exercise prices as follows: 127,191 shares at $18.00, 111,596 at $18.06, 129,000 shares at
$19.63, 100,000 shares at $21.38, 412,000 shares at $21.83, 283,004 shares at
$21.88, 120,000 shares at $24.00, 80,000 shares at $26.75 and 627,955 shares ranging from $3.95 to $23.72 and a weighted average remaining contractual life of 6.11 years.

     Options outstanding are as follows:

                                 2002                   2001                   2000
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------   --------   ---------   --------   ---------   --------
Options outstanding,
  beginning of year....  2,179,246    $13.66    2,238,600    $11.34    1,957,208    $ 5.59
Granted................    732,670     21.88      589,000     21.84      810,420     19.26
Exercised..............   (862,241)     7.18     (354,838)     9.43     (484,344)     4.24
Terminated.............    (58,929)    15.12     (293,516)    15.69      (44,684)     4.10
                         ---------    ------    ---------    ------    ---------    ------
Options outstanding,
  December 31..........  1,990,746    $19.52    2,179,246    $13.66    2,238,600    $11.34
Options exercisable,
  December 31..........    704,191    $18.76      732,787    $ 8.97      518,308    $ 7.10
                         =========    ======    =========    ======    =========    ======

13.  SHAREHOLDERS' EQUITY

     The Company's amended and restated Articles of Incorporation provide for authorized Common Stock of 120,000,000 shares with no par value per share and 5,000,000 shares of preferred stock in one or more series.

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

     In September 2000, CDI completed a Secondary Stock Offering with Coflexip selling its 7.4 million shares of common stock at $26.31 per share. The over-allotment option was exercised resulting in the Company issuing 609,936 shares of common stock and receiving net proceeds of $14.8 million, and the Chief Executive Officer, selling 500,000 shares receiving net proceeds of $12.1 million.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

14.  BUSINESS SEGMENT INFORMATION (IN THOUSANDS)

     The following summarizes certain financial data by business segment:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues --
  Subsea and salvage.................................  $239,916   $163,740   $110,217
  Oil and gas production.............................    62,789     63,401     70,797
                                                       --------   --------   --------
       Total.........................................  $302,705   $227,141   $181,014
                                                       ========   ========   ========
Income from operations --
  Subsea and salvage.................................  $    742   $ 21,705   $  2,368
  Oil and gas production.............................    20,267     23,881     32,201
                                                       --------   --------   --------
       Total.........................................  $ 21,009   $ 45,586   $ 34,569
                                                       ========   ========   ========
Net interest (income) expense and other --
  Subsea and salvage.................................  $  1,359   $    739   $    (63)
  Oil and gas production.............................       609        551        617
                                                       --------   --------   --------
       Total.........................................  $  1,968   $  1,290   $    554
                                                       ========   ========   ========
Provision for income taxes --
  Subsea and salvage.................................  $   (793)  $  7,145   $    436
  Oil and gas production.............................     7,457      8,359     11,119
                                                       --------   --------   --------
     Total...........................................  $  6,664   $ 15,504   $ 11,555
                                                       ========   ========   ========
Identifiable assets --
  Subsea and salvage.................................  $621,405   $436,085   $301,416
  Oil and gas production.............................   224,453     37,037     46,072
                                                       --------   --------   --------
       Total.........................................  $845,858   $473,122   $347,488
                                                       ========   ========   ========
Capital expenditures --
  Subsea and salvage.................................  $ 66,297   $131,062   $ 82,697
  Oil and gas production.............................    95,469     20,199     12,427
                                                       --------   --------   --------
       Total.........................................  $161,766   $151,261   $ 95,124
                                                       ========   ========   ========
Depreciation and amortization --
  Subsea and salvage.................................  $ 27,220   $ 14,586   $ 11,621
  Oil and gas production.............................    17,535     19,947     19,109
                                                       --------   --------   --------
       Total.........................................  $ 44,755   $ 34,533   $ 30,730
                                                       ========   ========   ========

     During the year ended December 31, 2002, the Company derived $27.1 million of its revenues from the U.K. sector utilizing $91.7 million of its total assets in this region. Additionally, $66.1 million of revenues were derived from the Latin America sector during the year ended December 31, 2002. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

15.  SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

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

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Gunnison capitalized costs...........................  $ 63,294   $ 10,177   $     --
Proved developed properties being amortized..........   180,256     72,157     60,679
Less -- Accumulated depletion, depreciation and
  amortization.......................................   (71,151)   (54,482)   (35,835)
                                                       --------   --------   --------
     Net capitalized costs...........................  $172,399   $ 27,852   $ 24,844
                                                       ========   ========   ========

     Included in capitalized costs proved developed properties being amortized is the Company's estimate of its proportionate share of decommissioning liabilities assumed relating to these properties which are also reflected as decommissioning liabilities in the accompanying consolidated balance sheets.

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table reflects the costs incurred in oil and gas property acquisition and development activities during the years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Proved property acquisition costs......................  $ 94,034   $ 4,350   $ 7,635
Development costs......................................    67,241    18,247     8,160
                                                         --------   -------   -------
  Total costs incurred.................................  $161,275   $22,597   $15,795
                                                         ========   =======   =======

  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Revenues................................................  $62,789   $63,401   $70,797
Production (lifting) costs..............................   19,153    13,236    12,432
Depreciation, depletion and amortization................   17,535    19,947    19,109
                                                          -------   -------   -------
Pretax income from producing activities.................   26,101    30,218    39,256
Income tax expenses.....................................    7,457     8,359    11,119
                                                          -------   -------   -------
Results of oil and gas producing activities.............  $18,644   $21,859   $28,137
                                                          =======   =======   =======

  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     Proved oil and gas reserve quantities are based on estimates prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2002, excluding Gunnison, have been reviewed by Miller and Lents,

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

Ltd., independent petroleum engineers. Since the Company does not own a license to the geophysical data, reserves attributable to Gunnison (which total 47% of the proved reserves as of December 31, 2002) have been determined based on information provided by the operator. These reserve estimates were reviewed by our engineers, including an assessment of the operator's assumptions and their engineering, geologic and evaluation principles and techniques. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

     As of December 31, 2000, -0- Bbls of oil and -0- Mcf of gas of the Company's proven reserves were undeveloped. As of December 31, 2001, 6,829,000 Bbls of oil and 35,525,000 Mcf of gas were undeveloped, all of which is attributable to Gunnison. As of December 31, 2002 6,375,000 Bbls of oil and 51,807,000 Mcf of gas were undeveloped, 82% of which is attributable to Gunnison.

                                                                OIL       GAS
RESERVE QUANTITY INFORMATION                                  (MBBLS)   (MMCF)
----------------------------                                  -------   -------
Total proved reserves at December 31, 1999..................   1,702     25,381
  Revisions of previous estimates...........................      24      3,024
  Production................................................    (739)   (14,959)
  Purchases of reserves in place............................      99      9,416
  Sales of reserves in place................................      (5)    (1,151)
                                                              ------    -------
Total proved reserves at December 31, 2000..................   1,081     21,711
                                                              ------    -------
  Revision of previous estimates............................     623      4,479
  Production................................................    (743)    (9,473)
  Purchases of reserves in place............................      53      1,644
  Sales of reserves in place................................      --        (22)
  Extensions and discoveries................................   6,844     35,597
                                                              ------    -------
Total proved reserves at December 31, 2001..................   7,858     53,936
  Revision of previous estimates............................  (1,442)    11,049
  Production................................................    (922)   (11,062)
  Purchases of reserves in place............................   6,543     31,302
  Sales of reserves in place................................      --         --
  Extensions and discoveries................................      --         --
                                                              ------    -------
Total proved reserves at December 31, 2002..................  12,037     85,225
                                                              ======    =======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interest in proved oil and gas reserves as of December 31:

                                                       2002        2001        2000
                                                     ---------   ---------   --------
Future cash inflows................................  $ 693,023   $ 261,613   $219,620
  Future costs --
     Production....................................   (129,375)    (46,031)   (42,608)
     Development and abandonment...................   (176,094)   (147,885)   (27,690)
                                                     ---------   ---------   --------
Future net cash flows before income taxes..........    387,554      67,697    149,322
Future income taxes................................   (106,258)    (24,223)   (57,018)
                                                     ---------   ---------   --------
Future net cash flows..............................    281,296      43,474     92,304
Discount at 10% annual rate........................    (69,569)    (22,029)   (14,591)
                                                     ---------   ---------   --------
Standardized measure of discounted future net cash
  flows............................................  $ 211,727   $  21,445   $ 77,713
                                                     =========   =========   ========

 CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves are as follows:

                                                          2002      2001       2000
                                                        --------   -------   --------
Standardized measure, beginning of year...............  $ 21,445   $77,713   $ 22,843
Sales, net of production costs........................   (43,729)  (50,165)   (57,720)
Net change in prices, net of production costs.........    69,085   (68,811)    87,427
Changes in future development costs...................    28,958    (2,421)    (3,695)
Development costs incurred............................    67,241    18,247      8,160
Accretion of discount.................................     6,390     3,013      3,785
Net change in income taxes............................   (62,166)   30,192    (32,996)
Purchases of reserves in place........................   124,322       433     48,229
Extensions and discoveries............................        --    16,612         --
Sales of reserves in place............................        --        20      2,021
Net change due to revision in quantity estimates......       899     1,604     20,084
Changes in production rates (timing) and other........      (718)   (4,992)   (20,425)
                                                        --------   -------   --------
Standardized measure, end of year.....................  $211,727   $21,445   $ 77,713
                                                        ========   =======   ========

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

16.  REVENUE ALLOWANCE ON GROSS AMOUNTS BILLED

     The following table sets forth the activity in the Company's Revenue Allowance on Gross Amounts Billed for each of the three years in the period ended December 31, 2002 (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Beginning balance.......................................  $ 4,262   $ 1,770   $ 1,789
Additions...............................................   12,008     6,875     4,535
Deductions..............................................   (9,114)   (4,383)   (4,554)
                                                          -------   -------   -------
Ending balance..........................................  $ 7,156   $ 4,262   $ 1,770
                                                          =======   =======   =======

     See Note 2 for a detailed discussion regarding the Company's accounting policy on the Revenue Allowance on Gross Amounts Billed and Note 11 for a discussion of a large construction project in 2002.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the summer and fall months. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during such period. The following is a summary of consolidated quarterly financial information for 2002 and 2001.

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 2002 Revenues.....................  $53,928    $72,305     $84,015        $92,457
  Gross profit...........................   11,118     17,185      11,573         13,916
  Net income.............................    3,001      7,214       2,952           (790)
  Net income per share:
     Basic...............................      .09        .21         .08           (.02)
     Diluted.............................      .09        .21         .08           (.02)
Fiscal 2001 Revenues.....................  $58,482    $48,786     $51,570        $68,303
  Gross profit...........................   22,258     16,914      13,207         14,532
  Net income.............................   10,774      7,546       5,244          5,368
  Net income per share:
     Basic...............................      .33        .23         .16            .17
     Diluted.............................      .33        .23         .16            .16

18.  SUBSEQUENT EVENTS

  SALE OF CONVERTIBLE PREFERRED STOCK

     On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stock holder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July, 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     The preferred stock will have a minimum annual dividend rate of 4%, subject to adjustment, payable in cash or common shares at Cal Dive's option. After the second anniversary, the holder may redeem the value of its original investments in the preferred shares to be settled in common stock or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary.

     The proceeds received from the sale of this stock, net of transaction costs, will be classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs will be accreted through the statement of operations over two years. Prior to the conversion, shares will be included in the Company's fully diluted earnings per share under the if converted method based on the Company's average common share price during the applicable period.

     Subsequent to year-end, the Company filed a registration statement registering approximately 7.5 million shares of common stock relating to this transaction, the maximum potential total number of shares of common stock redeemable under certain circumstances, subject to the Company's ability to redeem with cash, under the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 13, 2002, the Company's Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP and appointed Ernst & Young LLP to serve as the Company's independent auditors for fiscal year 2002.

     Arthur Andersen's reports on Cal Dive's consolidated financial statements for the two fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Additionally, during the two fiscal years ended December 31, 2000 and December 31, 2001 through the date of Arthur Andersen's dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its reports on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Arthur Andersen a copy of the foregoing disclosures and Arthur Andersen advised the Company by letter dated June 18, 2002, that it has found no basis for disagreement with such statements.

     During the fiscal years ended December 31, 2000 and December 31, 2001 through the date of engagement of Ernst & Young, the Company did not consult with Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders. See also "Executive Officers of the Registrant" appearing in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (1) Financial Statements

     The following financial statements included on pages 34 through 55 in this Annual Report are for the fiscal year ended December 31, 2002.

           Report of Independent Auditors

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of
             December 31, 2002 and 2001.

           Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

           Consolidated Statements of Shareholders'
             Equity for the Years Ended December 31,
             2002, 2001 and 2000.

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

           Notes to Consolidated Financial Statements.

           Financial Statement Schedules

     All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

     (2) Report on Form 8-K.

     October 1, 2002 -- Item 5.

     November 1, 2002 -- Item 9.

     November 13, 2002 -- Form 8-K/A filed to include financial statements of business acquired and the pro forma financial information required by Item 7 for the acquisition of oil and gas properties purchased from Shell Oil Company by ERT, as previously reported on Form 8-K filed on August 30, 2002.

     (3) Exhibits.

     Pursuant to Item 601(b)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

     The following exhibits are filed as part of this Annual Report:

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
   3.1      --  Amended and Restated Articles of Incorporation of
                registrant, incorporated by reference to Exhibit 3.1 to the
                Form S-1 Registration Statement filed by registrant with the
                Securities and Exchange Commission on May 1, 1997 (Reg. No.
                333-26357) (the "Form S-1").
   3.2      --  By-Laws of registrant, incorporated by reference to Exhibit
                3.2 to the Form S-1.

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
   3.3      --  Articles of Correction, incorporated by reference to Exhibit
                3.3 to the Form S-3 Registration Statement filed by
                registrant with the Securities and Exchange Commission on
                May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
   3.4      --  Amendment to the 1997 Amended and Restated Articles of
                Incorporation of registrant, incorporated by reference to
                Exhibit 3.4 to the Form S-3.
   3.5      --  Certificate of Rights and Preferences, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
                Commission on January 22, 2003 (the "Form 8-K").
   4.1      --  Second Amended and Restated Loan and Security Agreement by
                and among Fleet Capital Corporation, Southwest Bank of
                Texas, N.A. and Whitney National Bank, as Lenders, and Cal
                Dive International, Inc., Energy Resource Technology, Inc.,
                Aquatica, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated February 22, 2002, incorporated by reference to
                Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed by the
                registrant with the Securities and Exchange Commission on
                March 28, 2002 (the "2001 Form 10-K").
   4.2*     --  First Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc., Aquatica, Inc. and Canyon Offshore, Inc.,
                as Borrowers, dated August 9, 2002.
   4.3*     --  Second Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated August 30, 2002.
   4.4      --  Third Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated October 24, 2002, incorporated by reference to Exhibit
                4.1 to the Form S-3 Registration Statement filed by the
                registrant with the Securities and Exchange Commission on
                February 26, 2003 (Reg. 333-103451) (the "2003 Form S-3").
   4.5*     --  Fourth Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated February 14, 2003.
   4.6      --  Participation Agreement among ERT, Cal Dive International,
                Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
                One, N.A., et. al., dated as of November 8, 2001,
                incorporated by reference to Exhibit 4.2 to the 2001 Form
                10-K.
   4.7      --  Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
   4.8      --  Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
                Incorporated, Citibank N.A. and Citibank International LLC
                dated as of August 16, 2000, incorporated by reference to
                Exhibit 4.4 to the 2001 Form 10-K.
   4.9*     --  Amendment No. 1 to Credit Agreement among Cal Dive I-Title
                XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
                International LLC dated as of January 25, 2002.
  4.10      --  Amendment No. 2 to Credit Agreement among Cal Dive I-Title
                XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
                International LLC dated as of November 15, 2002,
                incorporated by reference to Exhibit 4.4 to the 2003 Form
                S-3.
  4.11      --  First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal
                Dive International, Inc. and Fletcher International, Ltd.,
                incorporated by reference to Exhibit 10.1 to the Form 8-K.
  4.12*     --  Amended and Restated Credit Agreement among Cal
                Dive/Gunnison Business Trust No. 2001-1, Energy Resource
                Technology, Inc., Cal Dive International, Inc., Wilmington
                Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
                2002.

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
  4.13*     --  First Amendment to Amended and Restated Credit Agreement
                among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
                Resource Technology, Inc., Cal Dive International, Inc.,
                Wilmington Trust Company, a Delaware banking corporation,
                the Lenders party thereto, and Bank One, NA, as Agent, dated
                January 7, 2003.
  4.14*     --  Second Amendment to Amended and Restated Credit Agreement
                among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
                Resource Technology, Inc., Cal Dive International, Inc.,
                Wilmington Trust Company, a Delaware banking corporation,
                the Lenders party thereto, and Bank One, NA, as Agent, dated
                February 14, 2003.
  10.1      --  1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
  10.2      --  Employment Agreement between Owen Kratz and Company dated
                February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
                1999 (Reg. 000-22739) (the "1998 Form 10-K").
  10.3      --  Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to
                Exhibit 10.6 of the 1998 Form 10-K.
  10.4      --  Employment Agreement between S. James Nelson and Company dated February 28, 1999, incorporated by reference to
                Exhibit 10.7 of the 1998 Form 10-K.
  10.5      --  Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit
                10.7 of the 2001 Form 10-K.
  10.6*     --  Employment Agreement between Johnny Edwards and Company dated October 2, 1995.
  21.1      --  Subsidiaries of registrant -- The registrant has seven subsidiaries: Energy Resource Technology, Inc.; Canyon
                Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
                Inc.; Cal Dive Offshore, Ltd.; Well Ops (U.K.) Limited; and
                Well Ops Inc.
  23.1*     --  Consent of Ernst & Young LLP.
  23.2*     --  Consent of Miller & Lents, Ltd.
  99.1*     --  Certification of Periodic Report by Chief Executive Officer
  99.2*     --  Certification of Periodic Report by Chief Financial Officer

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

                                          March 24, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                  /s/ OWEN KRATZ                     Chairman, Chief Executive Officer    March 24, 2003
 ------------------------------------------------              and Director
                    Owen Kratz                         (principal executive officer)


               /s/ MARTIN R. FERRON                 President, Chief Operating Officer    March 24, 2003
 ------------------------------------------------              and Director
                 Martin R. Ferron


               /s/ S. JAMES NELSON                      Vice Chairman and Director        March 24, 2003
 ------------------------------------------------
                 S. James Nelson


               /s/ A. WADE PURSELL                         Senior Vice President          March 24, 2003
 ------------------------------------------------       and Chief Financial Officer
                 A. Wade Pursell                         (principal financial and
                                                            accounting officer)


               /s/ GORDON F. AHALT                               Director                 March 24, 2003
 ------------------------------------------------
                 Gordon F. Ahalt


           /s/ BERNARD J. DUROC-DANNER                           Director                 March 24, 2003
 ------------------------------------------------
             Bernard J. Duroc-Danner


             /s/ WILLIAM L. TRANSIER                             Director                 March 24, 2003
 ------------------------------------------------
               William L. Transier


                /s/ JOHN V. LOVOI                                Director                 March 24, 2003
 ------------------------------------------------
                  John V. Lovoi


               /s/ ANTHONY TRIPODO                               Director                 March 24, 2003
 ------------------------------------------------
                 Anthony Tripodo

                                 CERTIFICATIONS

     I, Owen Kratz, the Principal Executive Officer of Cal Dive International, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Cal Dive International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                                    /s/ OWEN KRATZ
                                          --------------------------------------
                                                        Owen Kratz
                                                       Chairman and
                                                 Chief Executive Officer

     I, A. Wade Pursell, the Principal Financial Officer of Cal Dive International, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Cal Dive International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                                  /s/ A. WADE PURSELL
                                          --------------------------------------
                                                     A. Wade Pursell
                                                Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1*     --  Amended and Restated Articles of Incorporation of
               registrant, incorporated by reference to Exhibit 3.1 to the
               Form S-1 Registration Statement filed by registrant with the
               Securities and Exchange Commission on May 1, 1997 (Reg. No.
               333-26357) (the "Form S-1").
  3.2      --  By-Laws of registrant, incorporated by reference to Exhibit
               3.2 to the Form S-1.
  3.3      --  Articles of Correction, incorporated by reference to Exhibit
               3.3 to the Form S-3 Registration Statement filed by
               registrant with the Securities and Exchange Commission on
               May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
  3.4      --  Amendment to the 1997 Amended and Restated Articles of
               Incorporation of registrant, incorporated by reference to
               Exhibit 3.4 to the Form S-3.
  3.5      --  Certificate of Rights and Preferences, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on January 22, 2003 (the "Form 8-K").
  4.1      --  Second Amended and Restated Loan and Security Agreement by
               and among Fleet Capital Corporation, Southwest Bank of
               Texas, N.A. and Whitney National Bank, as Lenders, and Cal
               Dive International, Inc., Energy Resource Technology, Inc.,
               Aquatica, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated February 22, 2002, incorporated by reference to
               Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed by the
               registrant with the Securities and Exchange Commission on
               March 28, 2002 (the "2001 Form 10-K").
  4.2*     --  First Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc., Aquatica, Inc. and Canyon Offshore, Inc.,
               as Borrowers, dated August 9, 2002.
  4.3*     --  Second Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated August 30, 2002.
  4.4      --  Third Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated October 24, 2002, incorporated by reference to Exhibit
               4.1 to the Form S-3 Registration Statement filed by the
               registrant with the Securities and Exchange Commission on
               February 26, 2003 (Reg. 333-103451) (the "2003 Form S-3").
  4.5*     --  Fourth Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated February 14, 2003.
  4.6      --  Participation Agreement among ERT, Cal Dive International,
               Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
               One, N.A., et. al., dated as of November 8, 2001,
               incorporated by reference to Exhibit 4.2 to the 2001 Form
               10-K.
  4.7      --  Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
  4.8      --  Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
               Incorporated, Citibank N.A. and Citibank International LLC
               dated as of August 16, 2000, incorporated by reference to
               Exhibit 4.4 to the 2001 Form 10-K.
  4.9*     --  Amendment No. 1 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of January 25, 2002.
 4.10      --  Amendment No. 2 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of November 15, 2002,
               incorporated by reference to Exhibit 4.4 to the 2003 Form
               S-3.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.11      --  First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, made by and between
               Cal Dive International, Inc. and Fletcher International,
               Ltd., incorporated by reference to Exhibit 10.1 to the Form
               8-K.
 4.12*     --  Amended and Restated Credit Agreement among Cal
               Dive/Gunnison Business Trust No. 2001-1, Energy Resource
               Technology, Inc., Cal Dive International, Inc., Wilmington
               Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
               2002.
 4.13*     --  First Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               January 7, 2003.
 4.14*     --  Second Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               February 14, 2003.
 10.1      --  1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
 10.2      --  Employment Agreement between Owen Kratz and Company dated
               February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
               1999 (Reg. 000-22739) (the "1998 Form 10-K").
 10.3      --  Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to
               Exhibit 10.6 of the 1998 Form 10-K.
 10.4      --  Employment Agreement between S. James Nelson and Company dated February 28, 1999, incorporated by reference to
               Exhibit 10.7 of the 1998 Form 10-K.
 10.5      --  Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit
               10.7 of the 2001 Form 10-K.
 10.6*     --  Employment Agreement between Johnny Edwards and Company dated October 2, 1995.
 21.1      --  Subsidiaries of registrant -- The registrant has seven subsidiaries: Energy Resource Technology, Inc.; Canyon
               Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
               Inc.; Cal Dive Offshore, Ltd.; Well Ops (U.K.) Limited; and
               Well Ops Inc.
 23.1*     --  Consent of Ernst & Young LLP.
 23.2*     --  Consent of Miller & Lents, Ltd.
 99.1*     --  Certification of Periodic Report by Chief Executive Officer.
 99.2*     --  Certification of Periodic Report by Chief Financial Officer.

---------------

* Filed herewith.