Form 10-K/A
period 2002-12-31
CAL DIVE INTERNATIONAL INC
filed 2003-04-08
CIK 866829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1

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

     This Amendment No. 1 on Form 10-K/A to Cal Dive International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003, is being filed to reflect conforming reclassifications to Subsea and Salvage Identifiable Assets within "Notes to Consolidated Financial Statements -- Business Segment Information" included in Part III, Note 14.


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

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

14.  BUSINESS SEGMENT INFORMATION (IN THOUSANDS)

     The following summarizes certain financial data by business segment:


                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues --
  Subsea and salvage.................................  $239,916   $163,740   $110,217
  Oil and gas production.............................    62,789     63,401     70,797
                                                       --------   --------   --------
       Total.........................................  $302,705   $227,141   $181,014
                                                       ========   ========   ========
Income from operations --
  Subsea and salvage.................................  $    742   $ 21,705   $  2,368
  Oil and gas production.............................    20,267     23,881     32,201
                                                       --------   --------   --------
       Total.........................................  $ 21,009   $ 45,586   $ 34,569
                                                       ========   ========   ========
Net interest (income) expense and other --
  Subsea and salvage.................................  $  1,359   $    739   $    (63)
  Oil and gas production.............................       609        551        617
                                                       --------   --------   --------
       Total.........................................  $  1,968   $  1,290   $    554
                                                       ========   ========   ========
Provision for income taxes --
  Subsea and salvage.................................  $   (793)  $  7,145   $    436
  Oil and gas production.............................     7,457      8,359     11,119
                                                       --------   --------   --------
     Total...........................................  $  6,664   $ 15,504   $ 11,555
                                                       ========   ========   ========
Identifiable assets --
  Subsea and salvage.................................  $642,579   $457,259   $301,416
  Oil and gas production.............................   224,453     37,037     46,072
                                                       --------   --------   --------
       Total.........................................  $867,032   $494,296   $347,488
                                                       ========   ========   ========
Capital expenditures --
  Subsea and salvage.................................  $ 66,297   $131,062   $ 82,697
  Oil and gas production.............................    95,469     20,199     12,427
                                                       --------   --------   --------
       Total.........................................  $161,766   $151,261   $ 95,124
                                                       ========   ========   ========
Depreciation and amortization --
  Subsea and salvage.................................  $ 27,220   $ 14,586   $ 11,621
  Oil and gas production.............................    17,535     19,947     19,109
                                                       --------   --------   --------
       Total.........................................  $ 44,755   $ 34,533   $ 30,730
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

     The following exhibits are filed as part of this Annual Report:

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
   3.1      --  Amended and Restated Articles of Incorporation of
                registrant, incorporated by reference to Exhibit 3.1 to the
                Form S-1 Registration Statement filed by registrant with the
                Securities and Exchange Commission on May 1, 1997 (Reg. No.
                333-26357) (the "Form S-1").
   3.2      --  By-Laws of registrant, incorporated by reference to Exhibit
                3.2 to the Form S-1.

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
   3.3      --  Articles of Correction, incorporated by reference to Exhibit
                3.3 to the Form S-3 Registration Statement filed by
                registrant with the Securities and Exchange Commission on
                May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
   3.4      --  Amendment to the 1997 Amended and Restated Articles of
                Incorporation of registrant, incorporated by reference to
                Exhibit 3.4 to the Form S-3.
   3.5      --  Certificate of Rights and Preferences, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
                Commission on January 22, 2003 (the "Form 8-K").
   4.1      --  Second Amended and Restated Loan and Security Agreement by
                and among Fleet Capital Corporation, Southwest Bank of
                Texas, N.A. and Whitney National Bank, as Lenders, and Cal
                Dive International, Inc., Energy Resource Technology, Inc.,
                Aquatica, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated February 22, 2002, incorporated by reference to
                Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed by the
                registrant with the Securities and Exchange Commission on
                March 28, 2002 (the "2001 Form 10-K").
   4.2*     --  First Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc., Aquatica, Inc. and Canyon Offshore, Inc.,
                as Borrowers, dated August 9, 2002.
   4.3*     --  Second Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated August 30, 2002.
   4.4      --  Third Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated October 24, 2002, incorporated by reference to Exhibit
                4.1 to the Form S-3 Registration Statement filed by the
                registrant with the Securities and Exchange Commission on
                February 26, 2003 (Reg. 333-103451) (the "2003 Form S-3").
   4.5*     --  Fourth Amendment to Second Amended and Restated Loan and
                Security Agreement by and among Fleet Capital Corporation,
                Southwest Bank of Texas, N.A. and Whitney National Bank, as
                Lenders, and Cal Dive International, Inc., Energy Resource
                Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
                dated February 14, 2003.
   4.6      --  Participation Agreement among ERT, Cal Dive International,
                Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
                One, N.A., et. al., dated as of November 8, 2001,
                incorporated by reference to Exhibit 4.2 to the 2001 Form
                10-K.
   4.7      --  Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
   4.8      --  Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
                Incorporated, Citibank N.A. and Citibank International LLC
                dated as of August 16, 2000, incorporated by reference to
                Exhibit 4.4 to the 2001 Form 10-K.
   4.9*     --  Amendment No. 1 to Credit Agreement among Cal Dive I-Title
                XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
                International LLC dated as of January 25, 2002.
  4.10      --  Amendment No. 2 to Credit Agreement among Cal Dive I-Title
                XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
                International LLC dated as of November 15, 2002,
                incorporated by reference to Exhibit 4.4 to the 2003 Form
                S-3.
  4.11      --  First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal
                Dive International, Inc. and Fletcher International, Ltd.,
                incorporated by reference to Exhibit 10.1 to the Form 8-K.
  4.12*     --  Amended and Restated Credit Agreement among Cal
                Dive/Gunnison Business Trust No. 2001-1, Energy Resource
                Technology, Inc., Cal Dive International, Inc., Wilmington
                Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
                2002.

EXHIBITS
 NUMBER                                 DESCRIPTION
--------                                -----------
  4.13*     --  First Amendment to Amended and Restated Credit Agreement
                among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
                Resource Technology, Inc., Cal Dive International, Inc.,
                Wilmington Trust Company, a Delaware banking corporation,
                the Lenders party thereto, and Bank One, NA, as Agent, dated
                January 7, 2003.
  4.14*     --  Second Amendment to Amended and Restated Credit Agreement
                among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
                Resource Technology, Inc., Cal Dive International, Inc.,
                Wilmington Trust Company, a Delaware banking corporation,
                the Lenders party thereto, and Bank One, NA, as Agent, dated
                February 14, 2003.
  10.1      --  1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
  10.2      --  Employment Agreement between Owen Kratz and Company dated
                February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
                1999 (Reg. 000-22739) (the "1998 Form 10-K").
  10.3      --  Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to
                Exhibit 10.6 of the 1998 Form 10-K.
  10.4      --  Employment Agreement between S. James Nelson and Company dated February 28, 1999, incorporated by reference to
                Exhibit 10.7 of the 1998 Form 10-K.
  10.5      --  Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit
                10.7 of the 2001 Form 10-K.
  10.6*     --  Employment Agreement between Johnny Edwards and Company dated October 2, 1995.
  21.1      --  Subsidiaries of registrant -- The registrant has seven subsidiaries: Energy Resource Technology, Inc.; Canyon
                Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
                Inc.; Cal Dive Offshore, Ltd.; Well Ops (U.K.) Limited; and
                Well Ops Inc.
  23.1*     --  Consent of Ernst & Young LLP.
  23.2*     --  Consent of Miller & Lents, Ltd.
  23.3*     --  Consent of Ernst & Young LLP.
  99.1*     --  Certification of Periodic Report by Chief Executive Officer
  99.2*     --  Certification of Periodic Report by Chief Financial Officer


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


                                          April 8, 2003


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


                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                  /s/ OWEN KRATZ                     Chairman, Chief Executive Officer    April 8, 2003
 ------------------------------------------------              and Director
                    Owen Kratz                         (principal executive officer)


               /s/ MARTIN R. FERRON                 President, Chief Operating Officer    April 8, 2003
 ------------------------------------------------              and Director
                 Martin R. Ferron


               /s/ S. JAMES NELSON                      Vice Chairman and Director        April 8, 2003
 ------------------------------------------------
                 S. James Nelson


               /s/ A. WADE PURSELL                         Senior Vice President          April 8, 2003
 ------------------------------------------------       and Chief Financial Officer
                 A. Wade Pursell                         (principal financial and
                                                            accounting officer)


               /s/ GORDON F. AHALT                               Director                 April 8, 2003
 ------------------------------------------------
                 Gordon F. Ahalt


           /s/ BERNARD J. DUROC-DANNER                           Director                 April 8, 2003
 ------------------------------------------------
             Bernard J. Duroc-Danner


             /s/ WILLIAM L. TRANSIER                             Director                 April 8, 2003
 ------------------------------------------------
               William L. Transier


                /s/ JOHN V. LOVOI                                Director                 April 8, 2003
 ------------------------------------------------
                  John V. Lovoi


               /s/ ANTHONY TRIPODO                               Director                 April 8, 2003
 ------------------------------------------------
                 Anthony Tripodo

                                 CERTIFICATIONS

     I, Owen Kratz, the Principal Executive Officer of Cal Dive International, Inc., certify that:


     1. I have reviewed this annual report on Form 10-K/A of Cal Dive International, Inc.;


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


Date: April 8, 2003

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


     1. I have reviewed this annual report on Form 10-K/A of Cal Dive International, Inc.;


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


Date: April 8, 2003

                                                  /s/ A. WADE PURSELL
                                          --------------------------------------
                                                     A. Wade Pursell
                                                Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1*     --  Amended and Restated Articles of Incorporation of
               registrant, incorporated by reference to Exhibit 3.1 to the
               Form S-1 Registration Statement filed by registrant with the
               Securities and Exchange Commission on May 1, 1997 (Reg. No.
               333-26357) (the "Form S-1").
  3.2      --  By-Laws of registrant, incorporated by reference to Exhibit
               3.2 to the Form S-1.
  3.3      --  Articles of Correction, incorporated by reference to Exhibit
               3.3 to the Form S-3 Registration Statement filed by
               registrant with the Securities and Exchange Commission on
               May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
  3.4      --  Amendment to the 1997 Amended and Restated Articles of
               Incorporation of registrant, incorporated by reference to
               Exhibit 3.4 to the Form S-3.
  3.5      --  Certificate of Rights and Preferences, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on January 22, 2003 (the "Form 8-K").
  4.1      --  Second Amended and Restated Loan and Security Agreement by
               and among Fleet Capital Corporation, Southwest Bank of
               Texas, N.A. and Whitney National Bank, as Lenders, and Cal
               Dive International, Inc., Energy Resource Technology, Inc.,
               Aquatica, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated February 22, 2002, incorporated by reference to
               Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed by the
               registrant with the Securities and Exchange Commission on
               March 28, 2002 (the "2001 Form 10-K").
  4.2*     --  First Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc., Aquatica, Inc. and Canyon Offshore, Inc.,
               as Borrowers, dated August 9, 2002.
  4.3*     --  Second Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated August 30, 2002.
  4.4      --  Third Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated October 24, 2002, incorporated by reference to Exhibit
               4.1 to the Form S-3 Registration Statement filed by the
               registrant with the Securities and Exchange Commission on
               February 26, 2003 (Reg. 333-103451) (the "2003 Form S-3").
  4.5*     --  Fourth Amendment to Second Amended and Restated Loan and
               Security Agreement by and among Fleet Capital Corporation,
               Southwest Bank of Texas, N.A. and Whitney National Bank, as
               Lenders, and Cal Dive International, Inc., Energy Resource
               Technology, Inc. and Canyon Offshore, Inc., as Borrowers,
               dated February 14, 2003.
  4.6      --  Participation Agreement among ERT, Cal Dive International,
               Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
               One, N.A., et. al., dated as of November 8, 2001,
               incorporated by reference to Exhibit 4.2 to the 2001 Form
               10-K.
  4.7      --  Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
  4.8      --  Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
               Incorporated, Citibank N.A. and Citibank International LLC
               dated as of August 16, 2000, incorporated by reference to
               Exhibit 4.4 to the 2001 Form 10-K.
  4.9*     --  Amendment No. 1 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of January 25, 2002.
 4.10      --  Amendment No. 2 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of November 15, 2002,
               incorporated by reference to Exhibit 4.4 to the 2003 Form
               S-3.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.11      --  First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, made by and between
               Cal Dive International, Inc. and Fletcher International,
               Ltd., incorporated by reference to Exhibit 10.1 to the Form
               8-K.
 4.12*     --  Amended and Restated Credit Agreement among Cal
               Dive/Gunnison Business Trust No. 2001-1, Energy Resource
               Technology, Inc., Cal Dive International, Inc., Wilmington
               Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
               2002.
 4.13*     --  First Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               January 7, 2003.
 4.14*     --  Second Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               February 14, 2003.
 10.1      --  1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
 10.2      --  Employment Agreement between Owen Kratz and Company dated
               February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
               1999 (Reg. 000-22739) (the "1998 Form 10-K").
 10.3      --  Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to
               Exhibit 10.6 of the 1998 Form 10-K.
 10.4      --  Employment Agreement between S. James Nelson and Company dated February 28, 1999, incorporated by reference to
               Exhibit 10.7 of the 1998 Form 10-K.
 10.5      --  Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit
               10.7 of the 2001 Form 10-K.
 10.6*     --  Employment Agreement between Johnny Edwards and Company dated October 2, 1995.
 21.1      --  Subsidiaries of registrant -- The registrant has seven subsidiaries: Energy Resource Technology, Inc.; Canyon
               Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
               Inc.; Cal Dive Offshore, Ltd.; Well Ops (U.K.) Limited; and
               Well Ops Inc.
 23.1*     --  Consent of Ernst & Young LLP.
 23.2*     --  Consent of Miller & Lents, Ltd.
 23.3*     --  Consent of Ernst & Young LLP.
 99.1*     --  Certification of Periodic Report by Chief Executive Officer.
 99.2*     --  Certification of Periodic Report by Chief Financial Officer.


---------------

* Filed herewith.