Form 10-Q
period 2003-03-31
CAL DIVE INTERNATIONAL INC
filed 2003-05-15
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X)      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended March 31, 2003

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

                                   ----------

       Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]         No [ ]

       At May 13, 2003 there were 37,629,052 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


                                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheets -

                  March 31, 2003 and December 31, 2002.......................................................................... 1

         Consolidated Statements of Operations -

                  Three Months Ended March 31, 2003 and March 31, 2002.......................................................... 2

         Consolidated Statements of Cash Flows -

                  Three Months Ended March 31, 2003 and March 31, 2002.......................................................... 3

         Notes to Consolidated Financial Statements............................................................................. 4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 12

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................................................... 18

         Item 4.  Controls and Procedures...................................................................................... 19

Part II: Other Information

         Item 1.  Legal Proceedings............................................................................................ 19

         Item 6.  Exhibits and Reports on Form 8-K............................................................................. 19

         Signatures............................................................................................................ 20

                          PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               March 31,         Dec. 31,
                                                                 2003              2002
                                                             ------------      ------------
                       ASSETS
CURRENT ASSETS:
       Restricted cash                                       $      2,432      $      2,506
       Accounts receivable --
            Trade, net of revenue allowance on gross
                 amounts billed of $6,623 and $7,156               59,153            52,808
            Unbilled                                               30,700            22,610
       Other current assets                                        39,646            38,195
                                                             ------------      ------------
                   Total current assets                           131,931           116,119
                                                             ------------      ------------

PROPERTY AND EQUIPMENT                                            715,437           726,878
       Less - Accumulated depreciation                           (136,931)         (130,527)
                                                             ------------      ------------
                                                                  578,506           596,351
                                                             ------------      ------------
OTHER ASSETS:
       Goodwill                                                    79,069            79,758
       Investment in Deepwater Gateway LLC                         33,830            32,688
       Other assets, net                                           15,788            11,094
                                                             ------------      ------------
                                                             $    839,124      $    836,010
                                                             ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                      $     62,554      $     62,798
       Accrued liabilities                                         35,812            34,790
       Current maturities of long-term debt                         4,291             4,201
                                                             ------------      ------------
            Total current liabilities                             102,657           101,789
LONG-TERM DEBT                                                    214,934           223,576
DEFERRED INCOME TAXES                                              77,352            71,208
DECOMMISSIONING LIABILITIES                                        66,595            92,420
OTHER LONG-TERM LIABILITIES                                         1,990             1,972
                                                             ------------      ------------
            Total Liabilities                                     463,528           490,965
REDEEMABLE STOCK IN SUBSIDIARY                                      7,528             7,528
CONVERTIBLE PREFERRED STOCK                                        24,213                 0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
       Common stock, no par, 120,000 shares
            authorized, 51,231 and 51,060 shares issued
            and outstanding                                       198,227           195,405
       Retained earnings                                          151,985           145,947
       Treasury stock, 13,602 and 13,602 shares, at cost           (3,741)           (3,741)
       Accumulated other comprehensive loss                        (2,616)              (94)
                                                             ------------      ------------
            Total shareholders' equity                            343,855           337,517
                                                             ------------      ------------
                                                             $    839,124      $    836,010
                                                             ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                        2003             2002
                                                                    ------------     ------------
NET REVENUES:
       Marine contracting                                           $     54,229     $     44,370
       Oil and gas production                                             34,671            9,558
                                                                    ------------     ------------
                                                                          88,900           53,928

COST OF SALES:
       Marine contracting                                                 54,243           37,690
       Oil and gas production                                             15,461            5,120
                                                                    ------------     ------------
GROSS PROFIT                                                              19,196           11,118

       Selling and administrative expenses                                 8,953            6,306
                                                                    ------------     ------------

INCOME FROM OPERATIONS                                                    10,243            4,812

OTHER (INCOME) EXPENSE:
       Interest expense, net                                                 713               25
       Other expense, net                                                    388              171
                                                                    ------------     ------------

INCOME BEFORE INCOME TAXES                                                 9,142            4,616
       Provision for income taxes                                          3,291            1,615
                                                                    ------------     ------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                               5,851            3,001
       Cumulative effect of change in accounting principle, net              530                0
                                                                    ------------     ------------

NET INCOME                                                                 6,381            3,001
       Preferred stock dividends and accretion                               343                0
                                                                    ------------     ------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                        $      6,038     $      3,001
                                                                    ============     ============

NET INCOME PER COMMON SHARE:
Basic:
       Net income before change in accounting principle             $       0.15     $       0.09
       Cumulative effect of change in accounting principle                  0.01             0.00
                                                                    ------------     ------------
       Net income applicable to common shareholders                 $       0.16     $       0.09
                                                                    ============     ============

Diluted:
       Net income before change in accounting principle             $       0.15     $       0.09
       Cumulative effect of change in accounting principle                  0.01             0.00
                                                                    ------------     ------------
       Net income applicable to common shareholders                 $       0.16     $       0.09
                                                                    ============     ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                                              37,553           32,648
       Diluted                                                            37,601           32,932
                                                                    ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                           ------------------------------
                                                                               2003              2002
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $      6,381      $      3,001
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities --
            Cumulative effect of change in accounting principle                    (530)                0
            Depreciation and amortization                                        16,028             6,313
            Deferred income taxes                                                 3,576             1,196
            (Gain) loss on sale of assets                                            45                 0
       Changes in operating assets and liabilities:
            Accounts receivable, net                                            (14,475)            4,329
            Other current assets                                                  1,202                68
            Accounts payable and accrued liabilities                             (1,180)          (25,312)
            Other non-current, net                                               (9,469)             (241)
                                                                           ------------      ------------
                   Net cash provided by (used in) operating activities            1,578           (10,646)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (18,804)          (35,703)
       Acquisition of businesses, net of cash acquired                                0           (49,748)
       Investment in Deepwater Gateway LLC                                       (1,142)                0
       Restricted cash                                                               74                 0
       Proceeds from sales of property                                              200                 0
                                                                           ------------      ------------
                   Net cash used in investing activities                        (19,672)          (85,451)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of convertible preferred stock, net of transaction costs             24,100                 0
       Borrowings (repayments) under MARAD loan facility                         (1,361)           14,914
       Borrowings (repayments) on line of credit                                 (9,441)           45,862
       Borrowings on term loan                                                    2,618                 0
       Repayment of capital leases                                                 (367)             (826)
       Preferred stock dividends paid                                              (231)                0
       Exercise of stock options, net                                             2,823             3,127
                                                                           ------------      ------------
                   Net cash provided by financing activities                     18,141            63,077
                                                                           ------------      ------------

       Effect of exchange rate changes on cash and cash equivalents                 (47)                0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  0           (33,020)
CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                   0            37,123
                                                                           ------------      ------------
       Balance, end of period                                              $          0      $      4,103
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH CASH FLOW INFORMATION:
       Decommissioning liabilities assumed in offshore property
            acquisitions                                                   $      1,722      $      3,346
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive, CDI or the Company) and its majority owned subsidiaries. The Company accounts for its 50% interest in Deepwater Gateway LLC using the equity method of accounting as the Company does not have voting or operational control of this entity. All significant intercompany accounts and transactions have been eliminated. These financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

         Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's balance sheet as of December 31, 2002 included herein has been derived from the audited balance sheet as of December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K/A. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K/A.

         Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

Note 2 - Accounting for Asset Retirement Obligations

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair market value on a discounted basis. Historically, the Company has reflected this liability on the balance sheet on an undiscounted basis.

         The adoption of SFAS 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no assets that are legally restricted for purposes of settling its decommissioning liabilities.

         The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below (in thousands):

                                                                          THREE MONTHS ENDED
                                                                      --------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         2003            2002
                                                                      ----------      ----------
Net income applicable to common shareholders as reported              $    6,038      $    3,001
Additional accretion and depreciation expense                                 --            (900)
Cumulative effect of accounting change                                      (530)             --
                                                                      ----------      ----------
Pro forma net income applicable to common shareholders                $    5,508      $    2,101
Pro forma net income per share applicable to common shareholders:
         Basic                                                        $     0.15      $     0.06
         Diluted                                                            0.15            0.06

         The following table describes the changes in the Company's asset retirement obligations for the first quarter of 2003 (in thousands):

Asset retirement obligation at December 31, 2002     $ 92,420
Cumulative effect adjustment                          (26,527)
                                                     --------
Asset retirement obligation at January 1, 2003         65,893
Liability incurred during the period                    1,722
Liabilities settled during the period                  (1,907)
Accretion expense                                         887
                                                     --------
Asset retirement obligation at March 31, 2003        $ 66,595
                                                     ========

         The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows (in thousands):

                                                                        2002
                                                                      --------
Pro forma amounts of liability for asset retirement obligation at
   beginning of year                                                  $ 33,473
                                                                      ========

Pro forma amounts of liability for asset retirement obligation at
   March 31                                                           $ 37,044
                                                                      ========

Note 3 - Comprehensive Income

         The components of total comprehensive income for the three months ended March 31, 2003 are as follows (in thousands):

                                                         2003
                                                       --------
Net Income .......................................     $  6,381
Cumulative translation adjustment, net ...........         (803)
Unrealized loss on commodity hedge, net ..........       (1,719)
                                                       --------

Total comprehensive income .......................     $  3,859
                                                       ========

         The components of accumulated other comprehensive loss as of March 31, 3003 are as follows (in thousands):

                                                         2003
                                                       --------
Cumulative translation adjustment, net ...........     $  1,745
Unrealized loss on commodity hedge, net ..........       (4,361)
                                                       --------

Accumulated other comprehensive loss .............     $ (2,616)
                                                       ========

Note 4 - Derivatives

         The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair market value.

         Under SFAS No. 133 there are two types of hedging activities: hedges of cash flow exposure and hedges of fair value exposure. The Company engages primarily in cash flow hedges. Hedges of cash flow exposure are entered into to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the derivative fair values that are designated as cash flow hedges are deferred to the extent that they are effective and are recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge's change in fair value is recognized immediately in earnings in oil and gas production revenues.

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

         The market value of hedging instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimates of future prices, price correlation and market volatility and liquidity. Our actual results may differ from our estimates, and these differences can be positive or negative.

         During the second half of 2002 and first quarter of 2003, the Company entered into various cash flow hedging swap contracts to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualify for hedge accounting and none extend beyond a year. The aggregate fair market value of the swaps was a liability of $6.7 million as of March 31, 2003. The Company recorded $4.4 million of unrealized loss, net of taxes of $2.3 million, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the first quarter of 2003, the Company reclassified approximately $7.5 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of contracts.

         As of March 31, 2003, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                               Instrument        Average Monthly           Weighted Average
     Production Period                            Type               Volumes                    Price
     -----------------                         ----------        ---------------           ----------------
Crude Oil:
     April - December 2003                        Swap               46 MBbl                    $26.50
     April - December 2003                        Swap               30 MBbl                    $26.82

Natural Gas:
     April - December 2003                        Swap            400,000 MMBtu                 $ 4.02
     April - December 2003                        Swap            200,000 MMBtu                 $ 4.21
     April - December 2003                        Swap            200,000 MMBtu                 $ 4.97

Note 5 - Foreign Currency

         The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $1.7 million, net of taxes of $900,000, in the first quarter of 2003 is included as accumulated other comprehensive loss, a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the quarter ended March 31, 2003 were not material to the Company's results of operations or cash flows.

         Canyon Offshore, the Company's ROV and robotics subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the quarter ended March 31, 2003 were not material to the Company's results of operations or cash flows.

Note 6 - Earnings Per Share

         The Company computes and presents earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of the basic and diluted per share amounts for the Company's were as follows (thousands, except per share):

                                                   2003          2002
                                                 --------      --------
Income before change in accounting principle     $  5,851      $  3,001
Preferred stock dividends and accretion              (343)          (--)
                                                 --------      --------

Net income applicable to common shareholders
before change in accounting principle            $  5,508      $  3,001
                                                 --------      --------

Weighted-average common shares outstanding:
         Basic                                     37,553        32,648
         Effect of dilutive stock options              48           284
                                                 --------      --------
         Diluted                                   37,601        32,932
                                                 --------      --------

Net income before change in accounting
principle per common share:
         Basic                                   $   0.15      $   0.09
         Diluted                                     0.15          0.09

         Stock options to purchase approximately 1.2 million shares for 2003 and 232,000 shares for 2002 were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 1 million shares attributable to the convertible preferred stock were excluded from the first quarter of 2003 calculation of diluted EPS as the effect was antidilutive.

Note 7 - Stock Based Compensation Plans

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. If SFAS No. 123 had been used for the accounting of these plans, the Company's pro forma net income before cumulative change in accounting principle for the three months ended March 31, 2003 and 2002 would have been $4.5 million and $1.7 million, respectively, and the Company's pro forma diluted earnings per share before cumulative change in accounting principle would have been $0.12 and $0.05, respectively. These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

         For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 4.0 percent in 2002 and 3.8 percent in 2003, and expected volatility to be 59 percent in 2002 and in 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15% discount received by the employees. The weighted average per share fair value of the options granted in the three months ended March 31, 2003 and 2002 was $12.43 and $15.42, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

Note 8 - Business Segment Information (in thousands)

         During the first quarter of 2003 the Company changed the name of its Subsea and Salvage segment to Marine Contracting. This change had no impact on amounts reported.

                                March 31, 2003      December 31, 2002
                                --------------      -----------------
Identifiable Assets --
     Marine contracting         $      620,166      $         611,557
     Oil and gas production            218,958                224,453
                                --------------      -----------------
         Total                  $      839,124      $         836,010
                                --------------      -----------------


                                    Three Months Ended March 31,
                                -------------------------------------
                                     2003                 2002
                                --------------      -----------------
Income from operations --
     Marine Contracting         $       (5,743)     $           1,466
     Oil and gas operations             15,986                  3,346
                                --------------      -----------------
         Total                  $       10,243      $           4,812
                                --------------      -----------------

         During the quarter ended March 31, 2003 the Company derived $5.6 million of its revenues from the U.K. sector utilizing $12.1 million of its total assets in this region. Additionally, $10.3 million and $4.9 million of revenues were derived from the Latin America sector during the three months ended March 31, 2003 and 2002, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 9 - Long-Term Financings

         In August 2000, the Company closed a $138.5 million long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. To date the Company has drawn $143.5 million on this facility, which approximates the maximum of qualified expenditures. The MARAD Debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2% as of March 31, 2003). For a period up to ten years from delivery of the vessel in April 2002, CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2003, the Company was in compliance with these covenants.

         The Company has a revolving credit facility which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and certain of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 4.1% as of March 31, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of March 31, 2003, the Company had drawn $43.1 million under this revolving credit facility and was in compliance with these covenants.

         In November 2001, Energy Resource Technology, Inc. (a wholly owned subsidiary, "ERT") (with a corporate guarantee by CDI) entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of June 30, 2002, the entity had drawn down $22.8 million on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.3% as of March 31, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of March 31, 2003. As of March 31, 2003 the Company has drawn down $31.9 million on the facility.

     Scheduled maturities of Long-term Debt outstanding as of March 31, 2003 were as follows (in thousands):

                                              MARAD                          Gunnison
                                               Debt          Revolver        Term Loan          Other            Total
                                            ----------      ----------      -----------      -----------      -----------
2003                                        $    2,856      $       --      $        --      $     1,435      $     4,291
2004                                             3,045                            7,000            1,142           11,187
2005                                             3,246          43,150            7,000              570           53,966
2006                                             3,461              --           17,889              272           21,622
2007                                             3,689              --               --               --            3,689
Thereafter                                     124,470              --               --               --          124,470
                                            ----------      ----------      -----------      -----------      -----------
Long-term Debt                                 140,767          43,150           31,889            3,419          219,225
Current maturities                              (2,856)            (--)             (--)          (1,435)          (4,291)
                                            ----------      ----------      -----------      -----------      -----------
Long-term debt, less current maturities     $  137,911      $   43,150      $    31,889      $     1,984      $   214,934
                                            ----------      ----------      -----------      -----------      -----------

         During the three months ended March 31, 2003 and 2002, the Company made cash payments for interest charges, net of capitalized interest, of $451,000 and $0, respectively. The Company capitalized interest totaling $930,000 and $1.4 million during the quarters ended March 31, 2003 and 2002, respectively.

Note 10 - Litigation and Claims

         The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. During 2002, the Company engaged in a large construction project, and in late September, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to the contractual stand-by rate for the vessels during their downtime. The customer is currently disputing these invoices along with certain other change orders. CDI has billed approximately $33.5 million ($11.9 million of which had not been collected as of March 31, 2003) for this project which management believes it is due under the terms of the contract. However, due to the size of the dispute, inherent uncertainties with respect to an arbitration and relationship issues with the customer, CDI provided a reserve in the fourth quarter of 2002 resulting in a loss for the Company on the project as a whole. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive had responded alleging EEX Corporation breached various provisions of the same contracts. EEX's acquisition by Newfield during the fourth quarter 2002 enabled CDI to enter meaningful settlement discussions prior to the trial date, which was set for February 2003. This resulted in a settlement including CDI making a cash payment, during the first quarter of 2003, and agreeing to provide work credits for its services over the next three years. The total value of the settlement was recorded in the Company's statement of operations for the year ended December 31, 2002. This settlement combined with the reserves on the project discussed above resulted in approximately $10 million of pre-tax charges recorded in the statement of operations in the fourth quarter of 2002.

     In 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide the Sea Sorceress to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. We were not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million (Canadian). Seacore has now made demand on Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, for one-half this amount. Because only one of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and because CDO holds substantial counterclaims against Seacore, management believes that in the event Seacore continues to seek contribution from our subsidiary, which would require another arbitration, it is anticipated that our subsidiary's exposure, if any, should be less than $500,000.

     Although the above discussed matters have the potential of significant additional liability, the Company believes that the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 11 - Canyon Offshore

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share and related tax impact will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2003, the Company purchased approximately one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $350,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This amount will be recorded as goodwill in the period paid (i.e., the second quarter of 2003).

Note 12 - Offshore Property Acquisitions

         In March 2003, ERT acquired additional interests, ranging from 45% to 84%, in four fields acquired last year, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

Note 13 - Convertible Preferred Stock

         On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stockholder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share.

         The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares. CDI paid the first quarter 2003 dividend on March 31, 2003 in cash. After the second anniversary, the holder may redeem the value of its original investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash. Under certain conditions (the Company's stock price falling below $7.35 per share and the occurrence of a restatement in the Company's earnings), the holder could redeem its investment prior to the second anniversary.

         The proceeds received from the sale of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred, and are being accreted through the statement of operations over two years. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's fully diluted earnings per share using the if converted method based on the Company's common share price at the beginning of the applicable period.

         During the first quarter of 2003, the Company filed a registration statement registering approximately 7.5 million shares of common stock relating to this transaction, the maximum potential total number shares of common stock redeemable under certain circumstances, subject to the Company's ability to redeem with cash, under the terms of the agreement. The registration statement became effective April 30, 2003.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and 2002

         Revenues. During the three months ended March 31, 2003, the Company's revenues increased 65% to $88.9 million compared to $53.9 million for the three months ended March 31, 2002. Of the overall $35.0 million increase, $25.1 million was generated by the Oil and Gas Production segment due to significantly higher oil and gas prices and increased production. The balance of the increase was due primarily to the addition of new Deepwater contracting assets, including the Q4000, the Intrepid and the Seawell (acquired in the Well Ops (U.K.) Limited transaction in July 2002). These assets contributed revenues of approximately $16.9 million during the three months ended March 31, 2003, which more than offset the $2.7 million decline in revenues from Canyon, our robotics subsidiary, due to the decline in the telecom burial market as compared to the prior year period.

         Oil and Gas Production revenue for the three months ended March 31, 2003 increased $25.1 million, or 263%, to $34.7 million from $9.6 million during the comparable prior year period. The increase was due to a 72% increase in average realized commodity prices to $4.91 per Mcfe, net of hedges in place ($5.22 per Mcf of natural gas and $28.67 per barrel of oil) from $2.86 per Mcfe ($2.55 per Mcf of natural gas and $20.44 per barrel of oil) in the prior year quarter. The 135% increase in production (6.8 Bcfe for the three months ended March 31, 2003 compared to 2.9 Bcfe in the comparable prior year period) is a result of the four significant property acquisitions completed last year.

         Gross Profit. Gross profit of $19.2 million for the first quarter of 2003 represents a 73% increase compared to the $11.1 million recorded in the comparable prior year period, with the Oil and Gas Production segment contributing all of the increase. The Marine Contracting segment recognized no gross profit for the three months ended March 31, 2003, declining $6.7 million from the prior year period. The Seawell experienced low utilization in the North Sea resulting in a loss for the first quarter of 2003 of $3.1 million. In addition, gross profit from Canyon decreased $2.5 million due to the decline in telecom burial work and to low utility (45%) of the two robotic support vessels, the Merlin in the Gulf of Mexico and the Northern Canyon in the North Sea. Offsetting these declines was a $14.8 million, or 332%, increase in Oil and Gas Production gross profit due to the increases in the average realized commodity prices and production noted above.

         Gross margins remained relatively flat at 22% in the first quarter of 2003 as compared to the prior year period as the increase in the Oil and Gas Production segment made up for the lack of contribution from Marine Contracting. Oil and Gas Production gross margins increased to 55% for the three months ended March 31, 2003 from 46% in the year ago quarter due to the aforementioned increases in average realized commodity prices.

         Selling & Administrative Expenses. Selling and administrative expenses of $9.0 million for the three months ended March 31, 2003 are $2.7 million higher than the $6.3 million incurred in the first quarter of 2002 due primarily to the addition of Well Ops (U.K.) Limited and increased bonus accruals for the ERT subsidiary resulting from the increase in Oil and Gas Production earnings. Notwithstanding the increase in dollar amounts we added two points to operating margins as these expenses were 10% of revenues in the current quarter compared to 12% of revenues in the prior year quarter.

         Net Interest. The Company reported net interest expense and other of $1.1 million for the three months ended March 31, 2003 compared to $196,000 for the three months ended March 31, 2002. The increase between periods is due primarily to the increase in our debt, as well as the lack of capitalized interest expense as the Q4000 and Intrepid were in service in the first quarter of 2003.

         Income Taxes. Income taxes increased to $3.3 million for the three months ended March 31, 2003 compared to $1.6 million in the comparable prior year period due to increased profitability. The effective rate increased to 36% in the first quarter of 2003 compared to 35% in 2002 due to provisions for foreign taxes.

         Net Income. Net income of $6.0 million for the three months ended March 31, 2003 was $3.0 million greater than the comparable period in 2002 as a result of factors described above.

         Cumulative Effect of Change in Accounting Principle. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair market value on a discounted basis. Historically, ERT has reflected this liability on the balance sheet on an undiscounted basis.

         The adoption of SFAS 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property, plant and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no assets that are legally restricted for purposes of settling its decommissioning liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     During the three years following our initial public offering in 1997, internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. As of March 31, 2003, $140.8 million was outstanding on this facility. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions. These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Additionally, increased operations coupled with depressed market conditions caused our working capital to decrease from $48.6 million at December 31, 2001 to

$14.3 million at December 31, 2002. In order to reduce this leverage, on January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) which is convertible into 833,334 shares of Cal Dive common stock at $30 per share. As of March 31, 2003 our debt to total book capitalization had declined to 37% and working capital had increased to $29.3 million.

         Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair market value.

         Under SFAS No. 133 there are two types of hedging activities: hedges of cash flow exposure and hedges of fair value exposure. The Company engages primarily in cash flow hedges. Hedges of cash flow exposure are entered into to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the derivative fair values that are designated as cash flow hedges are deferred to the extent that they are effective and are recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge's change in fair value is recognized immediately in earnings in oil and gas production revenues.

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

         The market value of hedging instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimates of future prices, price correlation and market volatility and liquidity. Our actual results may differ from our estimates, and these differences can be positive or negative.

         During the second half of 2002 and first quarter of 2003, the Company entered into various cash flow hedging swap contracts to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualify for hedge accounting and none extend beyond a year. The aggregate fair market value of the swaps was a liability of $6.7 million as of March 31, 2003. The Company recorded $4.4 million of unrealized loss, net of taxes of $2.3 million, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the first quarter of 2003, the Company reclassified approximately $7.5 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of contracts.

         Operating Activities. Net cash provided by operating activities was $1.6 million during the three months ended March 31, 2003, as compared to net cash used in operating activities of $10.6 million during the first three months of 2002. This increase was partly due to increased profitability and a $9.7 million increase in depreciation and amortization resulting from increased production levels from ERT as well as depreciation on the three DP vessels placed in service. Funding from accounts receivable collections decreased $18.8 million as receivables have grown as a result of the aforementioned increased production levels and disputed invoices on a large construction project (see Note 11 to the Consolidated Financial Statements included in this report). This was offset by a $24.1 million increase in funding from accounts payable and accrued liabilities resulting from timing of payments on certain large construction projects and continued payments for the vessels under construction in early 2002.

         Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase of DP vessels; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers, Canyon and Well Ops (UK) Limited improvements to existing vessels and the acquisition of offshore natural gas and oil properties. As a result of our anticipation of an acceleration in Deepwater demand over the next several years, we incurred $316.4 million of capital expenditures (including the acquisitions of Canyon and Well Ops (U.K.) Limited and investments in the two Deepwater developments, Gunnison and Deepwater Gateway L.L.C.) during 2002, $151.3 million during 2001 and $95.1 million during 2000.

         We incurred $18.8 million of capital expenditures during the first three months of 2003 compared to $35.7 million during the comparable prior year period. Included in the capital expenditures during the first three months of 2003 was $7.1 million for the Canyon MSA with Technip/Coflexip, $3.0 million related to an ERT offshore property acquisition (see discussion below) and wellwork, $7.2 million related to Gunnison development costs, including the spar, as well as regularly scheduled ERT well work. Included in the $35.7 million of capital expenditures in the first quarter of 2002 is $20.6 million for the construction of the Q4000 and $7.8 million relating to the Intrepid DP conversion and Eclipse upgrade.

         In March 2003, ERT acquired additional interests, ranging from 45% to 84%, in four fields purchased from Williams last year, enabling us to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million).

         In early 2002 CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $110 million (approximately $55 million of which had been incurred as of March 31, 2003). In August 2002, the Company along with El Paso, completed a non-recourse project financing for this venture, terms of which would include a minimum equity investment for CDI of approximately $33 million, all of which has been paid as of March 31, 2003 and is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management believes it is unlikely the Company will be required to pay the balloon payment.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a deepwater Gulf of Mexico project of Kerr-McGee Oil & Gas Corporation. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd.), the investors of which are CDI senior management, in exchange for an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. With the sanctioning of a commercial discovery, the Company is funding ongoing development and production costs. Cal Dive's share of such project development costs is estimated in a range of $100 million to $110 million ($70 million of which had been incurred by March 31, 2003) with over half of that for construction of the spar. See footnote 10 to the Company's Consolidated Financial Statements included herein for discussion of financing relating to the spar construction.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. During 2001 and 2002, we borrowed $59.5 million and $43.9 million ($14.9 of which was in the first quarter of 2002), respectively, under the MARAD debt bringing the total to $142.1 million at December 31, 2002. We have not drawn on this facility in 2003. The MARAD debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. We made one such payment in the first quarter of 2003 for $1.4 million. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2% as of March 31, 2003). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2003, we were in compliance with these covenants.

         The Company has a revolving credit facility which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 4.1% as of March 31, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of March 31, 2003, the Company had drawn $43.1 million (a $9.4 million reduction from December 31, 2002) under the revolving credit facility and was in compliance with these covenants.

         In November 2001, ERT entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan ("Gunnison Term Loan"). The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.3% as of March 31, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of March 31, 2003. We drew $2.6 million on this facility in the first quarter of 2003 bringing the outstanding balance on this facility to $31.9 million as of March 31, 2003.

         On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible

Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stockholder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share. The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares at Cal Dive's option. CDI paid the first quarter 2003 dividend on March 31, 2003 in cash. After the second anniversary, the holder may redeem the value of its original investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary. The proceeds received from the sale of this stock, net of transaction costs, have been classified outside of shareholders' equity on the March 31, 2003 balance sheet below total liabilities. The transaction costs have been deferred, and are being accreted through the statement of operations over two years. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's fully diluted earnings per share using the converted method based on the Company's common share price at the beginning of the applicable period. During the first quarter of 2003, the Company filed a registration statement registering approximately 7.5 million shares of common stock relating to this transaction, the maximum potential total number shares of common stock redeemable under certain circumstances, subject to the Company's ability to redeem with cash, under the terms of the agreement. The registration statement became effective April 30, 2003.

         During the first three months of 2003, we made payments of $367,000 on capital leases assumed in the Canyon acquisition. The only other financing activity during the three months ended March 31, 2003 and 2002 involved the exercise of employee stock options.

         The following table summarizes our contractual cash obligations as of March 31, 2003 and the scheduled years in which the obligation are contractually due:

                                                     Less Than
                                       Total          1 Year         1-3 Years       3-5 Years      Thereafter
                                    -----------     -----------     -----------     -----------     ----------
MARAD debt                          $   140,767     $     2,856     $     6,291     $     7,150     $  124,470
Gunnison Term Debt                       31,889              --          14,000          17,889             --
Revolving debt                           43,150              --          43,150              --             --
Gunnison development                     39,500          39,500              --                             --
Investments in Deepwater
Gateway L.L.C. (A)                           --              --              --              --             --
Operating leases                         16,528           8,237           7,421             510            360
Redeemable stock in subsidiary            7,528           2,403           5,125              --             --
Canyon capital leases and other           3,419           1,435           1,712             272             --
Canyon MSA (construction of
trencher and ROVs)                       11,000          11,000              --              --             --
                                    -----------     -----------     -----------     -----------     ----------
    Total cash obligations          $   293,781     $    65,431     $    77,699     $    25,821     $  124,830

(A) Excludes CDI guarantee of up to $22.5 million balloon payment due in 2008 on non-recourse project financing. Management believes it is unlikely the Company will be required to pay the balloon payment.

         In addition, in connection with our business strategy, we regularly evaluate acquisition opportunities (including additional vessels as well as interest in offshore natural gas and oil properties). We believe that internally-generated cash flow, borrowings under existing credit facilities and use of project financings along with other debt and equity alternatives will provide the necessary capital to meet these obligations and achieve our planned growth.

ITEM 3. Quantitative and qualitative disclosure about market risk

         The Company is currently exposed to market risk in two major areas: commodity prices and foreign currency. Because all of the Company's debt at March 31, 2003 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments. Assuming March 31, 2003 debt levels, every 100 basis points move in interest rates would result in $2.2 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

         The Company has utilized derivative financial instruments with respect to a portion of 2002 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

         As of March 31, 2003, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                               Instrument        Average Monthly           Weighted Average
     Production Period                            Type               Volumes                    Price
     -----------------                         ----------        ---------------           ----------------
Crude Oil:
     April - December 2003                        Swap               46 MBbl                    $26.50
     April - December 2003                        Swap               30 MBbl                    $26.82

Natural Gas:
     April - December 2003                        Swap            400,000 MMBtu                 $ 4.02
     April - December 2003                        Swap            200,000 MMBtu                 $ 4.21
     April - December 2003                        Swap            200,000 MMBtu                 $ 4.97

         Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease.

Foreign Currency Exchange Rates

         Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency. Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three months ended March 31, 2003 did not have a material effect on reported amounts of revenues or net income.

         Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders' equity section of our balance sheet. Approximately 19% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $1.7 million adjustment, net of taxes, to our equity account for the three months ended March 31, 2003 to reflect the net impact of the decline of the British Pound against the U.S. dollar.

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the three months ended March 31, 2003 were not material to the Company's results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Part I, Item I, Note 11 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              Exhibit 15.1 - Independent Accountants' Acknowledgment Letter

              Exhibit 99.1 - Certification of Periodic Report by Chief Executive
                             Officer

              Exhibit 99.2 - Certification of Periodic Report by Chief Financial
                             Officer

              Exhibit 99.3 - Independent Accountants' Review Report

         (b)  Reports on Form 8-K -

              Current Report on Form 8-K filed January 8, 2003 to disclose the issuance of preferred stock convertible at $30 per common share.

              Current Report on Form 8-K filed January 22, 2003 to disclose the private placement of 25,000 shares of a new Series A-1 Cumulative Convertible Preferred Stock at $1,000 per share.

              Current Report on Form 8-K filed February 18, 2003 to report the Company's 2002 fourth quarter financial results and its forecast results for the quarter ending March 31, 2003.

              Current Report on Form 8-K filed February 24, 2003 to report that the Company increased its Board of Directors by two members.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAL DIVE INTERNATIONAL, INC.




Date:    May 15, 2003                  By:
                                            ------------------------------------
                                            Owen Kratz, Chairman
                                              and Chief Executive Officer




Date:    May 15, 2003                  By:
                                            ------------------------------------
                                            A. Wade Pursell, Senior Vice
                                              President and Chief Financial
                                              Officer

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                       /s/ Owen Kratz
                                            ------------------------------------
                                                         Owen Kratz
                                            Chairman and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

                                              /s/ A. WADE PURSELL
                               -------------------------------------------------
                                                A. Wade Pursell
                               Senior Vice President and Chief Financial Officer

Exhibits.
              Exhibit 15.1 - Independent Accountants' Acknowledgment Letter

              Exhibit 99.1 - Certification of Periodic Report by Chief Executive Officer

              Exhibit 99.2 - Certification of Periodic Report by Chief Financial Officer

              Exhibit 99.3 - Independent Accountants' Review Report