Form 10-Q
period 2003-06-30
CAL DIVE INTERNATIONAL INC
filed 2003-08-14
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                  for the quarterly period ended June 30, 2003

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

       At August 13, 2003 there were 37,671,788 shares of common stock, no par value outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I.   Financial Information                                                                 Page

      Item 1.    Financial Statements

      Consolidated Balance Sheets -
             June 30, 2003 and December 31, 2002...................................................1

      Consolidated Statements of Operations -

             Three Months Ended June 30, 2003 and
                  June 30, 2002....................................................................2

             Six Months Ended June 30, 2003 and June 30, 2002......................................3

      Consolidated Statements of Cash Flows -

             Six Months Ended June 30, 2003 and
                  June 30, 2002....................................................................4

      Notes to Consolidated Financial Statements...................................................5

      Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................15

      Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................24

      Item 4.    Controls and Procedures..........................................................25

Part II:         Other Information

      Item 1.    Legal Proceedings................................................................25

      Item 6.    Exhibits and Reports on Form 8-K.................................................25

      Signatures..................................................................................26

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             June 30,       Dec. 31,
                                                               2003           2002
                                                             ---------      ---------
                       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                             $     386      $       0
       Restricted cash                                           2,432          2,506
       Accounts receivable --
            Trade, net of revenue allowance on gross
                 amounts billed of $7,799 and $7,156            81,200         65,743
            Unbilled                                             5,613          9,675
       Other current assets                                     33,066         38,195
                                                             ---------      ---------
                   Total current assets                        122,697        116,119
                                                             ---------      ---------

PROPERTY AND EQUIPMENT                                         744,007        726,878
       Less - Accumulated depreciation                        (151,107)      (130,527)
                                                             ---------      ---------
                                                               592,900        596,351
                                                             ---------      ---------
OTHER ASSETS:
       Goodwill                                                 80,425         79,758
       Investment in Deepwater Gateway LLC                      34,126         32,688
       Other assets, net                                        18,467         15,094
                                                             ---------      ---------
                                                             $ 848,615      $ 840,010
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                      $  46,963      $  62,798
       Accrued liabilities                                      41,819         34,790
       Current maturities of long-term debt                      7,782          4,201
                                                             ---------      ---------
            Total current liabilities                           96,564        101,789
LONG-TERM DEBT, net of current maturities                      215,470        223,576
DEFERRED INCOME TAXES                                           82,613         75,208
DECOMMISSIONING LIABILITIES                                     67,680         92,420
OTHER LONG-TERM LIABILITIES                                      2,007          1,972
                                                             ---------      ---------
            Total Liabilities                                  464,334        494,965
REDEEMABLE STOCK IN SUBSIDIARY                                   4,852          7,528
CONVERTIBLE PREFERRED STOCK                                     24,325              0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
       Common stock, no par, 60,000 shares
            authorized, 51,250 and 51,060 shares issued
            and outstanding                                    198,491        195,405
       Retained earnings                                       160,897        145,947
       Treasury stock, 13,602 and 13,602 shares, at cost        (3,741)        (3,741)
       Accumulated other comprehensive loss                       (543)           (94)
                                                             ---------      ---------
            Total shareholders' equity                         355,104        337,517
                                                             ---------      ---------
                                                             $ 848,615      $ 840,010
                                                             =========      =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended June 30,
                                                          ----------------------------
                                                            2003                2002
                                                          --------            --------
NET REVENUES:
       Marine contracting                                 $ 68,982            $ 59,660
       Oil and gas production                               32,857              12,645
                                                          --------            --------
                                                           101,839              72,305

COST OF SALES:
       Marine contracting                                   59,545              48,826
       Oil and gas production                               18,097               6,294
                                                          --------            --------
GROSS PROFIT                                                24,197              17,185

       Selling and administrative expenses                   8,628               6,191
                                                          --------            --------

INCOME FROM OPERATIONS                                      15,569              10,994

OTHER (INCOME) EXPENSE:
       Interest expense, net                                   824                 775
       Other, net                                              253                (880)
                                                          --------            --------

INCOME BEFORE INCOME TAXES                                  14,492              11,099
       Provision for income taxes                            5,217               3,885
                                                          --------            --------

NET INCOME                                                   9,275               7,214
       Preferred stock dividends and accretion                 363                   0
                                                          --------            --------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS              $  8,912            $  7,214
                                                          ========            ========

NET INCOME PER COMMON SHARE:
       Basic                                              $   0.24            $   0.21
       Diluted                                            $   0.24            $   0.21
                                                          ========            ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                                37,634              34,692
       Diluted                                              37,732              35,003
                                                          ========            ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Six Months Ended June 30,
                                                                          -------------------------------
                                                                             2003                 2002
                                                                          -----------           ---------
                                                                                     (unaudited)
NET REVENUES:
       Marine contracting                                                  $ 123,210            $ 104,030
       Oil and gas production                                                 67,529               22,203
                                                                           ---------            ---------
                                                                             190,739              126,233

COST OF SALES:
       Marine contracting                                                    113,788               86,516
       Oil and gas production                                                 33,558               11,414
                                                                           ---------            ---------
GROSS PROFIT                                                                  43,393               28,303

       Selling and administrative expenses                                    17,581               12,497
                                                                           ---------            ---------

INCOME FROM OPERATIONS                                                        25,812               15,806

OTHER (INCOME) EXPENSE:
       Interest expense, net                                                   1,537                  800
       Other, net                                                                641                 (709)
                                                                           ---------            ---------

INCOME BEFORE INCOME TAXES                                                    23,634               15,715
       Provision for income taxes                                              8,508                5,500
                                                                           ---------            ---------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                  15,126               10,215
       Cumulative effect of change in accounting principle, net                  530                    0
                                                                           ---------            ---------

NET INCOME                                                                    15,656               10,215
       Preferred stock dividends and accretion                                   706                    0
                                                                           ---------            ---------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                               $  14,950            $  10,215
                                                                           =========            =========

NET INCOME PER COMMON SHARE:
Basic:
       Net income before change in accounting principle                    $    0.38            $    0.30
       Cumulative effect of change in accounting principle                 $    0.01            $    0.00
                                                                           ---------            ---------
       Net income applicable to common shareholders                        $    0.39            $    0.30
                                                                           =========            =========

Diluted:
       Net income before change in accounting principle                    $    0.38            $    0.30
       Cumulative effect of change in accounting principle                 $    0.01            $    0.00
                                                                           ---------            ---------
       Net income applicable to common shareholders                        $    0.39            $    0.30
                                                                           =========            =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       Basic                                                                  37,593               33,676
       Diluted                                                                37,699               33,976
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                                -------------------------------
                                                                                  2003                  2002
                                                                                ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                               $  15,656             $  10,215
       Adjustments to reconcile net income to net cash
         provided by operating activities --
            Cumulative effect of change in accounting principle                      (530)                    0
            Depreciation and amortization                                          32,353                15,663
            Deferred income taxes                                                   8,343                 4,744
            Unrealized gain on foreign currency contract                                0                (1,065)
            (Gain) loss on sale of assets                                              45                     0
       Changes in operating assets and liabilities:
            Accounts receivable, net                                              (11,248)               (4,892)
            Other current assets                                                    1,886                (2,443)
            Accounts payable and accrued liabilities                              (13,649)                9,721
            Income taxes payable/receivable                                             0                   678
            Other non-current, net                                                 (8,572)               (1,834)
                                                                                ---------             ---------
                   Net cash provided by operating activities                       24,284                30,787
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                       (42,286)              (91,203)
       Acquisition of businesses, net of cash acquired                                  0               (49,748)
       Investment in Deepwater Gateway LLC                                         (1,438)              (12,000)
       Restricted cash                                                                 74                     0
       Proceeds from sales of property                                                200                     0
                                                                                ---------             ---------
                   Net cash used in investing activities                          (43,450)             (152,951)
                                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock, net of transaction costs                                   0                87,177
       Sale of convertible preferred stock, net of transaction costs               24,100                     0
       Borrowings (repayments) under MARAD loan facility                           (1,361)               38,917
       Borrowings (repayments) on line of credit                                   (6,197)                5,000
       Borrowings on term loan                                                      3,774                     0
       Repayment of capital leases                                                   (740)               (4,038)
       Preferred stock dividends paid                                                (481)                    0
       Redemption of stock in subsidiary                                           (2,676)                    0
       Exercise of stock options, net                                               3,088                 3,867
                                                                                ---------             ---------
                   Net cash provided by financing activities                       19,507               130,923
                                                                                ---------             ---------

       Effect of exchange rate changes on cash and cash equivalents                    45                     0

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             386                 8,759
CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                     0                34,837
                                                                                ---------             ---------
       Balance, end of period                                                   $     386             $  43,596
                                                                                =========             =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH CASH FLOW INFORMATION:
       Decommissioning liabilities assumed in offshore property
            acquisitions                                                        $   1,722             $  12,589
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying financial statements include the accounts of Cal Dive International, Inc. (Cal Dive, CDI or the Company) and its majority owned subsidiaries. The Company accounts for its 50% interest in Deepwater Gateway LLC using the equity method of accounting as the Company does not have voting or operational control of this entity. All material intercompany accounts and transactions have been eliminated. These financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

         Management has reflected all adjustments (which were normal recurring adjustments) which it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's balance sheet as of December 31, 2002 included herein has been derived from the audited balance sheet as of December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K/A. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K/A.

         Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.


Note 2 - Accounting for Asset Retirement Obligations

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. Prior to January 1, 2003, the Company reflected this liability on the balance sheet on an undiscounted basis.

         The adoption of SFAS 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no material assets that are legally restricted for purposes of settling its decommissioning liabilities.

         The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below (in thousands):

                                                                Three Months Ended                    Six Months Ended
                                                          ----------------------------         -----------------------------
                                                            June 30,          June 30,           June 30,          June 30,
                                                             2003              2002               2003               2002
                                                          ----------        ----------         ----------         ----------
Net income applicable to common shareholders
 as reported .....................................        $    8,912        $    7,214         $   14,950         $   10,215
Additional accretion and depreciation expense.....                --              (941)                --             (1,841)
Cumulative effect of accounting change ...........                --               (--)              (530)                --
                                                          ----------        ----------         ----------         ----------
Pro forma net income applicable to common
 shareholders ....................................        $    8,912        $    6,273         $   14,420         $    8,374
Pro forma net income per share applicable to
 common shareholders
         Basic ...................................        $     0.24        $     0.18         $     0.38         $     0.25
         Diluted .................................              0.24              0.18               0.38               0.25
Net income per share applicable to common
  shareholders as reported
         Basic ...................................        $     0.24        $     0.21         $     0.38         $     0.30
         Diluted .................................              0.24              0.21               0.38               0.30

         The following table describes the changes in the Company's asset retirement obligations for the first six months of 2003 (in thousands):

Asset retirement obligation at December 31, 2002 ......        $ 92,420
Cumulative effect adjustment ..........................         (26,527)
                                                               --------
Asset retirement obligation at January 1, 2003 ........          65,893
Liability incurred during the period ..................           2,957
Liabilities settled during the period .................          (2,930)
Accretion expense .....................................           1,760
                                                               --------
Asset retirement obligation at June 30, 2003 ..........        $ 67,680
                                                               ========

         The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows (in thousands):

                                                                                  2002
                                                                              -------------
Pro forma amounts of liability for asset retirement obligation at
   beginning of year                                                          $      33,473
                                                                              =============

Pro forma amounts of liability for asset retirement obligation at
   June 30                                                                    $      40,046
                                                                              =============

         During the second quarter of 2003, the Company completed purchase price allocations relating to ERT's August 2002 acquisitions of Shell Exploration & Production Company's interest in South Marsh Island 130 (SMI 130), as well as Amerada Hess' interest in SMI 130 and six other fields, and a June 2002 acquisition of a package of properties from Williams Exploration and Production. The allocations were based on settlement agreements as well as additional information obtained relating to certain asset retirement obligation estimates. The result was a net decrease of $1.6 million in property and equipment.

Note 3 - New Accounting Pronouncements

         In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), was issued. FIN No. 46 requires companies that control another entity through interest other than voting interests to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003. The Company is currently evaluating the impact the adoption of SFAS No. 150 will have on its consolidated financial statements.

Note 4 - Comprehensive Income

         The components of total comprehensive income for the three and six months ended June 30, 2003, respectively are as follows (in thousands):

                                                      Three            Six
                                                      Months           Months
                                                     --------         --------
Net Income ..................................        $  9,275         $ 15,656
Cumulative translation adjustment, net ......           2,150            1,347
Unrealized loss on commodity hedge, net .....             (77)          (1,796)
                                                     --------         --------

Total comprehensive income ..................        $ 11,348         $ 15,207
                                                     ========         ========

         The components of accumulated other comprehensive loss as of June 30, 2003 are as follows (in thousands):

                                                       2003
                                                     -------
Cumulative translation adjustment, net ......        $ 3,895
Unrealized loss on commodity hedge, net .....         (4,438)
                                                     -------

Accumulated other comprehensive loss ........        $  (543)
                                                     =======

Note 5 - Derivatives

         The Company's price risk management activities involve the use of derivative financial instruments. The Company uses derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps or collars and are entered into with major financial institutions or commodities trading institutions. These derivative financial instruments are intended to reduce the Company's exposure to declines in the market prices of natural gas and crude oil that the Company produces and sells and to manage cash flow in support of the Company's annual capital expenditure budget. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair market value.

         Under SFAS No. 133 there are two types of hedging activities: hedges of cash flow exposure and hedges of fair value exposure. The Company engages primarily in cash flow hedges. Hedges of cash flow exposure are entered into to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the derivative fair values that are designated as cash flow hedges are deferred to the extent they are effective and are recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge's change in fair value is recognized immediately in earnings in oil and gas production revenues.

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

         The fair value of hedging instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimates of future prices, price correlation and market volatility and liquidity. Our actual results may differ from our estimates, and these differences can be positive or negative.

         During the second half of 2002 and first six months of 2003, the Company entered into various cash flow hedging swap contracts and a costless collar contract to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualify for hedge accounting and none extend beyond a year. The aggregate fair value of the swaps was a liability of $6.8 million as of June 30, 2003. The Company recorded $4.4 million of unrealized loss, net of taxes of $2.4 million, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the second quarter of 2003, the Company reclassified approximately $3.2 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of such contracts.

         As of June 30, 2003, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

                                               Instrument        Average Monthly         Weighted Average
           Production Period                      Type               Volumes                  Price
           -----------------                   ----------        ---------------         ----------------
Crude Oil:
     July - December 2003                         Swap               46 MBbl                    $26.50
     July - December 2003                         Swap               30 MBbl                    $26.82
     January-June 2004                            Swap               47 MBbl                    $26.11

Natural Gas:
     July - December 2003                         Swap            400,000 MMBtu                  $4.02
     July - December 2003                         Swap            200,000 MMBtu                  $4.21
     July - December 2003                         Swap            200,000 MMBtu                  $4.97
     January-June 2004                           Collar           483,000 MMBtu            $5.00-$6.60

         In July 2003, the Company entered into additional swap contracts to hedge oil production of 15 MBbls per month for January through June 2004 at $26.90 per barrel and 20 MBbls per month for July through August 2004 at $26.00 per barrel.

Note 6 - Foreign Currency

         The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $2.2 million, net of taxes of $1.2 million, in the second quarter of 2003 is included as accumulated other comprehensive loss, a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the quarter ended June 30, 2003 were not material to the Company's results of operations or cash flows.

         Canyon Offshore, the Company's ROV and robotics subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the quarter ended June 30, 2003 were not material to the Company's results of operations or cash flows.


Note 7 - Earnings Per Share

         The Company computes and presents earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of the basic and diluted per share amounts for the Company's were as follows (in thousands, except per share):

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                          June 30,
                                                               -------------------------         -------------------------
                                                                 2003             2002             2003             2002
                                                               --------         --------         --------         --------
Income before change in accounting principle ..........        $  9,275         $  7,214         $ 15,126         $ 10,215
Preferred stock dividends and accretion ...............            (363)             (--)            (706)             (--)
                                                               --------         --------         --------         --------

Net income applicable to common shareholders
before change in accounting principle .................        $  8,912         $  7,214         $ 14,420         $ 10,215
                                                               --------         --------         --------         --------

Weighted-average common shares outstanding:
         Basic ........................................          37,634           34,692           37,593           33,676
         Effect of dilutive stock options .............              98              311              106              300
                                                               --------         --------         --------         --------
         Diluted ......................................          37,732           35,003           37,699           33,976
                                                               --------         --------         --------         --------

Net income before change in accounting principle
per common share:
         Basic ........................................        $   0.24         $   0.21         $   0.38         $   0.30
         Diluted ......................................            0.24             0.21             0.38             0.30

         Stock options to purchase approximately 1.1 million shares for the three month and six months ended June 30, 2003 and 80,000 and 200,000 shares for the three months and six months ended June 30, 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 1.4 million and 1.1 million shares attributable to the convertible preferred stock were excluded from the three months and six months ended June 30, 2003, calculation of diluted EPS, respectively, as the effect was antidilutive.

Note 8 - Stock Based Compensation Plans

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following table reflects the Company's pro forma results if SFAS No. 123 had been used for the accounting for these plans (in thousands):

                                                                   Three Months Ended                   Six Months Ended
                                                                          June 30,                            June 30,
                                                               ----------------------------        ----------------------------
                                                                  2003              2002              2003              2002
                                                               ----------        ----------        ----------        ----------
Pro forma income before cumulative change in
accounting principle ..................................        $    8,092        $    6,073        $   12,549        $    7,769

Pro forma earnings per share before cumulative
change in accounting principle:
         Basic ........................................        $     0.22        $     0.18        $     0.33        $     0.23
         Diluted ......................................              0.21              0.18              0.33              0.23

           These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

         For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 4.0 percent in 2002 and 3.8 percent in 2003, and expected volatility to be 59 percent in 2002 and in 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted in 2003 and 2002 was $12.63 and $15.42, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

Note 9 - Business Segment Information (in thousands)

         During the first quarter of 2003 the Company changed the name of its Subsea and Salvage segment to Marine Contracting. This change had no impact on amounts reported.

                                         JUNE 30, 2003   DECEMBER 31, 2002
                                         -------------   -----------------
Identifiable Assets --
     Marine contracting ...........        $635,036        $615,557
     Oil and gas production .......         213,579         224,453
                                           --------        --------
         Total ....................        $848,615        $840,010
                                           --------        --------


                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                    ----------------------------            -----------------------------
                                                      2003                2002                2003                 2002
                                                    --------            --------            --------             --------
Income (loss) from operations--
     Marine Contracting ................            $  3,985            $  6,052            $ (1,759)            $  7,518
     Oil and gas operations ............              11,584               4,942              27,571                8,288
                                                    --------            --------            --------             --------
         Total .........................            $ 15,569            $ 10,994            $ 25,812             $ 15,806
                                                    --------            --------            --------             --------

         During the quarter ended June 30, 2003 the Company derived $16.2 million of its revenues from the U.K. sector utilizing $111.6 million of its total assets in this region. Additionally, $22.8 million and $17.5 million of revenues were derived from the Latin America sector during the three months ended June 30, 2003 and 2002, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 10 - Long-Term Financings

         In August 2000, the Company closed a $138.5 million long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. The MARAD Debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.5% as of June 30, 2003). For a period up to ten years from delivery of the vessel in April 2002, CDI has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2003, the Company was in compliance with these covenants.

         The Company has a revolving credit facility which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and certain of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 3.8% as of June 30, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of June 30, 2003, the Company had drawn $46.4 million under this revolving credit facility and was in compliance with these covenants.

         In November 2001, Energy Resource Technology, Inc. (a wholly owned subsidiary, "ERT") (with a corporate guarantee by CDI) entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of June 30, 2002, the entity had drawn down $22.8 million on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.0% as of June 30, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of June 30, 2003. As of June 30, 2003 the Company has drawn down $33.0 million on the facility.

     Scheduled maturities of Long-term Debt outstanding as of June 30, 2003 were as follows (in thousands):

                                                 MARAD                             Gunnison
                                                 Debt            Revolver          Term Loan           Other             Total
                                               ---------         ---------         ---------         ---------         ---------
Less than one year                             $   2,856         $      --         $   3,500         $   1,426         $   7,782
One to two years                                   3,045            46,394             7,000               967            57,406
Two to Three years                                 3,246                               7,000               554            10,800
Three to four years                                3,461                --            15,544               100            19,105
Four to five years                                 3,689                --                --                --             3,689
Over five years                                  124,470                --                --                --           124,470
                                               ---------         ---------         ---------         ---------         ---------

Long-term Debt                                   140,767            46,394            33,044             3,047           223,252
Current maturities                                (2,856)              (--)           (3,500)           (1,426)           (7,782)
                                               ---------         ---------         ---------         ---------         ---------
Long-term debt, less current maturities        $ 137,911         $  46,394         $  29,544         $   1,621         $ 215,470
                                               ---------         ---------         ---------         ---------         ---------

         During the three months ended June 30, 2003 and 2002, the Company made no cash payments for interest charges, net of capitalized interest. The Company capitalized interest totaling $1.9 million and $2.2 million during the six months ended June 30, 2003 and 2002, respectively.

Note 11 - Litigation and Claims

         The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. During 2002, the Company engaged in a large construction project, and in late September, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to the contractual stand-by rate for the vessels during their downtime. The customer is currently disputing these invoices along with certain other change orders. CDI has billed approximately $34.0 million ($11.9 million of which had not been collected as of June 30, 2003) for this project which management believes it is due under the terms of the contract. However, due to the size of the dispute and inherent uncertainties with respect to an arbitration, CDI provided a reserve in the fourth quarter of 2002 resulting in a loss for the Company on the project as a whole. In another lengthy commercial dispute, EEX Corporation sued Cal Dive and others alleging breach of fiduciary duty by a former EEX employee and damages resulting from certain construction and property acquisition agreements. Cal Dive had responded alleging EEX Corporation breached various provisions of the same contracts. EEX's acquisition by Newfield during the fourth quarter 2002 enabled CDI to enter meaningful settlement discussions prior to the trial date, which was set for February 2003. This resulted in a settlement including CDI making a cash payment, during the first quarter of 2003, and agreeing to provide work credits for its services over the next three years. The total value of the settlement was recorded in the Company's statement of operations for the year ended December 31, 2002. This settlement combined with the reserves on the project discussed above resulted in approximately $10 million of pre-tax charges recorded in the statement of operations in the fourth quarter of 2002.

     In 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide the Sea Sorceress to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. We were not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million (Canadian). Seacore has initiated an arbitration proceeding against Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, seeking contribution. Because only one of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and because CDO holds substantial counterclaims against Seacore, it is anticipated that our subsidiary's exposure, if any, should be less than $500,000.

     Although the above discussed matters have the potential of significant additional liability, the Company believes that the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.


Note 12 - Canyon Offshore

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share and related tax impact will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2003, the Company purchased approximately one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $400,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This amount was recorded as goodwill in the period paid (i.e., the second quarter of 2003).

Note 13 - Offshore Property Acquisitions

         In March 2003, ERT acquired additional interests from Exxon/Mobil ranging from 45% to 84%, in four fields acquired last year, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

Note 14 - Convertible Preferred Stock

         On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stockholder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing market price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share.

         The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares. CDI paid the first and second quarter 2003 dividends on the last day of the respective quarters in cash. After the second anniversary, the holder may redeem the value of its original investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash. Under certain conditions (the Company's stock price falling below $7.35 per share and the occurrence of a restatement in the Company's earnings), the holder could redeem its investment prior to the second anniversary.

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

Note 15 - Subsequent Event - Canyon Refinancing

         In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary - "COL") (with a parent guarantee from Cal Dive) completed a capital lease with Bank of America, Inc. ("B of A") refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay B of A sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction will be accounted for as a capital lease under SFAS. No. 13 with the present value of the lease obligation (and corresponding asset) being reflected on the Company's consolidated balance sheet during the third quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward looking statements" under applicable law. Forward looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, offshore weather conditions, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material change. For a complete discussion of risk factors, we direct your attention to our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K/A for the year ending December 31, 2002 except for the adoption of SFAS 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

         SFAS 143, addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. Historically, ERT has reflected this liability on the balance sheet on an undiscounted basis.

         The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property, plant and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no material assets that are legally restricted for purposes of settling its decommissioning liabilities.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002

         Revenues. During the three months ended June 30, 2003, the Company's revenues increased 41% to $101.8 million compared to $72.3 million for the three months ended June 30, 2002. Of the overall $29.5 million increase, $20.2 million was generated by the Oil and Gas Production segment due to higher oil and gas prices and increased production. The balance of the increase was due primarily to the addition of the MSV Seawell and related Well Ops (U.K.) Limited business unit in July 2002 ($13.3 million). Lower utilization of the 11 vessels dedicated to the Outer Continental Shelf ("OCS") (55% for the three months ended June 30, 2003 versus 66% in the year ago quarter) resulted in a 21% decline in revenues contributed by these vessels.

         Oil and Gas Production revenue for the three months ended June 30, 2003 increased $20.2 million, or 160%, to $32.9 million from $12.6 million during the comparable prior year period. The average realized natural gas price of $5.02 per Mcf, net of hedges in place, during the second quarter of 2003 was 50% higher than the $3.34 per Mcf realized in the comparable prior year quarter. Increasing oil prices had less of an impact on revenues as they increased only 6% to $26.64 per barrel, net of hedges in place, during the three months ended June 30, 2003 from $25.11 per barrel in the comparable prior year quarter. The 91% increase in production (6.7 Bcfe for the three months ended June 30, 2003 compared to 3.5 Bcfe in the second quarter of 2002) is a result of the four significant property acquisitions completed last year.

         Gross Profit. Gross profit of $24.2 million for the second quarter of 2003 represents a 41% increase compared to the $17.2 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing all of the increase. Marine Contracting gross profit declined $1.4 million, or 13%, to $9.4 million for the three months ended June 30, 2003, from $10.8 million in the prior year period. While the addition of the Seawell added $2.3 million of gross profit for the second quarter of 2003, the Q4000 worked at lower rates resulting in a decrease in gross profit of $2.0 million as compared to the comparable prior year quarter. Lower utilization and a more competitive market on the OCS, including one of our four-point vessels remaining stacked throughout the second quarter of 2003, further contributed to the decline in gross profit. Offsetting these declines was an $8.4 million, or 132%, increase in Oil and Gas Production gross profit due to the increases in the average realized commodity prices and production noted above.

         Gross margins of 24% in the second quarter of 2003 were identical to the prior year period. Marine Contracting margins dropped 4 points to 14% for the three months ended June 30, 2003 from 18% in the comparable prior year quarter due to the factors noted above. In addition, margins in the Oil and Gas Production segment declined 5 points to 45% for the three months ended June 30, 2003 from 50% in the year ago quarter due to a high level of expensed well work and a decline in oil production at the end of June 2003 due to a problem with a major trunkline owned by a third party.

         Selling & Administrative Expenses. Selling and administrative expenses of $8.6 million for the three months ended June 30, 2003 are $2.4 million higher than the $6.2 million incurred in the second quarter of 2002 due primarily to the business units acquired and higher insurance premiums. Overhead at 9% of revenues for the current quarter held steady as compared to the comparable prior year period.

         Other (Income) Expense. The Company reported other expense of $1.1 million for the three months ended June 30, 2003 compared to other income of $105,000 for the three months ended June 30, 2002. The difference between periods is due primarily to the $1.1 million gain on our foreign currency derivative associated with the acquisition of Well Ops (U.K.) Limited recorded in other income in June 2002. Net interest expense of $824,000 in the second quarter of 2003 is slightly higher than the $775,000 incurred in the three months ended June 30, 2002 due to higher debt levels.

         Income Taxes. Income taxes increased to $5.2 million for the three months ended June 30, 2003 compared to $3.9 million in the comparable prior year period due to increased profitability. The effective rate increased to 36% in the second quarter of 2003 compared to 35% in 2002 due to provisions for foreign taxes.

         Net Income. Net income of $8.9 million for the three months ended June 30, 2003 was $1.7 million greater than the comparable period in 2002 as a result of factors described above.

Comparison of Six Months Ended June 30, 2003 and 2002

         Revenues. During the six months ended June 30, 2003, revenues increased $64.5 million, or 51%, to $190.7 million compared to $126.2 million for the six months ended June 30, 2002. The Marine Contracting segment contributed $19.2 million of the increase, primarily the result of the acquisition of the Seawell ($17.0 million) as well as a full six months of work for the Q4000 and the Intrepid in 2003 as compared to three months in the prior year period as these vessels were placed in service in the second quarter of 2002.

         Oil and Gas Production revenue for the six months ended June 30, 2003 increased $45.3 million, or 204%, to $67.5 million from $22.2 million during the comparable prior year period. The increase was due to a 50% increase in our average realized commodity prices to $4.93 per Mcfe, net of hedges in place ($5.14 per Mcf of natural gas and $27.69 per barrel of oil) in the first half of 2003 from $3.28 per Mcfe ($2.99 per Mcf of natural gas and $22.74 per barrel of oil) in the six months ended June 30, 2002. Production more than doubled to 13.5 Bcfe during the first half of 2003 from 6.4 Bcfe during the comparable prior year period as a result of the property acquisitions during 2002.

         Gross Profit. Gross profit of $43.4 million for the first half of 2003 was $15.1 million, or 53%, greater than the $28.3 million gross profit recorded in the comparable prior year period due entirely to the revenue increase in Oil and Gas Production mentioned above. Oil and Gas Production gross profit increased $23.2 million from $10.8 million in the first half of 2002 to $34.0 million for the six months ended June 30, 2003, due to the increases in average realized commodity prices and production described above. Offsetting this increase was a 46% decrease in the Marine Contracting segment gross profit to $9.4 million for the six months ended June 30, 2003 from $17.5 million in the comparable prior year period. This decline is primarily due to a loss of $620,000 on the Q4000 in 2003 as compared to $2.2 million in gross profit for the first half of 2002. Canyon gross profit also declined by $3.1 million due to the decline in telecom cable burial work.

         Gross margins remained relatively flat at 23% for the six months ended June 30, 2003 and June 30, 2002. Marine Contracting margins decreased from 17% for the first half of 2002 to 8% during the first half of 2003 due mainly to the depressed markets for offshore construction in the GOM and the North Sea and increased competition in the OCS market. Oil and Gas Production gross margins increased slightly to 50% for the six months ended June 30, 2003 from 49% for the first half of 2002 due to the aforementioned increases in average realized commodity prices.

         Selling & Administrative Expenses. Selling and administrative expenses were $17.6 million in the first half of 2003, which is 41% more than the $12.5 million incurred in the first half of 2002, primarily due to the addition of business units acquired and higher insurance premiums. We added one point to operating margins as overhead expenses decreased to 9% of revenues in the first half of 2003 as compared to 10% of revenues in the comparable prior year period.

         Other (Income) Expense. The Company reported other expense of $2.2 million for the six months ended June 30, 2003 in contrast to $91,000 for the six months ended June 30, 2002. Included in other expense for the first half of 2002 is the $1.1 million gain on our foreign currency derivative, as discussed above. Net interest expense of $1.5 million for the first half of 2003 is higher than the $800,000 in the comparable prior year period as a result of our higher debt levels and the reduction of capitalized interest expense as the Q4000 and Intrepid were in service for only the second quarter of the 2002 period.

         Income Taxes. Income taxes increased to $8.5 million for the six months ended June 30, 2003, compared to $5.5 million in the comparable prior year period due to increased profitability. The effective rate increased to 36% in the first half of 2003 compared to 35% in 2002 due to provisions for foreign taxes.

         Net Income. Net income of $15.0 million for the six months ended June 30, 2003 was $4.7 million, or 46%, greater than the comparable period in 2002 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three years following our initial public offering in 1997, internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. Through June 30, 2003, we have drawn $143.5 million on this facility. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions (see further discussion below). These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Additionally, increased operations coupled with depressed market conditions caused our working capital to decrease from $48.6 million at December 31, 2001 to $14.3 million at December 31, 2002. In order to reduce this leverage, on January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) which is convertible into 833,334 shares of Cal Dive common stock at $30 per share. As of June 30, 2003 our debt to total book capitalization had declined to 37% and working capital had increased to $26.1 million.

         Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair value.

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

         The fair value of hedging instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation and market volatility and liquidity. Our actual results may differ from our estimates, and these differences can be positive or negative.

         During the second half of 2002 and first half of 2003, the Company entered into various cash flow hedging swap contracts and a costless collar to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extend beyond a year. The aggregate fair market value of the swaps was a liability of $6.8 million as of June 30, 2003. The Company recorded $4.4 million of unrealized loss, net of taxes of $2.4 million, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the second quarter of 2003, the Company reclassified approximately $3.2 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of contracts.

         Operating Activities. Net cash provided by operating activities was $24.3 million during the six months ended June 30, 2003, as compared to $30.8 million during the first six months of 2002. This decrease was primarily due to a $23.4 million decrease in funding from accounts payable and accrued liabilities due primarily to payments made for Gunnison development as well as the completion of several ERT well work programs in the first half of 2003. In addition, several vessels were under construction or in drydock at June 30, 2002 resulting in higher accruals. Funding from accounts receivable collections decreased $6.4 million as receivables have grown primarily as a result of increased ERT production levels. Offsetting these declines are an increase in profitability and a $16.7 million increase in depreciation and amortization resulting from the aforementioned increase in production levels as well as depreciation on additional DP vessels placed in service.

         Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase of DP vessels; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers, Canyon and Well Ops (U.K.) Limited; improvements to existing vessels and the acquisition of offshore natural gas and oil properties.

         We incurred $42.3 million of capital expenditures during the first six months of 2003 compared to $91.2 million during the comparable prior year period. Included in the capital expenditures during the first six months of 2003 was $13.8 million for the Canyon MSA (agreement with Technip/Coflexip to provide robotic and trenching services), $12.4 million related to Gunnison development costs, including the spar, as well as $9.1 million relating to ERT's 2003 well exploitation program. Included in the $91.2 million of capital expenditures during the first half of 2002 was $36.5 million for the construction of the Q4000 and $20.3 million relating to the Intrepid DP conversion and Eclipse upgrade.

         In March 2003, ERT acquired additional interests, ranging from 45% to 84%, in four fields acquired last year, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share and related tax impact will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2003, the Company purchased approximately one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $400,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This amount was recorded as goodwill in the period paid (i.e., the second quarter of 2003).

         In June 2002, ERT acquired a package of offshore properties from Williams Exploration and Production. ERT paid $4.9 million and assumed the pro-rata share of the abandonment obligation for the acquired interests. The blocks purchased represent an average 30% net working interest in 26 Gulf of Mexico leases.

         In early 2002, CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $110 million (approximately $86 million of which had been incurred as of June 30, 2003). In August 2002, the Company along with El Paso, completed a non-recourse project financing for this venture, terms of which would include a minimum equity investment for CDI of approximately $33 million, all of which has been paid as of June 30, 2003 and is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management believes it is unlikely the Company will be required to pay the balloon payment.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a deepwater Gulf of Mexico project of Kerr-McGee Oil & Gas Corporation. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd.), the investors of which are current or former CDI senior management, in exchange for an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. With the sanctioning of a commercial discovery, the Company is funding ongoing development and production costs. Cal Dive's share of such project development costs is estimated in a range of $100 million to $110 million ($76 million of which had been incurred by June 30, 2003) with over half of that for construction of the spar. See footnote 10 to the Company's Consolidated Financial Statements included herein for discussion of financing relating to the spar construction.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. In August 2000, we closed a $138.5 million long-term financing for construction of the Q4000. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. During 2001 and 2002, we borrowed $59.5 million and $43.9 million ($38.9 of which was in the first half of 2002), respectively, on this facility resulting in an outstanding balance of $142.1 million at December 31, 2002. We have not drawn on this facility in 2003. The MARAD debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. We made one such payment in the first quarter of 2003 for $1.4 million. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximately AAA Commercial Paper yields plus 20 basis points (approximately 1.5% as of June 30, 2003). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2003, we were in compliance with these covenants.

         The Company has a revolving credit facility which was increased from $40 million to $70 million during 2002 and the term extended for three years. This facility is collateralized by accounts receivable and most of the remaining vessel fleet, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 3.8% as of June 30, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of June 30, 2003, the Company had drawn $46.4 million (a $6.2 million reduction from December 31, 2002) under the revolving credit facility and was in compliance with these covenants.

         In November 2001, ERT entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 4.0% as of June 30, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of June 30, 2003. We drew $3.8 million on this facility in the first half of 2003.

         On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stock holder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing market price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share. The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares at Cal Dive's option. CDI paid the first and second quarter 2003 dividends on the last day of the respective quarters in cash. After the second anniversary, the holder may redeem the value of its original investments in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary. The proceeds received from the sale of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred, and are being accreted through the statement of operations over two years. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's fully diluted earnings per share under the if converted method based on the Company's common share price at the beginning of the applicable period. During the first quarter of 2003, the Company filed a registration statement registering approximately 7.5 million shares of common stock relating to this transaction, the maximum potential total number shares of common stock redeemable under certain circumstances, subject to the Company's ability to redeem with cash, under the terms of the agreement. The registration statement became effective April 30, 2003.

         In May 2002, CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Well Ops (U.K.) Limited acquisition, ERT acquisitions and to retire dept under the Company's revolving line of credit.

         During the first six months of 2003, we made payments of $740,000 on capital leases assumed in the Canyon acquisition. The only other financing activity during the six months ended June 30, 2003 and 2002 involved the exercise of employee stock options.

         In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary - "COL") (with a parent guarantee from Cal Dive) completed a capital lease with Bank of America, Inc. ("B of A") refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay B of A sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction will be accounted for as a capital lease under SFAS No. 13 with the present value of the lease obligation (and corresponding asset) being reflected on the Company's consolidated balance sheet during the third quarter of 2003.

         The following table summarizes our contractual cash obligations as of June 30, 2003 and the scheduled years in which the obligation are contractually due:

                                                       Less Than 1
                                         Total             Year        1-3 Years       3-5 Years       Thereafter
                                        --------       -----------     ---------       ----------      ----------
MARAD debt                              $140,767        $  2,856        $  6,291        $  7,150        $124,470
Gunnison Term Debt                        33,044           3,500          14,000          15,544              --
Revolving debt                            46,394              --          46,394              --              --
Gunnison development                      34,000          34,000              --              --
Investments in Deepwater Gateway
L.L.C. (A)                                    --              --              --              --              --
Operating leases                          14,119           7,597           5,725             465             332
Redeemable stock in subsidiary             4,852           2,426           2,426              --              --
Canyon capital leases and other            3,047           1,426           1,521             100              --
Canyon MSA                                 2,000           2,000              --              --              --
                                        --------        --------        --------        --------        --------
    Total cash obligations              $278,223        $ 53,805        $ 76,357        $ 23,259        $124,802
                                        ========        ========        ========        ========        ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is currently exposed to market risk in two major areas: commodity prices and foreign currency. Because all of the Company's debt at June 30, 2003 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments. Assuming June 30, 2003 debt levels, every 100 basis points move in interest rates would result in $2.2 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

         The Company has utilized derivative financial instruments with respect to a portion of 2002 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

         As of June 30, 2003, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                               Instrument        Average Monthly         Weighted Average
           Production Period                      Type               Volumes                  Price
           -----------------                   ----------        ---------------         ----------------
Crude Oil:
     July - December 2003                         Swap               46 MBbl                    $26.50
     July - December 2003                         Swap               30 MBbl                    $26.82
     January-June 2004                            Swap               47 MBbl                    $26.11

Natural Gas:
     July - December 2003                         Swap            400,000 MMBtu                  $4.02
     July - December 2003                         Swap            200,000 MMBtu                  $4.21
     July - December 2003                         Swap            200,000 MMBtu                  $4.97
     January-June 2004                           Collar           483,000 MMBtu            $5.00-$6.60

         Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

         Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency. Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three months ended June 30, 2003 did not have a material effect on reported amounts of revenues or net income.

         Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders' equity section of our balance sheet. Approximately 10% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $2.2 million adjustment, net of taxes, to our equity account for the three months ended June 30, 2003 to reflect the net impact of the decline of the British Pound against the U.S. dollar.

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the three months ended June 30, 2003 were not material to the Company's results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended June 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Part I, Item I, Note 11 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 15.1 - Independent Accountants' Acknowledgment Letter

                  Exhibit 31.1 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

                  Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

                  Exhibit 32.1 - Section 1350 Certification by Owen Kratz, Chief Executive Officer

                  Exhibit 32.2 - Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

                  Exhibit 99.1 - Independent Accountants' Review Report

         (b)      Reports on Form 8-K -

                  Current Report on Form 8-K filed May 2, 2003 to report the Company's 2003 first quarter financial results and its forecast results for the quarter ending June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CAL DIVE INTERNATIONAL, INC.




Date:  August 14, 2003                By: /s/ Owen Kratz
                                          --------------------------------------
                                          Owen Kratz, Chairman
                                            and Chief Executive Officer




Date:  August 14, 2003                By: /s/ Wade Pursell
                                          --------------------------------------
                                          A. Wade Pursell, Senior Vice President
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NO.            DESCRIPTION
-------        -----------
Exhibit 15.1   Independent Accountants' Acknowledgment Letter

Exhibit 31.1   Certification Pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

Exhibit 31.2   Certification Pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

Exhibit 32.1   Section 1350 Certification by Owen Kratz, Chief Executive Officer

Exhibit 32.2   Section 1350 Certification by A. Wade Pursell, Chief Financial
               Officer

Exhibit 99.1   Independent Accountants' Review Report