Form 10-Q
period 2003-09-30
CAL DIVE INTERNATIONAL INC
filed 2003-11-13
CIK 866829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                  for the quarterly period ended September 30, 2003

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

Yes  [X]         No  [ ]

       At November 12, 2003 there were 37,733,708 shares of common stock, no par value, outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX


Part I.     Financial Information Page

Item 1.     Financial Statements

            Consolidated Balance Sheets -

                  September 30, 2003 and December 31, 2002..............................................1

            Consolidated Statements of Operations -

                  Three Months Ended September 30, 2003 and September 30, 2002..........................2

                  Nine Months Ended September 30, 2003 and September 30, 2002...........................3

            Consolidated Statements of Cash Flows -

                  Nine Months Ended September 30, 2003 and September 30, 2002...........................4


            Notes to Consolidated Financial Statements..................................................5

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................15

            Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................24

            Item 4.    Controls and Procedures.........................................................25

Part II:    Other Information

            Item 1.    Legal Proceedings...... ........................................................25

            Item 4.    Submission of Matters to a Vote of Security Holders.............................25

            Item 5.    Other Information...............................................................26

            Item 6.    Exhibits and Reports on Form 8-K................................................26

            Signatures.................................................................................27

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Sept. 30,        Dec. 31,
                                                                           2003             2002
                                                                         ---------        --------
                         ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                        $  2,712         $      0
        Restricted cash                                                     2,432            2,506
        Accounts receivable --
             Trade, net of revenue allowance on gross
                  amounts billed of $7,631 and $7,156                      90,424           65,743
             Unbilled                                                       6,677            9,675
        Other current assets                                               33,150           38,195
                                                                         --------         --------
                    Total current assets                                  135,395          116,119
                                                                         --------         --------

PROPERTY AND EQUIPMENT                                                    769,837          726,878
        Less - Accumulated depreciation                                  (166,495)        (130,527)
                                                                         --------         --------
                                                                          603,342          596,351
                                                                         --------         --------
OTHER ASSETS:
        Goodwill                                                           80,228           79,758
        Investment in Deepwater Gateway LLC                                34,373           32,688
        Other assets, net                                                  17,057           15,094
                                                                         --------         --------
                                                                         $870,395         $840,010
                                                                         ========         ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                 $ 54,756         $ 62,798
        Accrued liabilities                                                37,282           34,790
        Current maturities of long-term debt                               14,109            4,201
                                                                         --------         --------
             Total current liabilities                                    106,147          101,789
LONG-TERM DEBT, net of current maturities                                 215,439          223,576
DEFERRED INCOME TAXES                                                      87,540           75,208
DECOMMISSIONING LIABILITIES                                                66,673           92,420
OTHER LONG-TERM LIABILITIES                                                 2,025            1,972
                                                                         --------         --------
             Total Liabilities                                            477,824          494,965
REDEEMABLE STOCK IN SUBSIDIARY                                                  0            7,528
CONVERTIBLE PREFERRED STOCK                                                24,437                0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, no par, 60,000 shares
             authorized, 51,292 and 51,060 shares issued
             and outstanding                                              199,285          195,405
        Retained earnings                                                 169,833          145,947
        Treasury stock, 13,602 and 13,602 shares, at cost                  (3,741)          (3,741)
        Accumulated other comprehensive income (loss)                       2,757              (94)
                                                                         --------         --------
             Total shareholders' equity                                   368,134          337,517
                                                                         --------         --------
                                                                         $870,395         $840,010
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three Months Ended Sept. 30,
                                                                          ----------------------------
                                                                             2003              2002
                                                                          ----------        ----------
NET REVENUES:
        Marine contracting                                                 $ 69,897          $ 68,102
        Oil and gas production                                               33,958            15,913
                                                                           --------          --------
                                                                            103,855            84,015

COST OF SALES:
        Marine contracting                                                   62,530            63,322
        Oil and gas production                                               17,320             9,120
                                                                           --------          --------
GROSS PROFIT                                                                 24,005            11,573

        Selling and administrative expenses                                   8,620             6,372
                                                                           --------          --------

INCOME FROM OPERATIONS                                                       15,385             5,201

OTHER EXPENSE:
        Interest expense, net                                                   639               424
        Other, net                                                              216               235
                                                                           --------          --------

INCOME BEFORE INCOME TAXES                                                   14,530             4,542
        Provision for income taxes                                            5,231             1,590
                                                                           --------          --------

NET INCOME                                                                    9,299             2,952
        Preferred stock dividends and accretion                                 362                 0
                                                                           --------          --------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                               $  8,937          $  2,952
                                                                           ========          ========

NET INCOME PER COMMON SHARE:
        Basic                                                              $   0.24          $   0.08
        Diluted                                                            $   0.24          $   0.08
                                                                           ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                                37,665            37,268
        Diluted                                                              37,776            37,432
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                              Nine Months Ended Sept. 30,
                                                                             -----------------------------
                                                                                2003               2002
                                                                             ----------         ----------
NET REVENUES:
        Marine contracting                                                    $193,108          $172,132
        Oil and gas production                                                 101,486            38,116
                                                                              --------          --------
                                                                               294,594           210,248

COST OF SALES:
        Marine contracting                                                     176,319           149,838
        Oil and gas production                                                  50,877            20,534
                                                                              --------          --------
GROSS PROFIT                                                                    67,398            39,876

        Selling and administrative expenses                                     26,201            18,869
                                                                              --------          --------

INCOME FROM OPERATIONS                                                          41,197            21,007

OTHER (INCOME) EXPENSE:
        Interest expense, net                                                    2,176             1,224
        Other, net                                                                 858              (474)
                                                                              --------          --------

INCOME BEFORE INCOME TAXES                                                      38,163            20,257
        Provision for income taxes                                              13,739             7,090
                                                                              --------          --------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                    24,424            13,167
        Cumulative effect of change in accounting principle, net                   530                 0
                                                                              --------          --------

NET INCOME                                                                      24,954            13,167
        Preferred stock dividends and accretion                                  1,068                 0
                                                                              --------          --------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                                  $ 23,886          $ 13,167
                                                                              ========          ========

NET INCOME PER COMMON SHARE:
Basic:
        Net income before change in accounting principle                      $   0.62          $   0.38
        Cumulative effect of change in accounting principle                   $   0.01          $   0.00
                                                                              --------          --------
        Net income applicable to common shareholders                          $   0.63          $   0.38
                                                                              ========          ========

Diluted:
        Net income before change in accounting principle                      $   0.62          $   0.37
        Cumulative effect of change in accounting principle                   $   0.01          $   0.00
                                                                              --------          --------
        Net income applicable to common shareholders                          $   0.63          $   0.37
                                                                              ========          ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic                                                                   37,618            34,888
        Diluted                                                                 37,715            35,231
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

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended Sept. 30,
                                                                                 ------------------------------
                                                                                    2003                2002
                                                                                 ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                $ 24,954           $ 13,167
        Adjustments to reconcile net income to net cash
          provided by operating activities --
             Cumulative effect of change in accounting principle                      (530)                 0
             Depreciation and amortization                                          49,821             28,343
             Deferred income taxes                                                  13,739              8,721
             Unrealized gain on foreign currency contract                                0             (1,065)
             (Gain) loss on sale of assets                                              45                (14)
        Changes in operating assets and liabilities:
             Accounts receivable, net                                              (21,596)             4,454
             Other current assets                                                      926             (2,282)
             Accounts payable and accrued liabilities                                1,574             (3,126)
             Income taxes payable/receivable                                             0                  0
             Other non-current, net                                                (11,486)            (6,775)
                                                                                  --------           --------
                    Net cash provided by operating activities                       57,447             41,423
                                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                       (73,987)          (140,325)
        Acquisition of businesses, net of cash acquired                               (407)          (118,326)
        Investment in Deepwater Gateway LLC                                         (1,685)           (25,444)
        Restricted cash                                                                 74                  0
        Proceeds from sales of property                                                200                 23
                                                                                  --------           --------
                    Net cash used in investing activities                          (75,805)          (284,072)
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock, net of transaction costs                                   0             87,223
        Sale of convertible preferred stock, net of transaction costs               24,100                  0
        Borrowings under MARAD loan facility                                             0             43,898
        Repayments under MARAD loan facility                                        (2,767)            (1,318)
        Borrowings (repayments) on line of credit                                  (16,717)            52,045
        Borrowings on term loan                                                      5,707             26,857
        Borrowings on capital leases                                                12,000                  0
        Repayment of capital leases                                                 (1,303)            (4,715)
        Preferred stock dividends paid                                                (731)                 0
        Redemption of stock in subsidiary                                           (2,676)                 0
        Exercise of stock options, net                                               3,430              3,822
                                                                                  --------           --------
                    Net cash provided by financing activities                       21,043            207,812
                                                                                  --------           --------

        Effect of exchange rate changes on cash and cash equivalents                    27                  0

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,712            (34,837)
CASH AND CASH EQUIVALENTS:
        Balance, beginning of period                                                     0             34,837
                                                                                  --------           --------
        Balance, end of period                                                    $  2,712           $      0
                                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH CASH FLOW INFORMATION:
        Decommissioning liabilities assumed in offshore property
             acquisitions                                                         $  1,722           $ 66,086
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

         Management has reflected all adjustments (which were normal recurring adjustments) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's balance sheet as of December 31, 2002 included herein has been derived from the audited balance sheet as of December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K/A. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K/A.

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

         The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below (in thousands):

                                  Three Months Ended                     Nine Months Ended
                              -----------------------------      ---------------------------------
                              September 30,   September 30,      September 30,       September 30,
                                  2003            2002               2003                2002
                              --------------------------------------------------------------------
Net income applicable to
common shareholders
as reported                     $8,937           $2,952            $23,886             $13,167
Changes in accretion and
depreciation expense                --             (146)                --              (1,987)
Cumulative effect of
accounting change                   --              (--)              (530)                 --
                              --------------------------------------------------------------------
Pro forma net income
applicable to common
shareholders                    $8,937           $2,806            $23,356             $11,180
Pro forma net income per
share applicable to
common shareholders:
    Basic                       $ 0.24           $ 0.08            $  0.62             $  0.32
    Diluted                       0.24             0.08               0.62                0.32
Net income per share
applicable to common
shareholders as reported:
    Basic                       $ 0.24           $ 0.08            $  0.63             $  0.38
    Diluted                       0.24             0.08               0.63                0.37

         The following table describes the changes in the Company's asset retirement obligations for the first nine months of 2003 (in thousands):

Asset retirement obligation at December 31, 2002 .....................   $  92,420
Cumulative effect adjustment .........................................     (26,527)
                                                                         ---------
Asset retirement obligation at January 1, 2003 .......................      65,893
Liability incurred during the period .................................       3,737
Liabilities settled during the period ................................      (5,603)
Accretion expense ....................................................       2,646
                                                                         ---------
Asset retirement obligation at September 30,  2003 ...................   $  66,673
                                                                         =========

         The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows (in thousands):

                                                                            2002
                                                                          --------
Pro forma amounts of liability for asset retirement obligation at
    beginning of year..................................................   $ 33,473
                                                                          --------
Pro forma amounts of liability for asset retirement obligation at
    September 30.......................................................   $ 65,667
                                                                          ========

         During the second quarter of 2003, the Company completed purchase price allocations relating to ERT's August 2002 acquisitions of Shell Exploration & Production Company's interest in South Marsh Island 130 (SMI 130), as well as Amerada Hess' interest in SMI 130 and six other fields, and a June 2002 acquisition of a package of properties from Williams Exploration and Production. The allocations were based on settlement agreements as well as additional information obtained relating to certain asset retirement obligation estimates. The result was a net decrease of $1.6 million in property and equipment and had no statement of operations impact.

Note 3 - New Accounting Pronouncements

         In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), was issued. FIN No. 46 requires companies that control another entity through interest other than voting interests to consolidate the controlled entity. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, FIN No. 46 is applied no later than the end of the first reporting period ending after December 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003. The Company adopted SFAS No. 150 as required effective July 1, 2003. As a result of this adoption, the Company reclassified the $4.9 million of Redeemable Stock in Subsidiary (see discussion in Note 12) from mezzanine classification (i.e., between liabilities and shareholders equity on the balance sheet) to long-term debt, along with the applicable amount in current maturities of long-term debt. The adoption had no other impact on the Company's consolidated financial statements.

Note 4 - Comprehensive Income

         The components of total comprehensive income for the three and nine months ended September 30, 2003, respectively are as follows (in thousands):

                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                  ----------------------       ----------------------
                                                                    2003           2002          2003          2002
                                                                  --------       -------       --------      --------
Net Income .................................................         9,299       $ 2,952       $ 24,954      $ 13,167
Cumulative translation adjustment, net .....................          (690)          549            657           549
Unrealized gain (loss) on commodity hedges, net ............         3,990        (1,230)         2,194        (1,230)
                                                                  --------       -------       --------      --------

Total comprehensive income .................................        12,599       $ 2,271       $ 27,805      $ 12,486
                                                                  ========       =======       ========      ========

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                          Sept. 30,          Dec. 31,
                                                                            2003               2002
                                                                          ---------          --------
Cumulative translation adjustment, net..................................  $  3,205           $  2,548
Unrealized loss on commodity hedges, net................................      (448)            (2,642)
                                                                          --------           --------
Accumulated other comprehensive income (loss)...........................  $  2,757           $    (94)
                                                                          ========           ========

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

         During the second half of 2002 and first nine months of 2003, the Company entered into various cash flow hedging swap contracts and a costless collar contract to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualify for hedge accounting and none extend beyond a year. The aggregate fair value of the swaps was a liability of $688,000 as of September 30, 2003. The Company recorded $448,000 of unrealized loss, net of taxes of $240,000, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the third quarter of 2003, the Company reclassified approximately $2.4 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of such contracts.

         As of September 30, 2003, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

                                                                            Average Monthly        Weighted Average
               Production Period                     Instrument Type            Volumes                 Price
------------------------------------------------    ------------------    --------------------    -------------------
Crude Oil:
     October - December 2003                              Swap                  46 MBbl                   $26.50
     October - December 2003                              Swap                  30 MBbl                   $26.82
     January - June 2004                                  Swap                  47 MBbl                   $26.11
     January - June 2004                                  Swap                  15 MBbl                   $26.90
     July - August 2004                                   Swap                  20 MBbl                   $26.00

Natural Gas:
     October - December 2003                              Swap               400,000 MMBtu                 $4.02
     October - December 2003                              Swap               200,000 MMBtu                 $4.21
     October - December 2003                              Swap               200,000 MMBtu                 $4.97
     January - June 2004                                 Collar              483,000 MMBtu           $5.00-$6.60

Note 6 - Foreign Currency

         The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a loss of $690,000, net of taxes of $370,000, in the third quarter of 2003 is included in accumulated other comprehensive income (loss), a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the quarter ended September 30, 2003 were not material to the Company's results of operations or cash flows.

         Canyon Offshore, the Company's ROV and robotics subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the quarter ended September 30, 2003 were not material to the Company's results of operations or cash flows.

Note 7 - Earnings Per Share

         The Company computes and presents earnings per share ("EPS") in accordance with SFAS No. 128, Earnings Per Share. SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of the basic and diluted per share amounts for the Company's were as follows (in thousands, except per share):

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                       ----------------------        ----------------------
                                                         2003           2002           2003          2002
                                                       -------        -------        -------        -------
Income before change in accounting principle ...       $ 9,299        $ 2,952        $24,424        $13,167
Preferred stock dividends and accretion ........          (362)           (--)        (1,068)           (--)

Net income applicable to common shareholders
     before change in accounting principle .....       $ 8,937        $ 2,952        $23,356        $13,167

Weighted-average common shares outstanding:
         Basic .................................        37,665         37,268         37,618         34,888
         Effect of dilutive stock options ......           111            164             97            343
                                                       -------        -------        -------        -------
         Diluted ...............................        37,776         37,432         37,715         35,231

Net income before change in accounting
     principle per common share:
         Basic .................................       $  0.24        $  0.08        $  0.62        $  0.38
         Diluted ...............................          0.24           0.08           0.62           0.37

         Stock options to purchase approximately 1.1 million shares for the three months and nine months ended September 30, 2003 and 912,000 and 260,000 shares for the three months and nine months ended September 30, 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 1.1 million shares attributable to the convertible preferred stock were excluded from the three months and nine months ended September 30, 2003, calculation of diluted EPS, as the effect was antidilutive.

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

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                       ----------------------        ----------------------
                                                         2003           2002           2003          2002
                                                       -------        -------        -------        -------
Net income applicable to common shareholders
     before cumulative change in accounting
     principle:
         As Reported ...........................       $ 8,937        $ 2,952        $23,356        $13,167
         Stock-based employee compensation
              cost, net of tax .................          (802)        (1,138)        (2,692)        (3,598)
                                                       -------        -------        -------        -------
         Pro Forma .............................       $ 8,135        $ 1,814        $20,664        $ 9,569
                                                       =======        =======        =======        =======

Earnings per share before cumulative change
     in accounting principle:
         Basic, as reported ....................       $  0.24        $  0.08        $  0.62        $  0.38
         Stock-based employee compensations
              cost, net of tax .................         (0.02)         (0.03)         (0.07)         (0.11)
                                                       -------        -------        -------        -------
         Basic, pro forma ......................       $  0.22        $  0.05        $  0.55        $  0.27
                                                       =======        =======        =======        =======
         Diluted, as reported ..................       $  0.24        $  0.08        $  0.62        $  0.37
         Stock-based employee compensation
              cost, net of tax .................         (0.02)         (0.03)         (0.07)         (0.10)
                                                       -------        -------        -------        -------
         Diluted, pro forma ....................       $  0.22        $  0.05        $  0.55        $  0.27
                                                       =======        =======        =======        =======

         These pro forma results exclude consideration of options granted prior to January 1, 1995, and therefore may not be representative of that to be expected in future years.

         For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 4.0 percent in 2002 and 3.8 percent in 2003, and expected volatility to be 59 percent in 2002 and in 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the nine months ended September 30, 2003 and 2002 was $12.63 and $15.20, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.


Note 9 - Business Segment Information (in thousands)

         During the first quarter of 2003 the Company changed the name of its Subsea and Salvage segment to Marine Contracting. This change had no impact on amounts reported.

                                                     September 30,          December 31,
                                                          2003                 2002
                                                     -------------          ------------
Identifiable Assets --
     Marine contracting.........................        $638,506              $615,557
     Oil and gas production.....................         231,889               224,453
                                                        --------              --------
         Total..................................        $870,395              $840,010
                                                        ========              ========

                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                          September 30,
                                                  ---------------------------            ---------------------------
                                                    2003                2002               2003                2002
                                                  -------              ------            -------             -------
Income from operations--
     Marine contracting.......................    $ 1,859              $   62            $   101             $ 7,580
     Oil and gas production...................     13,526               5,139             41,096              13,427
                                                  -------              ------            -------             -------
         Total................................    $15,385              $5,201            $41,197             $21,007
                                                  =======              ======            =======             =======

         During the quarters ended September 30, 2003 and 2002, respectively, the Company derived $15.9 million and $17.7 million respectively of its revenues from the U.K. sector utilizing $112.2 million and $89.3 million, respectively of its total assets in this region. Additionally, $7.1 million and $21.8 million of revenues were derived from the Latin America sector during the three months ended September 30, 2003 and 2002, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico. Marine Contracting revenues from alliance partner Horizon Offshore, Inc. were $7.8 million and $4.7 million during the three months ended September 30, 2003 and 2002, respectively. This level represented 11% and 7%, respectively of Marine Contracting revenues for the three months ended September 30, 2003 and 2002, respectively.

Note 10 - Long-Term Financings

         At September 30, 2003, $139.4 million was outstanding on our long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the

Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. It is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.5% as of September 30, 2003). For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2003, the Company was in compliance with these covenants.

         The Company has a $70 million revolving credit facility due in 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 3.4% as of September 30, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of September 30, 2003, the Company had drawn $35.9 million under this revolving credit facility and was in compliance with these covenants.

         In November 2001, Energy Resource Technology, Inc. (a wholly owned subsidiary, "ERT") (with a corporate guarantee by CDI) entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of June 30, 2002, the entity had drawn down $22.8 million on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.6% as of September 30, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). As of September 30, 2003 the Company had drawn down $35.0 million on the facility and was in compliance with these covenants.

         In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary - "COL") (with a parent guarantee from Cal Dive) completed a capital lease with Bank of America, Inc. ("B of A") refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay B of A sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). No gain or loss resulted from this transaction. COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction has been accounted for as a capital lease under SFAS. No. 13 with the present value of the lease obligation (and corresponding asset) being reflected on the Company's consolidated balance sheet during the third quarter of 2003.

         Scheduled maturities of Long-term Debt outstanding as of September 30, 2003 were as follows (in thousands):

                                                                      Gunnison
                                MARAD Debt        Revolver            Term Loan          Other             Total
                                ----------        --------            ---------          ------           -------
Less than one year              $  2,949          $    --              $ 5,250          $ 5,910          $ 14,109
One to two years                   3,143           35,874                7,000            5,670            51,687
Two to Three years                 3,352                                 7,000            2,904            13,256
Three to four years                3,573               --               15,727            2,504            21,804

Four to five years                 3,809               --                   --            2,348             6,157
Over five years                  122,535               --                   --               --           122,535
                                --------          -------              -------          -------          --------
Long-term debt                   139,361           35,874               34,977           19,336           229,548
Current maturities                (2,949)            (--)               (5,250)          (5,910)          (14,109)
                                --------          -------              -------          -------          --------
Long-term debt, less
    current maturities          $136,412          $35,874              $29,727          $13,426          $215,439
                                ========          =======              =======          =======          ========

         The Company capitalized interest totaling $1.7 million and $1.2 million during the nine months ended September 30, 2003 and 2002, respectively.

Note 11 - Litigation and Claims

         The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. During 2002, the Company was engaged in a large construction project, where supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to the contractual stand-by rate for the vessels during their downtime. The customer is currently disputing these invoices along with certain other change orders. CDI has billed approximately $34.0 million ($9.7 million of which had not been collected as of September 30, 2003) for this project which management believes it is due under the terms of the contract. However, due to the size of the dispute and inherent uncertainties with respect to an arbitration, CDI provided a reserve in the fourth quarter of 2002 resulting in a loss for the Company on the project as a whole.

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

Note 12 - Canyon Offshore

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share and related tax impact will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary (long-term debt beginning in the third quarter of 2003 - see note 3) in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2003, the Company purchased approximately one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $400,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This amount was recorded as goodwill in the period paid (i.e., the second quarter of 2003).

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

         The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares at Cal Dive's option. CDI paid the first, second and third quarter 2003 dividends on the last day of the respective quarters in cash. After the second anniversary, the holder may redeem the value of its original investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash. Under certain conditions (the Company's stock price falling below $7.35 per share and the occurrence of a restatement in the Company's earnings), the holder could redeem its investment prior to the second anniversary.

         The proceeds received from the sale of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred and are being accreted through the statement of operations over two years. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share using the if converted method based on the Company's common share price at the beginning of the applicable period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K/A for the year ending December 31, 2002 except for the adoption of SFAS 143, Accounting for Asset Retirement Obligations, on January 1, 2003 and SFAS 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity on July 1, 2003.

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

         SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003. The Company adopted SFAS No. 150 as required effective July 1, 2003.
As a
result of this adoption, the Company reclassified the $4.9 million of Redeemable Stock in Subsidiary (see discussion in Note 12 to consolidated financial statements) from mezzanine classification (i.e., between liabilities and shareholders equity on the balance sheet) to long-term debt, along with the applicable amount in current maturities of long-term debt. Otherwise, the adoption had no impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

         Revenues. During the three months ended September 30, 2003, the Company's revenues increased 24% to $103.9 million compared to $84.0 million for the three months ended September 30, 2002. Of the overall $19.8 million increase, $18.0 million was generated by the Oil and Gas Production segment due to increased production and higher oil and gas prices.

         Oil and Gas Production revenue for the three months ended September 30, 2003 increased $18.0 million, or 113%, to $34.0 million from $15.9 million during the comparable prior year period. The average realized natural gas price of $4.61 per Mcf, net of hedges in place, during the third quarter of 2003 was 41% higher than the $3.28 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 20% to $27.41 per barrel compared to $26.87 per barrel realized during the third quarter of 2002. The 64% increase in production (7.2 Bcfe for the three months ended September 30, 2003 compared to 4.4 Bcfe in the third quarter of 2002) is a result of the four significant property acquisitions completed last year.

         Gross Profit. Gross profit of $24.0 million for the third quarter of 2003 represents a 107% increase compared to the $11.6 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing 79% of the increase. Marine Contracting gross profit increased $2.6 million, or 54%, to $7.4 million for the three months ended September 30, 2003, from $4.8 million in the prior year period. This increase was primarily the result of improved utilization in the deepwater contracting group (78% for the third quarter of 2003 versus 71% for the third quarter of 2002, resulting in a $2.2 million increase in gross profit), with most of that utilization being achieved outside of the U.S. Gulf of Mexico, and Canyon's gross profit increasing $2.4 million as the result of several pipeline burial projects during the third quarter of 2003, which included deployment of the new T750 trenching unit. These increases were partially offset by a decline in gross profit for the Seawell (Well Ops UK Ltd) as pricing in the North Sea has deteriorated due to a lack of both construction and drilling activity. Also partially offsetting these increases was an increase in costs associated with a new offshore insurance package which commenced July 1, 2003. Oil and gas production gross profit increased $9.8 million, or 145%, due to significantly higher levels of production and to commodity price increases.

         Gross margins of 23% in the third quarter of 2003 were nine points better than the 14% in the prior year period. Marine Contracting margins increased four points to 11% for the three months ended September 30, 2003, from 7% in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased six points to 49% for the three months ended September 30, 2003, from 43% in the year ago quarter, due to the higher average realized commodity prices discussed above and to improved efficiency in the operations of our offshore facilities.

         Selling & Administrative Expenses. Selling and administrative expenses of $8.6 million for the three months ended September 30, 2003 were $2.2 million higher than the $6.4 million incurred in the third quarter of 2002 due primarily to an increase in the costs associated with the ERT Incentive Program (which is tied directly to the Oil and Natural Gas Production segment profitability that was significantly higher in the third quarter of 2003 compared to the third quarter of 2002). Overhead at 8% of revenues for the third quarter held steady as compared to the comparable prior year period.

         Other (Income) Expense. The Company reported other expense of $855,000 for the three months ended September 30, 2003 compared to other expense of $659,000 for the three months ended September 30, 2002. Net interest expense of $639,000 in the third quarter of 2003 is higher than the $424,000 incurred in the three months ended September 30, 2002 due to higher debt levels.

         Income Taxes. Income taxes increased to $5.2 million for the three months ended September 30, 2003 compared to $1.6 million in the comparable prior year period due to increased profitability. The effective rate increased to 36% in the third quarter of 2003 compared to 35% in 2002 due to provisions for foreign taxes.

         Net Income. Net income of $8.9 million for the three months ended September 30, 2003 was $6.0 million greater than the comparable period in 2002 as a result of factors described above.

Comparison of Nine Months Ended September  30, 2003 and 2002

         Revenues. During the nine months ended September 30, 2003, revenues increased $84.3 million, or 40%, to $294.6 million compared to $210.2 million for the nine months ended September 30, 2002. The Marine Contracting segment contributed $21.0 million of the increase, primarily the result of the acquisition of the Seawell during the third quarter of 2002. In addition, the Q4000 and the Intrepid worked a full nine months in 2003 as compared to six months in the prior year period as these vessels were placed in service in the second quarter of 2002.

         Oil and Gas Production revenue for the nine months ended September 30, 2003 increased $63.4 million, or 166%, to $101.5 million from $38.1 million during the comparable prior year period. The increase was due to a 40% increase in our average realized commodity prices to $4.80 per Mcfe, net of hedges in place ($4.94 per Mcf of natural gas and $27.58 per barrel of oil) in the first nine months of 2003 from $3.43 per Mcfe ($3.08 per Mcf of natural gas and $24.56 per barrel of oil) in the nine months ended September 30, 2002. Production essentially doubled to 20.7 Bcfe during the first nine months of 2003 from 10.4 Bcfe during the comparable prior year period as a result of the property acquisitions during the third quarter of 2002.

         Gross Profit. Gross profit of $67.4 million for the first nine months of 2003 was $27.5 million, or 69%, greater than the $39.9 million gross profit recorded in the comparable prior year period due entirely to the revenue increase in Oil and Gas Production mentioned above. Oil and Gas Production gross profit increased $33.0 million from $17.6 million in the first nine months of 2002 to $50.6 million for the nine months ended September 30, 2003, due to the increases in average realized commodity prices and production described above. Offsetting this increase was a 25% decrease in the Marine Contracting segment gross profit to $16.8 million for the nine months ended September 30, 2003 from $22.3 million in the comparable prior year period. This decline is primarily due to a decrease in Well Ops (U.K.) Limited's results from $4.5 million in the first nine months of 2002 to essentially breakeven for the comparable period in 2003 due to the aforementioned pricing pressures in the North Sea market.

         Gross margins improved to 23% for the nine months ended September 30, 2003 compared to 19% during the nine months ended September 30, 2002 due primarily to the aforementioned increases in average realized commodity prices. Marine Contracting margins decreased from 13% for the first nine months of 2002 to 9% during the first nine months of 2003 due mainly to the depressed markets for offshore construction in the GOM and the North Sea, increased competition in the OCS market and increased offshore insurance costs.

         Selling & Administrative Expenses. Selling and administrative expenses were $26.2 million in the first nine months of 2003, which is 39% more than the $18.9 million incurred in the first nine months of 2002, primarily due to the addition of business units acquired and higher ERT incentive accruals. Overhead at 9% of revenues for the nine months ended September 30, 2003 held steady as compared to the comparable prior year period.

         Other (Income) Expense. The Company reported other expense of $3.0 million for the nine months ended September 30, 2003 in contrast to $750,000 for the nine months ended September 30, 2002. Included in other expense for the first nine months of 2002 is a $1.1 million gain on our foreign currency derivative associated with the acquisition of Well Ops (U.K.) Limited recorded in other income in June 2002. Net interest expense of $2.2 million for the first nine months of 2003 is higher than the $1.2 million in the comparable prior year period as a result of our higher debt levels and the reduction of capitalized interest expense as the Q4000 and Intrepid were in service for only the second and third quarters of the 2002 period.

         Income Taxes. Income taxes increased to $13.7 million for the nine months ended September 30, 2003, compared to $7.1 million in the comparable prior year period due to increased profitability. The effective rate increased to 36% in the first nine months of 2003 compared to 35% in 2002 due to provisions for foreign taxes.

         Net Income. Net income of $23.9 million for the nine months ended September 30, 2003 was $10.7 million, or 81%, greater than the comparable period in 2002 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three years following our initial public offering in 1997, internally generated cash flow funded approximately $164 million of capital expenditures and enabled us to remain essentially debt-free. In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. Through September 30, 2003, we have drawn $143.5 million on this facility. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions (see further discussion below). These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Additionally, increased operations coupled with depressed market conditions caused our working capital to decrease from $48.6 million at December 31, 2001 to $14.3 million at December 31, 2002. In order to reduce this leverage, on January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) which is convertible into 833,334 shares of Cal Dive common stock at $30 per share. As of September 30, 2003 our debt to total book capitalization had declined to 37% and working capital had increased to $29.2 million.

         Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures which currently relate to our oil and gas production. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are reflected in our balance sheet at their fair value.

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

         During the second half of 2002 and first nine months of 2003, the Company entered into various cash flow hedging swap contracts and a costless collar to fix cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extend beyond a year. The aggregate fair market value of the swaps was a liability of $688,000 as of September 30, 2003. The Company recorded $448,000 million of unrealized loss, net of taxes of $240,000, in other comprehensive loss within shareholders' equity as these hedges were highly effective. During the third quarter of 2003, the Company reclassified approximately $2.4 million of losses from other comprehensive loss to oil and gas production revenues upon settlement of contracts.

         Operating Activities. Net cash provided by operating activities was $57.4 million during the nine months ended September 30, 2003, as compared to $41.4 million during the first nine months of 2002 due primarily to an increase in profitability and a $21.5 million increase in depreciation and amortization resulting from the aforementioned increase in production levels as well as depreciation on additional DP vessels placed in service. This increase was partially offset by funding from accounts receivable collections decreasing $26.1 million as receivables have grown primarily as a result of increased ERT production levels. Through our ongoing alliance, Horizon Offshore, Inc. provided 11% of the Company's Marine Contracting revenues during the third quarter of 2003.

         Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase of DP vessels; construction of the Q4000 and conversion of the Intrepid; acquisition of Aquatica, Professional Divers, Canyon and Well Ops (U.K.) Limited; improvements to existing vessels and the acquisition of offshore natural gas and oil properties.

         We incurred $74.0 million of capital expenditures during the first nine months of 2003 compared to $140.3 million during the comparable prior year period. Included in the capital expenditures during the first nine months of 2003 was $17.5 million for the purchase of ROV units to support the Canyon MSA agreement with Technip/Coflexip to provide robotic and trenching services, $26.0 million related to Gunnison development costs, including the spar, as well as $22.4 million relating to ERT's 2003 well exploitation program. Included in the $140.3 million of capital expenditures during the first nine months of 2002 was $25.2 million for the construction of the Q4000 and $31.8 million relating to the Intrepid DP conversion and Eclipse upgrade.

         In March 2003, ERT acquired additional interests, ranging from 45% to 84%, in four fields acquired last year, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share and related tax impact will be recorded as compensation expense. These remaining shares have been classified as redeemable stock in subsidiary (long term debt beginning in the third quarter of 2003 - see Note 3 to consolidated financial statements) in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2003, the Company purchased approximately one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $400,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This amount was recorded as goodwill in the period paid (i.e., the second quarter of 2003).

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

         In early 2002, CDI, along with El Paso Energy Partners, formed Deepwater Gateway L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $120 million (approximately $97 million of which had been incurred as of September 30, 2003). In August 2002, the Company along with El Paso, completed a non-recourse project financing for this venture, terms of which would include a minimum equity investment for CDI of approximately $33 million, all of which has been paid as of September 30, 2003 and is recorded as Investment in Deepwater Gateway L.L.C. in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management believes it is unlikely the Company will be required to pay the balloon payment.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a deepwater Gulf of Mexico project of Kerr-McGee Oil & Gas Corporation. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd.), the investors of which are current or former CDI senior management, in exchange for an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, total development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. With the sanctioning of a commercial discovery, the Company is funding ongoing development and production costs. Cal Dive's share of such project development costs is estimated in a range of $100 million to $110 million ($86 million of which had been incurred by September 30, 2003) with over half of that for construction of the spar. See footnote 10 to the Company's Consolidated Financial Statements included herein for discussion of financing relating to the spar construction.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, and the sale of equity and project financings. In August 2000, we closed a $138.5 million long-term financing for construction of the Q4000. In January 2002, the Maritime Administration agreed to expand the facility to $160 million to include the modifications to the vessel which had been approved during 2001. During the first nine months of 2002, we borrowed $43.9 million on this facility resulting in an outstanding balance of $142.1 million at December 31, 2002. We have not drawn on this facility in 2003. The MARAD debt is payable in equal semi-annual installments beginning in August 2002 and maturing 25 years from such date. We made two such payments during the nine months ending September 30, 2003 totaling $2.8 million. It is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.5% as of September 30, 2003). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2003, we were in compliance with these covenants.

         The Company has a $70 million revolving credit facility due in 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 3.4% as of September 30, 2003) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of September 30, 2003, the Company had drawn $35.9 million (a $16.7 million reduction from December 31, 2002) under the revolving credit facility and was in compliance with these covenants.

         In November 2001, ERT entered into a five-year lease transaction with an entity owned by a third party to fund CDI's portion of the construction costs ($67 million) of the spar for the Gunnison field. As of December 31, 2001 and June 30, 2002, the entity had drawn down $5.6 million and $22.8 million, respectively, on this facility. Accrued interest cost on the outstanding balance is capitalized to the cost of the facility during construction and is payable monthly thereafter. In August 2002, CDI acquired 100% of the equity of the entity and converted the notes into a term loan. The total commitment of the loan was reduced to $35 million and will be payable in quarterly installments of $1.75 million for three years after delivery of the spar with the remaining $15.75 million due at the end of the three years. The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.6% as of September 30, 2003) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of September 30, 2003. We drew $5.7 million on this facility in the first nine months of 2003.

         On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stock holder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing market price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share. The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares at Cal Dive's option. CDI paid the first, second and third quarter 2003 dividends on the last day of the respective quarters in cash. After the second anniversary, the holder may redeem the value of its original investments in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary. The proceeds received from the sale of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred, and are being accreted through the statement of operations over two years. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share under the if converted method based on the Company's common share price at the beginning of the applicable period.

         In May 2002, CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Well Ops (U.K.) Limited acquisition, ERT acquisitions and to retire debt under the Company's revolving line of credit.

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

         During the first nine months of 2003, we made payments of $1.3 million on capital leases relating to Canyon. The only other financing activity during the nine months ended September 30, 2003 and 2002 involved the exercise of employee stock options.

         The following table summarizes our contractual cash obligations as of September 30, 2003 and the scheduled years in which the obligation are contractually due:

------------------------------------------------------------------------------------------------------------------------
                                                             Less Than 1
                                                Total            Year         1-3 Years       3-5 Years      Thereafter
------------------------------------------------------------------------------------------------------------------------
  MARAD debt                                  $139,361         $ 2,949         $ 6,495         $ 7,382        $122,535
------------------------------------------------------------------------------------------------------------------------
  Gunnison Term Debt                            34,977           5,250          14,000          15,727              --
------------------------------------------------------------------------------------------------------------------------
  Revolving debt                                35,874              --          35,874              --              --
------------------------------------------------------------------------------------------------------------------------
  Gunnison development                          20,000          20,000              --                              --
------------------------------------------------------------------------------------------------------------------------
  Investments in Deepwater
  Gateway L.L.C. (A)                            10,000          10,000              --              --              --
------------------------------------------------------------------------------------------------------------------------
  Operating leases                              13,828           8,165           4,927             420             316
------------------------------------------------------------------------------------------------------------------------
  Canyon capital leases and other               19,336           5,910           8,574           4,852              --
------------------------------------------------------------------------------------------------------------------------
      Total cash obligations                  $273,376         $52,274         $69,870         $28,381        $122,851
------------------------------------------------------------------------------------------------------------------------

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

ITEM 3.  Quantitative and qualitative disclosure about market risk

         The Company is currently exposed to market risk in two major areas: commodity prices and foreign currency. Because 95% of the Company's debt at September 30, 2003 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments. Assuming September 30, 2003 debt levels, every 100 basis points move in interest rates would result in $2.3 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

         The Company has utilized derivative financial instruments with respect to a portion of 2002 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

         As of September 30, 2003, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                         Instrument           Average Monthly              Weighted Average
    Production Period                       Type                   Volumes                      Price
-------------------------------         ------------         -----------------           --------------------

Crude Oil:
     October - December 2003                 Swap                   46 MBbl                        $26.50
     October - December 2003                 Swap                   30 MBbl                        $26.82
     January - June 2004                     Swap                   47 MBbl                        $26.11
     January - June 2004                     Swap                   15 MBbl                        $26.90
     July - August 2004                      Swap                   20 MBbl                        $26.00

Natural Gas:
     October - December 2003                 Swap                400,000 MMBtu                      $4.02
     October - December 2003                 Swap                200,000 MMBtu                      $4.21
     October - December 2003                 Swap                200,000 MMBtu                      $4.97
     January - June 2004                    Collar               483,000 MMBtu                $5.00-$6.60

         Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

         Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency. Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three months ended September 30, 2003 did not have a material effect on reported amounts of revenues or net income.

         Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the stockholders' equity section of our balance sheet. Approximately 10% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $690,000 adjustment, net of taxes, to our equity account for the three months ended September 30, 2003 to reflect the net impact of the decline of the British Pound against the U.S. dollar.

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the three months ended September 30, 2003 were not material to the Company's results of operations or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended September 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Part I, Item I, Note 11 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  Submission of matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Cal Dive was held on May 14, 2003, in Houston, Texas, for the purpose of electing two Class II directors and approving amendments to the 1998 Employee Stock Purchase Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         (a) Each of the Class II directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                    Nominee                       Shares For                     Shares Withheld
                    -------                       ----------                     ---------------
              S. James Nelson, Jr.                35,499,948                         365,085
              William L. Transier                 35,499,948                         365,085

The term of office of each of the following directors continued after the meeting:

                                 Gordon F. Ahalt
                              Bernard Duroc-Danner
                                  Martin Ferron
                                   Owen Kratz
                                  John V. Lovoi
                                 Anthony Tripodo

         (b) The amendments to the 1998 Employee Stock Purchase Plan were approved by the following vote: 35,402,000 shares for; 290,469 shares against and 172,564 shares abstaining.

Item 5.  Other Information

         The value realized upon exercise of stock options for A. Wade Pursell for fiscal year 2002 as reported in the Company's Proxy should have been $398,625 instead of the $227,125 reported.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  Exhibit 10.1 - Lease with Purchase Option Agreement between Banc of America Leasing & Capital, LLC and Canyon Offshore Ltd. dated July 31, 2003

                  Exhibit 15.1 - Independent Accountants' Acknowledgement Letter

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

                  Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

                  Exhibit 32.1 - Section 1350 Certification by Owen Kratz, Chief Executive Officer

                  Exhibit 32.2 - Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

                  Exhibit 99.1 - Independent Accountants' Review Report

         (b)      Reports on Form 8-K -

                  Current Report on Form 8-K filed August 1, 2003 to report the Company's 2003 second quarter financial results and its forecast results for the year ending December 31, 2003.

                  Current Report on Form 8-K filed August 13, 2003 to report a notice of a blackout period from the Cal Dive International, Inc. Employee Retirement Savings Plan Investment Committee to directors and executive officers of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAL DIVE INTERNATIONAL, INC.




Date: November 12, 2003              By: /s/ Owen Kratz
                                         --------------------------------------
                                         Owen Kratz, Chairman
                                            and Chief Executive Officer




Date: November 12, 2003              By: /s/ Wade Pursell
                                         --------------------------------------
                                         A. Wade Pursell, Senior Vice President
                                            and Chief Financial Officer

                                INDEX TO EXHIBIT


          Exhibit 10.1 - Lease with Purchase Option Agreement between Banc of America Leasing & Capital, LLC and Canyon Offshore Ltd. dated July 31, 2003

          Exhibit 15.1 - Independent Accountants' Acknowledgement Letter

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