Form 10-Q
period 2004-03-31
CAL DIVE INTERNATIONAL INC
filed 2004-05-10
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended March 31, 2004

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

Yes [x]   No  [ ]

         At May 6, 2004 there were 38,212,923 shares of common stock, no par value, outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
             March 31, 2004 and December 31, 2003 ...............................       1

         Condensed Consolidated Statements of Operations -
             Three Months Ended March 31, 2004 and March 31, 2003 ...............       2

         Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2004 and March 31, 2003 ...............       3

         Notes to Condensed Consolidated Financial Statements ...................       4

         Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................       12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk ......      18

         Item 4. Controls and Procedures ........................................      19

Part II: Other Information

         Item 1. Legal Proceedings ..............................................      19


         Item 6. Exhibits and Reports on Form 8-K ...............................      19

         Signatures .............................................................      21

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2004               2003
                                                                      -------------      -------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................    $       5,094      $       6,378
  Restricted cash ................................................            2,158              2,433
  Accounts receivable --
     Trade, net of revenue allowance on gross amounts billed
      of $11,118 and $8,518 ......................................           86,317             78,733
     Unbilled revenue ............................................           14,760             17,874
  Other current assets ...........................................           28,066             25,232
                                                                      -------------      -------------
          Total current assets ...................................          136,395            130,650
                                                                      -------------      -------------
Property and equipment ...........................................          818,753            802,694
  Less -- Accumulated depreciation ...............................         (207,509)          (183,891)
                                                                      -------------      -------------
                                                                            611,244            618,803
Other assets:
   Investment in production facilities - Deepwater Gateway, L.L.C.           40,653             34,517
   Goodwill, net .................................................           82,433             81,877
   Other assets, net .............................................           18,223             16,995
                                                                      -------------      -------------
                                                                      $     888,948      $     882,842
                                                                      =============      =============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................    $      39,787      $      50,897
  Accrued liabilities ............................................           49,390             36,850
  Current maturities of long-term debt ...........................           31,732             16,199
                                                                      -------------      -------------
          Total current liabilities ..............................          120,909            103,946
                                                                      -------------      -------------
Long-term debt ...................................................          172,614            206,632
Deferred income taxes ............................................           95,063             89,274
Decommissioning liabilities ......................................           75,141             75,269
Other long term liabilities ......................................            1,330              2,042
                                                                      -------------      -------------
          Total liabilities ......................................          465,057            477,163

Convertible preferred stock ......................................           24,652             24,538
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 51,627
     and 51,460 shares issued ....................................          203,254            199,999
  Retained earnings ..............................................          192,363            178,718
  Treasury stock, 13,602 shares, at cost .........................           (3,741)            (3,741)
  Accumulated other comprehensive income .........................            7,363              6,165
                                                                      -------------      -------------
          Total shareholders' equity .............................          399,239            381,141
                                                                      -------------      -------------
                                                                      $     888,948      $     882,842
                                                                      =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2004             2003
                                                       -----------     -----------
Net revenues:
  Marine contracting .............................     $    65,519     $    54,229
  Oil and gas production .........................          55,195          34,671
                                                       -----------     -----------
                                                           120,714          88,900
Cost of sales:
  Marine contracting .............................          61,547          54,243
  Oil and gas production .........................          27,426          15,461
                                                       -----------     -----------
     Gross profit ................................          31,741          19,196

Selling and administrative expenses ..............          11,158           8,953
                                                       -----------     -----------
Income from operations ...........................          20,583          10,243
  Net interest expense and other .................           1,555           1,101
                                                       -----------     -----------
Income before income taxes and change in
  accounting principle ...........................          19,028           9,142
  Provision for income taxes .....................           5,019           3,291
                                                       -----------     -----------
Income before change in accounting principle .....          14,009           5,851
  Cumulative effect of change in accounting
    principle, net ...............................              --             530
                                                       -----------     -----------
Net Income .......................................          14,009           6,381
  Preferred stock dividends and accretion ........             364             343
                                                       -----------     -----------
Net income applicable to common shareholders .....     $    13,645     $     6,038
                                                       ===========     ===========

Earnings per common share
  Basic:
    Earnings per share before change in
      accounting principle .......................     $      0.36     $      0.15
    Cumulative effect of change in accounting
      principle ..................................              --            0.01
                                                       -----------     -----------
    Earnings per share ...........................     $      0.36     $      0.16
                                                       ===========     ===========
  Diluted:
    Earnings per share before change in accounting
      principle ..................................     $      0.36     $      0.15
    Cumulative effect of change in accounting
      principle ..................................              --            0.01
                                                       -----------     -----------
    Earnings per share ...........................     $      0.36     $      0.16
                                                       ===========     ===========

Weighted average common shares outstanding:
  Basic ..........................................          37,946          37,553
  Diluted ........................................          39,150          37,601

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2004             2003
                                                                     -----------      -----------
Cash flows from operating activities:
  Net income ....................................................    $    14,009      $     6,381
  Adjustments to reconcile net income to net cash
       provided by operating activities --
     Cumulative effect of change in accounting principle ........             --             (530)
     Depreciation and amortization ..............................         26,400           16,028
     Deferred income taxes ......................................          5,019            3,576
     Loss on sale of assets .....................................             --               45
     Changes in operating assets and liabilities:
       Accounts receivable, net .................................         (4,117)         (14,475)
       Other current assets .....................................         (2,802)           1,202
       Accounts payable and accrued liabilities .................          1,917           (1,180)
       Other noncurrent, net ....................................         (5,510)        (9,469))
                                                                     -----------      -----------
          Net cash provided by operating activities .............         34,916            1,578
                                                                     -----------      -----------
Cash flows from investing activities:
  Capital expenditures ..........................................        (14,229)         (18,804)
  Investment in Deepwater Gateway, L.L.C. .......................         (6,136)          (1,142)
  Restricted cash ...............................................            275               74
  Proceeds from sales of property ...............................             --              200
                                                                     -----------      -----------
          Net cash used in investing activities .................        (20,090)         (19,672)
                                                                     -----------      -----------
Cash flows from financing activities:
  Sale of convertible preferred stock, net of transaction costs..             --           24,100
  Repayment of MARAD borrowings .................................         (1,451)          (1,361)
  Repayments on line of credit, net .............................        (14,331)          (9,441)
  Borrowings on term loan .......................................             --            2,618
  Repayment of term loan borrowings .............................         (1,750)              --
  Capital lease payments ........................................           (953)            (367)
  Preferred stock dividends paid ................................           (250)            (231)
  Exercise of stock options, net ................................          2,522            2,823
                                                                     -----------      -----------
         Net cash (used in) provided by financing activities ....        (16,213)          18,141
                                                                     -----------      -----------
Effect of exchange rate changes on cash and cash
  equivalents ...................................................            103              (47)
Net decrease in cash and cash equivalents .......................         (1,284)              --
Cash and cash equivalents:
  Balance, beginning of period ..................................          6,378               --
                                                                     -----------      -----------
  Balance, end of period ........................................    $     5,094      $        --
                                                                     ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc. ("Cal Dive", "CDI" or the "Company") and its majority owned subsidiaries. The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. using the equity method of accounting as the Company does not have voting or operational control of this entity. All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

         Management has reflected all adjustments (which were normal recurring adjustments) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company's balance sheet as of December 31, 2003 included herein has been derived from the audited balance sheet as of December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

         Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes to make them consistent with the current presentation format.

Note 2 - New Accounting Pronouncements

         In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), was issued. FIN No. 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. The Company adopted FIN No. 46 during the first quarter of 2004. The adoption had no impact on the Company's consolidated financial position or its results of operations. The Company had no involvement with any variable interest entity covered by the scope of FIN No. 46.

Note 3 - Statement of Cash Flow Information

         The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. The Company had $2.4 million of restricted cash as of December 31, 2003, of which $2.3 million represented amounts securing a performance bond which was released in March 2004. As of March 31, 2004, the Company had $2.2 million of restricted cash, of which $2.0 million related to Energy Resource Technology, Inc. ("ERT") escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Further, the Company made no cash payments for federal income taxes during the quarters ended March 31, 2004 and 2003.

         During the three month ended March 31, 2004 and 2003, the Company made cash payments for interest charges, net of capitalized interest, of $1.3 million and $451,000, respectively.

Note 4 - Major Customers and Concentration of Credit Risk

         In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility is valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The $2.0 million will be amortized over the five year term of the agreement. Net trade receivables from Horizon at March 31, 2004 were approximately $5.0 million.

Note 5 - Comprehensive Income

         The components of total comprehensive income for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2004              2003
                                                  -----------      -----------
Net Income ..................................     $    14,009      $     6,381
Cumulative translation adjustment, net ......           1,970             (803)
Unrealized loss on commodity hedges, net ....            (772)          (1,719)
                                                  -----------      -----------
Total comprehensive income ..................     $    15,207      $     3,859
                                                  ===========      ===========

    The components of accumulated other comprehensive income are as follows (in thousands):

                                                   March 31,        Dec. 31,
                                                     2004             2003
                                                  -----------      -----------
Cumulative translation adjustment, net ......     $     9,562      $     7,592
Unrealized loss on commodity hedges, net ....          (2,199)          (1,427)
                                                  -----------      -----------

Accumulated other comprehensive income ......     $     7,363      $     6,165
                                                  ===========      ===========

Note 6 - Derivatives

         The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair market value.

         During 2003 and first three months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to fix cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a liability of $3.4 million as of March 31, 2004. The Company recorded $772,000 of unrealized losses, net of taxes of $414,000, in other comprehensive income within shareholders' equity as these hedges were highly effective. During the first quarter of 2004, the Company reclassified approximately $1.7 million of losses from other comprehensive income to oil and gas production revenues upon the sale of the related oil and gas production.

         As of March 31, 2004, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

                                                      AVERAGE          WEIGHTED
                                    INSTRUMENT        MONTHLY          AVERAGE
      PRODUCTION PERIOD                TYPE           VOLUMES           PRICE
------------------------------     ------------     ------------     ------------
Crude Oil:
     April - June 2004                 Swap           47 MBbl           $26.11
     April - June 2004                 Swap            5 MBbl           $26.70
     April - June 2004                 Swap           10 MBbl           $27.00
     July - August 2004                Swap           20 MBbl           $26.00
     July - December 2004              Swap           10 MBbl           $27.50
     July - December 2004              Swap           20 MBbl           $27.75
     September - December 2004         Swap           15 MBbl           $29.50
Natural Gas:
     April - June 2004                Collar        483,000 MMBtu    $5.00 - 6.60
     July - December 2004             Collar        100,000 MMBtu    $5.00 - 6.25

         Subsequent to March 31, 2004, the Company entered into an additional oil swap for the period July through December 2004. The contract covers 10 MBbl per month at $31.65. The Company also entered into an additional natural gas costless collar for the period July through December 2004. The contract covers 300,000 MMBtu per month at a floor price of $5.00 and a ceiling price of $7.77.

Note 7 - Foreign Currency

         The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $2.0 million, net of taxes of $1.0 million, in the first quarter of 2004 is included in accumulated other comprehensive income, a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the quarter ended March 31, 2004 were not material to the Company's results of operations or cash flows.

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the quarter ended March 31, 2004 were not material to the Company's results of operations or cash flows.

Note 8 - Earnings Per Share

         Basic earnings per share ("EPS") is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of basic and diluted per share amounts for the Company were as follows (in thousands, except per share amounts):

                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                 2004              2003
                                                             ------------      ------------
Income before change in accounting principle ...........     $     14,009      $      5,851
Preferred stock dividends and accretion ................             (364)             (343)
                                                             ------------      ------------

Net income applicable to common shareholders before
change in accounting principle .........................     $     13,645      $      5,508
                                                             ============      ============

Weighted-average common shares outstanding:
         Basic .........................................           37,946            37,553
         Effect of dilutive stock options ..............              182                48
         Effect of convertible preferred stock .........            1,022                --
                                                             ------------      ------------
         Diluted .......................................           39,150            37,601
                                                             ============      ============

Basic Earnings Per Share:
         Income before change in accounting
                principle ..............................     $       0.37      $       0.16

         Preferred stock dividends and accretion .......            (0.01)            (0.01)
                                                             ------------      ------------

                                                             $       0.36      $       0.15
                                                             ============      ============
Diluted Earnings Per Share:
         Income before change in accounting
                principle ..............................     $       0.36      $       0.16

         Preferred stock dividends and accretion .......               --             (0.01)
                                                             ------------      ------------

                                                             $       0.36      $       0.15
                                                             ============      ============

         Stock options to purchase approximately 80,000 shares for the three months ended March 31, 2004 and 1.2 million shares for the three months ended March 31, 2003, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 1.0 million shares attributable to the convertible preferred stock were excluded in the three months ended March 31, 2003, calculation of diluted EPS, as the effect was antidilutive. Net income for the diluted earnings per share calculation for the three months ended March 31, 2004 was adjusted to add back the preferred stock dividends and accretion.

Note 9 - Stock Based Compensation Plans

         The Company uses the intrinsic value method of accounting to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following table reflects the Company's pro forma results if the fair value method had been used for the accounting for these plans (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                 March 31,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------
Net income applicable to common shareholders
before change in accounting principle:
         As Reported .............................     $     13,645      $      5,508
         Stock-based employee
            compensation cost, net of tax ........             (516)           (1,049)
                                                       ------------      ------------
         Pro Forma ...............................     $     13,129      $      4,459
                                                       ============      ============

Earnings per common share before change in
accounting principle:
         Basic, as reported ......................     $       0.36      $       0.15
         Stock-based employee
            compensations cost, net of tax .......            (0.01)            (0.03)
                                                       ------------      ------------
         Basic, pro forma ........................     $       0.35      $       0.12
                                                       ============      ============
         Diluted, as reported ....................     $       0.36      $       0.15
         Stock-based employee
            compensation cost, net of tax ........            (0.01)            (0.03)
                                                       ------------      ------------
         Diluted, pro forma ......................     $       0.35      $       0.12
                                                       ============      ============

         For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 4.0 percent and 3.8 percent in 2004 and 2003 respectively, and expected volatility to be 56 percent and 59 percent, respectively in 2004 and 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the three months ended March 31, 2004 and 2003 was $16.89 and $12.43, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

Note 10 - Business Segment Information (in thousands)

                                   March 31, 2004         December 31, 2003
                                --------------------     --------------------
Identifiable Assets --
   Marine contracting .....     $            623,745     $            623,095
   Oil and gas production..                  265,203                  259,747
                                --------------------     --------------------
         Total ............     $            888,948     $            882,842
                                ====================     ====================

                                        Three Months Ended March 31,
                                       ------------------------------
                                           2004              2003
                                       ------------      ------------
Income (loss) from operations
     Marine contracting ..........     $     (3,217)     $     (5,743)
     Oil and gas production ......           23,800            15,986
                                       ------------      ------------
         Total ...................     $     20,583      $     10,243
                                       ============      ============

         During the quarters ended March 31, 2004 and 2003, respectively, the Company derived $12.7 million and $5.6 million of its revenues from the U.K. sector utilizing $100.0 million and $87.5 million, respectively, of its total assets in this region. Additionally, $2.2 million and $10.3 million of revenues were derived from the Latin America sector during the three months ended March 31, 2004 and 2003, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 11 - Long-Term Debt

         At March 31, 2004, $137.9 million was outstanding on our long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.33% as of March 31, 2004). For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2004, the Company was in compliance with these covenants.

         The Company has a $70 million revolving credit facility due in February 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 2.63% as of March 31, 2004) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). The Company was in compliance with these covenants as of March 31, 2004. As of March 31, 2004, the Company had drawn $15.9 million and the balance was included in current maturities of long-term debt in the accompanying condensed consolidated balance sheet. As of April 30, 2004, this balance had been repaid resulting in no outstanding balance in this facility. A new revolving credit facility is currently being negotiated.

         The Company has a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan is payable in quarterly installments of $1.75 million for three years after delivery of the spar (which was December 2003) with the remaining $15.75 million due at the end of the three years (2006). The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.46% as of March 31, 2004) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of March 31, 2004.

         In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary - "COL") (with a parent guarantee from Cal Dive) completed a capital lease with a bank refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay the bank sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). No gain or loss resulted from this transaction. COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction was accounted for as a capital lease with the present value of the lease obligation (and corresponding asset) being reflected on the Company's consolidated balance sheet beginning in the third quarter of 2003.

         Scheduled maturities of Long-term Debt outstanding as of March 31, 2004 were as follows (in thousands):

                                                                                 Capital
                            MARAD                             Gunnison           Lease &
                            Debt             Revolver         Term Loan           Other             Total
                         ------------      ------------      ------------      ------------      ------------
Less than one year       $      3,045      $     15,858      $      7,000      $      5,829      $     31,732
One to two years                3,246                --             7,000             5,205            15,451
Two to Three years              3,461                --            19,250             2,691            25,402
Three to four years             3,689                --                --             2,526             6,215
Four to five years              3,933                --                --             1,078             5,011
Over five years               120,535                --                --                --           120,535
                         ------------      ------------      ------------      ------------      ------------
Long-term debt                137,909            15,858            33,250            17,329           204,346
Current maturities             (3,045)          (15,858)           (7,000)           (5,829)          (31,732)
                         ------------      ------------      ------------      ------------      ------------
Long-term debt, less
current maturities       $    134,864      $         --      $     26,250      $     11,500      $    172,614
                         ============      ============      ============      ============      ============

         Excluded from long-term debt as of March 31, 2004 is the Company's guarantee of an estimated $22.5 million balloon payment due in 2008 related to the Company's investment in Deepwater Gateway, L.L.C. Terms of the project financing for construction of the tension leg platform require a Company guarantee, however, the Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the balloon payment.

         The Company capitalized interest totaling $243,000 and $930,000 during the quarters ended March 31, 2004 and 2003, respectively. The Company incurred interest expense of $1.4 million and $723,000 during the quarters ended March 31, 2004 and 2003, respectively.

Note 12 - Income Taxes

         An examination of the Company's 2001 and 2002 income tax returns by the Internal Revenue Service ("IRS") was concluded in the first quarter of 2004. As a result of the conclusion of the exam during the first quarter of 2004, the Company recorded an income tax provision benefit of $1.7 million primarily related to research and development credits offset by $430,000 of interest expense related to timing differences with respect to research and development deductions.

         The effective tax rate of 26% in the first quarter of 2004 is lower than the 36% effective tax rate for the first quarter of 2003, primarily due to the impact of the research and development credits, as a result of the conclusion of the IRS examination of the Company's income tax returns for 2001 and 2002.

Note 13 - Litigation and Claims

         The Company is involved in various routine legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. In that regard, in 1998, one of the Company's subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide the Sea Sorceress to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea and soil conditions, the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. The Company was not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million CDN. Seacore has initiated an arbitration proceeding against Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, seeking contribution of one-half of this amount. One of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and CDO holds substantial counterclaims against Seacore.

         During 2002, the Company engaged in a large construction project offshore Trinidad and in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes that under the terms of the contract the Company is entitled to indemnification for the contractual stand-by rate for the vessels during their downtime. The customer has disputed these invoices along with certain other change orders. Of the amounts billed by CDI for this project, $9.6 million had not been collected as of March 31, 2004. The Company has initiated arbitration proceedings, in accordance with the terms of the contract, to resolve this dispute.

         Although the above discussed matters have the potential of significant additional liability, the Company believes that the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 14 - Canyon Offshore

         In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. In connection with the acquisition, the Company committed to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share will be recorded as compensation expense. These remaining shares have been classified as long-term debt in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. In April 2004 and 2003, the Company purchased approximately one-third and one-third, respectively, of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $344,000 and $400,000, respectively, of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. These gross-up amounts were recorded as goodwill in the period paid (i.e., the second quarters of 2004 and 2003).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

         This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward looking statements" under applicable law. Forward looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, offshore weather conditions, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions upon which such forward looking statements are based are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material change. For a complete discussion of risk factors, we direct your attention to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2003. The adoption of FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. The Company adopted FIN No. 46 in the first quarter of 2004. The adoption had no impact on the Company's financial condition or its results of operations. The Company had no involvement with any variable interest entity covered by the scope of FIN No. 46.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         Revenues. During the three months ended March 31, 2004, the Company's revenues increased 36% to $120.7 million compared to $88.9 million for the three months ended March 31, 2003. Of the overall $31.8 million increase, $20.5 million was generated by the Oil and Gas Production segment due to increased oil and gas production and to a lesser extent higher commodity prices. Marine Contracting revenues increased $11.3 million from $54.2 million for the first quarter of 2003 to $65.5 million for the first quarter of 2004 due primarily to increased utilization for the Company's Well Operations vessels (the Q4000 and Seawell).

         Oil and Gas Production revenue for the three months ended March 31, 2004 increased $20.5 million, or 59%, to $55.2 million from $34.7 million during the comparable prior year period. The average realized natural gas price of $5.58 per Mcf, net of hedges in place, during the first quarter of 2004 was 7% higher than the $5.22 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 7% to $30.66 per barrel compared to $28.67 per barrel realized during the first quarter of 2003. The 47% increase in production (10.0 Bcfe for the three months ended

March 31, 2004 compared to 6.8 Bcfe in the first quarter of 2003) is primarily a result of our successful well exploitation program, bringing a subsea PUD development at High Island 544 online and the Gunnison spar wells which began producing in December 2003.

         Gross Profit. Gross profit of $31.7 million for the first quarter of 2004 represented a 65% increase compared to the $19.2 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing 68% of the increase. Marine Contracting gross profit increased to $4.0 million, for the three months ended March 31, 2004, from essentially breakeven in the prior year period. The majority of the increase was attributable to our Well Ops vessels, Seawell and Q4000. Utilization of these vessels was 82% in the first quarter of 2004 compared with 51% in the first quarter of 2003. Oil and gas production gross profit increased $8.6 million, or 45%, due to higher levels of production (47%) and commodity price increases.

         Gross margins of 26% in the first quarter of 2004 were four points better than the 22% in the prior year period. Marine Contracting margins increased six points to 6% for the three months ended March 31, 2004, from essentially breakeven in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment decreased five points to 50% for the three months ended March 31, 2004, from 55% in the year ago quarter, due primarily to higher depreciation and amortization of $17.5 million in the first quarter of 2004 compared with $8.2 million in the first quarter of 2003. This increase is due in part to the relatively high (36%) amortization rate on the Gunnison wells.

         Selling & Administrative Expenses. Selling and administrative expenses of $11.2 million for the three months ended March 31, 2004 were $2.2 million higher than the $9.0 million incurred in the first quarter of 2003 due to an increase in the costs associated with the ERT incentive compensation program (which is tied directly to the Oil and Natural Gas Production segment profitability that was significantly higher in the first quarter of 2004 compared to the first quarter of 2003) and a new 2004 Marine Contracting compensation program. Selling and administrative expenses at 9% of revenues for the first quarter improved one point as compared to the comparable prior year period.

         Other (Income) Expense. The Company reported other expense of $1.6 million for the three months ended March 31, 2004 compared to other expense of $1.1 million for the three months ended March 31, 2003. Net interest expense of $1.4 million in the first quarter of 2004 is higher than the $713,000 incurred in the three months ended March 31, 2003 with approximately $430,000 related to interest on the tax audit settlement discussed below.

         Income Taxes. Income taxes increased to $5.0 million for the three months ended March 31, 2004 compared to $3.3 million in the comparable prior year period due to increased profitability. The effective tax rate of 26% in the first quarter of 2004 is lower than the 36% effective tax rate for the first quarter of 2003 primarily due to the impact of the research and development credits as a result of the conclusion of the Internal Revenue Service ("IRS") examination of the Company's income tax returns for 2001 and 2002.

         Net Income. Net income of $13.6 million for the three months ended March 31, 2004 was $7.6 million greater than the comparable period in 2003 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions. These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. The private placement of convertible preferred stock in January 2003 and cash flow from operations have enabled us to reduce this ratio to 33% as of March 31, 2004.

         Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair market value.

         During 2003 and the first three months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to fix cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a liability of $3.4 million as of March 31, 2004. The Company recorded $772,000 of unrealized losses, net of taxes of $414,000, in other comprehensive income within shareholders' equity as these hedges were highly effective. During the first quarter of 2004, the Company reclassified approximately $1.7 million of losses from other comprehensive income to oil and gas production revenues upon the sale of the related oil and gas production.

         Operating Activities. Net cash provided by operating activities was $34.9 million during the three months ended March 31, 2004, as compared to $1.6 million during the first three months of 2003 due primarily to an increase in profitability ($7.6 million), a $10.4 million increase in depreciation and amortization resulting from the aforementioned increase in production levels (including the Gunnison spar wells that began producing in December 2003) and funding from accounts receivable collections increasing $10.4 million.

         In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility is valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The $2.0 million will be amortized over the five year term of the agreement. Net trade receivables from Horizon at March 31, 2004 were approximately $5.0 million.

         Investing Activities. We incurred $14.2 million of capital expenditures during the first three months of 2004 compared to $18.8 million during the comparable prior year period. Included in the capital expenditures during the first quarter of 2004 was $5.5 million for the purchase of our intervention riser system installed on the Q4000 and $7.6 million for ERT well exploitation programs and further Gunnison field development. Included in the capital expenditures during the first quarter of 2003 was $7.1 million for the Canyon Master Service Agreement with Technip/Coflexip, $3.0 million related to an ERT offshore property acquisition and wellwork and $7.2 million related to Gunnison development costs, including the spar.

         In March 2003, ERT acquired additional interests, ranging from 45% to 84%, in four fields acquired in 2002, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

         In June 2002, CDI, along with GulfTerra Energy Partners L.P. ("GulfTerra"), formed Deepwater Gateway, L.L.C. (a 50/50 venture) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs is estimated to be approximately $126 million (approximately $118 million of which had been incurred as of March 31, 2004). In August 2002, the Company along with GulfTerra, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment for CDI of $33 million, all of which had been paid as of March 31, 2004, and is recorded as Investment in Production Facilities in the accompanying consolidated balance sheet. Terms of the financing also require CDI to guarantee a balloon payment at the end of the financing term in 2008 (estimated to be $22.5 million). The Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the balloon payment.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, estimated development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. The exploratory phase was expanded to ensure field delineation resulting in the investment partnership, which assumed the exploratory risk, funding approximately $20 million of exploratory drilling costs. With the sanctioning of a commercial discovery, the Company funded ongoing development and production costs. Cal Dive's share of such project development costs is estimated to be $120 million ($110 million of which had been incurred as of March 31, 2004) with over half of that for construction of the spar which was placed in service in December 2003. The Company's Chief Executive Officer, as a Class A limited partner of OKCD, personally owns approximately 57% of the partnership. Other executive officers of the Company own approximately 6% combined, of the partnership. OKCD has also awarded Class B limited partnership interests to key CDI employees. See footnote 11 to the Company's Condensed Consolidated Financial Statements included herein for discussion of the financing related to the spar construction. Production began in December 2003.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. Our largest debt financing has been the MARAD debt. No draws were made on this facility in 2004 and 2003. The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made one payment each during the three months ended March 31, 2004 and 2003 totaling $1.5 million and $1.4 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.33% as of March 31, 2004). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2004, we were in compliance with these covenants.

         The Company has a $70 million revolving credit facility which expires in February 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios (approximately 2.63% as of March 31, 2004) and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). The Company was in compliance with these covenants as of March 31, 2004. As of March 31, 2004, the Company had drawn $15.9 million and the balance was included in current maturities of long-term debt in the accompanying condensed consolidated balance sheet. As of April 30, 2004, this balance had been repaid resulting in no outstanding balance in this facility. A new revolving credit facility is currently being negotiated. Based on the Company's current liquidity position and expected cash flows, we believe this has no impact on our ability to achieve our planned growth.

         The Company has a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan is payable in quarterly installments of $1.75 million for three years after delivery of the spar (which was December 2003) with the remaining $15.75 million due at the end of the three years (2006). The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.46% as of March 31, 2004) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of March 31, 2004.

         In January 2003, CDI completed the private placement of $25 million of preferred stock which is convertible into 833,334 shares of CDI common stock at $30 per share. The preferred stock was issued to a private investment firm. The preferred stock holder has the right to purchase as much as $30 million in additional preferred stock for a period of two years beginning in July 2003. The conversion price of the additional preferred stock will equal 125% of the then prevailing price of Cal Dive common stock, subject to a minimum conversion price of $30 per common share. The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares at Cal Dive's option. CDI paid these dividends in 2004 and 2003 on the last day of the respective quarter in cash. After the second anniversary, the holder may redeem the value of its original investments in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share under the if converted method based on the Company's common share price at the beginning of the applicable period.

         During the first three months of 2004 and 2003, we made payments of $1.0 million and $367,000, respectively, on capital leases relating to Canyon. The only other financing activity during the three months ended March 31, 2004 and 2003 involved the exercise of employee stock options ($2.5 million and $2.8 million, respectively).

         The following table summarizes our contractual cash obligations as of March 31, 2004 and the scheduled years in which the obligation are contractually due (in thousands):

                                                      Less Than 1                                      After 5
                                         Total           Year          1-3 Years       3-5 Years         Years
                                      -----------     -----------     -----------     -----------     -----------
MARAD debt                            $   137,909     $     3,045     $     6,707     $     7,622     $   120,535
Gunnison Term Debt                         33,250           7,000          26,250              --              --
Revolving debt                             15,858          15,858              --              --              --
Canyon capital leases and other            17,329           5,829           7,896           3,604              --
Gunnison development                       10,000          10,000              --              --              --
Investments in Deepwater Gateway,           8,000           8,000              --              --              --
L.L.C. (A)
Operating leases                            9,950           7,823           1,530             333             264
    Total cash obligations            $   232,296     $    57,555     $    42,383     $    11,559     $   120,799

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

ITEM 3.  Quantitative and qualitative disclosure about market risk

         The Company is currently exposed to market risk in three major areas: interest, commodity prices and foreign currency. Because the majority of the Company's debt at March 31, 2004 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments, but every 100 basis points move in interest rates would result in $2.0 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

         The Company has utilized derivative financial instruments with respect to a portion of 2004 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

         As of March 31, 2004, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                    Instrument     Average Monthly   Weighted Average
      Production Period                Type            Volumes             Price
------------------------------     ------------    ---------------   ----------------
Crude Oil:
     April - June 2004                 Swap           47 MBbl             $26.11
     April - June 2004                 Swap            5 MBbl             $26.70
     April - June 2004                 Swap           10 MBbl             $27.00
     July - August 2004                Swap           20 MBbl             $26.00
     July - December 2004              Swap           10 MBbl             $27.50
     July - December 2004              Swap           20 MBbl             $27.75
     September - December 2004         Swap           15 MBbl             $29.50

Natural Gas:
     April - June 2004                Collar        483,000 MMBtu       $5.00-$6.60
     July - December 2004             Collar        100,000 MMBtu       $5.00-$6.25

         Subsequent to March 31, 2004, the Company entered into an additional oil swap for the period July through December 2004. The contract covers 10 MBbl per month at $31.65. The Company also entered into an additional natural gas costless collar for the period July through December 2004. The contract covers 300,000 MMBtu per month at a floor price of $5.00 and a ceiling price of $7.77.

         Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

         Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three months ended March 31, 2004 and 2003, respectively, did not have a material effect on reported amounts of revenues or net income.

         Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders' equity section of our balance sheet. Approximately 13% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded gains (losses) of $2.0 million and $(803,000), net of taxes, to our equity account for the three months ended March 31, 2004 and 2003, respectively, to reflect the net impact of the decline of the U.S. dollar (British Pound - 2003) against the British Pound (U.S. dollar - 2003).

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the three months ended March 31, 2004 and 2003, respectively, were not material to the Company's results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended March 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Part I, Item I, Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.


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

                  Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

                  Exhibit 32.1 - Section 1350 Certification by Owen Kratz, Chief Executive Officer

                  Exhibit 32.2 - Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

                  Exhibit 99.1 - Independent Accountants' Review Report

         (b)      Reports on Form 8-K -

                  Current Report on Form 8-K furnished to the SEC on February 25, 2004 to report the Company's 2003 fourth quarter and full year financial results, and forecast for 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAL DIVE INTERNATIONAL, INC.


Date:  May 10, 2004                 By: /s/ Owen Kratz
                                        ----------------------------------------
                                        Owen Kratz, Chairman
                                        and Chief Executive Officer


Date:  May 10, 2004                 By: /s/ A. Wade Pursell
                                        ----------------------------------------
                                        A. Wade Pursell, Senior Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

                  Exhibits -

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