Form 10-Q
period 2004-06-30
CAL DIVE INTERNATIONAL INC
filed 2004-08-09
CIK 866829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the quarterly period ended June 30, 2004

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

                                 ---------------

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (X)    No     ( )

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   (X)    No     ( )

      At August 9, 2004 there were 38,279,995 shares of common stock, no par value, outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                      INDEX

                                                                                Page
Part I. Financial Information

  Item 1. Financial Statements

  Condensed Consolidated Balance Sheets -

      June 30, 2004 and December 31, 2003 ...................................     1

  Condensed Consolidated Statements of Operations -

      Three Months Ended June 30, 2004 and
            June 30, 2003 ...................................................     2

      Six Months Ended June 30, 2004 and June 30, 2003 ......................     3

  Condensed Consolidated Statements of Cash Flows -

      Six Months Ended June 30, 2004 and June 30, 2003 ......................     4

  Notes to Condensed Consolidated Financial Statements ......................     5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................    14

  Item 3. Quantitative and Qualitative Disclosure about Market Risk .........    22

  Item 4. Controls and Procedures ...........................................    23

Part II: Other Information

  Item 1. Legal Proceedings .................................................    23

  Item 2. Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities ...........................    23

  Item 4  Submission of Matters to a Vote of Security Holders ...............    24

  Item 6. Exhibits and Reports on Form 8-K ..................................    25

  Signatures ................................................................    26

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                2004            2003
                                                                              ---------     ------------
                                                                             (UNAUDITED)
                                                 ASSETS

Current assets:
  Cash and cash equivalents .............................................     $  67,308      $   6,378
  Restricted cash .......................................................             -          2,433
  Accounts receivable --
     Trade, net of revenue allowance on gross amounts billed
      of $8,559 and $8,518 ..............................................        72,169         78,733
     Unbilled revenue ...................................................        18,412         17,874
  Other current assets ..................................................        26,410         25,232
                                                                              ---------      ---------
          Total current assets ..........................................       184,299        130,650
                                                                              ---------      ---------
Property and equipment ..................................................       824,171        802,694
  Less-- Accumulated depreciation .......................................      (228,735)      (183,891)
                                                                              ---------      ---------
                                                                                595,436        618,803

Other assets:
  Investment in production facilities - Deepwater Gateway, L.L.C ........        50,300         34,517
  Goodwill, net .........................................................        82,458         81,877
  Other assets, net .....................................................        26,628         16,995
                                                                              ---------      ---------
                                                                              $ 939,121      $ 882,842
                                                                              =========      =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................     $  42,092      $  50,897
  Accrued liabilities ...................................................        58,518         36,850
  Current maturities of long-term debt ..................................        15,736         16,199
                                                                              ---------      ---------
          Total current liabilities .....................................       116,346        103,946
                                                                              ---------      ---------
Long-term debt ..........................................................       167,712        206,632
Deferred income taxes ...................................................       103,725         89,274
Decommissioning liabilities .............................................        73,740         75,269
Other long-term liabilities .............................................         1,351          2,042
                                                                              ---------      ---------
          Total liabilities .............................................       462,874        477,163

Convertible preferred stock .............................................        54,016         24,538
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 51,864
     and 51,460 shares issued ...........................................       208,479        199,999
  Retained earnings .....................................................       210,572        178,718
  Treasury stock, 13,602 shares, at cost ................................        (3,741)        (3,741)
  Accumulated other comprehensive income ................................         6,921          6,165
                                                                              ---------      ---------
          Total shareholders' equity ....................................       422,231        381,141
                                                                              ---------      ---------
                                                                              $ 939,121      $ 882,842
                                                                              =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            2004         2003
                                                          --------     --------
Net revenues:
  Marine contracting ...............................      $ 66,418     $ 68,982
  Oil and gas production ...........................        61,283       32,857
                                                          --------     --------
                                                           127,701      101,839
Cost of sales:
  Marine contracting ...............................        58,622       59,545
  Oil and gas production ...........................        27,664       18,097
                                                          --------     --------
     Gross profit ..................................        41,415       24,197

Selling and administrative expenses ................        12,663        8,628
                                                          --------     --------
Income from operations .............................        28,752       15,569
  Equity in earnings of Deepwater Gateway, L.L.C ...         1,310            -
  Net interest expense and other ...................         1,242        1,077
                                                          --------     --------
Income before income taxes .........................        28,820       14,492
  Provision for income taxes .......................        10,228        5,217
                                                          --------     --------
Net income .........................................        18,592        9,275
  Preferred stock dividends and accretion ..........           384          363
                                                          --------     --------
Net income applicable to common shareholders .......      $ 18,208     $  8,912
                                                          ========     ========

Earnings per common share:
  Basic ............................................      $   0.48     $   0.24
  Diluted ..........................................      $   0.47     $   0.24
                                                          ========     ========

Weighted average common shares outstanding:
  Basic ............................................        38,180       37,634
  Diluted ..........................................        39,452       37,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    2004          2003
                                                                  ---------     ---------
Net revenues:
  Marine contracting ........................................     $ 131,938     $ 123,210
  Oil and gas production ....................................       116,478        67,529
                                                                  ---------     ---------
                                                                    248,416       190,739
Cost of sales:
  Marine contracting ........................................       120,169       113,788
  Oil and gas production ....................................        55,090        33,558
                                                                  ---------     ---------
     Gross profit ...........................................        73,157        43,393

Selling and administrative expenses .........................        23,821        17,581
                                                                  ---------     ---------
Income from operations ......................................        49,336        25,812
  Equity in earnings (losses) of Deepwater Gateway, L.L.C ...         1,310          (107)
  Net interest expense and other ............................         2,796         2,071
                                                                  ---------     ---------
Income before income taxes and change in accounting
  principle .................................................        47,850        23,634
  Provision for income taxes ................................        15,248         8,508
                                                                  ---------     ---------
Income before change in accounting principle ................        32,602        15,126
  Cumulative effect of change in accounting
    principle, net ..........................................             -           530
                                                                  ---------     ---------
Net Income ..................................................        32,602        15,656
  Preferred stock dividends and accretion ...................           748           706
                                                                  ---------     ---------
Net income applicable to common shareholders ................     $  31,854     $  14,950
                                                                  =========     =========

Earnings per common share
  Basic:
    Earnings per share before change in
        accounting principle ................................     $    0.84     $    0.38
    Cumulative effect of change in accounting
      principle .............................................             -          0.01
                                                                  ---------     ---------
    Earnings per share ......................................     $    0.84     $    0.39
                                                                  =========     =========

  Diluted:
    Earnings per share before change in accounting
      principle .............................................     $    0.83     $    0.38
    Cumulative effect of change in accounting
      principle .............................................             -          0.01
                                                                  ---------     ---------
    Earnings per share ......................................     $    0.83     $    0.39
                                                                  =========     =========

Weighted average common shares outstanding:
  Basic .....................................................        38,063        37,593
  Diluted ...................................................        39,357        37,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             2004           2003
                                                                           ---------      ---------
Cash flows from operating activities:
  Net income ......................................................        $  32,602      $  15,656
  Adjustments to reconcile net income to net cash
       provided by operating activities--
     Cumulative effect of change in accounting principle ..........                -           (530)
     Depreciation and amortization ................................           52,581         32,353
     Deferred income taxes ........................................           15,248          8,343
     Equity in (earnings) losses of Deepwater Gateway, L.L.C ......           (1,310)           107
     Loss on sale of assets .......................................                -             45
     Changes in operating assets and liabilities:
       Accounts receivable, net ...................................            6,251        (11,248)
       Other current assets .......................................           (1,153)         1,886
       Accounts payable and accrued liabilities ...................           12,345        (13,649)
       Other noncurrent, net ......................................          (13,067)        (8,572)
                                                                           ---------      ---------
          Net cash provided by operating activities ...............          103,497         24,391
                                                                           ---------      ---------
Cash flows from investing activities:
  Capital expenditures ............................................          (20,776)       (42,286)
  Investment in Deepwater Gateway, L.L.C ..........................          (14,473)        (1,545)
  Restricted cash .................................................           (4,259)            74
  Proceeds from sales of property .................................                -            200
                                                                           ---------      ---------
          Net cash used in investing activities ...................          (39,508)       (43,557)
                                                                           ---------      ---------
Cash flows from financing activities:
  Sale of convertible preferred stock, net of transaction costs ...           30,000         24,100
  Repayment of MARAD borrowings ...................................           (1,451)        (1,361)
  Repayments on line of credit, net ...............................          (30,189)        (6,197)
  Borrowings on term loan .........................................                -          3,774
  Repayment of term loan borrowings ...............................           (3,500)             -
  Capital lease payments ..........................................           (1,849)          (740)
  Preferred stock dividends paid ..................................             (520)          (481)
  Redemption of stock in subsidiary ...............................           (2,462)        (2,676)
  Exercise of stock options, net ..................................            6,795          3,088
                                                                           ---------      ---------
          Net cash (used in) provided by financing activities .....           (3,176)        19,507
                                                                           ---------      ---------
Effect of exchange rate changes on cash and cash
  equivalents .....................................................              117             45
Net increase in cash and cash equivalents .........................           60,930            386
Cash and cash equivalents:
  Balance, beginning of period ....................................            6,378              -
                                                                           ---------      ---------
  Balance, end of period ..........................................        $  67,308      $     386
                                                                           =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc., (collectively, "Cal Dive", "CDI" or the "Company") and its majority owned subsidiaries. The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. using the equity method of accounting as the Company does not have voting or operational control of this entity. All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

      Management has reflected all adjustments (which were normal recurring adjustments) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations, and cash flows, as applicable. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company's balance sheet as of December 31, 2003 included herein has been derived from the audited balance sheet as of December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

      Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes to make them consistent with the current presentation format.

Note 2 - Statement of Cash Flow Information

      The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. The Company had $2.4 million of restricted cash as of December 31, 2003, of which $2.3 million represented amounts securing a performance bond which was released in March 2004. As of June 30, 2004, the Company had $6.7 million of restricted cash included in other assets, net, of which $6.5 million related to Energy Resource Technology, Inc. ("ERT") escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

      During the three and six months ended June 30, 2004, the Company made cash payments for interest charges, net of capitalized interest, of $438,000 and $1.6 million, respectively. During the three and six months ended June 30, 2003, the Company made cash payments for interest charges, net of capitalized interest, of $0 and $451,000, respectively.

Note 3 - Major Customers and Concentration of Credit Risk

      In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at June 30, 2004 were approximately $4.4 million.

Note 4 - Comprehensive Income

      The components of total comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                    ----------------------      ----------------------
                                                                      2004          2003          2004          2003
                                                                    --------      --------      --------      --------
Net Income ................................................         $ 18,592      $  9,275      $ 32,602      $ 15,656
Cumulative foreign currency translation adjustment, net ...             (762)        2,150         1,208         1,347
Unrealized gain (loss) on commodity hedges, net ...........              320           (77)         (452)       (1,796)
                                                                    --------      --------      --------      --------

Total comprehensive income ................................         $ 18,150      $ 11,348      $ 33,358      $ 15,207
                                                                    ========      ========      ========      ========

      The components of accumulated other comprehensive income are as follows (in thousands):

                                                                  June 30,      Dec. 31,
                                                                    2004          2003
                                                                  --------      -------
Cumulative foreign currency translation adjustment, net ....      $  8,800      $ 7,592
Unrealized loss on commodity hedges, net ...................        (1,879)      (1,427)
                                                                  --------      -------

Accumulated other comprehensive income .....................      $  6,921      $ 6,165
                                                                  ========      =======

Note 5 - Derivatives

      The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair market value.

      During 2003 and the first six months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to fix cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a net liability of $2.9 million as of June 30, 2004. The Company recorded approximately $452,000 of unrealized losses, net of taxes of $239,000, during the first six months of 2004 in other comprehensive income, a component of shareholders' equity, as these hedges were highly effective. During the second quarter and first six months of 2004, the Company reclassified approximately $2.2 million and $3.9 million, respectively, of losses from other comprehensive income to oil and gas production revenues upon the sale of the related oil and gas production.

      As of June 30, 2004, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

                                                                          AVERAGE
                                       INSTRUMENT                         MONTHLY                               WEIGHTED
           PRODUCTION PERIOD              TYPE                            VOLUMES                             AVERAGE PRICE
           -----------------              ----                            -------                             -------------
Crude Oil:
         July - December 2004             Swap                             77 MBbl                                $31.18
         January - June 2005              Swap                             20 MBbl                                $35.80
Natural Gas:
         July - December 2004            Collar                         600,000 MMBtu                         $5.33 - $7.43
         January - June 2005             Collar                         200,000 MMBtu                         $5.50 - $7.70

Note 6 - Foreign Currency

      The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a loss of $762,000 and a gain of $1.2 million, net of taxes of $410,000 and $650,000, respectively, in the second quarter and first six months of 2004, respectively, is included in accumulated other comprehensive income, a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the quarter and six months ended June 30, 2004 were not material to the Company's results of operations or cash flows.

      Canyon Offshore, Inc. ("Canyon"), the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the quarter and six months ended June 30, 2004 were not material to the Company's results of operations or cash flows.

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

                                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                                          ---------------------------   -------------------------
                                                                            2004             2003         2004            2003
                                                                            ----             ----         ----            ----
Income before change in accounting principle .........................    $ 18,592        $    9,275    $ 32,602        $ 15,126
Preferred stock dividends and accretion ..............................        (384)             (363)       (748)           (706)
                                                                          --------        ----------    --------        --------
Net income applicable to common shareholders before change in
  accounting principle ...............................................    $ 18,208        $    8,912    $ 31,854        $ 14,420
                                                                          ========        ==========    ========        ========

Weighted-average common shares outstanding:

                  Basic ................................................       38,180          37,634        38,063        37,593
                  Effect of dilutive stock options .....................          244              98           218           106
                  Effect of convertible preferred stock ................        1,028               -         1,076             -
                                                                             --------      ----------      --------      --------
                  Diluted ..............................................       39,452          37,732        39,357        37,699
                                                                             ========      ==========      ========      ========

Basic Earnings Per Share:
                  Income before change in accounting
                     principle .........................................     $   0.49      $     0.25      $   0.86      $   0.40

                  Preferred stock dividends and accretion ..............        (0.01)          (0.01)        (0.02)        (0.02)
                                                                             --------      ----------      --------      --------

                                                                             $   0.48      $     0.24      $   0.84      $   0.38
                                                                             ========      ==========      ========      ========

Diluted Earnings Per Share:
                  Income before change in accounting
                     principle .........................................     $   0.47      $     0.25      $   0.83      $   0.40

                  Preferred stock dividends and accretion ..............            -           (0.01)            -         (0.02)
                                                                             --------      ----------      --------      --------

                                                                             $   0.47      $     0.24      $   0.83      $   0.38
                                                                             ========      ==========      ========      ========

      Stock options to purchase approximately 0 and 124,000 shares for the three and six months ended June 30, 2004, respectively, and 1.1 million shares for each of the three and six months ended June 30, 2003, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 1.4 million and 1.1 million shares attributable to the convertible preferred stock were excluded in the three and six months ended June 30, 2003, respectively, calculation of diluted EPS, as the effect was antidilutive. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2004 was adjusted to add back the preferred stock dividends and accretion.

Note 8 - Stock Based Compensation Plans

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

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                      -------------------------      --------------------------
                                                         2004           2003            2004           2003
                                                         ----           ----            ----           ----
Net income applicable to common
shareholders before change in
accounting principle:

As Reported .....................................     $   18,208      $   8,912      $   31,854      $   14,420
Stock-based employee
compensation cost, net of tax ...................           (631)          (820)         (1,147)         (1,871)
                                                      ----------      ---------      ----------      ----------
Pro Forma .......................................     $   17,577      $   8,092      $   30,707      $   12,549
                                                      ==========      =========      ==========      ==========

Earnings per common share before
change in accounting principle:
       Basic, as reported                             $     0.48      $    0.24      $     0.84      $     0.38
       Stock-based employee
                  compensations cost, net of tax           (0.02)         (0.02)          (0.03)          (0.05)
                                                      ----------      ---------      ----------      ----------
         Basic, pro forma                             $     0.46      $    0.22      $     0.81      $     0.33
                                                      ==========      =========      ==========      ==========

         Diluted, as reported                         $     0.47      $    0.24      $     0.83      $     0.38
         Stock-based employee
                  compensation cost, net of tax            (0.02)         (0.02)          (0.03)          (0.05)
                                                      ----------      ---------      ----------      ----------
         Diluted, pro forma                           $     0.45      $    0.22      $     0.80      $     0.33
                                                      ==========      =========      ==========      ==========

      For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years; risk-free interest rate assumed to be approximately 4.0 percent and 3.8 percent in 2004 and 2003, respectively; and expected volatility to be approximately 56 percent and 59 percent, respectively, in 2004 and 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the first six months of 2004 and 2003 was $17.59 and $12.63, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

Note 9 - Business Segment Information (in thousands)

                                              June 30, 2004         December 31, 2003
                                              -------------         -----------------
Identifiable Assets --
         Marine contracting ...........          $670,253               $623,095
         Oil and gas production .......           268,868                259,747
                                                 --------               --------
                  Total ..............           $939,121               $882,842
                                                 ========               ========

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------       -------------------------
                                                 2004              2003            2004            2003
                                                 ----              ----            ----            ----
Income (loss) from operations .........
         Marine contracting ...........        $   (396)          $  3,985       $ (3,534)       $ (1,759)
         Oil and gas production .......          29,148             11,584         52,870          27,571
                                               --------           --------       --------        --------
                  Total ...............        $ 28,752           $ 15,569       $ 49,336        $ 25,812
                                               ========           ========       ========        ========

      During the three and six months ended June 30, 2004, the Company derived $22.0 million and $34.7 million, respectively, of its revenues from the U.K. sector utilizing $116.1 million of its total assets in this region. During the three and six months ended June 30, 2003, the Company derived $16.2 million and $21.8 million, respectively, from the U.K. sector utilizing $111.6 million of its total assets in this region. Additionally, $35,000 and $2.3 million, of revenues were derived from the Latin America sector during the three and six months ended June 30, 2004, respectively, and $22.8 million and $33.1 million during the three and six months ended June 30, 2003, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 10 - Long-Term Debt

      At June 30, 2004, $137.9 million was outstanding on our long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.35% as of June 30, 2004). For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2004, the Company was in compliance with these covenants.

      The Company has a $70 million revolving credit facility due in February 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of June 30, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility. A new revolving credit facility is currently being negotiated.

      The Company has a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan is payable in quarterly installments of $1.75 million for three years after delivery of the spar (which was December 2003) with the remaining $15.75 million due at the end of the three years (2006). The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.38% as of June 30, 2004) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of June 30, 2004.

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

      Scheduled maturities of Long-term Debt outstanding as of June 30, 2004 were as follows (in thousands):

                                                                                    Capital
                                              MARAD                 Gunnison        Lease &
                                              Debt       Revolver   Term Loan        Other          Total
                                            ---------    --------   ---------      ---------      ---------
Less than one year                          $   3,045      $ --     $   7,000      $   5,691      $  15,736
One to two years                                3,246        --         7,000          2,789         13,035
Two to Three years                              3,461        --        17,500          2,580         23,541
Three to four years                             3,689        --            --          2,546          6,235
Four to five years                              3,933        --            --            433          4,366
Over five years                               120,535        --            --             --        120,535
                                            ---------      ----     ---------      ---------      ---------
                                              137,909        --        31,500         14,039        183,448
Long-term debt
Current maturities                             (3,045)       --        (7,000)        (5,691)       (15,736)
                                            ---------      ----     ---------      ---------      ---------
Long-term debt, less current maturities     $ 134,864      $ --     $  24,500      $   8,348      $ 167,712
                                            =========      ====     =========      =========      =========

      In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company's long-term debt, was converted to a term loan. The term loan is collateralized by substantially all of Deepwater Gateway, L.L.C.'s assets and is non-recourse to the Company except for the balloon payment due at the end of the term. In the event of default, the Company would be required to pay up to $22.5 million; however, the Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the $22.5 million.

      The Company capitalized interest totaling $0 and $243,000 during the three and six months ended June 30, 2004 respectively. The Company capitalized interest totaling $1.0 million and $1.9 million during the three and six months ended June 30, 2003, respectively. The Company incurred interest expense of $1.0 million and $2.1 million during the three and six months ended June 30, 2004, respectively, and $833,000 and $1.6 million during the three and six months ended June 30, 2003, respectively.

Note 11 - Income Taxes

      The effective tax rate of 35.5% in the second quarter of 2004 is lower than the 36% effective tax rate for the second quarter of 2003, primarily due to a higher proportion of the Company's pre-tax income being generated in lower tax rate jurisdictions in the second quarter of 2004 than in the second quarter of 2003.

      The Internal Revenue Service ("IRS") concluded its examination of the 2001 pre-acquisition income tax return for Canyon in the second quarter of 2004. The resolution of this audit did not have a material impact on the condensed consolidated financial statements of the Company.

      The examination of the Company's 2001 and 2002 income tax returns by the IRS was concluded in the first quarter of 2004. As a result, the Company recorded an income tax benefit of $1.7 million during the first quarter of 2004 primarily related to research and development credits offset by $430,000 of interest expense related to timing differences with respect to research and development deductions.

      The Company considers the undistributed earnings of its non-U.S. subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends, or if the Company should sell its stock in the subsidiaries.

Note 12 - Commitments and Contingencies

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

      During 2002, the Company engaged in a large construction project offshore Trinidad and in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes under the terms of the contract the Company is entitled to indemnification for the contractual stand-by rate for the vessels during their downtime. The customer has disputed these invoices along with certain other change orders. In May 2004, the Company and its customer settled certain elements of the dispute. Of the amounts billed by CDI for this project, $6.8 million had not been collected as of June 30, 2004. The Company has initiated arbitration proceedings on the remaining disputed invoices in accordance with the terms of the contract.

      Although the above discussed matters have the potential of significant additional liability, the Company believes the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 13 - Canyon Offshore

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

Note 14 - Convertible Preferred Stock

      On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock (Series A-2 Cumulative Convertible Preferred Stock, par value $0.01 per share). In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share.

      The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares at Cal Dive's option. CDI paid these dividends in 2004 and 2003 on the last day of the respective quarter in cash. After the second anniversary of the original issuance, the holder may redeem the value of its original and additional investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash. Under certain conditions (the Company's stock price falling below $7.35 per share and the occurrence of a restatement in the Company's earnings), the holder could redeem its investment prior to the second anniversary of the original issuance.

      The proceeds received from the sales of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred, and are being accreted through the statement of operations through January 2005. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share using the if converted method based on the Company's common share price at the beginning of the applicable period for the original $25 million issuance and on the date of issuance (June 25, 2004) for the additional $30 million.

Note 15 - Related Party Transactions

      In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, estimated development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. The exploratory phase was expanded to ensure field delineation resulting in the investment partnership, which assumed the exploratory risk, funding approximately $20 million of exploratory drilling costs. With the sanctioning of a commercial discovery, the Company funded ongoing development and production costs. Cal Dive's share of such project development costs is estimated to be $121 million ($114 million of which had been incurred as of June 30, 2004) with over half of that for construction of the spar which was placed in service in December 2003. The Company's Chief Executive Officer, as a Class A limited partner of OKCD, personally owns approximately 57% of the partnership. Other executive officers of the Company own approximately 6% combined, of the partnership. OKCD has also awarded Class B limited partnership interests to key CDI employees. Production began in December 2003. Payments to OKCD from ERT totaled $4.9 million and $7.7 million in the three and six months ended June 30, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

      This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, offshore weather conditions, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions upon which such forward looking statements are based are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material change. For a complete discussion of risk factors, we direct your attention to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and 2003

      Revenues. During the three months ended June 30, 2004, the Company's revenues increased 25% to $127.7 million compared to $101.8 million for the three months ended June 30, 2003. The overall $25.9 million increase was generated entirely by the Oil and Gas Production segment due to increased oil and gas production and higher commodity prices.

      Oil and Gas Production revenue for the three months ended June 30, 2004 increased $28.4 million, or 87%, to $61.3 million from $32.9 million during the comparable prior year period. Production increased 49% (10.0 Bcfe for the three months ended June 30, 2004 compared to 6.7 Bcfe in the second quarter of 2003) primarily as a result of our successful well exploitation program, bringing a subsea PUD development at High Island 544 online late in 2003, and the Gunnison spar wells which began producing in December 2003 (2.0 BCFe in second quarter 2004 compared with 0 BCFe in second quarter 2003). The average realized natural gas price of $6.22 per Mcf, net of hedges in place, during the second quarter of 2004 was 24% higher than the $5.02 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 24% to $32.97 per barrel compared to $26.64 per barrel realized during the second quarter of 2003.

      Gross Profit. Gross profit of $41.4 million for the second quarter of 2004 represented a 71% increase compared to the $24.2 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing all of the increase. Marine Contracting gross profit decreased $1.6 million to $7.8 million, for the three months ended June 30, 2004, from $9.4 million in the prior year period. The majority of the decrease was attributable to lower utilization of our Deepwater vessels (57% in the second quarter of 2004 compared with 78% in the second quarter of 2003) and lower utilization of one of our Well Ops vessels, the Q4000 (49% in the second quarter of 2004 compared with 82% in the second quarter of 2003). Oil and gas production gross profit increased $18.8 million, or 128%, due to the aforementioned 49% increase in production and higher commodity prices.

      Gross margins of 32% in the second quarter of 2004 were eight points better than the 24% in the prior year period. Marine Contracting margins decreased two points to 12% for the three months ended June 30, 2004, from 14% in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased ten points to 55% for the three months ended June 30, 2004, from 45% in the year ago quarter, due primarily to the higher oil and gas prices.

      Selling & Administrative Expenses. Selling and administrative expenses of $12.7 million for the three months ended June 30, 2004 were $4.0 million higher than the $8.6 million incurred in the second quarter of 2003 due to an increase in the costs associated with the 2004 Marine Contracting compensation program which is based on certain individual performance criteria and the Company's profitability, and the ERT incentive compensation program (which is tied directly to the Oil and Gas Production segment profitability that was significantly higher in the second quarter of 2004 compared to the second quarter of 2003). Selling and administrative expenses at 10% of revenues for the second quarter increased one point as compared to the comparable prior year period.

      Equity in Earnings of Deepwater Gateway, L.L.C. Equity in earnings of the Company's 50% investment in Deepwater Gateway, L.L.C. increased to $1.3 million in the second quarter of 2004 compared with $0 in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C.

      Other (Income) Expense. The Company reported other expense of $1.2 million for the three months ended June 30, 2004 compared to other expense of $1.1 million for the three months ended June 30, 2003. Net interest expense of $1.1 million in the second quarter of 2004 was higher than the $824,000 incurred in the three months ended June 30, 2003 due primarily to $0 of capitalized interest in the second quarter of 2004 compared with $1.0 million in the second quarter of 2003, which related to the Company's investment in Gunnison and construction of the Marco Polo tension leg platform. The overall net decrease in interest (including the effect of capitalized interest) was primarily due to lower outstanding levels of debt.

      Income Taxes. Income taxes increased to $10.2 million for the three months ended June 30, 2004 compared to $5.2 million in the comparable prior year period due to increased profitability. The effective tax rate of 35.5% in the second quarter of 2004 is lower than the 36% effective tax rate for the second quarter of 2003, primarily due to a higher proportion of the Company's pre-tax income being generated in lower tax rate jurisdictions in the second quarter of 2004 than in the second quarter of 2003.

      Net Income. Net income of $18.2 million for the three months ended June 30, 2004 was $9.3 million greater than the comparable period in 2003 as a result of factors described above.

Comparison of Six Months Ended June 30, 2004 and 2003

      Revenues. During the six months ended June 30, 2004, the Company's revenues increased 30% to $248.4 million compared to $190.8 million for the six months ended June 30, 2003. Of the overall $57.7 million increase, $48.9 million was generated by the Oil and Gas Production segment due to increased oil and gas production and higher commodity prices. Marine Contracting revenues increased $8.7 million from $123.2 million for the first six months of 2003 to $131.9 million for the first six months of 2004 due primarily to increased utilization for the Company's Well Operations vessel, the Seawell.

      Oil and Gas Production revenue for the six months ended June 30, 2004 increased $48.9 million, or 72%, to $116.5 million from $67.5 million during the comparable prior year period. Production increased 49% (20.0 Bcfe for the six months ended June 30, 2004 compared to 13.5 Bcfe in the first six months of
2003) primarily as a result of our successful well exploitation program, bringing a subsea PUD development at High Island 544 online late in 2003, and the Gunnison spar wells which began producing in December 2003. The average realized natural gas price of $5.90 per Mcf, net of hedges in place, during the first six months of 2004 was 15% higher than the $5.14 per Mcf realized in the comparable prior year period while average realized oil prices, net of hedges in place, increased 15% to $31.85 per barrel compared to $27.69 per barrel realized during the first six months of 2003.

      Gross Profit. Gross profit of $73.2 million for the first six months of 2004 represented a 69% increase compared to the $43.4 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing 92% of the increase. Marine Contracting gross profit increased to $11.8 million, for the six months ended June 30, 2004, from $9.4 million in the prior year period. The increase was primarily attributable to improved utilization of one of our Well Ops vessels, the Seawell. Utilization of this vessel was 84% in the first six months of 2004 compared with 64% in the first six months of 2003. Oil and gas production gross profit increased $27.4 million, or 81%, due to the aforementioned higher levels of production and commodity price increases.

      Gross margins of 29% in the first six months of 2004 were six points better than the 23% in the first six months of 2003. Marine Contracting margins increased one point to 9% for the six months ended June 30, 2004, from 8% in the comparable prior year period, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased three points to 53% for the six months ended June 30, 2004, from 50% in the first six months of 2003, due primarily to the higher oil and gas prices.

      Selling & Administrative Expenses. Selling and administrative expenses of $23.8 million for the six months ended June 30, 2004 were $6.2 million higher than the $17.6 million incurred in the first six months of 2003 due to an increase in the costs associated with the 2004 Marine Contracting compensation program which is based on certain individual performance criteria and the Company's profitability, and the ERT incentive compensation program (which is tied directly to the Oil and Gas Production segment profitability that was significantly higher in the first six months of 2004 compared to the first six months of 2003) and selling and administrative expenses at 10% of revenues for the first six months of 2004 increased one point as compared to the comparable prior year period.

      Equity in Earnings of Deepwater Gateway, L.L.C. Equity in earnings of the Company's 50% investment in Deepwater Gateway, L.L.C. increased to $1.3 million in the first six months of 2004 compared with a loss of $107,000 in the first six months of 2003. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C.

      Other (Income) Expense. The Company reported other expense of $2.8 million for the six months ended June 30, 2004 compared to other expense of $2.1 million for the six months ended June 30, 2003. Net interest expense of $2.5 million in the first six months of 2004 was higher than the $1.6 million incurred in the six months ended June 30, 2003, due primarily to $243,000 of capitalized interest in the first six months of 2004 compared with $1.9 million in the first six months of 2003, which related to the Company's investment in Gunnison and construction of the Marco Polo tension leg platform. Including capitalized interest, total interest decreased due to lower outstanding levels of debt.

      Income Taxes. Income taxes increased to $15.2 million for the six months ended June 30, 2004 compared to $8.5 million in the comparable prior year period due to increased profitability. The effective tax rate of 32% in the first six months of 2004 is lower than the 36% effective tax rate for the first six months of 2003 primarily due to the benefit recognized by the Company for its research and development credits in the first quarter of 2004, as a result of the conclusion of the Internal Revenue Service examination of the Company's income tax returns for 2001 and 2002.

      Net Income. Net income of $31.9 million for the six months ended June 30, 2004 was $16.9 million greater than the comparable period in 2003 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, we acquired Canyon Offshore, Inc., in July 2002 we acquired the Well Operations Business Unit of Technip-Coflexip and in August 2002, ERT made two significant property acquisitions. These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Cash flow from operations and the private placement of convertible preferred stock in January 2003 and June 2004, have enabled us to reduce this ratio to 28% as of June 30, 2004 as well as to build $67.3 million of unrestricted cash as of June 30, 2004.

      Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair market value.

      During 2003 and the first six months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to fix cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a liability of $2.9 million as of June 30, 2004. The Company recorded approximately $452,000 of unrealized losses, net of taxes of $239,000, in other comprehensive income within shareholders' equity as these hedges were highly effective. During the second quarter and first six months of 2004, the Company reclassified approximately $2.2 million and $3.9 million, respectively, of losses from other comprehensive income to oil and gas production revenues upon the sale of the related oil and gas production.

      Operating Activities. Net cash provided by operating activities was $103.5 million during the six months ended June 30, 2004, more than four times the $24.3 million generated during the first six months of 2003 due primarily to an increase in profitability ($16.8 million), a $20.2 million increase in depreciation and amortization resulting from the aforementioned increase in production levels (including the Gunnison spar wells that began producing in December 2003), funding from accounts receivable collections increasing $17.5 million, and higher trade payables and accrued liabilities balances of $26.0 million due primarily to higher accruals for ERT royalties as a result of increased production, higher accruals for ERT and Marine Contracting incentive compensation, and an increase in insurance and claims to be reimbursed.

      In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at June 30, 2004 were approximately $4.4 million.

      Investing Activities. We incurred $20.8 million of capital expenditures during the first six months of 2004 compared to $42.3 million during the comparable prior year period. Included in the capital expenditures during the first six months of 2004 was $5.5 million for the purchase of our intervention riser system installed on the Q4000, $2.0 million for ERT well exploitation programs and $9.3 million for further Gunnison field development. Included in the capital expenditures during the first six months of 2003 was $13.8 million for the Canyon Master Service Agreement with Technip/Coflexip, which included the construction of a trencher and three ROVs. $9.1 million related to ERT's well exploitation program and $12.4 million related to Gunnison development costs, including the spar.

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

      In June 2002, CDI, along with GulfTerra Energy Partners L.P. ("GulfTerra"), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs was approximately $120 million, all of which had been incurred as of June 30, 2004. In August 2002, the Company along with GulfTerra, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment for CDI of $33 million, all of which had been paid as of June 30, 2004, and is recorded as Investment in Production Facilities in the accompanying consolidated balance sheet. In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company's long-term debt, was converted to a term loan. The term loan is collateralized by substantially all of Deepwater Gateway, L.L.C's assets and is non-recourse to the Company except for the balloon payment due at the end of the term. In the event of default, the Company would be required to pay up to $22.5 million; however, the Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the $22.5 million.

      In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Consistent with CDI's philosophy of avoiding exploratory risk, financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. CDI provided no guarantees to the investment partnership. The Board of Directors established three criteria to determine a commercial discovery and the commitment of Cal Dive funds: 75 million barrels (gross) of reserves, estimated development costs of $500 million consistent with 75 MBOE, and a CDI estimated shareholder return of no less than 12%. Kerr-McGee, the operator, drilled several exploration wells and sidetracks in 3,200 feet of water at Garden Banks 667, 668 and 669 (the Gunnison prospect) and encountered significant potential reserves resulting in the three criteria being achieved during 2001. The exploratory phase was expanded to ensure field delineation resulting in the investment partnership, which assumed the exploratory risk, funding approximately $20 million of exploratory drilling costs. With the sanctioning of a commercial discovery, the Company funded ongoing development and production costs. Cal Dive's share of such project development costs is estimated to be $121 million ($114 million of which had been incurred as of June 30, 2004) with over half of that for construction of the spar which was placed in service in December 2003. The Company's Chief Executive Officer, as a Class A limited partner of OKCD, personally owns approximately 57% of the partnership. Other executive officers of the Company own approximately 6% combined, of the partnership. OKCD has also awarded Class B limited partnership interests to key CDI employees. See footnote 10 to the

Company's Condensed Consolidated Financial Statements included herein for discussion of the financing related to the spar construction. Production began in December 2003. Payments to OKCD from ERT totaled $4.9 million and $7.7 million in the three and six months ended June 30, 2004, respectively.

      As of June 30, 2004, the Company had $6.7 million of restricted cash of which $6.5 million related to ERT's escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

      Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. Our largest debt financing has been the MARAD debt. No draws were made on this facility in 2004 and 2003. The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made one payment each during the six months ended June 30, 2004 and 2003 totaling $1.5 million and $1.4 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.35% as of June 30, 2004). For a period up to ten years from delivery of the vessel in April 2002, the Company has options to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2004, we were in compliance with these covenants.

      The Company has a $70 million revolving credit facility which expires in February 2005. This facility is collateralized by accounts receivable and certain of the Company's Marine Contracting vessels, bears interest at LIBOR plus 125-250 basis points depending on CDI leverage ratios and, among other restrictions, includes three financial covenants (cash flow leverage, minimum interest coverage and fixed charge coverage). As of June 30, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility. A new $150 million revolving credit facility, which will replace the existing credit facility, is currently being negotiated and is expected to be closed during the third quarter of 2004.

      The Company has a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan is payable in quarterly installments of $1.75 million for three years after delivery of the spar (which was December 2003) with the remaining $15.75 million due at the end of the three years (2006). The facility bears interest at LIBOR plus 225-300 basis points depending on CDI leverage ratios (approximately 3.38% as of June 30, 2004) and includes, among other restrictions, three financial covenants (cash flow leverage, minimum interest coverage and debt to total book capitalization). The Company was in compliance with these covenants as of June 30, 2004.

      In January 2003, CDI completed the private placement of $25 million of preferred stock which is convertible into 833,334 shares of CDI common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock. In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share. The preferred stock has a minimum annual dividend rate of 4%, or LIBOR plus 150 basis points if greater, payable quarterly in cash or common shares at Cal Dive's option. CDI paid these dividends in 2004 and 2003 on the last day of the respective quarter in cash. After the second anniversary of the original issuance the holder may redeem the value of its original and additional investments in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. Under certain conditions, the holder could redeem its investment prior to the second anniversary of the original issuance. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share under the if converted method based on the

Company's common share price at the beginning of the applicable period for the original $25 million issuance and the date of issuance (June 25, 2004) for the additional $30 million.

      During the first six months of 2004 and 2003, we made payments of $1.8 million and $740,000, respectively, on capital leases relating to Canyon. The only other financing activity during the six months ended June 30, 2004 and 2003 involved the exercise of employee stock options ($6.8 million and $3.1 million, respectively).

      The following table summarizes our contractual cash obligations as of June 30, 2004 and the scheduled years in which the obligations are contractually due (in thousands):

                                           Total (A)  Less Than 1 Year     1-3 Years      3-5 Years     After 5 Years
---------------------------------------------------------------------------------------------------------------------
MARAD debt                                 $137,909       $ 3,045          $ 6,707         $ 7,622        $120,535
---------------------------------------------------------------------------------------------------------------------
Gunnison term loan                           31,500         7,000           24,500               -               -
---------------------------------------------------------------------------------------------------------------------
Revolving debt                                    -             -                -               -               -
---------------------------------------------------------------------------------------------------------------------
Canyon capital leases and other              14,039         5,691            5,369           2,979               -
---------------------------------------------------------------------------------------------------------------------
Gunnison development                          7,000         7,000                -               -               -
---------------------------------------------------------------------------------------------------------------------
Operating leases                             16,293         7,025            2,395           1,871           5,002
---------------------------------------------------------------------------------------------------------------------
        Total cash obligations             $206,741       $29,761          $38,971         $12,472        $125,537
---------------------------------------------------------------------------------------------------------------------

(A) Excludes CDI guarantee of payment due in 2009 on term loan (estimated to be $22.5 million).

      In addition, in connection with our business strategy, we regularly evaluate acquisition opportunities (including additional vessels as well as interest in offshore natural gas and oil properties). We believe internally-generated cash flow, borrowings under existing credit facilities and use of project financings along with other debt and equity alternatives will provide the necessary capital to meet these obligations and achieve our planned growth.

ITEM 3. Quantitative and qualitative disclosure about market risk

      The Company is currently exposed to market risk in three major areas: interest, commodity prices and foreign currency. Because the majority of the Company's debt at June 30, 2004 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments, but every 100 basis points move in interest rates would result in $1.8 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

      The Company has utilized derivative financial instruments with respect to a portion of 2004 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

      As of June 30, 2004, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                    Instrument         Average Monthly         Weighted Average
         Production Period             Type               Volumes                   Price
------------------------------      ----------         ---------------         ----------------
Crude Oil:
         July - December 2004            Swap              77 MBbl                 $31.18
         January - June 2005             Swap              20 MBbl                 $35.80
Natural Gas:
         July - December 2004           Collar          600,000 MMBtu           $5.33 - $7.43
         January - June 2005            Collar          200,000 MMBtu           $5.50 - $7.70

      Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair market value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

      Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three and six months ended June 30, 2004 and 2003, respectively, did not have a material effect on reported amounts of revenues or net income.

      Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders' equity section of our balance sheet. Approximately 14% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded (losses) gains of $(762,000) and $1.2 million, net of taxes, to our equity account in the three and six months ended June 30, 2004, and gains of $2.2 million and $1.3 million, net of taxes, to our equity account in the three and six months ended June 30, 2003.

      Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the three and six months ended June 30, 2004 and 2003, respectively, were not material to the Company's results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended June 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Part I, Item I, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with a January 2003 agreement (the "Agreement"), on June 25, 2004, Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher"), exercised its right to purchase 30,000 shares of a new Series A-2 Cumulative Convertible Preferred Stock ("Series A-2 Preferred Stock") at $1,000 per share. The aggregate purchase price for the Series A-2 Preferred Stock was $30 million. Cal Dive plans to use the proceeds for general corporate purposes, potentially including acquisitions, debt reduction and/or buy back of common stock.

      The Series A-2 Preferred Stock issued in the financing may be converted into an aggregate of 982,029 shares Cal Dive common stock ("Common Stock") at the holders' option at an initial conversion price of $30.549 (the "Conversion Price"). In accordance with the provisions of the Agreement, Cal Dive has registered for resale the shares of Common Stock issuable upon conversion. If, during the term of the Agreement, the Daily Market Price, as defined in the Certificate of Rights and Preferences of Series A-2 Cumulative Convertible Preferred Stock (the "Certificate") of the Common Stock is less than $7.3461 (or such adjusted amount as provided for in the Agreement), upon the occurrence of certain events, the Conversion Price could be reduced to $7.3461 (or such adjusted amount as provided for in the Agreement).

      Commencing on December 31, 2004, or earlier upon the occurrence of certain events, the holders of the Series A-2 Preferred Stock have the right to cause Cal Dive to redeem all or a portion of their shares of Series A-2 Preferred Stock for shares of registered Common Stock or, at Cal Dive's election, for cash. The number of shares of Common Stock to be issued by Cal Dive shall be determined by dividing the stated value of the shares of Series A-2 Preferred Stock being redeemed by the Prevailing Market Price (as defined in the Certificate) at the time of such redemption. If Cal Dive elects to redeem the shares of Series A-2 Preferred Stock for cash it will pay the holders the Redemption Cash Amount (as defined in the Certificate).

      The Series A-2 Preferred Stock will bear a dividend at a minimum rate of 4% per year, which may be paid, at Cal Dive's election, in cash or shares of registered Common Stock. The Series A-2 Preferred Stock will not have voting rights on ordinary corporate matters, except as required by Minnesota law. The Series A-2 Preferred Stock will only have the right to approve specified corporate actions which affect the Preferred Stock.

      During the term of the Agreement, neither Fletcher, nor any of its affiliates, shall engage in "short sales" of Cal Dive Common Stock; provided, however, that Fletcher or any of its affiliates are not prohibited from engaging in any transaction in any stock index, portfolio or derivative of which Cal Dive Common Stock is a component.

      The sale of the Series A-2 Preferred Stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The sale was made without general solicitation or advertising. Fletcher is a sophisticated investor with access to all relevant information necessary to evaluate an investment in the securities, and Fletcher represented to Cal Dive that the securities were being acquired for investment purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 11, 2004, in Houston, Texas, for the purpose of electing three Class I directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

      Each of the Class I directors nominated by the Board of Directors and listed in the proxy statement was elected with votes as follows:

      Nominee         Shares For  Shares Withheld
--------------------  ----------  ---------------
Bernard Duroc-Danner  32,652,873     2,962,777
-------------------------------------------------
     Owen Kratz       34,880,582       735,068
-------------------------------------------------
   John V. Lovoi      35,221,731       411,310
-------------------------------------------------

The term of office of each of the following directors continued after the meeting:

                                 Gordon F. Ahalt
                                Martin R. Ferron
                              S. James Nelson, Jr.*
                                T. William Porter
                                 Anthony Tripodo
                               William L. Transier

* Effective June 15, 2004, Jim Nelson retired from the Company and the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -

            Exhibit 15.1 - Independent Registered Public Accounting Firm's Acknowledgement Letter

            Exhibit 31.1 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

            Exhibit 31.2 - Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

            Exhibit 32.1 - Section 1350 Certification by Owen Kratz, Chief Executive Officer

            Exhibit 32.2 - Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

            Exhibit 99.1 - Report of Independent Registered Public Accounting
            Firm

(b)   Reports on Form 8-K -

            Current Report on Form 8-K furnished to the SEC on May 3, 2004 to report the Company's 2004 first quarter financial results.

            Current Report on Form 8-K filed with the SEC on June 28, 2004 to disclose the private placement of 30,000 shares of a new Series A-2 Cumulative Convertible Preferred Stock at $1,000 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAL DIVE INTERNATIONAL, INC.

Date: August 9, 2004                 By: /s/ Owen Kratz
                                         ---------------------------------------
                                         Owen Kratz, Chairman
                                         and Chief Executive Officer

Date: August 9, 2004                 By: /s/ A. Wade Pursell
                                         ---------------------------------------
                                         A. Wade Pursell, Senior Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

            Exhibit 15.1 - Independent Registered Public Accounting Firm's Acknowledgement Letter

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

            Exhibit 99.1 - Report of Independent Registered Public Accounting
            Firm