Form 10-Q
period 2004-09-30
CAL DIVE INTERNATIONAL INC
filed 2004-11-05
CIK 866829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________


                       Commission File Number: 000-22739


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

       At November 4, 2004 there were 38,377,859 shares of common stock, no par value, outstanding.

                          CAL DIVE INTERNATIONAL, INC.
                                     INDEX


Part I.  Financial Information Page

Item 1.    Financial Statements                                           Page

Condensed Consolidated Balance Sheets -

       September 30, 2004 and December 31, 2003............................ 1

Condensed Consolidated Statements of Operations -

       Three Months Ended September 30, 2004 and
            September 30, 2003............................................. 2

       Nine Months Ended September 30, 2004 and September 30, 2003......... 3

Condensed Consolidated Statements of Cash Flows -

       Nine Months Ended September 30, 2004 and September 30, 2003......... 4


Notes to Condensed Consolidated Financial Statements....................... 5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.......22

Item 4.    Controls and Procedures.........................................23

Part II:   Other Information

Item 1.    Legal Proceedings...............................................23

Item 6.    Exhibits........................................................24

Signatures.................................................................25

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2004             2003
                                                                                   ----             ----
                                                                                (UNAUDITED)
                                                    ASSETS
Current assets:
  Cash and cash equivalents................................................         $  49,859    $   6,378
  Restricted cash..........................................................                 -        2,433
  Accounts receivable--
     Trade, net of revenue allowance on gross amounts billed
      of $7,789 and $8,518.................................................            81,729       78,733
     Unbilled revenue......................................................            17,216       17,874
  Other current assets.....................................................            44,761       25,232
                                                                                    ---------    ---------
          Total current assets.............................................           193,565      130,650
                                                                                    ---------    ---------
Property and equipment.....................................................           835,068      802,694
  Less-- Accumulated depreciation..........................................         (249,680)     (183,891)
                                                                                    ---------    ---------
                                                                                      585,388      618,803
Other assets:
   Investment in production facilities - Deepwater Gateway, L.L.C..........            54,481       34,517
  Goodwill, net............................................................            82,682       81,877
  Other assets, net........................................................            28,057       16,995
                                                                                    ---------    ---------
                                                                                    $ 944,173    $ 882,842
                                                                                    =========    =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................         $  39,235    $  50,897
  Accrued liabilities......................................................            65,884       36,850
  Current maturities of long-term debt.....................................             8,765       16,199
                                                                                    ---------    ---------
          Total current liabilities........................................           113,884      103,946
                                                                                    ---------    ---------
Long-term debt.............................................................           140,919      206,632
Deferred income taxes......................................................           115,120       89,274
Decommissioning liabilities................................................            73,538       75,269
Other long-term liabilities................................................             1,353        2,042
                                                                                    ---------    ---------
          Total liabilities................................................           444,814      477,163

Convertible preferred stock................................................            54,549       24,538
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 51,946
     and 51,460 shares issued..............................................           210,494      199,999
  Retained earnings........................................................           233,365      178,718
  Treasury stock, 13,602 shares, at cost...................................            (3,741)      (3,741)
  Accumulated other comprehensive income...................................             4,692        6,165
                                                                                    ---------    ---------
          Total shareholders' equity.......................................           444,810      381,141
                                                                                    ---------    ---------
                                                                                    $ 944,173    $ 882,842
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

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       2004            2003
                                                                    ----------      ----------
Net revenues:
  Marine contracting......................................          $   71,988      $   69,897
  Oil and gas production..................................              59,999          33,958
                                                                    ----------      ----------
                                                                       131,987         103,855
Cost of sales:
  Marine contracting......................................              59,539          62,530
  Oil and gas production..................................              26,722          17,320
                                                                    ----------      ----------
     Gross profit.........................................              45,726          24,005

Selling and administrative expenses.......................              10,926           8,620
                                                                    ----------      ----------
Income from operations....................................              34,800          15,385
  Equity in earnings of Deepwater Gateway, L.L.C..........               3,062               -
  Net interest expense and other..........................                 838             855
                                                                    ----------      ----------
Income before income taxes................................              37,024          14,530
  Provision for income taxes..............................              13,237           5,231
                                                                    ----------      ----------
Net income................................................              23,787           9,299
  Preferred stock dividends and accretion.................                 993             362
                                                                    ----------      ----------
Net income applicable to common shareholders..............          $   22,794      $    8,937
                                                                    ==========      ==========
Earnings per common share:
    Basic..................................................         $     0.60      $     0.24
    Diluted................................................         $     0.59      $     0.24
                                                                    ==========      ==========
Weighted average common shares outstanding:
    Basic..................................................             38,294          37,665
    Diluted................................................             39,418          37,776


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            2004            2003
                                                                         ----------     ----------
Net revenues:
  Marine contracting.............................................        $  203,926     $  193,108
  Oil and gas production.........................................           176,477        101,486
                                                                         ----------     ----------
                                                                            380,403        294,594
Cost of sales:
  Marine contracting.............................................           179,708        176,319
  Oil and gas production.........................................            81,812         50,877
                                                                         ----------     ----------
     Gross profit................................................           118,883         67,398

Selling and administrative expenses..............................            34,746         26,201
                                                                         ----------     ----------
Income from operations...........................................            84,137         41,197
  Equity in earnings (losses) of Deepwater Gateway, L.L.C.                    4,372           (107)
  Net interest expense and other.................................             3,635          2,927
                                                                         ----------     ----------
Income before income taxes and change in accounting principle....
                                                                             84,874         38,163
  Provision for income taxes.....................................            28,486         13,739
                                                                         ----------     ----------
Income before change in accounting principle.....................            56,388         24,424
  Cumulative effect of change in accounting
    principle, net...............................................                 -            530
Net Income.......................................................            56,388         24,954
  Preferred stock dividends and accretion........................             1,741          1,068
                                                                         ----------     ----------
Net income applicable to common shareholders.....................        $   54,647     $   23,886
                                                                         ==========     ==========
Earnings per common share Basic:
    Earnings per share before change in
        accounting principle.....................................        $     1.43     $     0.62
    Cumulative effect of change in accounting
      principle..................................................                 -           0.01
                                                                         ----------     ----------
    Earnings per share...........................................        $     1.43     $     0.63
                                                                         ==========     ==========
  Diluted:
    Earnings per share before change in accounting principle......       $     1.41     $     0.62
    Cumulative effect of change in accounting
      principle...................................................                -           0.01
                                                                         ----------     ----------
    Earnings per share...........................................        $     1.41     $     0.63
                                                                         ==========     ==========
Weighted average common shares outstanding:
  Basic..........................................................            38,141         37,618
  Diluted........................................................            39,413         37,715

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2004           2003
                                                                           ----------     ----------
Cash flows from operating activities:
  Net income......................................................         $   56,388     $   24,954
  Adjustments to reconcile net income to net cash
       provided by operating activities--
     Cumulative effect of change in accounting principle..........                  -           (530)
     Depreciation and amortization................................             78,945         49,821
     Deferred income taxes........................................             28,485         13,739
     Equity in (earnings) losses of Deepwater Gateway, L.L.C.                  (4,372)           107
     Loss on sale of assets.......................................                100             45
     Changes in operating assets and liabilities:
       Accounts receivable, net...................................             (2,117)       (21,596)
       Other current assets.......................................            (19,628)           926
       Accounts payable and accrued liabilities...................             13,705          1,574
       Other noncurrent, net......................................            (21,711)       (11,486)
                                                                           ----------     ----------
          Net cash provided by operating activities...............            129,795         57,554
                                                                           ----------     ----------
Cash flows from investing activities:
  Capital expenditures............................................            (25,998)       (73,987)
   Acquisition of businesses, net of cash acquired................                   -          (407)
  Investment in Deepwater Gateway, L.L.C..........................            (15,592)        (1,792)
  Restricted cash.................................................             (8,485)             74
  Proceeds from (payments on) sales of property...................               (100)            200
                                                                           ----------     ----------
          Net cash used in investing activities...................            (50,175)       (75,912)
                                                                           ----------     ----------
Cash flows from financing activities:
  Sale of convertible preferred stock, net of transaction costs.               29,340         24,100
  Repayment of MARAD borrowings...................................             (2,946)        (2,767)
  Repayments on line of credit, net...............................            (30,189)       (16,717)
  Deferred financing costs........................................               (727)             -
  Borrowings on term loan.........................................                  -          5,707
  Repayment of term loan borrowings...............................            (35,000)             -
  Borrowing on capital leases.....................................                  -         12,000
  Capital lease payments..........................................             (2,614)        (1,303)
  Preferred stock dividends paid..................................             (1,070)          (731)
  Redemption of stock in subsidiary...............................             (2,462)        (2,676)
  Exercise of stock options, net..................................              9,475          3,430
                                                                           ----------     ----------
         Net cash (used in) provided by financing activities......            (36,193)        21,043
                                                                           ----------     ----------
Effect of exchange rate changes on cash and cash
  equivalents.....................................................                 54             27
Net increase in cash and cash equivalents.........................             43,481          2,712
Cash and cash equivalents:
  Balance, beginning of period....................................              6,378              -
                                                                           ----------     ----------
  Balance, end of period..........................................         $   49,859     $    2,712
                                                                           ===========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc., (collectively, "Cal Dive", "CDI" or the "Company") and its majority-owned subsidiaries. The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. using the equity method of accounting as the Company does not have voting or operational control of this entity. All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

         Management has reflected all adjustments (which were normal recurring adjustments) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company's balance sheet as of December 31, 2003 included herein has been derived from the audited balance sheet as of December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

         Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current presentation format.


Note 2 - Statement of Cash Flow Information

         The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. The Company had $2.4 million of restricted cash as of December 31, 2003, of which $2.3 million represented amounts securing a performance bond which was released in March 2004. As of September 30, 2004, the Company had $10.9 million of restricted cash included in other assets, net, of which $10.8 million related to Energy Resource Technology, Inc. ("ERT") escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

         During the three and nine months ended September 30, 2004, the Company made cash payments for interest charges, net of capitalized interest, of $1.4 million and $3.2 million, respectively. During the three and nine months ended September 30, 2003, the Company made cash payments for interest charges, net of capitalized interest, of $1.1 million and $2.5 million, respectively.

Note 3 - Offshore Properties

         The Company follows the successful efforts method of accounting for its interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful.


Note 4 - Major Customers and Concentration of Credit Risk

         In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at September 30, 2004 and December 31, 2003 were approximately $3.7 million and $11.0 million, respectively.


Note 5 - Comprehensive Income

         The components of total comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                             ----------------------      --------------------------
                                                                2004        2003           2004             2003
                                                             ---------    ---------      ---------       ----------
Net Income..............................................     $  23,787    $   9,299      $  56,388       $   24,954
Foreign currency translation adjustment, net............           546         (690)         1,754              657
Unrealized gain (loss) on commodity hedges, net.........        (2,775)       3,990         (3,227)           2,194
                                                             ---------    ---------      ---------       ----------

Total comprehensive income..............................     $  21,558    $  12,599      $  54,915       $   27,805
                                                             =========    =========      =========       ==========

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                                                       September 30,     Dec. 31,
                                                                                           2004           2003
                                                                                         ---------      ---------
Cumulative foreign currency translation adjustment, net.............................     $   9,346       $  7,592
Unrealized loss on commodity hedges, net............................................        (4,654)        (1,427)
                                                                                         ---------       --------

Accumulated other comprehensive income .............................................     $   4,692       $  6,165
                                                                                         =========       ========

Note 6 - Derivatives

         The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair value.

         During 2003 and the first nine months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a net liability of $7.1 million as of September 30, 2004. The Company recorded approximately $3.2 million of unrealized losses, net of taxes of $1.7 million, during the first nine months of 2004 in other comprehensive income, a component of shareholders' equity, as these hedges were highly effective. During the third quarter and first nine months of 2004, the Company reclassified approximately $2.9 million and $6.8 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

         As of September 30, 2004, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:


                                                                      AVERAGE MONTHLY     WEIGHTED AVERAGE
       PRODUCTION PERIOD                        INSTRUMENT TYPE           VOLUMES              PRICE
       -----------------                        ---------------       ---------------     ----------------
Crude Oil:
     October - December 2004                         Swap                 75 MBbl           $   31.53
     January - June 2005                             Swap                 20 MBbl           $   35.80
     January - September 2005                       Collar                40 MBbl           $37.00 - $47.48
Natural Gas:
     October - December 2004                        Collar             600,000 MMBtu        $5.33 - $7.43
     January - June 2005                            Collar             300,000 MMBtu        $5.67 - $8.15

Note 7 - Foreign Currency

         The functional currency for the Company's foreign subsidiary Well Ops (U.K.) Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $546,000 and $1.8 million, net of taxes of $294,000 and $944,000, respectively, in the third quarter and first nine months of 2004, respectively, is included in accumulated other comprehensive income, a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the third quarter and nine months ended September 30, 2004 were not material to the Company's results of operations or cash flows.

         Canyon Offshore, Inc. ("Canyon"), the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the third quarter and nine months ended September 30, 2004 were not material to the Company's results of operations or cash flows.


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

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                                2004           2003         2004           2003
                                                               -------        -------      -------        -------
  Income before change in accounting principle..........       $23,787        $ 9,299      $56,388        $24,424
  Preferred stock dividends and accretion...............          (993)          (362)      (1,741)        (1,068)
                                                               -------        -------      -------        -------


  Net income applicable to common shareholders before
  change in accounting principle........................       $22,794        $ 8,937      $54,647        $23,356
                                                               =======        =======      =======        =======


  Weighted-average common shares outstanding:

           Basic.......................................         38,294         37,665       38,141         37,618
           Effect of dilutive stock options............            291            111          250             97
           Effect of convertible preferred stock.......            833              -        1,022              -
                                                               -------        -------      -------        -------
           Diluted.....................................         39,418         37,776       39,413         37,715
                                                               =======        =======      =======        =======
  Basic Earnings Per Share:
           Income before change in accounting
                  principle ...........................        $  0.62        $  0.25      $  1.48        $  0.65

           Preferred stock dividends and accretion.              (0.02)         (0.01)       (0.05)         (0.03)
                                                               -------        -------      -------        -------

                                                               $  0.60        $  0.24      $  1.43        $  0.62
                                                               =======        =======      =======        =======
  Diluted Earnings Per Share:
           Income before change in accounting
                  principle ............................       $  0.60        $  0.25      $  1.42        $  0.65

           Preferred stock dividends and accretion.             (0.01)          (0.01)      (0.01)          (0.03)
                                                               -------        -------      -------        -------

                                                               $  0.59        $  0.24      $  1.41        $  0.62
                                                               =======        =======      =======        =======

         Stock options to purchase approximately 1.1 million shares for each of the three and nine months ended September 30, 2003, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. In addition, approximately 982,000 shares and 350,000 shares attributable to the convertible preferred stock were excluded in the three and nine months ended September 30, 2004, respectively, calculation of diluted EPS, as the effect was antidilutive. Further, approximately 1.1 million shares attributable to the convertible preferred stock were excluded in the three and nine months ended September 30, 2003, respectively, calculation of diluted EPS, as the effect was antidilutive. Net income for the diluted earnings per share calculation for the three and nine months ended September 30, 2004 was adjusted to add back the preferred stock dividends and accretion on the 833,000 shares and the 1.0 million shares, respectively.


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

                                                                Three Months Ended           Nine Months Ended
Net income applicable to common shareholders                       September 30,               September 30,
before change in accounting principle:                           2004           2003         2004           2003
                                                               -------        -------      -------        -------
As Reported.................................                   $22,794        $ 8,937      $54,647        $23,356
Stock-based employee compensation
  cost, net of tax..........................                      (640)          (802)      (1,726)        (2,692)
                                                               -------        -------      -------        -------
Pro Forma...................................                   $22,154        $ 8,135      $52,921        $20,664
                                                               =======        =======      =======        =======

Earnings per common share before
  change in accounting principle:
    Basic, as reported......................                   $  0.60        $  0.24      $  1.43        $  0.62
    Stock-based employee compensations
      cost, net of tax......................                     (0.02)         (0.02)       (0.04)         (0.07)
                                                               -------        -------      -------        -------
     Basic, pro forma.......................                   $  0.58        $  0.22      $  1.39        $  0.55
                                                               =======        =======      =======        =======

     Diluted, as reported...................                   $  0.59        $  0.24      $  1.41        $  0.62
     Stock-based employee
       compensation cost, net of tax........                     (0.02)         (0.02)       (0.04)         (0.07)
                                                               -------        -------      -------        -------
     Diluted, pro forma.....................                   $  0.57        $  0.22      $  1.37        $  0.55
                                                               =======        =======      =======        =======

         For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years; risk-free interest rate assumed to be approximately 4.0 percent and 3.8 percent in 2004 and 2003, respectively; and expected volatility to be approximately 56 percent and 59 percent, respectively, in 2004 and 2003. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the first nine months of 2004 and 2003 was $17.59 and $12.63, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.


Note 10 - Business Segment Information (in thousands)


                                                          September 30, 2004      December 31, 2003
                                                          ------------------      -----------------
Identifiable Assets --
     Marine contracting.........................             $ 672,925                $ 623,095
     Oil and gas production.....................               271,248                  259,747
                                                             ---------                ---------
         Total..................................             $ 944,173                $ 882,842
                                                             =========                =========

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                                2004           2003         2004           2003
                                                               -------        -------      -------        -------
Income from operations -
     Marine contracting....................                    $ 5,946        $ 1,859      $ 2,413        $   101
     Oil and gas production................                     28,854         13,526       81,724         41,096
                                                               -------        -------      -------        -------
         Total.............................                    $34,800        $15,385      $84,137        $41,197
                                                               =======        =======      =======        =======

         During the three and nine months ended September 30, 2004, the Company derived $13.8 million and $48.6 million, respectively, of its revenues from the U.K. sector utilizing $119.8 million of its total assets in this region. During the three and nine months ended September 30, 2003, the Company derived $15.9 million and $37.7 million, respectively, from the U.K. sector utilizing $112.2 million of its total assets in this region. Additionally, $67,000 and $2.3 million, of revenues were derived from the Latin America sector during the three and nine months ended September 30, 2004, respectively, and $7.1 million and $40.2 million during the three and nine months ended September 30, 2003, respectively. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 11 - Long-Term Debt

         At September 30, 2004, $136.4 million was outstanding on our long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.4% as of September 30, 2004). For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2004, the Company was in compliance with these covenants.

         The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company's Marine Contracting vessels. This facility was cancelled and terminated in August 2004 and replaced by the new $150 million revolving credit facility described below.

         In August 2004, the Company entered into a four-year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and existing or additional lenders. The new credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The new facility bears interest at LIBOR plus 75 - 175 basis points depending on Company leverage and contains financial covenants relative to the Company's level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of September 30, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

         The Company had a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan was repaid in full in August 2004 and the loan agreement was subsequently cancelled and terminated.

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

         Scheduled maturities of Long-term Debt outstanding as of September 30, 2004 were as follows (in thousands):

                                                                 Capital
                                 MARAD                           Lease &
                                 Debt           Revolver          Other             Total
                             ------------     ------------     -----------       -----------
Less than one year              $  3,144        $   --            $  5,621         $   8,765
One to two years                   3,352            --               3,001             6,353
Two to Three years                 3,573            --               2,511             6,084
Three to four years                3,809            --               2,140             5,949
Four to five years                 4,061            --                  --             4,061
Over five years                  118,472            --                  --           118,472
                                --------        ------            --------        ----------
Long-term debt                   136,411            --              13,273           149,684

Current maturities                (3,144)           --              (5,621)           (8,765)
                                --------        ------            --------        ----------
Long-term debt, less
  current maturities            $133,267        $   --            $  7,652          $140,919
                                --------        ------            --------        ----------

         The Company had unsecured letters of credit outstanding at September 30, 2004 totalling approximately $3.4 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

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

         The Company capitalized interest totaling $0 and $243,000 during the three and nine months ended September 30, 2004 respectively. The Company capitalized interest totaling $857,000 and $2.7 million during the three and nine months ended September 30, 2003, respectively. The Company incurred interest expense of $694,000 and $3.2 million during the three and nine months ended September 30, 2004, respectively, and $639,000 and $2.2 million during the three and nine months ended September 30, 2003, respectively.


Note 12 - Income Taxes

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


Note 13 - Commitments and Contingencies

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

         During 2002, the Company engaged in a large construction project offshore Trinidad and in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes under the terms of the contract the Company is entitled to indemnification for the contractual stand-by rate for the vessels during their downtime. The customer has disputed these invoices along with certain other change orders. In May 2004, the Company and its customer settled certain elements of the dispute. Of the amounts billed by CDI for this project, $6.8 million had not been collected as of September 30, 2004. The Company has initiated arbitration proceedings on the remaining disputed invoices in accordance with the terms of the contract.

         As of September 30, 2004, the Company had committed to purchase an operations facility in Aberdeen, Scotland, to serve as the Company's U.K. headquarters. The purchase closed in October 2004 for approximately U.S. $6.4 million.

         As an extension of ERT's well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $15 million, of which $1.7 million had been incurred through September 30, 2004. If the drilling is successful, ERT's share of the development cost is estimated to be an additional $15 million. CDI's Marine Contracting assets would participate in this development.

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


Note 15 - Convertible Preferred Stock

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


Note 16 - Related Party Transactions

         In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $5.5 million and $13.2 million in the three and nine months ended September 30, 2004, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We follow the successful efforts method of accounting for our interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful. There have been no additional material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and 2003

         Revenues. During the three months ended September 30, 2004, the Company's revenues increased 27% to $132.0 million compared to $103.9 million for the three months ended September 30, 2003. Of the overall $28.1 million increase, $26.0 million was generated by the Oil and Gas Production segment due to increased oil and gas production and higher commodity prices.

         Oil and Gas Production revenue for the three months ended September 30, 2004 increased $26.0 million, or 77%, to $60.0 million from $34.0 million during the comparable prior year period. Production increased 39% (10 Bcfe for the three months ended September 30, 2004 compared to 7.2 Bcfe in the third quarter of 2003) primarily as a result of our successful well exploitation program, bringing a subsea PUD development at High Island 544 online late in 2003, and Gunnison wells coming online throughout 2004 (2.3 BCFe in third quarter 2004 compared with 0 BCFe in third quarter 2003). The average realized natural gas price of $5.82 per Mcf, net of hedges in place, during the third quarter of 2004 was 23% higher than the $4.61 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 39% to $38.12 per barrel compared to $27.41 per barrel realized during the third quarter of 2003.

         Gross Profit. Gross profit of $45.7 million for the third quarter of 2004 represented a 90% increase compared to the $24.0 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing 77% of the increase. Marine Contracting gross profit increased $5.1 million to $12.4 million, for the three months ended September 30, 2004, from $7.4 million in the prior year period. The majority of the increase was attributable to improved contract pricing for the Company's Well Ops division. Oil and Gas Production gross profit increased $16.6 million, doubling from the year ago quarter due to the aforementioned 39% increase in production and higher commodity prices.

         Gross margins of 35% in the third quarter of 2004 were 12 points better than the 23% in the prior year period. Marine Contracting margins increased 6 points to 17% for the three months ended September 30, 2004, from 11% in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased 6 points to 55% for the three months ended September 30, 2004, from 49% in the year ago quarter, due primarily to the higher oil and gas prices.

         Selling & Administrative Expenses. Selling and administrative expenses of $10.9 million for the three months ended September 30, 2004 were $2.3 million higher than the $8.6 million incurred in the third quarter of 2003 due to the 2004 Marine Contracting compensation program, which is based on certain individual performance criteria and the Company's profitability, and the ERT incentive compensation program, which is tied directly to the Oil and Gas Production segment profitability that was significantly higher in the third quarter of 2004 compared to the third quarter of 2003. Selling and administrative expenses at 8% of revenues for the third quarter of 2004 matched that of the prior year period.

         Equity in Earnings of Deepwater Gateway, L.L.C. Equity in earnings of the Company's 50% investment in Deepwater Gateway, L.L.C. increased to $3.1 million in the third quarter of 2004 compared with $0 in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004.

         Other (Income) Expense. The Company reported other expense of $838,000 for the three months ended September 30, 2004 compared to other expense of $855,000 for the three months ended September 30, 2003. Net interest expense of $694,000 in the third quarter of 2004 was comparable to the $639,000 incurred in the three months ended September 30, 2003. However, the Company had $0 of capitalized interest in the third quarter of 2004 compared with $857,000 in the third quarter of 2003, which related to the Company's investment in Gunnison and construction of the Marco Polo tension leg platform. The overall net decrease in interest (including the effect of capitalized interest) was primarily due to lower outstanding levels of debt.

         Income Taxes. Income taxes increased to $13.2 million for the three months ended September 30, 2004 compared to $5.2 million in the comparable prior year period due to increased profitability. The effective tax rate of 36% in the third quarter of 2004 was comparable to the effective tax rate of 36% in the prior year period.

         Net Income. Net income of $22.8 million for the three months ended September 30, 2004 was $13.9 million greater than the comparable period in 2003 as a result of factors described above.


Comparison of Nine Months Ended September  30, 2004 and 2003

         Revenues. During the nine months ended September 30, 2004, the Company's revenues increased 29% to $380.4 million compared to $294.6 million for the nine months ended September 30,

2003. Of the overall $85.8 million increase, $75.0 million was generated by the Oil and Gas Production segment due to increased oil and gas production and higher commodity prices. Marine Contracting revenues increased $10.8 million from $193.1 million for the first nine months of 2003 to $203.9 million for the first nine months of 2004 due primarily to increased utilization and improved contract pricing for the Company's Well Ops division.

         Oil and Gas Production revenue for the nine months ended September 30, 2004 increased $75.0 million, or 74%, to $176.5 million from $101.5 million during the comparable prior year period. Production increased 45% (30.0 Bcfe for the nine months ended September 30, 2004 compared to 20.7 Bcfe in the first nine months of 2003) primarily as a result of our successful well exploitation program, bringing a subsea PUD development online late in 2003, and Gunnison wells coming online throughout 2004. The average realized natural gas price of $5.83 per Mcf, net of hedges in place, during the first nine months of 2004 was 18% higher than the $4.94 per Mcf realized in the comparable prior year period while average realized oil prices, net of hedges in place, increased 22% to $33.62 per barrel compared to $27.58 per barrel realized during the first nine months of 2003.

         Gross Profit. Gross profit of $118.9 million for the first nine months of 2004 represented a 76% increase compared to the $67.4 million recorded in the comparable prior year period with the Oil and Gas Production segment contributing 86% of the increase. Marine Contracting gross profit increased to $24.2 million, for the nine months ended September 30, 2004, from $16.8 million in the prior year period. The increase was primarily attributable to improved contract pricing for the Company's Well Ops division. Oil and Gas Production gross profit increased $44.1 million, or 87%, due to the aforementioned higher levels of production and commodity price increases.

         Gross margins of 31% in the first nine months of 2004 were 8 points better than the 23% in the first nine months of 2003. Marine Contracting margins increased 3 points to 12% for the nine months ended September 30, 2004, from 9% in the comparable prior year period, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased 4 points to 54% for the nine months ended September 30, 2004, from 50% in the first nine months of 2003, due primarily to the higher oil and gas prices.

         Selling & Administrative Expenses. Selling and administrative expenses of $34.7 million for the nine months ended September 30, 2004 were $8.5 million higher than the $26.2 million incurred in the first nine months of 2003 due primarily to an increase in the 2004 Marine Contracting compensation program which is based on certain individual performance criteria and the Company's profitability, and the ERT incentive compensation program, which is tied directly to the Oil and Gas Production segment profitability that was significantly higher in the first nine months of 2004 compared to the first nine months of 2003. Selling and administrative expenses at 9% of revenues for the first nine months of 2004 matched that of the prior year period.

         Equity in Earnings of Deepwater Gateway, L.L.C. Equity in earnings of the Company's 50% investment in Deepwater Gateway, L.L.C. increased to $4.4 million in the first nine months of 2004 compared with a loss of $107,000 in the first nine months of 2003. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004.

         Other (Income) Expense. The Company reported other expense of $3.6 million for the nine months ended September 30, 2004 compared to other expense of $2.9 million for the nine months ended September 30, 2003. Net interest expense of $3.2 million in the first nine months of 2004 was higher than the $2.2 million incurred in the nine months ended September 30, 2003, due primarily to $243,000 of capitalized interest in the first nine months of 2004, compared with $2.7 million in the first nine months of 2003, which related to the Company's investment in Gunnison and construction of the Marco Polo tension leg platform. Including capitalized interest, total interest decreased due to lower outstanding levels of debt.

         Income Taxes. Income taxes increased to $28.5 million for the nine months ended September 30, 2004 compared to $13.7 million in the comparable prior year period due to increased profitability. The effective tax rate of 34% in the first nine months of 2004 is lower than the 36% effective tax rate for the first nine months of 2003 primarily due to the benefit recognized by the Company for its research and development credits in the first quarter of 2004, as a result of the conclusion of the Internal Revenue Service examination of the Company's income tax returns for 2001 and 2002.

         Net Income. Net income of $54.6 million for the nine months ended September 30, 2004 was $30.8 million greater than the comparable period in 2003 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. In January 2002, we acquired Canyon Offshore, Inc.; in July 2002, we acquired the Well Operations Business Unit of Technip-Coflexip and, in August 2002, ERT made two significant property acquisitions. These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Cash flow from operations, along with the private placement of convertible preferred stock in January 2003 and June 2004, have enabled us to reduce this ratio to 23% as of September 30, 2004, as well as to build $49.9 million of unrestricted cash as of September 30, 2004.

         Derivative Activities. The Company's price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company's oil and gas production. All derivatives are reflected in the Company's balance sheet at fair value.

         During 2003 and the first nine months of 2004, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company's expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a net liability of $7.1 million as of September 30, 2004. The Company recorded approximately $3.2 million of unrealized losses, net of taxes of $1.7 million, in other comprehensive income, a component of shareholders' equity, as these hedges were highly effective. During the third quarter and first nine months of 2004, the Company reclassified approximately $2.9 million and $6.8 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

         Operating Activities. Net cash provided by operating activities was $129.8 million during the nine months ended September 30, 2004, more than two times the $57.6 million generated during the first nine months of 2003 due primarily to an increase in profitability ($31.4 million), a $29.1 million increase in depreciation and amortization resulting from the aforementioned increase in production levels (including the Gunnison wells that began producing in December 2003), and higher trade payables and accrued liabilities balances of $12.1 million due primarily to higher accruals for ERT royalties as a result of increased production and higher accruals for ERT and Marine Contracting incentive compensation. Cash flow from operations was negatively impacted by timing of customer collections on trade accounts receivable ($19.5 million) and an increase in other current assets ($20.6 million) primarily for prepaid insurance.

         In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at September 30, 2004 and December 31, 2003 were approximately $3.7 million and $11.0 million, respectively.

         Investing Activities. We incurred $26.0 million of capital expenditures during the first nine months of 2004 compared to $74.0 million during the comparable prior year period. Included in the capital expenditures during the first nine months of 2004 was $5.5 million for the purchase of an intervention riser system, $5.7 million for ERT well exploitation programs and $12.4 million for further Gunnison field development. Included in the capital expenditures during the first nine months of 2003 was $17.5 million for the Canyon Master Service Agreement with Technip/Coflexip, which included the construction of a trencher and three ROVs, $22.4 million related to ERT's well exploitation program and $26.0 million related to Gunnison development costs, including the spar.

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

         In June 2002, CDI, along with GulfTerra Energy Partners L.P. ("GulfTerra"), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. Our share of the construction costs was approximately $120 million, all of which had been incurred as of September 30, 2004. In August 2002, the Company along with GulfTerra, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment in Deepwater Gateway, L.L.C. of $33 million, all of which had been paid as of September 30, 2004, and is recorded as Investment in Production Facilities in the accompanying consolidated balance sheet. In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company's long-term debt, was converted to a term loan. The term loan is collateralized by substantially all of Deepwater Gateway, L.L.C's assets and is non-recourse to the Company except for the balloon payment due at the end of the term. In the event of default, the Company would be required to pay up to $22.5 million; however, the Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the $22.5 million.

         In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $5.5 million and $13.2 million in the three and nine months ended September 30, 2004, respectively.

         As of September 30, 2004, the Company had $10.9 million of restricted cash, included in other assets, net in the accompanying consolidated balance sheet, of which $10.8 million related to ERT's escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

         As of September 30, 2004, the Company had committed to purchase an operations facility in Aberdeen, Scotland, to serve as the Company's U.K. headquarters. The purchase closed in October 2004 for approximately U.S. $6.4 million.

         Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. Our largest debt financing has been the MARAD debt. No draws were made on this facility in 2004 and 2003. The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made two payments each during the nine months ended September 30, 2004 and 2003 totaling $2.9 million and $2.8 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 1.4% as of September 30, 2004). For a period up to ten years from delivery of the vessel in April 2002, the Company has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2004, we were in compliance with these covenants.

         The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company's Marine Contracting vessels. This facility was cancelled and terminated in August 2004 and replaced by the new $150 million revolving credit facility described below.

         In August 2004, the Company entered into a four year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and existing or additional lenders. The new credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The new facility bears interest at LIBOR plus 75 - 175 basis points depending on Company leverage and contains financial covenants relative to the Company's level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of September 30, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

         The Company had a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan was repaid in full in August 2004 and the loan agreement was subsequently cancelled and terminated.

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

         During the first nine months of 2004 and 2003, we made payments of $2.6 million and $1.3 million respectively, on capital leases relating to Canyon. The only other financing activity during the nine months ended September 30, 2004 and 2003 involved the exercise of employee stock options ($9.5 million and $3.4 million, respectively).

         The following table summarizes our contractual cash obligations as of September 30, 2004 and the scheduled years in which the obligations are contractually due (in thousands):

                                                          Less Than 1
                                           Total (A)         Year          1-3 Years       3-5 Years    After 5 Years
-------------------------------------     ----------       ---------       ---------       ---------    -------------
MARAD debt                                $  136,411       $   3,144       $   6,925       $   7,870      $  118,472
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Revolving debt                                   -               -               -               -               -
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Capital leases and other                      13,273           5,621           5,512           2,140             -
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Field development costs                        6,000           6,000             -               -               -
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Drilling costs (B)                            15,000          15,000             -               -               -
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Operating leases                              14,517           5,703           2,209           1,825           4,780
-------------------------------------     ----------       ---------       ---------       ---------      ----------
Property and equipment                         6,411           6,411             -               -               -
-------------------------------------     ----------       ---------       ---------       ---------      ----------
    Total cash obligations                  $191,612         $41,879         $14,646         $11,835        $123,252
-------------------------------------     ----------       ---------       ---------       ---------      ----------

(A) Excludes CDI guarantee of payment due in 2009 on term loan (estimated to be $22.5 million) and unsecured letters of credit outstanding at September 30, 2004 totalling $3.4 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

(B) As an extension of ERT's well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well. If the drilling is successful, ERT's share of the development cost is estimated to be an additional $15 million. CDI's Marine Contracting assets would participate in this development. Drilling for oil and gas involves numerous risks, including the risk that the Company will not encounter commercially productive oil or gas reservoirs. If certain exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved property costs would be charged against earnings as impairments.

         In addition, in connection with our business strategy, we regularly evaluate acquisition opportunities (including additional vessels as well as interest in offshore natural gas and oil properties). We believe internally generated cash flow, borrowings under existing credit facilities and use of project financings along with other debt and equity alternatives will provide the necessary capital to meet these obligations and achieve our planned growth.

ITEM 3.  Quantitative and qualitative disclosure about market risk

         The Company is currently exposed to market risk in three major areas: interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

         Because the majority of the Company's debt at September 30, 2004 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments, but every 100 basis points move in interest rates would result in $1.5 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

         The Company has utilized derivative financial instruments with respect to a portion of 2004 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

         As of September 30, 2004, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                               INSTRUMENT             AVERAGE MONTHLY              WEIGHTED
PRODUCTION PERIOD                                 TYPE                    VOLUMES                AVERAGE PRICE
                                               ----------             ---------------            -------------
Crude Oil:
     October - December 2004                         Swap                  75 MBbl              $    31.53
     January - June 2005                             Swap                  20 MBbl              $    35.80
     January - September 2005                       Collar                 40 MBbl              $37.00 - $47.48
Natural Gas:
     October - December 2004                        Collar              600,000 MMBtu           $ 5.33 - $ 7.43
     January - June 2005                            Collar              300,000 MMBtu           $ 5.67 - $ 8.15

         Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

         Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Well Ops (U.K.) Limited). The functional currency for Well Ops (U.K.) Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three and nine months ended September 30, 2004 and 2003, respectively, did not have a material effect on reported amounts of revenues or net income.

         Assets and liabilities of Well Ops (U.K.) Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders' equity section of our balance sheet. Approximately 14% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded gains of $546,000 and $1.8 million, net of taxes, to our equity account in the three and nine months ended September 30, 2004, and (losses) gains of $(690,000) and $657,000, net of taxes, to our equity account in the three and nine months ended September 30, 2003.

         Canyon Offshore, the Company's ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three and nine months ended September 30, 2004 and 2003, respectively, were not material to the Company's results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended September 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Part I, Item I, Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)      Exhibits -

                  Exhibit 4.1 - Credit Agreement dated as of August 16, 2004, among Cal Dive International, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Southwest Bank of Texas, N.A., as Syndication Agent, Whitney National Bank, as Documentation Agent, and the other lenders thereto.

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


                                  CAL DIVE INTERNATIONAL, INC.




Date:  November 4, 2004           By:  /s/ Owen Kratz
                                       ----------------------------------------
                                       Owen Kratz, Chairman
                                         and Chief Executive Officer




Date:  November 4, 2004           By:  /s/ A. Wade Pursell
                                       ----------------------------------------
                                       A. Wade Pursell, Senior Vice
                                         President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

    4.1     -     Credit Agreement dated as of August 16, 2004, among Cal Dive
                  International, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Southwest Bank of
                  Texas, N.A., as Syndication Agent, Whitney National Bank, as
                  Documentation Agent, and the other lenders thereto.

    15.1    -     Independent Registered Public Accounting Firm's
                  Acknowledgement Letter

    31.1    -     Certification Pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

    31.2    -     Certification Pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934 by A. Wade Pursell, Chief Financial
                  Officer

    32.1    -     Section 1350 Certification by Owen Kratz, Chief Executive
                  Officer

    32.2    -     Section 1350 Certification by A. Wade Pursell, Chief
                  Financial Officer

    99.1    -     Report of Independent Registered Public Accounting Firm