Form 10-K
period 2004-12-31
CAL DIVE INTERNATIONAL INC
filed 2005-03-16
CIK 866829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-22739
                             ---------------------

                          CAL DIVE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      95-3409686
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
      400 NORTH SAM HOUSTON PARKWAY EAST                           77060
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $1,080,978,797 based on the last reported sales price of the Common Stock on June 30, 2004, as reported on the NASDAQ/National Market System.

     The number of shares of the registrant's Common Stock outstanding as of March 9, 2005 was 38,698,679.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            CAL DIVE INTERNATIONAL, INC. ("CDI") INDEX -- FORM 10-K

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    2
Item 2.          Properties..................................................   19
Item 3.          Legal Proceedings...........................................   22
Item 4.          Submission of Matters to a Vote of Security Holders.........   23
Unnumbered Item  Executive Officers of the Company...........................   23

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Shareholder
                 Matters and Issuer Purchases of Equity Securities...........   24
Item 6.          Selected Financial Data.....................................   25
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   25
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   41
Item 8.          Financial Statements and Supplementary Data.................   43
                 Management's Report on Internal Control Over Financial
                 Reporting...................................................   44
                 Report of Independent Registered Public Accounting Firm.....   45
                 Report of Independent Registered Public Accounting Firm on
                 Internal Control Over Financial Reporting...................   46
                 Consolidated Balance Sheets -- December 31, 2004 and 2003...   47
                 Consolidated Statements of Operations -- Three Years Ended
                 December 31, 2004, 2003 and 2002............................   48
                 Consolidated Statements of Shareholders' Equity -- Three
                 Years Ended December 31, 2004, 2003 and 2002................   49
                 Consolidated Statements of Cash Flows -- Three Years Ended
                 December 31, 2004, 2003 and 2002............................   50
                 Notes to Consolidated Financial Statements..................   51
Item 9.          Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   77
Item 9A.         Controls and Procedures.....................................   77
Item 9B.         Other Information...........................................   77

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   77
Item 11.         Executive Compensation......................................   77
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   78
Item 13.         Certain Relationships and Related Transactions..............   78
Item 14.         Principal Accounting Fees and Services......................   78

                                      PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   78
                 Signatures..................................................   81

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

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

     We are an energy services company, incorporated in the State of Minnesota, specializing in Marine Contracting development (including subsea construction and well operations) and providing oil and gas companies with alternatives to traditional approaches of equity or production sharing in offshore properties through our Oil & Gas Production and Production Facilities segments. Operations in the Production Facilities segment began in 2004. We operate primarily in the Gulf of Mexico, or Gulf, and, since 2002, in the North Sea and the Asia/Pacific regions with services that cover the lifecycle of an offshore oil and gas field. We believe we have a longstanding reputation for innovation in our subsea construction techniques, equipment design and methods of partnering with customers. Our diversified fleet of 22 vessels and 26 remotely operated vehicles (or ROVs) and trencher systems perform services that support drilling, well completion, intervention, construction and decommissioning projects involving pipelines, production platforms, risers and subsea production systems. We also have acquired significant interests in oil and gas properties; a Deepwater production facility at the Marco Polo field; and a planned facility, the Independence Hub, to be located in Mississippi Canyon Block 920. Our customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms.

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

     Our ROV subsidiary, Canyon Offshore, Inc., or Canyon, offers survey, engineering, repair, maintenance and international cable burial services in the Gulf, Europe/West Africa and Asia/Pacific regions. Our wholly owned subsidiaries, Wells Ops, Inc., and its Aberdeen, Scotland based sister company, Cal Dive International Limited (formerly known as Well Ops (U.K.) Limited), engineer, manage and conduct well construction, intervention and decommissioning operations in water depths from 200 to 10,000 feet in, the Gulf of Mexico and the North Sea, respectively. Cal Dive International Limited also performs saturation diving in the North Sea from its DP vessel, the Seawell.

     On the Outer Continental Shelf, or OCS, of the Gulf of Mexico, in water depths up to 1,000 feet, we perform traditional subsea services, including air and saturation diving and salvage work. Our shallow water diving division provides a full complement of services in the shallow water market from the shore to a depth of 200 feet. We own and operate eleven vessels that are permanently dedicated to performing traditional diving services. Altogether we employ more than 300 full-time supervisors, divers, tenders and support staff who make us the market leader for all manned diving services in the Gulf. In depths from 200 feet to 1,000 feet, these services are provided by our two four-point saturation diving vessels, with another four DP vessels capable of providing such services on the OCS. We provide subsea construction services in the OCS "spot market" where projects are generally turnkey in nature, short in duration (two to thirty days), and require the availability of multiple vessels due to frequent rescheduling. The technical and operational experience of our personnel and the scheduling flexibility offered by our large fleet enable us to manage turnkey projects and to meet our customers' requirements. We have also established a presence in the salvage market by offering customers a number of options to address their decommissioning obligations in a cost-efficient manner, particularly the removal of smaller structures.

     In our Oil & Gas Production business, our subsidiary Energy Resource Technology, Inc., or ERT, acquires and produces mature, non-core offshore property interests, offering customers a cost-effective alternative to the decommissioning process required by law (the "mature field strategy"). In 2000, ERT's reservoir engineering and geophysical expertise enabled us to acquire in partnership with the operator, Kerr McGee Oil & Gas Corp., a working interest in Gunnison, a Deepwater Gulf oil and natural gas exploration project, which began initial production in December 2003. In 2004, ERT continued to successfully pursue its strategy of acquiring (or partnering in) and developing proved undeveloped and high probability of success reserves, i.e., leases where reserves were judged by the current owner to be too marginal to justify development or they were seeking a partner. Also, in 2004, Cal Dive formed ERT (U.K.) Limited to explore exporting these strategies to the North Sea.

     In our Production Facilities segment, we participate in the ownership of production facilities in hub locations where there is potential for significant subsea tieback activity. In addition to production from the Gunnison reservoir (which began in December 2003), Cal Dive will receive ongoing revenues from its 20% interest in the production facility as satellite prospects are drilled and tied back to the spar. Deepwater Gateway, L.L.C., our second such endeavor, involves a 50% ownership position in the tension-leg platform installed at Anadarko's Marco Polo field at Green Canyon block 608 (which began producing in July 2004). In 2004, we acquired a 20% interest in Independence Hub, LLC, an affiliate of Enterprise Products Partners L.P. Independence Hub, LLC will own the "Independence Hub" platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. Construction is ongoing and is expected to complete and come online in early 2007. At both Gunnison and Marco Polo, we participated in field development planning and performed subsea construction work.

     Significant financial information relating to the Company's segments for the last three years is contained in footnote 14 of the Consolidated Financial Statements included herein, which financial statements are included in Item 8 hereof.

                       BUSINESS STRENGTHS AND STRATEGIES

     Our overall corporate goal is to increase shareholder value by strengthening our market position to provide a return that leads our Peer Group. Our goal for Return on Invested Capital is 10% or greater. We attempt to achieve our return on capital objective by focusing on the following business strengths and strategies.

OUR STRENGTHS

     Fleet of DP Vessels. We believe our fleet of DP construction vessels is one of the largest in the world, with one of the most diverse and technically advanced collections of subsea intervention and construction capabilities. The comprehensive services provided by our DP vessels are both complementary and overlapping, enabling us to provide customers with the redundancy essential for most projects, especially in the Deepwater. We also utilize these capabilities to develop our own, or partnering interest, in reservoirs.

     Formation of Well Operations Subsidiary as a "First In"
Advantage. Establishment of the Well Ops group followed the construction of the purpose-built Q4000 and the acquisition of the Subsea Well Operations Business Unit of Technip in Aberdeen, Scotland. The mission of these companies is to provide the industry with a single, comprehensive source for addressing current well operations needs and to engineer for future needs. We also use these capabilities to maintain, enhance and abandon our own reservoirs.

     Experienced Personnel and Turnkey Contracting. A key element of our successful growth has been our ability to attract and retain experienced personnel who are among the best in the industry at providing turnkey contracting. We believe the recognized skill of our personnel and our successful operating history uniquely position us to capitalize on the trend in the oil and gas industry of increased outsourcing to contractors and suppliers. This is especially true on a broader scale with smaller, economically challenged reservoirs.

     Major Provider of Marine Construction Services on the OCS. We believe that our shallow water diving division, and our position in the Gulf for saturation diving services make us one of the largest suppliers of subsea construction services on the Gulf of Mexico OCS. We expect the aging infrastructure will require increasing levels of inspection, maintenance and repair activities, or IMR.

     Oil & Gas Production. The strategy of ERT's oil and gas production business differentiates us from our competitors and helps to offset the cyclical nature of our subsea construction operations. Each of ERT's oil and gas investments is designed to secure utilization of CDI construction vessels.

     Production Facilities. At the Marco Polo field, our 50% ownership in the production facility allows us to realize a return on investment consisting of both a fixed monthly demand charge and a volumetric tariff charge. In addition, we assisted with the installation of the tension leg platform ("TLP") and the work to develop the surrounding acreage that can be tied back to the platform by our construction vessels. With the acquisition of a 20% interest in Independence Hub, LLC, we are in a good position to secure installation and tie-back work similar to what we achieved at the Marco Polo field. We also own a 20% interest in the spar at Gunnison. Our long-term goal is that 40% of all of our construction utilization is provided by ownership of offshore fields and production facilities. As our track record increases so does the demand for our model.

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

     Capturing a Leading Presence in the Deepwater Market. Our fleet now includes eight world-class DP vessels, five of which are based in the Gulf of Mexico. In addition, through Canyon we operate 26 ROV and trencher systems, including a "T750" Super Trencher as well as three Triton XLS ROV systems to fulfill requirements under a Master Service Agreement entered into with Technip-Coflexip. In 2004, Canyon purchased an Olympian T1 trencher, which is currently being upgraded to a "T600" Trencher. Canyon represents an integration consistent with our strategy of providing key services along the critical path of Deepwater projects.

     Developing Well Operations Niche. As major and independent oil and gas companies expand operations in the Deepwater basins of the world, development of these reserves will often require the installation of subsea trees. Historically, drilling rigs were usually necessary for subsea well operations to troubleshoot or enhance production, shift zones or perform recompletions. Three of our vessels serve as work platforms for well operations services at costs significantly less than drilling rigs. In the Gulf of Mexico, our multi-service semi-submersibles, the Q4000 and the Uncle John have set a series of well operations "firsts" in increasingly deep water without the use of a rig. In the North Sea, the Seawell has provided intervention and abandonment services for approximately 500 North Sea wells since her commissioning in 1987. Competitive advantages of the CDI vessels stem from their lower operating costs, together with an ability to mobilize quickly and to maximize productive time by performing a broad range of tasks for intervention, construction, inspection, repair and maintenance.

     Acquiring Mature Oil and Gas Properties. Through ERT we have been acquiring mature or sunset properties since 1992, thereby providing customers a cost effective alternative to the decommissioning process. In the last twelve years, we have acquired interests in 90 leases and currently are the operator of 35 of 50 active offshore leases. ERT has been able to achieve a significant return on capital by efficiently developing acquired reserves, lowering lease operating expenses and adding new reserves through exploitation drilling and well work. Our customers consider ERT a preferred buyer as a result of ERT's reputation, Cal Dive's financial strength and our salvage expertise. As an industry leader in acquiring mature properties, ERT has a significant flow of potential acquisitions. At December 31, 2004, ERT's total proved reserves were
116.3 Bcfe, including 43.9 Bcfe of proved reserves assigned to our ownership position in Gunnison.

     Expanding Ownership in Production Facilities. Along with Enterprise Products Partners L.P., Cal Dive owns 50% of the tension leg production platform installed at the Marco Polo field and 20% of the Independence Hub platform, a 105 foot deep draft, semi-submersible platform. We also own a 20% interest in the spar at Gunnison. Ownership of these production facilities provides a transmission type return that does not entail any reservoir or commodity price risk. The Company plans to seek additional opportunities to invest in such production facilities as well as evolved models.

     Expanding the PUD Model. We successfully applied the ERT model to the Deepwater with our involvement in the Gunnison field. The Deepwater Gulf has seen a significant increase in oil and gas exploration, development, and production due, in part, to new technologies that reduce operational costs and risks; the discovery of new, larger oil and gas reservoirs with high production potential; government deepwater incentives; and increasing demand and prices. Along with these larger fields are prospects where the reserves are judged by the current owner to be too marginal to justify development. In 2005, ERT will continue to aggressively pursue its strategy of acquiring reserves and develop these reserves utilizing Cal Dive's assets. Development of these fields may require services and a combination of Cal Dive assets to enhance the economics. Through ERT (U.K.) Limited, we plan to expand the model to the North Sea, and eventually to the Asian Continent.

                                  THE INDUSTRY

     The offshore oilfield services industry originated in the early 1950s to assist companies as they began to explore and develop offshore fields. The industry has grown significantly since the early 1970s as the domestic oil and gas industry has increasingly relied upon these fields for new domestic production. Factors we believe will benefit the industry in the coming years include: (i) increasing world demand for oil and natural gas; (ii) a continued increase in exploration, development, and production in the Deepwater Gulf and other Deepwater basins of the world; and (iii) an increased demand for decommissioning services in compliance with MMS regulations as the OCS offshore oil and gas industry continues to mature.

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

     Defined below are certain terms helpful to understanding the services we perform in support of offshore development:

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

          Peer Group: Defined in this Annual Report as comprising Global Industries, Ltd. (Nasdaq: GLBL), Horizon Offshore, Inc. (Nasdaq: HOFF), McDermott International, Inc. (NYSE: MDR), Oceaneering International, Inc. (NYSE: OII), Stolt Offshore SA (Nasdaq: SOSA), Technip-Coflexip (NYSE: TKP) and Superior Energy Services, Inc. (NYSE: SPN).

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

  DEEPWATER CONTRACTING AND WELL OPERATIONS

     In 1994, we began to assemble a fleet of DP vessels in order to deliver subsea services in the Deepwater and Ultra-Deepwater. Today, our fleet consists of two semi-submersible DP MSVs, the Q4000 and the Uncle John; a dedicated well operations vessel, the Seawell; an umbilical and rigid pipelay vessel, the Intrepid; three construction DP DSVs, the Witch Queen, the Mystic Viking, and the Eclipse; and an ROV support vessel the Northern Canyon.

     Our subsidiary, Canyon Offshore, Inc., operates ROVs and trenchers designed for offshore construction, rather than supporting drilling rig operations. As marine construction support in the Gulf of Mexico and other areas of the world moves to deeper waters, ROV systems will play an increasingly important role. Our vessels add value by supporting deployment of Canyon's ROVs. We have positioned ourselves to provide our customers with vessel availability and schedule flexibility to meet the technological challenges of these Deepwater construction developments in the Gulf and internationally. Our ROVs operate in three regions: the Americas (7), Europe/West Africa (7) and Asia Pacific (7) regions. In addition to the ROVs, Canyon also has five trenchers that operate in the Americas (1), Asia Pacific
(1) and the Europe/West Africa (3) regions, including a state of the art "T750" Super Trencher (Europe/West Africa) and the soon to be completed "T600" Trencher (Gulf of Mexico).

     Utilization of our Deepwater Contracting vessels of 60.6% in 2004 declined from 2003's utilization of 77.4%; however, utilization of our Well Ops vessels (the Q4000 and the Seawell) improved to 80.2% in 2004 from 77.5% in 2003. Major projects for the Deepwater Contracting group in 2003 and 2004 included:

                                                                                                      DEPTH
       END CLIENT               PROJECT NAME                         SCOPE OF WORK                    (FEET)
       ----------               ------------                         -------------                    ------
Allseas/Williams Energy        Devil's Tower                    16" Jumper Installation               3,200
       BP America                 Mad Dog                      Flotel (SPAR Installation)             4,500
     ENI Petroleum                   K2                    Horizontal Tree Installations (3)          4,000
GulfTerra Field Services      Green Canyon 237             Post-Crossings and ROV Inspections         2,700
   GulfTerra/El Paso              Phoenix                 16" SCR Recovery and J-Tube Pull-In         5,300
     JPK/Kerr McGee           Garden Banks 197            Flowline and Umbilical Installation         1,000
       Kerr McGee                  Triton                 Flowline and Umbilical Installation         2,024
       Kerr-McGee                  Triton                      Connector Seal Change-Out              2,000
       Kerr McGee                 Boomvang                  Pipeline/Umbilical Installation           3,500
       Kerr McGee                  Triton                           Umbilical Repair                  1,800
       Kerr McGee                 Red Hawk                     Change Out Pod on SS Tree              5,400
Llano Subsea Production     Garden Banks 385/386          Jumper and Flying Lead Installation         2,700
     Pinnacle/LLOG          Green Canyon 50/137           4" & 6" Flowlines, Umbilical, Riser         1,150
       Exploration                                              and I-Tube Installations
    Pioneer Natural               Harrier                        10" Tie-Ins & Jumpers                4,114
        Resources

     The mission of the Well Ops Group (Well Ops Inc. and Cal Dive International Limited) is to provide the industry with a single, comprehensive source for addressing current subsea well operations needs and to engineer for future needs. Our purpose-built vessels serve as work platforms for subsea well operations services at costs significantly less than drilling rigs. In the Gulf of Mexico, the Q4000 and the Uncle John have set a series of "firsts" in increasingly deep water without the use of a rig including: first "live subsea well" intervention; first through tubing subsea well decommission; first "live subsea well" intervention using wireline lubricator; first Deepwater full field decommission; first re-entry and decommission through horizontal tree; first removal and recovery of subsea well templates and horizontal trees; first use of test tree in open water as a lower riser package (LRP); first subsea transfer of tree from one well to another during decommissioning operations; first use of coil tubing drilling in subsea decommissioning; first installation of a "storm choke" as replacement for subsurface safety control valve; first transit between wells with intervention riser system deployed; first multiple tree installations and testing, all of which utilized a semi-submersible DP MSV instead of a drilling rig; as well as first to provide and apply a purpose-built 7 3/8" bore Intervention Riser System and the first interventions in 3,900 feet of salt water without use of a rig. The Seawell has provided intervention and abandonment services on approximately 500 North Sea wells since her commissioning in 1987, being the only consistent and continuous solution to light well intervention needs in the region, setting many records and "firsts" over the last 17 years. One additional advantage is that the Seawell can undertake saturation diving and construction tasks independently or simultaneously with the well intervention activities. We believe the Seawell sets the standard for the industry in subsea well intervention and continues to redefine the boundaries of the industry. In 2004, the Seawell performed the first live subsea well interventions from a monohull in the Norwegian Sector, undertaking work on five Statoil wells during the 2004 Campaign. According to Statoil, the Seawell operations saved 50% against the cost of a traditional semi-submersible offshore unit and gained additional value in improving their recoverable reserves and production rates. Competitive advantages of our vessels stem from their lower operating costs and the ability to mobilize quickly for multi-well campaigns of work and maximize productive time by performing a broad range of tasks for intervention, construction, inspection, repair and maintenance. Well Ops Inc. and Cal Dive International Limited also collaborate with leading downhole service providers to provide superior, comprehensive solutions to the well operations challenges faced by our customers.

  SHELF CONTRACTING

     On the OCS, in water depths up to 1,000 feet, we perform traditional subsea services including air and saturation diving in support of marine construction activities. Eleven of our vessels are permanently dedicated to performing traditional diving services, with another four DP vessels capable of providing such services, on the OCS. Six of these vessels support saturation diving. In addition, our highly qualified personnel have the technical and operational experience to manage turnkey projects to satisfy customers' requirements and achieve our targeted profitability.

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

     Within ERT we have assembled a team of personnel with experience in geology, geophysics, reservoir engineering, drilling, production engineering, facilities management, lease operations and petroleum land management. ERT generates income in three ways: lowering salvage costs by using our assets, operating the field more cost effectively and extending reservoir life through well exploitation operations. When a company sells an OCS property, they retain the financial responsibility for plugging and decommissioning if their purchaser becomes financially unable to do so. Thus, it becomes important that a property be sold to a purchaser who has the financial wherewithal to perform their contractual obligations. Although there is significant competition in this mature field market, ERT's reputation, supported by Cal Dive's financial strength, has made it the purchaser of choice of many major and independent oil and gas companies. In addition, ERT's reservoir engineering and geophysical expertise enabled us in 2000 to acquire in partnership with the operator, Kerr-McGee Oil & Gas Corp., a working interest in Gunnison, a Deepwater Gulf oil and natural gas exploration project, which began initial production in December 2003.

     The Deepwater Gulf has seen a significant increase in oil and gas exploration, development and production due, in part, to new technologies that reduce operational costs and risks, the discovery of new, larger oil and gas reservoirs with high production potential, government deepwater incentives, and increasing demand and prices. Along with these larger fields are discoveries where the exploratory well has encountered smaller proven undeveloped reserves that are judged by the current owner to be too marginal to justify development. As an extension of ERT's well exploitation strategy, it is the Company's intent from time to time to participate in drilling of high probability of success wells which initially do not possess proven reserves, and thus would be considered exploratory wells. Depending upon the water depth, development of these fields may require state of the art equipment such as the Q4000, a more specialized asset such as the Intrepid for pipelay, or a combination of Cal Dive contracting assets.

     The table below sets forth information, as of December 31, 2004, with respect to estimates of net proved reserves and the present value of estimated future net cash flows at such date, prepared in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2004, have been audited by Huddleston & Co., Inc., independent petroleum engineers. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                                                               TOTAL PROVED
                                                               ------------
Estimated Proved Reserves:
Natural gas (MMcf)..........................................         53,204
Oil and condensate (MBbls)..................................         10,517
Standardized measure of discounted future net cash flows
  (pre-tax)*................................................   $408,074,363

---------------

* The standardized measure of discounted future net cash flows attributable to our reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum. As of December 31, 2004, we owned an interest in 288 gross (252 net) oil wells and 145 gross (91 net) natural gas wells located in federal offshore waters in the Gulf of Mexico.

                             PRODUCTION FACILITIES

     There are over 100 discoveries in the Deepwater Gulf yet to be brought into production. Many of these are smaller reservoirs that standing alone cannot justify the economics of a host production facility. As a result, we expect that the Deepwater Gulf will be developed in a hub and satellite field concept. We expect significant opportunities as this occurs. At the Marco Polo field, our 50% ownership in the production facility through Deepwater Gateway, L.L.C. will allow us to realize a return on investment consisting of both a fixed monthly demand charge and a volumetric tariff charge. In addition, we assisted with the installation of the TLP and will work to develop the surrounding acreage that can be tied back to the platform by our construction vessels. Our 20% interest in the Independence Hub platform, scheduled for installation in late 2006, should enable us to repeat the Marco Polo strategy. Through our 20% interest in the Gunnison field, we also own an interest in the Gunnison spar production facility.

                                   CUSTOMERS

     Our customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers was as follows: 2004 -- Louis Dreyfus Energy Services (11%) and Shell Trading (US) Company (10%); 2003 -- Shell Trading (US) Company (10%) and Petrocom Energy Group Ltd. (10%); 2002 -- Horizon Offshore, Inc. (10%) and BP Trinidad & Tobago LLC (11%). Louis Dreyfus Energy Services, Shell Trading and Petrocom were purchasers of ERT's oil and gas production. We estimate in 2004 we provided subsea services to over 200 customers. Our projects are typically of short duration and are generally awarded shortly before mobilization. Accordingly, we believe backlog is not a meaningful indicator of future business results.

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

                     TRAINING, SAFETY AND QUALITY ASSURANCE

     We have established a corporate culture in which safety is among the highest priorities. Our corporate goal, based on the belief that all accidents are preventable, is to provide an injury-free workplace by focusing on correct safety behavior. Our safety procedures and training programs were developed by management personnel who came into the industry as divers and who know first hand the physical challenges of the ocean work site. As a result, management believes that our safety programs are among the best in the industry. We have introduced a company-wide effort to enhance a behavioral safety process and training program that makes safety a constant focus of awareness through open communication with all offshore and yard employees. The process includes the documentation of all daily observations and the collection of this data. In addition, we initiated regular monthly visits by project managers to conduct "Hazard Hunts" on each vessel, providing a "safety audit" with a fresh perspective. Results from this program were evident as our safety performance improved significantly in 2003 and 2004.

                             GOVERNMENT REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulations. We are subject to the jurisdiction of the U.S. Coast Guard, the U.S. Environmental Protection Agency, the MMS and the U.S. Customs Service, as well as private industry organizations such as the American Bureau of Shipping. In the North Sea, international regulations govern working hours and a specified working environment, as well as standards for diving procedures, equipment and diver health. These North Sea standards are some of the most stringent worldwide. In the absence of any specific regulation, our North Sea branch adheres to standards set by the International Marine Contractors Association and the International Maritime Organisation.

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

     Under OCSLA and the Federal Oil and Gas Royalty Management Act, MMS also administers oil and gas leases and establishes regulations that set the basis for royalties on oil and gas produced from the leases. The MMS's amendments to these regulations are subject to judicial review. In 2002, the D.C. Circuit reversed a 2000 district court decision and upheld a 1997 MMS gas valuation rule categorically denying allowances for post-production marketing costs such as long-term storage fees and marketer fees; however, the D.C. Circuit decision expressly allows firm demand charges to be deducted. Two trade associations had sought judicial review of the 1997 gas valuation rule and procured a favorable district court decision; however, the D.C. Circuit decision and denial of certorari by the Supreme Court ended the litigation in early 2003. In early 2005, the MMS is expected to publish a further revision to its gas valuation rule. The 2005 gas rule revision will clarify the deductibility of transportation costs and adopt the 2004 oil valuation rule's cost of capital approach described below. The revisions are not expected to reflect any major changes. We cannot predict what effect these changes will have on our operations but nothing significant is anticipated.

     In 2004, the MMS further amended its royalty regulations governing the valuation of crude oil produced from federal leases. The MMS's 2000 oil valuation rule had replaced a set of valuation benchmarks based on posted prices and comparable sales with an indexing system based on spot prices at nearby market centers. Among other things, the 2000 oil valuation rule (like the 1997 gas valuation rule) also categorically disallowed deductions for post-production marketing costs. Two industry trade associations sought judicial review of the 2000 oil rule, but voluntarily dismissed their suit after late 2002 negotiations led the MMS to amend its oil valuation rule further in 2004. The amended rule retained indexing for valuation but replaced spot prices with NYMEX future prices, except in the Rocky Mountain Region and California. The 2004 oil valuation rule also liberalized allowances for non-arm's length transportation arrangements by increasing the multiplier used for calculating the cost of capital. While the 2000 oil valuation rule was likely to increase our royalty obligation somewhat, the 2004 oil valuation rule is likely to attenuate that increase.

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

                                   EMPLOYEES

     We rely on the high quality of our workforce. As of December 31, 2004, we had approximately 900 employees, nearly 200 of which were salaried personnel. As of that date, we also utilized approximately 500 non-U.S. citizens to crew our foreign flag vessels under crewing contracts with C-MAR Services (UK), Ltd. of Aberdeen, Scotland and Well Ops PTE Limited. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe our relationship with our employees and foreign crew members is good.

                    WEBSITE AND OTHER AVAILABLE INFORMATION

     The Company maintains a website on the Internet with the address of www.caldive.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004, and copies of the Company's Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information contained on the Company's website is not part of this report.

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

     - The sale and expiration dates of offshore leases in the United States and overseas,

     - The discovery rate of new oil and gas reserves in offshore areas,

     - Technological advances,

     - Interest rates and the cost of capital,

     - Environmental regulations, and

     - Tax policies.

     The level of offshore construction activity improved somewhat in 2004. We cannot assure you activity levels will remain the same or increase. A sustained period of low drilling and production activity or the return of lower commodity prices would likely have a material adverse effect on our financial position, cash flows and results of operations.

THE OPERATION OF MARINE VESSELS IS RISKY, AND WE DO NOT HAVE INSURANCE COVERAGE FOR ALL RISKS.

     Marine construction involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including Jones Act employee coverage, which is the maritime equivalent of workers' compensation, and hull insurance on our vessels. We cannot assure you that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us. Moreover, we cannot assure you that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. As construction activity expands into deeper water in the Gulf and other Deepwater basins of the world, a greater percentage of our revenues may be from Deepwater construction projects that are larger and more complex, and thus riskier, than shallow water projects. As a result, our revenues and profits are increasingly dependent on our larger vessels. The current insurance on our vessels, in some cases, is in amounts approximating book value, which could be less than replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

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

ESTIMATES OF OUR OIL AND GAS RESERVES, FUTURE CASH FLOWS AND ABANDONMENT COSTS MAY BE SIGNIFICANTLY INCORRECT.

     Our proved reserves at December 31, 2004, included the reserves assigned to our ownership position in the Gunnison project, a Deepwater Gulf of Mexico oil and gas field operated by Kerr-McGee Oil & Gas Corp. The Gunnison reserves constitute approximately 38% of our total proved reserves as of December 31, 2004. This Annual Report contains estimates of our proved oil and gas reserves and the estimated future net cash flows there from based upon reports for the year ended December 31, 2003 and 2004, audited by our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to oil and gas prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in these reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. You should not assume that the present value of future net cash flows from our proved reserves referred to in this Annual Report is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. In addition, if costs of abandonment are materially greater than our estimates, they could have an adverse effect on financial position, cash flows and results of operations.

RESERVE REPLACEMENT MAY NOT OFFSET DEPLETION.

     Oil and gas properties are depleting assets. We replace reserves through acquisitions and exploitation of current properties. If we are unable to acquire additional properties or if we are unable to find additional reserves through exploitation of our properties, our future cash flows from oil and gas operations could decrease.

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

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND MINNESOTA LAW MAY DISCOURAGE A THIRD PARTY FROM MAKING A TAKEOVER PROPOSAL.

     In addition to the 55,000 shares of preferred stock issued to Fletcher International, Ltd. under the First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal Dive and Fletcher International, Ltd., our board of directors has the authority, without any action by our shareholders, to fix the rights and preferences on up to 4,945,000 shares of undesignated preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide the board of directors into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We also have employment contracts with all of our senior officers that require cash payments in the event of a "change of control." Any or all of the provisions or factors described above may have the effect of discouraging a takeover proposal or tender offer not approved by management and the board of directors and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less for their shares than otherwise might be available in the event of a takeover attempt.

ITEM 2.  PROPERTIES

                                  OUR VESSELS

     We own a fleet of 21 vessels and 26 ROVs and trenchers. We also lease one vessel. We believe that the Gulf market requires specially designed and/or equipped vessels to competitively deliver subsea construction services. Nine of our vessels have DP capabilities specifically designed to respond to the Deepwater market requirements. Eight of our vessels (six of which are based in the Gulf) have the capability to provide saturation diving services. Recent developments in our fleet include:

     Q4000: We began construction of our newest Ultra-Deepwater MSV, the Q4000in 1999, and accepted her delivery in early 2002. The vessel cost approximately $170 million and incorporates our latest semi-submersible technologies, including various patented elements such as the absence of lower hull cross bracing. A variable deck load of over 4,000 metric tons and upgraded well completions capability make the vessel particularly well suited for large offshore well intervention or construction projects in the Ultra-Deepwater. Its Huisman-Itrec multi-purpose tower has an open face which allows free access from three sides, an advantage for a construction and intervention vessel.

     Intrepid: The Intrepid offers customers a pipelay/construction vessel capable of carrying an 8,000 metric ton deck load. She began work in June of 2002.

     Eclipse: This large DP DSV is 370 feet long, 67 feet wide, and includes a saturation diving system and DP-2. The Eclipse began work in March 2002.

     Merlin:  Vessel is held for sale at December 31, 2004.

     Cal Dive Barge I:  Vessel expected to be retired in 2005.

     Seawell: This purpose-build 364 foot mono-hull DP vessel, capable of supporting both manned diving and ROVs, was recently upgraded for coiled tubing deployment and well testing. The Seawell was purchased in July 2002.

     ROVs: Canyon currently operates 21 ROVs and five trencher systems. In 2004, Canyon took delivery of an Olympian T1 trencher that is currently being upgraded to a "T600" Trencher.

                       LISTING OF VESSELS, BARGE AND ROVS

                         DATE                                              MOONPOOL    FOUR
                       CAL DIVE             CLEAR DECK    DECK             LAUNCH/    POINT        CRANE
                       PLACED IN   LENGTH     SPACE       LOAD               SAT      ANCHOR      CAPACITY
                        SERVICE    (FEET)   (SQ. FEET)   (TONS)   BERTHS    DIVING    MOORED       (TONS)       CLASSIFICATION(1)
                       ---------   ------   ----------   ------   ------   --------   ------   --------------   -----------------
DP MSVS:
Uncle John...........   11/96       254       11,834       460     102         X        --         2X100           DNV
FLOWLINE LAY:
Intrepid.............    8/97       381       17,728     4,000      50        --        --          400            ABS
WELL OPERATIONS:
Seawell..............    7/02       368        9,688       700     129         X        --          130            DNV
Q4000................    4/02       312       26,400     4,000     135         X        --      160 and 360        ABS
                                                                                               Derrick - 600
DP DSVS:
Eclipse..............    3/02       367        8,611     2,436     109         X        --      Forward - 5        DNV
                                                                                                 Mid - 4.3
                                                                                                Aft - 92/43
                                                                                               A-Frame 20.4 T
Witch Queen..........   11/95       278        5,600       500      60         X        --           50            DNV
Mystic Viking........    6/01       253        5,600     1,340      60         X        --           50            DNV
DP ROV SUPPORT
Vessels:
Merlin (2)...........   12/97       198        2,900       268      32        --        --        A-Frame          ABS
                                                                                                 Crane - 5
Northern Canyon(3)...    6/02       276        9,677     2,400      58        --        --           50            DNV
DSVS:
Cal Diver I..........    7/84       196        2,400       220      40         X         X           30            ABS
Cal Diver II.........    6/85       166        2,816       300      32         X         X        A-Frame          ABS
Cal Diver V..........    9/91       168        2,324       490      34        --         X        A-Frame          ABS
Cal Diver IV.........    3/01       120        1,440        60      24        --        --           --            ABS
Mr. Fred.............    3/00       167        2,465       500      36        --         X           25            USCG
Mr. Sonny(4).........    3/01       175        3,480       409      28        --         X           35            ABS
UTILITY VESSELS:
Mr. Jim..............    2/98       110        1,210        64      19        --        --           --            USCG
Mr. Jack.............    1/98       120        1,220        66      22        --        --           --            USCG
Polo Pony............    3/01       110        1,240        69      25        --        --           --            USCG
Sterling Pony........    3/01       110        1,240        64      25        --        --           --            USCG
White Pony...........    3/01       116        1,230        64      25        --        --           --            USCG
OTHER:
Cal Dive Barge 1(5)..    8/90       150          N/A       200      30        --         X          200            ABS
Talisman.............   11/00       195        3,000       675      14        --        --           --            ABS
26 ROVs and
  Trenchers(6).......  Various       --           --        --      --        --        --           --             --

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

(2) Held for sale at December 31, 2004.

(3) Leased.

(4) Cold stacked.

(5) Expected to be retired in 2005.

(6) Average age of ROV fleet is approximately 4.25 years.

     We incur routine drydock inspection, maintenance and repair costs pursuant to Coast Guard regulations and in order to maintain ABS or DNV classification for our vessels. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels. The Q4000 is subject to liens to secure the MARAD financing guarantees.

                  SUMMARY OF NATURAL GAS AND OIL RESERVE DATA

     The table below sets forth information, as of December 31, 2004, with respect to estimates of net proved reserves and the present value of estimated future net cash flows at such date, prepared in accordance with guidelines established by the Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2004, have been audited by Huddleston & Co., Inc., independent petroleum engineers. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

                                                               TOTAL PROVED
                                                               ------------
Estimated Proved Reserves:
Natural gas (MMcf)..........................................         53,204
Oil and condensate (MBbls)..................................         10,517
Standardized measure of discounted future net cash flows
  (pre-tax).................................................   $408,074,363

---------------

- The standardized measure of discounted future net cash flows attributable to our reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum. As of December 31, 2004, we owned an interest in 288 gross (252 net) oil wells and 145 gross (91 net) natural gas wells located in federal and state offshore waters in the Gulf of Mexico.

                             PRODUCTION FACILITIES

     At Gunnison, we own a 20% interest in the Gunnison truss spar facility, together with the operator Kerr-McGee Oil & Gas Corporation, who owns a 50% interest, and Nexen, Inc., who owns the remaining 30% interest. The Gunnison spar, which is moored in 3,150 feet of water and located on Garden Banks Block 668, has daily production capacity of 40,000 barrels of oil and 200 MMCF of gas. This facility is designed with excess capacity to accommodate production from satellite prospects in the area.

     Through our interest Deepwater Gateway, L.L.C., a 50/50 venture between us and Enterprise Products Partners L.P., we own a 50% interest in the Marco Polo TLP, which was installed on Green Canyon Block 608 in 4,300 feet of water. Deepwater Gateway, L.L.C. was formed to construct, install and own the Marco Polo TLP in order to process production from Anadarko Petroleum Corporation's Marco Polo field discovery at Green Canyon Block 608. Anadarko required 50,000 barrels of oil per day and 150 million feet per day of processing capacity for Marco Polo. The Marco Polo TLP was designed to process 120,000 barrels of oil per day and 300 million cubic feet per day and payload with space for up to six subsea tie backs.

     We also own a 20% interest in Independence Hub, LLC, an affiliate of Enterprise Products Partners L.P., that will own the "Independence Hub" platform, a 105 foot deep draft, semi-submersible platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet that will serve as a regional hub for natural gas production from multiple ultra-deepwater fields in the previously untapped eastern Gulf of Mexico. Installation of the platform is scheduled for late 2006 and first production is expected in 2007.

                                   FACILITIES

     Our corporate headquarters are located at 400 N. Sam Houston Parkway E., Suite 400, Houston, Texas. Our primary subsea and marine services operations are based in Morgan City, Louisiana. We own the Aberdeen, Scotland facility. All of our other facilities are leased.

                       PROPERTIES AND FACILITIES SUMMARY

                                        FUNCTION                           SIZE
                                        --------                           ----
Houston, Texas          Cal Dive International, Inc. (CDI)          60,000 square feet
                        Corporate Headquarters, Project
                        Management, and Sales Office;
                        Energy Resource Technology, Inc.;
                        and Well Ops Inc.
                        Canyon Offshore, Inc. (Canyon)              15,000 square feet
                        Corporate Headquarters, Management
                        and Sales Office
Aberdeen, Scotland      Cal Dive International Ltd. Operations       3.9 acres (42,463
                        Canyon Sales Office                       square feet -- office)
Singapore               Canyon Operations                           10,000 square feet
Morgan City, Louisiana  CDI Operations                                  28.5 acres
                        CDI Warehouse                               30,000 square feet
                        CDI Offices                                  4,500 square feet
Lafayette, Louisiana    CDI Operations                                    8 acres
                        CDI Warehouse                               12,000 square feet
                        CDI Offices                                  5,500 square feet
New Orleans, Louisiana  CDI Sales Office                             2,724 square feet

ITEM 3.  LEGAL PROCEEDINGS

INSURANCE AND LITIGATION

     Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers' compensation, maritime employer's liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. To date, we have been involved in only one such claim, where the cost of our vessel, the Balmoral Sea, was fully covered by insurance. Although there can be no assurance the amount of insurance we carry is sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business.

     We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. In that regard, in 1998, one of our subsidiaries entered into a subcontract with Seacore Marine Contractors Limited ("Seacore") to provide a vessel to a Coflexip subsidiary in Canada ("Coflexip"). Due to difficulties with respect to the sea states and soil conditions the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. We were not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million CDN. Seacore has initiated an arbitration proceeding against Cal Dive Offshore Ltd. ("CDO"), a subsidiary of Cal Dive, seeking contribution of one-half of this amount. Because only one of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and because CDO holds substantial counterclaims against Seacore, it is anticipated our subsidiary's exposure, if any, should be less than $500,000.

     During 2002, we engaged in a large construction project and in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes under the terms of the contract, we are entitled to indemnification for the contractual stand-by rate for the vessels during their downtime (the indemnification claim). The customer has disputed these invoices along with certain other change orders. Of the amounts billed by us for this project, approximately $6.8 million had not been collected as of December 31, 2004. This matter settled in March 2005 with no material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Cal Dive are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Owen Kratz................................  50    Chairman and Chief Executive Officer and
                                                  Director
Martin R. Ferron..........................  48    President and Chief Operating Officer and
                                                  Director
James Lewis Connor, III...................  47    Senior Vice President, General Counsel and
                                                  Corporate Secretary
A. Wade Pursell...........................  40    Senior Vice President, Chief Financial
                                                  Officer and Treasurer
Lloyd A. Hajdik...........................  39    Vice President -- Corporate Controller and
                                                  Chief Accounting Officer

     Owen Kratz is Chairman and Chief Executive Officer of Cal Dive International, Inc. He was appointed Chairman in May 1998 and has served as our Chief Executive Officer since April 1997. Mr. Kratz served as President from 1993 until February 1999, and as a Director since 1990. He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined Cal Dive in 1984 and has held various offshore positions, including saturation diving supervisor, and has had management responsibility for client relations, marketing and estimating. Mr. Kratz has a Bachelor of Science degree in Biology and Chemistry from State University of New York.

     Martin R. Ferron has served on our Board of Directors since September 1998. Mr. Ferron became President in February 1999 and has served as Chief Operating Officer since January 1998. Mr. Ferron has 25 years of experience in the oilfield industry, including seven in senior management positions with the international operations of McDermott and Oceaneering. Mr. Ferron has a civil engineering degree, a master's degree in marine technology, an MBA and is a chartered civil engineer.

     James Lewis Connor, III became Senior Vice President and General Counsel of Cal Dive in May 2002 and Corporate Secretary in July 2002. He had previously served as Deputy General Counsel since May 2000. Mr. Connor has been involved with the oil and gas industry for over 20 years, including nearly 14 years in his capacity as legal counsel to both companies and individuals. Prior to joining Cal Dive, Mr. Connor was a Senior Counsel at El Paso Production Company (formerly Sonat Exploration Company) from 1997 to 2000 and previously from 1995 to 1997 was a senior associate in the oil, gas and energy law section of Hutcheson & Grundy, L.L.P. Mr. Connor received his Bachelor of Science degree from Texas A&M University in 1979 and his law degree, with honors, from the University of Houston in 1991.

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

     Lloyd A. Hajdik joined the Company in December 2003 as Vice
President -- Corporate Controller. From January 2002 to November 2003 he was Assistant Corporate Controller for Houston-based NL Industries, Inc. Prior to NL, Mr. Hajdik served as Senior Manager of SEC Reporting and Accounting Services for Compaq Computer Corporation from 2000 to 2002, and as Controller for Halliburton's Baroid Drilling Fluids and Zonal Isolation product service lines from 1997 to 2000. Mr. Hajdik served as Controller for Engineering Services for Cliffs Drilling Company from 1995 to 1997 and was with Ernst & Young in the audit practice from 1989 to 1995. Mr. Hajdik graduated from Texas State University -- San Marcos (formerly Southwest Texas State University) receiving a Bachelor of Business Administration degree. Mr. Hajdik is a Certified Public Accountant and a member of the Texas Society of CPAs as well as the American Institute of Certified Public Accountants.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the Nasdaq National Market under the symbol "CDIS." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

                                                               COMMON STOCK
                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Calendar Year 2003
  First quarter.............................................  $24.46   $16.99
  Second quarter............................................  $23.19   $15.95
  Third quarter.............................................  $22.74   $19.31
  Fourth quarter............................................  $25.24   $19.88
Calendar Year 2004
  First quarter.............................................  $28.00   $22.74
  Second quarter............................................  $31.24   $25.01
  Third quarter.............................................  $36.27   $27.91
  Fourth quarter............................................  $43.71   $33.89
Calendar Year 2005
  First quarter (through March 9, 2005).....................  $52.28   $38.22

     On March 9, 2005, the closing sale price of our common stock on the Nasdaq National Market was $48.80 per share. As of March 9, 2005, there were an estimated 41 registered shareholders (approximately 4,700 beneficial owners) of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data presented below for each of the five years ended December 31, 2004, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K (in thousands, except per share amounts).

                                            2004        2003       2002       2001       2000
                                         ----------   --------   --------   --------   --------
Net Revenues...........................  $  543,392   $396,269   $302,705   $227,141   $181,014
Gross Profit...........................     171,912     92,083     53,792     66,911     55,369
Equity in Earnings (Losses) of
  Production Facilities Investments....       7,927        (87)        --         --         --
Net Income Before Change in Accounting
  Principle............................      82,659     33,678     12,377     28,932     23,326
Cumulative Effect of Change in
  Accounting Principle, net............          --        530         --         --         --
Net Income.............................      82,659     34,208     12,377     28,932     23,326
Preferred Stock Dividends and
  Accretion............................       2,743      1,437         --         --         --
Net Income Applicable to Common
  Shareholders.........................      79,916     32,771     12,377     28,932     23,326
Earnings per Common Share..............
Basic:
  Earnings Per Share Before Change in
     Accounting Principle..............        2.09       0.86       0.35       0.89       0.74
  Cumulative Effect of Change in
     Accounting Principle..............          --       0.01         --         --         --
                                         ----------   --------   --------   --------   --------
  Earnings Per Share...................        2.09       0.87       0.35       0.89       0.74
Diluted:
  Net Income Before Change in
     Accounting Principle..............        2.06       0.86       0.35       0.88       0.72
  Cumulative Effect of Change in
     Accounting Principle..............          --       0.01         --         --         --
                                         ----------   --------   --------   --------   --------
  Earnings Per Share...................        2.06       0.87       0.35       0.88       0.72
Total Assets...........................   1,038,758    882,842    840,010    494,296    347,488
Long-Term Debt.........................     138,947    206,632    223,576     98,048     40,054
Convertible Preferred Stock(1).........      55,000     24,538         --         --         --
Shareholders' Equity...................     485,292    381,141    337,517    226,349    194,725

---------------

(1) See discussion at Item 7. Liquidity and Capital Resources -- Financing Activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     Oil and gas prices, the offshore mobile rig count, and Deepwater construction activity are three of the primary indicators we use to forecast the future performance of our Marine Contracting business. Our construction services generally follow successful drilling activities by six to eighteen months on the OCS and twelve months or longer in the Deepwater arena. The level of drilling activity is related to both short- and long-term trends in oil and gas prices. Oil and natural gas prices have been at robust levels for the last two years and offshore drilling activity has increased, but only recently in the Gulf of Mexico. Our primary leading indicator, the number of offshore mobile rigs contracted, is currently at approximately 131 rigs employed in the Gulf of Mexico, slightly higher than year ago levels of 115 and compared to 182 during the first quarter of 2001. The Deepwater Gulf is principally being developed for oil, with the complexity of developing these reservoirs resulting in significant lead times to first production. In the North Sea, the rig count is currently at 59 rigs employed, which compared to 48 during the first quarter of 2004.

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

     - The sale and expiration dates of offshore leases in the United States and overseas,

     - The discovery rate of new oil and gas reserves in offshore areas,

     - Technological advances,

     - Interest rates and the cost of capital,

     - Environmental regulations, and

     - Tax policies.

     The level of offshore construction activity has increased only modestly despite higher commodity prices in 2003 and 2004. We cannot assure you that activity levels will continue to increase. A sustained period of low drilling and production activity or the return of lower commodity prices would likely have a material adverse effect on our financial position and results of operations.

     Product prices impact our oil and gas operations in several respects. Historically, we sought to acquire producing oil and gas properties that were generally in the later stages of their economic life. The sellers' potential abandonment liabilities are a significant consideration with respect to the offshore properties we have purchased to date. Although higher natural gas prices tend to reduce the number of mature properties available for sale, these higher prices typically contribute to improved operating results for ERT. In contrast, lower natural gas prices typically contribute to lower operating results for ERT and a general increase in the number of mature properties available for sale. In 2000, we expanded the scope of our gas and oil operations by taking a working interest in Gunnison, a Deepwater Gulf development of Kerr-McGee Oil & Gas Corp. In 2004, ERT continued to successfully pursue its strategy of acquiring (or partnering in) and developing proved undeveloped, or high probability of success reserves, i.e., leases where reserves were judged by the current owner to be too marginal to justify development or they were seeking a partner. Each of ERT's oil and gas investments is designed to secure utilization of CDI construction vessels.

     In our Production Facilities segment we participate in the ownership of production facilities in hub locations where there is potential for significant subsea tieback activity. We have a 50% interest in the TLP at Marco Polo, which began production in the second quarter of 2004, and a 20% interest in the Independence Hub semi-submersible which should be online in early 2007. See further discussion on the Independence Hub under Liquidity and Capital Resources -- Investing Activities.

     Gunnison reserves constitute approximately 38% of our total proved reserves as of December 31, 2004. This Annual Report contains estimates of our proved oil and gas reserves based upon reports audited by our independent petroleum engineers. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in these reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. Further, costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful. As an extension of ERT's well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $20 million, of which $1.1 million of equipment costs had been incurred through December 31, 2004. If the drilling is successful, ERT's share of the development cost is estimated to be an additional $15 million. Our Marine Contracting assets would participate in this development.

     Regarding marine contracting, vessel utilization is historically lower during the first quarter due to winter weather conditions in the Gulf and the North Sea. Accordingly, we normally plan our drydock inspections and other routine and preventive maintenance programs during this period. During the first quarter, a substantial number of our customers finalize capital budgets and solicit bids for construction projects. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters. As a result, we have historically generated up to 65% of our marine contracting revenues in the last six months of the year. Our operations can also be severely impacted by weather during the fourth quarter. Operation of oil and gas properties and production facilities tends to offset the impact of weather since the first and fourth quarters are typically periods of high demand and strong prices for natural gas. Due to this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

     The following table sets forth for the periods presented average U.S. natural gas prices, our equivalent natural gas production, the average number of offshore rigs under contract in the Gulf, the number of platforms installed and removed in the Gulf and the vessel utilization rates for each of the major categories of our fleet.

                                            2004                               2003                             2002
                              ---------------------------------    -----------------------------    -----------------------------
                                Q1        Q2       Q3      Q4       Q1      Q2      Q3      Q4       Q1      Q2      Q3      Q4
                              -------   -------   -----   -----    -----   -----   -----   -----    -----   -----   -----   -----
U.S. natural gas
  prices(1).................  $  5.61   $  6.08   $5.44   $6.26    $6.25   $5.61   $4.87   $5.06    $2.54   $3.36   $3.20   $4.29
ERT oil and gas production
  (MMcfe)...................   10,020    10,043   9,959   9,792    6,780   6,722   7,175   7,241    2,910   3,487   3,967   6,230
Rigs under contract in the
  Gulf(2)...................      115       116     118     123      119     126     128     122      122     125     131     128
Rigs under contract in N.
  Sea(3)....................       48        49      56      57       51      58      54      53       55      68      65      58
Platform installations(4)...       26        28      26      10        7      21      12      13       14      19      14      11
Platform removals(4)........       23        47      67      22        3      11      34      18       11      37      26       4
Our average vessel
  utilization rate:(5)
  Shelf.....................       32%       48%     52%     68%      51%     49%     61%     43%      55%     68%     56%     72%
  Deepwater.................       70%       57%     52%     64%      79%     78%     79%     74%      85%     79%     75%     89%
  Well Operations...........       82%       73%     73%     92%      51%     90%     81%     89%      NA      91%     69%     60%
  ROVs......................       49%       46%     45%     61%      50%     54%     53%     47%      47%     51%     63%     50%

---------------

(1) Henry Hub Gas Daily Average (the midpoint index price per Mmbtu for deliveries into a specific pipeline for the applicable calendar day as reported by Platts Gas Daily in the "Daily Price Survey" table).

(2) Average monthly number of rigs contracted, as reported by Offshore Data Services.

(3) Derived from information obtained from Platts U.K. and the Baker-Hughes International Rotary Rig Count for Q1 2002.

(4) Source: Minerals Management Service (2004 and 2003) and Offshore Data Services (2002); installation and removal of platforms with two or more piles in the Gulf.

(5) Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of days in each quarter.

CRITICAL ACCOUNTING POLICIES

     Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, changing capital market conditions and other factors which could affect the ongoing viability of our business segments and/or our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

  ACCOUNTING FOR OIL AND GAS PROPERTIES

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

  GOODWILL

     The Company tests for the impairment of goodwill on at least an annual basis. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, such as earnings multiples and comparable asset market values. Prior to 2002 goodwill was amortized on a straight line basis over 25 years. In 2002 the Company discontinued the amortization of goodwill. The Company completed its annual goodwill impairment test as of November 1, 2004. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units with its carrying amount. All of the Company's goodwill as of December 31, 2004 and 2003 related to its Marine Contracting segment. None of the Company's goodwill was impaired based on the impairment test performed as of November 1, 2004. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

  PROPERTY AND EQUIPMENT

     Property and equipment, both owned and under capital leases, are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets described in footnote 2 to the Consolidated Financial Statements included herein.

     For long-lived assets to be held and used, excluding goodwill, the Company bases its evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The Company's marine vessels are assessed on a vessel by vessel basis, while the Company's ROVs are grouped and assessed by asset class. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on management's estimate of discounted cash flows. The Company recorded an impairment charge of $1.9 million (included in Marine Contracting cost of sales in the accompanying consolidated statement of operations) in December 2004 on certain Marine Contracting vessels that met the impairment criteria. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria. During the fourth quarter of 2004, the Company classified a certain Marine Contracting vessel and other property and equipment intended to be disposed of within a twelve month period as assets held for sale totaling $5.0 million (included in other current assets in the accompanying consolidated balance sheet at December 31, 2004). The Company recorded an impairment charge of $2.0 million (included in Marine Contracting cost of sales), representing the amount by which their carrying value exceeds estimated fair value less cost to sell.

     The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate, but at least annually, an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value (based upon discounted cash flows) if the expected undiscounted future cash flows are less than the asset's net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making. Although prices used are likely to approximate market, they do not necessarily represent current market prices. Proved oil and gas reserve quantities are based on estimates prepared by Company engineers in accordance with guidelines established by the U.S. Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2004, have been audited by Huddleston & Co., independent petroleum engineers. All of the Company's reserves are located in the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

  RECERTIFICATION COSTS AND DEFERRED DRYDOCK CHARGES

     The Company's Marine Contracting vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. The Company expenses routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of three ways: (1) defer and amortize, (2) accrue in advance, or (3) expense as incurred. Companies in the industry use either the defer and amortize or the expense as incurred accounting method. The Company defers and amortizes recertification costs over the length of time in which the recertification is expected to last, which is generally 30 months. Major replacements and improvements, which extend the vessel's economic useful life or functional operating capability, are capitalized and depreciated over the vessel's remaining economic useful life. Inherent in this process are estimates the Company makes regarding the specific cost incurred and the period that the incurred cost will benefit.

     The Company accounts for regulatory (U.S. Coast Guard, American Bureau of Shipping and Det Norske Veritas) related drydock inspection and certification expenditures by capitalizing the related costs and amortizing them over the 30-month period between regulatory mandated drydock inspections and certification. As of December 31, 2004 and 2003, capitalized deferred drydock charges (included in other assets, net) totaled $10.0 million and $7.3 million, respectively. During the years ended December 31, 2004, 2003 and 2002, drydock amortization expense was $4.9 million, $4.1 million and $4.9 million, respectively.

  ACCOUNTING FOR DECOMMISSIONING LIABILITIES

     Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. ERT historically has purchased producing offshore oil and gas properties that are in the later stages of production. In conjunction with acquiring these properties, ERT assumes an obligation associated with decommissioning the property in accordance with the regulations set by government agencies. The abandonment liability related to the acquisitions of these properties is determined through a series of management estimates.

     Prior to an acquisition and as part of evaluating the economics of an acquisition, ERT will estimate the plug and abandonment liability. ERT personnel prepare detailed cost estimates to plug and abandon wells and remove necessary equipment in accordance with regulatory guidelines. ERT currently calculates the discounted value of the abandonment liability (based on the estimated year the abandonment will occur) in accordance with SFAS No. 143 and capitalizes that portion as part of the basis acquired and records the related abandonment liability at fair value. Decommissioning liabilities were $82.0 million and $78.4 million at December 31, 2004 and 2003, respectively.

     On an ongoing basis, ERT personnel monitor the status of wells on the properties, and as fields deplete and no longer produce, ERT will monitor the timing requirements set forth by the MMS for plugging and abandoning the wells and commence abandonment operations, when applicable. On an annual basis, ERT and Cal Dive management personnel review and update the abandonment estimates and assumptions for changes, among other things, in market conditions, interest rates and historical experience.

     The adoption of SFAS No. 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no material assets that are legally restricted for purposes of settling its decommissioning liabilities other than $15.1 million of restricted cash held in escrow included in Other Assets, net in the accompanying consolidated balance sheet (see Liquidity and Capital Resources -- Investing Activities).

  REVENUE RECOGNITION

     The Company earns the majority of marine contracting revenues during the summer and fall months. Revenues are derived from billings under contracts (which are typically of short duration) that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts. Revenues generated from specific time, materials and equipment charges contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Revenues generated in the pre-operation mode before a contract commences are deferred and recognized on a straight line basis in accordance with contract terms. Direct and incremental costs associated with pre-operation activities are similarly deferred and recognized over the estimated contract period.

     Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion, or achievement of certain contractual milestones if provided for in the contract. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. The Company recognizes additional contract revenue related to claims when the claim is probable and legally enforceable. Unbilled revenue represents revenue attributable to work completed prior to year-end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2004 are expected to be billed and collected within one year.

     The Company records revenues from the sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a barge lifting has occurred. The Company may have an interest with other producers in certain properties. In this case the Company uses the entitlements method to account for sales of production. Under the entitlements method the Company may receive more or less than its entitled share of production. If the Company receives more than its entitled share of production, the imbalance is treated as a liability. If the Company receives less than its entitled share, the imbalance is recorded as an asset. As of December 31, 2004 the net imbalance was $3.2 million and was included in Other Current Assets in the accompanying consolidated balance sheet.

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less that the outstanding historical balance or when the Company has determined the balance will not be collected.

  FOREIGN CURRENCY

     The functional currency for the Company's foreign subsidiary, Cal Dive International Limited (formerly known as Well Ops (U.K.) Limited), is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain in 2004 and 2003 of $10.8 million and $5.0 million (net of taxes in 2003), respectively, is included as accumulated other comprehensive income, as a component of shareholders' equity. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. As a result, cumulative deferred taxes on translation adjustments totaling approximately $6.5 million were reclassified from noncurrent deferred income taxes and accumulated other comprehensive income. All foreign currency transaction gains and losses are recognized currently in the statements of operations.

     Canyon Offshore, the Company's ROV subsidiary, has operations in the Europe/West Africa and Asia/ Pacific regions. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the years ended December 31, 2004 and 2003, respectively, were not material to the Company's results of operations or cash flows.

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

     During 2004 and 2003, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a net liability of $876,000 and $2.2 million as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003 the Company recorded unrealized gains of approximately $846,000 and $1.2 million, net of taxes of $456,000 and $654,000, respectively, in other comprehensive income, a component of shareholders' equity as these hedges were highly effective. The balance in the cash flow hedge adjustments account is recognized in earnings when the hedged item is sold. During 2004 and 2003, the Company reclassified approximately $11.1 million and $14.6 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

  EQUITY INVESTMENTS

     Our equity investments in unconsolidated subsidiaries include our investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary, we consider the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. We will monitor the fair value of our investments for impairment and will record an adjustment if we believe a decline is other than temporary. During 2004 and 2003 no impairment indicators existed.

  INCOME TAXES

     Deferred income taxes are based on the difference between financial reporting and tax bases of assets and liabilities. The Company utilizes the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company considers the undistributed earnings of its non-U.S. subsidiaries to be permanently reinvested. At December 31, 2004, the Company's non-U.S. subsidiaries had an accumulated deficit of $8.9 million in earnings and profits. These losses are primarily due to timing differences related to fixed assets. The Company has not provided deferred U.S. income tax on the losses. See footnote 9 to the Consolidated Financial Statements included herein for discussion of net operating loss carry forwards and deferred income taxes.

  WORKER'S COMPENSATION CLAIMS

     Our onshore employees are covered by Worker's Compensation. Offshore employees, including divers and tenders and marine crews, are covered by our Maritime Employers Liability insurance policy which covers Jones Act exposures. The Company incurs worker's compensation claims in the normal course of business, which management believes are substantially covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim.

  RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has not yet determined the method of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will not have a material impact on the Company's consolidated results of operations and earnings per share.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis). As amended by SFAS No. 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Company has not engaged in a large number of nonmonetary asset exchanges for significant amounts.

RESULTS OF OPERATIONS

     We derive our revenues, earnings and cash flows from three primary business segments: Marine Contracting, Oil and Gas Production and Production Facilities. Within Marine Contracting, we operate primarily in the Gulf of Mexico (Gulf), and recently in the North Sea and Asia/Pacific regions, with services that cover the lifecycle of an offshore oil or gas field. Our current diversified fleet of 22 vessels and 26 remotely operated vehicles (ROVs) and trencher systems perform services that support drilling, well completion, intervention, construction and decommissioning projects involving pipelines, production platforms, risers and subsea production systems. We also have a significant investment in offshore oil and gas production as well as production facilities. Operations in the Production Facilities segment began in 2004 with Marco Polo coming online. Investments in our Production Facilities segment is currently accounted for under the equity method of accounting. Our customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms.

  COMPARISON OF YEARS ENDED 2004 AND 2003

     Revenues. During the year ended December 31, 2004, the Company's revenues increased 37% to $543.4 million compared to $396.3 million for the year ended December 31, 2003. Of the overall $147.1 million increase, $106.0 million was generated by the Oil and Gas Production segment due to increased oil and gas production and higher commodity prices. Marine Contracting revenues increased $41.1 million from $259.0 million for 2003 to $300.1 million for 2004 due primarily to slightly increased utilization and improved contract pricing for the Company's Well Ops Group and improved performance from the Company's ROV division.

     Oil and Gas Production revenue for the year ended December 31, 2004 increased $106.0 million, or 77%, to $243.3 million from $137.3 million during 2003. Production increased 43% (39.8 Bcfe for the year ended December 31, 2004 compared to 27.9 Bcfe in 2003) primarily as a result of our successful well exploitation program, bringing a subsea PUD development online late in 2003, and Gunnison wells coming online throughout 2004 and provided 21% of total production. The average realized natural gas price of $6.13 per Mcf, net of hedges in place, during 2004 was 23% higher than the $4.98 per Mcf realized in 2003 while average realized oil prices, net of hedges in place, increased 28% to $35.34 per barrel compared to $27.63 per barrel realized during 2003.

     Gross Profit. Gross profit of $171.9 million for the year ended December 31, 2004 represented an 87% increase compared to the $92.1 million recorded in the prior year with the Oil and Gas Production segment contributing 87% of the increase. Marine Contracting gross profit increased to $36.5 million, for the year ended December 31, 2004, from $26.0 million in the prior year. The increase was primarily attributable to improved contract pricing for the Company's Well Ops Group and improved performance from the Company's ROV division, partially offset by asset impairments on certain Shelf and Deepwater division vessels totaling $3.9 million for conditions meeting the Company's asset impairment criteria. Oil and Gas Production gross profit increased $69.3 million, to $135.4 million, due to the aforementioned higher levels of production and commodity price increases.

     Gross margins of 32% in 2004 were 9 points better than the 23% in 2003. Marine Contracting margins increased 2 points to 12% for the year ended December 31, 2004, from 10% in the prior year, due to the factors noted above. In addition, margins in the Oil and Gas Production segment increased 8 points to 56% for the year ended December 31, 2004, from 48% in 2003, due primarily to the higher oil and gas commodity prices.

     Selling & Administrative Expenses. Selling and administrative expenses of $48.9 million for the year ended December 31, 2004 were $13.0 million higher than the $35.9 million incurred in 2003 due primarily to an increase in the 2004 Marine Contracting compensation program, which is based on certain individual performance criteria and the Company's profitability, and the ERT incentive compensation program, which is tied directly to the Oil and Gas Production segment profitability that was significantly higher in 2004 compared to 2003. Selling and administrative expenses at 9% of revenues for 2004 matched that of the prior year.

     Equity in Earnings of Production Facilities Investments. Equity in earnings of the Company's 50% investment in Deepwater Gateway, L.L.C. increased to $7.9 million in 2004 compared with a loss of $87,000 in 2003. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004 as Marco Polo began producing.

     Other (Income) Expense. The Company reported other expense of $5.3 million for the year ended December 31, 2004 compared to other expense of $3.4 million for the year ended December 31, 2003. Net interest expense of $5.6 million in 2004 was higher than the $2.4 million incurred in 2003, due primarily to $243,000 of capitalized interest in 2004, compared with $3.4 million in 2003, which related to the Company's investment in Gunnison and construction of the Marco Polo tension leg platform, both of which were online at different times during 2004.

     Income Taxes. Income taxes increased to $43.0 million for the year ended December 31, 2004 compared to $19.0 million in 2003, primarily due to increased profitability. The effective tax rate of 34.2% in 2004 is lower than the 36.1% effective tax rate for 2003 due to the benefit recognized by the Company for its research and development credits in the first quarter of 2004 as a result of the conclusion of the Internal Revenue Service ("IRS") examination of the Company's income tax returns for 2001 and 2002, and the tax cost or benefit of U.S. and U.K. branch operations.

     Net Income. Net income of $79.9 million for 2004 was $47.1 million greater than 2003 as a result of the factors described above. Further, convertible preferred stock dividends and accretion increased from $1.4 million in 2003 to $2.7 million in 2004 as a result of the Series A-2 Tranche of convertible preferred stock issued in June 2004 to the existing holder. See Liquidity and Capital Resources -- Financing Activities.

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

     Other (Income) Expense. The Company reported other expense of $3.5 million for the year ended December 31, 2003 in contrast to $2.0 million for 2002. Included in other expense for 2002 is a $1.1 million gain on our foreign currency derivative associated with the acquisition of Well Ops (U.K.) Limited recorded in other income in June 2002. Net interest expense of $2.4 million for 2003 is higher than the $2.2 million in the prior year as a result of our higher debt levels and the reduction of capitalized interest expense as the Q4000 and Intrepid were in service for only the last nine months of 2002.

     Income Taxes. Income taxes increased to $19.0 million for 2003, compared to $6.7 million in the prior year period, due to increased profitability. The effective rate increased to 36.1% in 2003 compared to 35.0% in 2002 due primarily to provisions for foreign taxes. The IRS is in the process of examining our income tax return for years 2001 and 2002, and the 2001 pre-acquisition income tax return for Canyon Offshore Inc. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

     Net Income. Net income of $32.8 million for 2003 was $20.4 million, or 165%, greater than 2002, as a result of the factors described above.

ITEM 7.  LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

     In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. At December 31, 2004, $136.4 million was outstanding on this debt. In August 2004 we closed a four year, $150 million revolving credit facility with a syndicate of banks. This facility was undrawn upon at December 31, 2004. In January 2002, we acquired Canyon Offshore, Inc.; in July 2002, we acquired the Well Operations Business Unit of Technip-Coflexip and, in August 2002, ERT made two significant property acquisitions. These acquisitions significantly increased our debt to total book capitalization ratio from 31% at December 31, 2001 to 40% at December 31, 2002. Cash flow from operations, along with the private placement of convertible preferred stock in January 2003 ($25 million, or $24.1 million net of transaction costs) and June 2004 ($30 million, or $29.3 million net of transaction costs), have enabled us to reduce this ratio to 22% as of December 31, 2004, as well as to build $91.1 million of unrestricted cash as of December 31, 2004.

     Operating Activities. Net cash provided by operating activities was $226.8 million during 2004, an increase of $139.4 million over the $87.4 million generated during 2003 due primarily to an increase in profitability ($48.5 million), a $37.5 million increase in depreciation and amortization (including the non-cash asset impairment charge in 2004) resulting from the aforementioned increase in production levels (including the Gunnison wells that began producing in December 2003). Further an increase in trade payables and accrued liabilities of $53.1 million due primarily to higher accruals for ERT royalties as a result of increased production and higher accruals for ERT and Marine Contracting incentive compensation also contributed to the increase in operating cash flow. Cash flow from operations was negatively impacted by an increase in other current assets ($28.3 million) primarily for prepaid insurance and current deferred taxes.

     In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at December 31, 2004 and 2003 were approximately $3.3 million and $11.0 million, respectively.

     Net cash provided by operating activities was $87.4 million during 2003, as compared to $66.9 million during 2002 due primarily to an increase in profitability and a $26.0 million increase in depreciation and amortization resulting from the aforementioned increase in production levels as well as depreciation on additional DP vessels placed in service. This increase was partially offset by funding from accounts receivable collections decreasing $20.3 million as receivables have grown primarily as a result of increased ERT production levels.

     Investing Activities. Capital expenditures have consisted principally of strategic asset acquisitions related to the purchase or construction of DP vessels, acquisition of select businesses, improvements to existing vessels, acquisition of oil and gas properties and investments in our Production Facilities. We incurred $82.3 million of capital investments during 2004, $95.4 million during 2003 and $312.8 million in 2002.

     We incurred $50.1 million of capital expenditures during 2004 compared to $93.2 million in 2003. Included in the capital expenditures during 2004 was $5.5 million for the purchase of an intervention riser system, $14.8 million for ERT well exploitation programs, $19.6 million for further Gunnison field development, $6.7 million for the purchase of an operations facility in Aberdeen, Scotland to serve as our UK headquarters and $3.5 million for the purchase and upgrade of a trencher system for our ROV division.

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

     In 2004, we invested $32.2 million in our Production Facilities segment which consists of our equity method investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC. In June 2002, CDI, along with Enterprise Products Partners L.P. ("Enterprise"), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate TLP production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. In August 2002, the Company along with Enterprise, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment in Deepwater Gateway, L.L.C. of $33 million, all of which had been paid as of December 31, 2004, and is recorded as Investments in Production Facilities in the accompanying consolidated balance sheet. The Company's investment in Deepwater Gateway, L.L.C. totaled $56.6 million as of December 31, 2004. Included in the investment account was capitalized interest and insurance paid by the Company totaling approximately $2.6 million. In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company's long-term debt, was converted to a term loan. The term loan is collateralized by substantially all of Deepwater Gateway, L.L.C.'s assets and is non-recourse to the Company except for the balloon payment due at the end of the term. In the event of default, the Company would be required to pay up to $22.5 million; however, the Company has not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the $22.5 million. In December 2004, the Company received its first distribution from Deepwater Gateway, L.L.C. totaling $7.5 million. The $7.5 million distribution was recorded as restricted cash (included in other assets, net in the accompanying consolidated balance sheet) at December 31, 2004 as the Company is required to escrow distributions from Deepwater Gateway, L.L.C. up to the first $22.5 million. In accordance with terms of the term loan, Deepwater Gateway, L.L.C. has the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. has decided to extinguish its term loan. The Company and Enterprise will make equal cash contributions (approximately $72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. At March 9, 2005, the term loan principal amount owed by Deepwater Gateway, L.L.C. was $144 million.

     In December 2004, CDI acquired a 20% interest (accounted for by CDI under the equity method of accounting) in Independence Hub, LLC ("Independence"), an affiliate of Enterprise. Independence will own the "Independence Hub" platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. Independence has previously executed agreements with the Atwater Valley Producers Group of five exploration and production companies for the dedication and processing of natural gas and condensate production from fields in the Atwater Valley, DeSoto Canyon and Lloyd Ridge areas of the deepwater Gulf of Mexico on the Independence Hub platform. As part of that transaction, the producers have also dedicated future production from a number of undeveloped blocks in the area for processing. The 105 foot deep draft, semi-submersible platform will serve as a regional hub for natural gas production from multiple ultra-deepwater fields in the previously untapped eastern Gulf of Mexico. The platform, which is estimated to cost approximately $385 million, will be capable of processing 850 million cubic feet of gas per day. It is designed to process production from six anchor fields and has excess payload capacity to tie back up to 10 additional fields. CDI's initial investment of $10.6 million has been paid as of December 31, 2004, and its total investment in Independence is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI's ownership in Independence (20% at December 31, 2004). The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys' fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at December 31, 2004 based upon the remote possibility of payments being made under the performance guarantee.

     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Valley Block 63 of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities. ERT's expected share of development costs for 2005 through 2007 are approximately $70 million to $100 million.

     As of December 31, 2004, the Company had $22.6 million of restricted cash, included in other assets, net in the accompanying consolidated balance sheet, of which $15.1 million related to ERT's escrow funds for decommissioning liabilities associated with the SMI 130 field acquisitions in 2002 and $7.5 million related to the Investment in Deepwater Gateway, L.L.C. discussed previously. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

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

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $20.3 million in the year ended December 31, 2004. The Company's Chief Executive Officer, as a Class A limited partner of OKCD, personally owns approximately 57% of the partnership. Other executive officers of the Company own approximately 6% combined of the partnership. OKCD has also awarded Class B limited partnership interests to key CDI employees.

     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings. Our largest debt financing has been the MARAD debt. No draws were made on this facility in 2004 and 2003. The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made two payments each during 2004 and 2003 totaling $2.9 million and $2.8 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2.47% as of December 31, 2004). CDI has paid MARAD guarantee fees for this debt which adds approximately 50 basis points per annum of interest expense. For a period up to ten years from delivery of the vessel in April 2002, the Company has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of December 31, 2004, we were in compliance with these covenants.

     The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company's Marine Contracting vessels. All outstanding borrowings under the facility were repaid during 2004 and the facility was cancelled and terminated in August 2004, and replaced by the new $150 million revolving credit facility described below.

     In August 2004, the Company entered into a four year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and the existing or additional lenders. The new credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The new facility bears interest at LIBOR plus 75 -- 175 basis points depending on Company leverage and contains financial covenants relative to the Company's level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of December 31, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

     The Company had a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan was repaid in full in August 2004, and the loan agreement was subsequently cancelled and terminated.

     In connection with borrowings under credit facilities and long-term debt financings, the Company has paid deferred financing costs totaling $4.6 million, $208,000 and $1.7 million in the years ended December 31, 2004, 2003 and 2002, respectively.

     On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock (Series A-2 Cumulative Convertible Preferred Stock, par value $0.01 per share). In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share. In the event the holder of the convertible preferred stock elects to redeem into Cal Dive common stock and Cal Dive's common stock price is below the conversion prices, unless the Company has elected to settle in cash, the holder would receive additional shares above the 833,334 common shares (Series A-1 tranche) and 982,029 common shares (Series A-2 tranche). The incremental shares would be treated as a dividend and reduce net income applicable to common shareholders. The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares at Cal Dive's option. CDI paid these dividends in 2004 and 2003 on the last day of the respective quarter in cash. After the second anniversary of the original issuance, the holder may redeem the value of its original and additional investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash.

     In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary -- "COL") (with a parent guarantee from Cal Dive) completed a capital lease with a bank refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay the bank sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). No gain or loss resulted from this transaction. COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction was accounted for as a capital lease with the present value of the lease obligation (and corresponding asset) being reflected on the Company's consolidated balance sheet beginning in the third quarter of 2003.

     In April 2004 and 2003, the Company purchased approximately one-third and one-third, respectively, of the redeemable stock in Canyon related to the Canyon purchase (see Investing Activities above and footnote 5 in the accompanying consolidated financial statements included herein for discussion of the Canyon acquisition) at the minimum purchase price of $13.53 per share ($2.5 million and $2.7 million).

     In May 2002, CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments. Net proceeds to the Company of approximately $87.2 million were used for the Coflexip Well Operations acquisition, ERT acquisitions and to retire debt under the Company's revolving line of credit.

     During 2004, 2003 and 2002, we made payments of $3.6 million, $2.4 million and $5.2 million separately on capital leases related to Canyon. The only other financing activity during 2004, 2003 and 2002 involved the exercise of employee stock options ($11.0 million, $3.6 million and $5.9 million, respectively).

     The following table summarizes our contractual cash obligations as of December 31, 2004 and the scheduled years in which the obligation are contractually due:

                         TOTAL(1)    LESS THAN 1 YEAR      1-3 YEARS      3-5 YEARS      MORE THAN 5 YEARS
                         --------   -------------------   ------------   ------------   --------------------
MARAD debt.............  $136,412        $  4,321           $ 9,037        $ 9,592            $113,462
Revolving debt.........        --              --                --             --                  --
Capital leases and
  other................    12,148           5,292             5,353          1,503                  --
Investments in
  Deepwater Gateway,
  L.L.C.(2)............        --              --                --             --                  --
Investments in
  Independence Hub,
  LLC..................    66,415          45,000            21,415             --                  --
Field development
  costs(3).............    14,500          14,500                --             --                  --
Drilling costs(4)......    20,000          20,000                --             --                  --
Operating leases.......    12,014           3,266             2,217          1,782               4,749
Property and
  equipment............        --              --                --             --                  --
                         --------        --------           -------        -------            --------
  Total cash
     obligations.......  $261,489        $ 92,379           $38,022        $12,877            $118,211
                         ========        ========           =======        =======            ========

---------------

(1) Excludes CDI guarantee of payment due in 2009 on term loan related to Deepwater Gateway, L.L.C. (estimated to be $22.5 million), guarantee of performance related to the construction of the Independence Hub platform under Independence Hub, LLC (estimated to be immaterial at December 31,
    2004) and unsecured letters of credit outstanding at December 31, 2004 totaling $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

(2) In accordance with terms of the term loan, Deepwater Gateway, L.L.C. has the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. has decided to extinguish its term loan. The Company and Enterprise will make equal cash contributions (approximately $72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. At March 9, 2005, the term loan principal amount owed by Deepwater Gateway, L.L.C. was $144 million.

(3) In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Valley Block 63 of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities. ERT's expected share of development costs for 2005 through 2007 are approximately $70 million to $100 million.

(4) As an extension of ERT's well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well. If the drilling is successful, ERT's share of the development cost is estimated to be an additional $15 million. CDI's Marine Contracting assets would participate in this development.

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

  Interest Rate Risk

     Because the majority of the Company's debt at December 31, 2004 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair value of the debt instruments, but every 100 basis points move in interest rates would result in approximately $1.4 million of annualized interest expense or savings, as the case may be, to the Company.

  Commodity Price Risk

     The Company has utilized derivative financial instruments with respect to a portion of 2004 and 2003 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

     As of December 31, 2004, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                                        AVERAGE MONTHLY   WEIGHTED AVERAGE
PRODUCTION PERIOD                     INSTRUMENT TYPE       VOLUMES            PRICE
-----------------                     ---------------   ---------------   ----------------
Crude Oil:
  January - June 2005...............     Swap              20 MBbl             $35.80
  January - September 2005..........    Collar             40 MBbl        $37.00 - $47.48
Natural Gas:
  January - June 2005...............    Collar          300,000 MMBtu      $5.67 - $8.15

     Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair value of these instruments to increase or decrease inversely to the change in NYMEX prices.

     Subsequent to December 31, 2004, the Company entered into additional oil costless collars for the periods July through December 2005 and October through December 2005. The July contract covers 20 MBbl per month at a price of $37.00 to $50.50 and the October contract covers 20 MBbl per month at a price of $37.00 to $50.80. The Company also entered into additional natural gas costless collars for the period July through December 2005. The contracts cover 225,000 MMBtu per month at a weighted average price of $5.00 to $9.44.

  Foreign Currency Exchange Rates

     Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Cal Dive International Limited). The functional currency for Cal Dive International Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the years ended December 31, 2004 and 2003, respectively, did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of Cal Dive International Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders' equity section of our balance sheet. Approximately 14% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded gains of $10.8 and $5.0 million (net of taxes in 2003) to our equity account in the years ended December 31, 2004 and 2003, respectively, to reflect the net impact of the decline of the U.S. dollar against the British Pound. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. As a result, cumulative deferred taxes on translation adjustments totaling approximately $6.5 million were reclassified from noncurrent deferred income taxes and accumulated other comprehensive income.

     Canyon Offshore, the Company's ROV subsidiary, has operations in the Europe/West Africa and Asia/ Pacific regions. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the years ended December 31, 2004 and 2003, respectively, were not material to the Company's results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Report on Internal Control Over Financial
  Reporting.................................................   44
Report of Independent Registered Public Accounting Firm.....   45
Report of Independent Registered Public Accounting Firm on
  Internal Control Over Financial Reporting.................   46
Consolidated Balance Sheets -- December 31, 2004 and 2003...   47
Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002..........................   48
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2004, 2003 and 2002..............   49
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   50
Notes to Consolidated Financial Statements..................   51

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Cal Dive International, Inc., together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of the end of the Company's 2004 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria set forth in the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 46, which expresses an unqualified opinion on management's assessment and on the effectiveness of Company's internal control over financial reporting as of December 31, 2004.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cal Dive International, Inc.

     We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cal Dive International, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" in 2003.

                                          /s/ ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Cal Dive International, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cal Dive International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Cal Dive International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cal Dive International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Cal Dive International, Inc. and Subsidiaries and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2004        2003
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   91,142   $   6,378
  Restricted cash...........................................          --       2,433
  Accounts receivable --
     Trade, net of allowance for uncollectible accounts of
      $7,768 and $7,462.....................................      95,732      78,733
     Unbilled revenue.......................................      18,977      17,874
  Deferred income taxes.....................................      12,992       5,398
  Other current assets......................................      35,118      19,834
                                                              ----------   ---------
          Total current assets..............................     253,961     130,650
                                                              ----------   ---------
Property and equipment......................................     861,281     802,694
  Less -- Accumulated depreciation..........................    (276,864)   (183,891)
                                                              ----------   ---------
                                                                 584,417     618,803
Other assets:
  Equity investments in production facilities...............      67,192      34,517
  Goodwill, net.............................................      84,193      81,877
  Other assets, net.........................................      48,995      16,995
                                                              ----------   ---------
                                                              $1,038,758   $ 882,842
                                                              ==========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   56,047   $  50,897
  Accrued liabilities.......................................      75,502      36,850
  Current maturities of long-term debt......................       9,613      16,199
                                                              ----------   ---------
          Total current liabilities.........................     141,162     103,946
                                                              ----------   ---------
Long-term debt..............................................     138,947     206,632
Deferred income taxes.......................................     133,777      89,274
Decommissioning liabilities.................................      79,490      75,269
Other long term liabilities.................................       5,090       2,042
                                                              ----------   ---------
          Total liabilities.................................     498,466     477,163
Convertible preferred stock.................................      55,000      24,538
Commitments and contingencies
Shareholders' equity:
  Common stock, no par, 120,000 shares authorized, 52,020
     and 51,460 shares issued...............................     212,608     199,999
  Retained earnings.........................................     258,634     178,718
  Treasury stock, 13,602 shares, at cost....................      (3,741)     (3,741)
  Accumulated other comprehensive income....................      17,791       6,165
                                                              ----------   ---------
          Total shareholders' equity........................     485,292     381,141
                                                              ----------   ---------
                                                              $1,038,758   $ 882,842
                                                              ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net Revenues:
  Marine contracting........................................  $300,082    $258,990    $239,916
  Oil and gas production....................................   243,310     137,279      62,789
                                                              --------    --------    --------
                                                               543,392     396,269     302,705
Cost of sales:
  Marine contracting........................................   263,597     233,005     212,868
  Oil and gas production....................................   107,883      71,181      36,045
                                                              --------    --------    --------
       Gross profit.........................................   171,912      92,083      53,792
Selling and administrative expenses.........................    48,881      35,922      32,783
                                                              --------    --------    --------
Income from operations......................................   123,031      56,161      21,009
  Equity in earnings (losses) of production facilities
     investments............................................     7,927         (87)         --
  Net interest expense and other............................     5,265       3,403       1,968
                                                              --------    --------    --------
Income before income taxes and change in accounting
  principle.................................................   125,693      52,671      19,041
  Provision for income taxes................................    43,034      18,993       6,664
                                                              --------    --------    --------
Income before change in accounting principle................    82,659      33,678      12,377
  Cumulative effect of change in accounting principle,
     net....................................................        --         530          --
                                                              --------    --------    --------
Net Income..................................................    82,659      34,208      12,377
  Preferred stock dividends and accretion...................     2,743       1,437          --
                                                              --------    --------    --------
Net income applicable to common shareholders................  $ 79,916    $ 32,771    $ 12,377
                                                              ========    ========    ========
Earnings per common share
  Basic:
     Earnings per share before change in accounting
       principle............................................  $   2.09    $   0.86    $   0.35
     Cumulative effect of change in accounting principle....        --        0.01          --
                                                              --------    --------    --------
     Earnings per share.....................................  $   2.09    $   0.87    $   0.35
                                                              ========    ========    ========
  Diluted:
     Earnings per share before change in accounting
       principle............................................  $   2.06    $   0.86    $   0.35
     Cumulative effect of change in accounting principle....        --        0.01          --
                                                              --------    --------    --------
     Earnings per share.....................................  $   2.06    $   0.87    $   0.35
                                                              ========    ========    ========
Weighted average common shares outstanding:
  Basic.....................................................    38,204      37,740      35,504
  Diluted...................................................    39,531      37,844      35,749
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                   ACCUMULATED
                                                                                      OTHER
                                 COMMON STOCK                  TREASURY STOCK     COMPREHENSIVE       TOTAL
                               -----------------   RETAINED   -----------------      INCOME       SHAREHOLDERS'
                               SHARES    AMOUNT    EARNINGS   SHARES    AMOUNT       (LOSS)          EQUITY
                               ------   --------   --------   -------   -------   -------------   -------------
                                                                (IN THOUSANDS)
Balance, December 31, 2001...  46,239   $ 99,105   $133,570   (13,783)  $(6,326)     $    --        $226,349
Comprehensive income:
  Net income.................      --         --     12,377        --        --           --          12,377
  Foreign currency
    translation
    adjustments..............      --         --         --        --        --        2,548           2,548
  Unrealized loss on
    commodity hedges, net....      --         --         --        --        --       (2,642)         (2,642)
                                                                                                    --------
Comprehensive income.........                                                                         12,283
                                                                                                    --------
Sale of common stock, net....   3,961     87,219         --        --        --           --          87,219
Activity in company stock
  plans, net.................     860      7,376         --        --        --           --           7,376
Issuance of shares in
  business acquisition.......      --      1,705         --       181     2,585           --           4,290
                               ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2002...  51,060    195,405    145,947   (13,602)   (3,741)         (94)        337,517
Comprehensive income:
  Net income.................      --         --     34,208        --        --           --          34,208
  Foreign currency
    translations
    adjustments..............      --         --         --        --        --        5,044           5,044
  Unrealized gain on
    commodity hedges, net....      --         --         --        --        --        1,215           1,215
                                                                                                    --------
Comprehensive income.........                                                                         40,467
                                                                                                    --------
Convertible preferred stock
  dividends..................      --         --       (981)       --        --           --            (981)
Accretion of preferred stock
  costs......................      --         --       (456)       --        --           --            (456)
Activity in company stock
  plans, net.................     400      4,594         --        --        --           --           4,594
                               ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2003...  51,460    199,999    178,718   (13,602)   (3,741)       6,165         381,141
Comprehensive income:
  Net income.................      --         --     82,659        --        --           --          82,659
  Foreign currency
    translations
    adjustments..............      --         --         --        --        --       10,780          10,780
  Unrealized gain on
    commodity hedges, net....      --         --         --        --        --          846             846
                                                                                                    --------
Comprehensive income.........                                                                         94,285
                                                                                                    --------
Convertible preferred stock
  dividends..................      --         --     (1,620)       --        --           --          (1,620)
Accretion of preferred stock
  costs......................      --         --     (1,123)       --        --           --          (1,123)
Activity in company stock
  plans, net.................     560     12,609         --        --        --           --          12,609
                               ------   --------   --------   -------   -------      -------        --------
Balance, December 31, 2004...  52,020   $212,608   $258,634   (13,602)  $(3,741)     $17,791        $485,292
                               ======   ========   ========   =======   =======      =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003       2002
                                                             ---------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $  82,659   $ 34,208   $  12,377
     Adjustments to reconcile net income to net cash
       provided by operating activities --
       Cumulative effect of change in accounting
          principle........................................         --       (530)         --
       Depreciation and amortization.......................    104,405     70,793      44,755
       Asset impairment charge.............................      3,900         --          --
       Equity in (earnings) losses of production facilities
          investments......................................       (469)        87          --
       Deferred income taxes...............................     42,046     18,493       6,130
       Loss (gain) on sale of assets.......................        100         45         (10)
     Changes in operating assets and liabilities:
       Accounts receivable, net............................    (17,397)   (20,256)     (1,728)
       Other current assets................................    (23,294)     5,038      (7,086)
       Accounts payable and accrued liabilities............     43,292     (9,808)     16,206
       Other noncurrent, net...............................     (8,435)   (10,654)     (3,749)
                                                             ---------   --------   ---------
       Net cash provided by operating activities...........    226,807     87,416      66,895
                                                             ---------   --------   ---------
Cash flows from investing activities:
  Capital expenditures.....................................    (50,123)   (93,160)   (161,766)
  Acquisition of businesses, net of cash acquired..........         --       (407)   (118,331)
  Investments in production facilities.....................    (32,206)    (1,917)    (32,688)
  (Increase) decrease in restricted cash...................    (20,133)        73      (2,506)
  Proceeds from (payments on) sales of property............       (100)       200         483
                                                             ---------   --------   ---------
       Net cash used in investing activities...............   (102,562)   (95,211)   (314,808)
                                                             ---------   --------   ---------
Cash flows from financing activities:
  Sale of common stock, net of transaction costs...........         --         --      87,219
  Sale of convertible preferred stock, net of transaction
     costs.................................................     29,339     24,100          --
  Borrowings under MARAD loan facility.....................         --         --      43,899
  Repayment of MARAD borrowings............................     (2,946)    (2,767)     (1,318)
  Borrowings (repayments) on line of credit................    (30,189)   (22,402)     52,591
  Deferred financing costs.................................     (4,550)      (208)     (1,694)
  Borrowings on term loan..................................         --      5,730      29,270
  Repayments of term loan borrowings.......................    (35,000)        --          --
  Borrowings on capital leases.............................         --     12,000          --
  Capital lease payments...................................     (3,647)    (2,430)     (5,183)
  Preferred stock dividends paid...........................     (1,620)      (981)         --
  Redemption of stock in subsidiary........................     (2,462)    (2,676)         --
  Exercise of stock options, net...........................     11,038      3,570       5,900
                                                             ---------   --------   ---------
       Net cash (used in) provided by financing
          activities.......................................    (40,037)    13,936     210,684
                                                             ---------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents..............................................        556        237         106
Net increase (decrease) in cash and cash equivalents.......     84,764      6,378     (37,123)
Cash and cash equivalents:
  Balance, beginning of year...............................      6,378         --      37,123
                                                             ---------   --------   ---------
  Balance, end of year.....................................  $  91,142   $  6,378   $      --
                                                             =========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Cal Dive International, Inc. (Cal Dive, CDI or the Company), headquartered in Houston, Texas, is an energy services company with operations in three primary business segments: Marine Contracting, Oil & Gas Production and Production Facilities. Within its Marine Contracting segment, CDI operates primarily in the Gulf of Mexico (Gulf), the North Sea and Asia/Pacific regions, with services that cover the lifecycle of an offshore oil or gas field. CDI's current diversified fleet of 22 vessels and 26 remotely operated vehicles (ROVs) and trencher systems perform services that support drilling, well completion, intervention, construction and decommissioning projects involving pipelines, production platforms, risers and subsea production systems. The Company also has a significant investment in offshore oil and gas production (through its wholly owned subsidiary Energy Resource Technology, Inc.) as well as production facilities. Operations in the Production Facilities segment began in 2004 with Marco Polo coming online. The Production Facilities segment is currently accounted for under the equity method of accounting and includes the Company's 50% investment in Deepwater Gateway, L.L.C. and its 20% investment in Independence Hub, LLC. CDI's customers include major and independent oil and gas producers, pipeline transmission companies and offshore engineering and construction firms.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. and its 20% interest in Independence Hub, LLC using the equity method of accounting as the Company does not have voting or operational control of either entity.

     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to bad debts, investments, intangible assets and goodwill, property plant and equipment, decommissioning liabilities, income taxes, worker's compensation insurance and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

  GOODWILL

     The Company tests for the impairment of goodwill on at least an annual basis. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, such as earnings multiples and comparable asset market values. Prior to 2002 goodwill was amortized on a straight line basis over 25 years. In 2002 the Company discontinued the amortization of goodwill. The Company completed its annual goodwill impairment test as of November 1, 2004. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units with its

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES carrying amount. All of the Company's goodwill as of December 31, 2004 and 2003 related to its Marine Contracting segment. None of the Company's goodwill was impaired based on the impairment test performed as of November 1, 2004. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

     Energy Resource Technology, Inc. ("ERT") acquisitions of producing offshore properties are recorded at the value exchanged at closing together with an estimate of its proportionate share of the discounted decommissioning liability assumed in the purchase based upon its working interest ownership percentage. In estimating the decommissioning liability assumed in offshore property acquisitions, the Company performs detailed estimating procedures, including engineering studies. The resulting decommissioning liability is reflected on the face of the balance sheet at fair value on a discounted basis. All capitalized costs are amortized on a unit-of-production basis (UOP) based on the estimated remaining oil and gas reserves. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

     The following is a summary of the components of property and equipment (dollars in thousands):

                                                     ESTIMATED
                                                    USEFUL LIFE       2004       2003
                                                   --------------   --------   --------
Vessels..........................................  15 to 30 years    506,262   $490,878
Offshore leases and equipment....................       UOP          328,071    292,858
Machinery, equipment,buildings and leasehold
  improvements...................................  5 to 30 years      26,948     18,958
                                                                    --------   --------
  Total property and equipment...................                   $861,281   $802,694
                                                                    ========   ========

     The Company capitalized interest totaling $243,000, $3.4 million and $4.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     The cost of repairs and maintenance of vessels and equipment is charged to operations as incurred, while the cost of improvements is capitalized. Total repair and maintenance charges were $17.0 million, $14.7 million and $11.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     For long-lived assets to be held and used, excluding goodwill, the Company bases its evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The Company's marine vessels are assessed on a vessel by vessel basis, while the Company's ROVs are grouped and assessed by asset class. If an impairment has occurred, the Company recognizes a loss

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. The Company recorded an impairment charge of $1.9 million (included in Marine Contracting cost of sales) in December 2004 on certain Marine Contracting vessels that met the impairment criteria. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria. During the fourth quarter of 2004, the Company classified a certain Marine Contracting vessel and other property and equipment intended to be disposed of within a twelve month period as assets held for sale totaling $5.0 million (included in other current assets at December 31, 2004). The Company recorded an impairment charge of $2.0 million (included in Marine Contracting cost of sales), representing the amount by which their carrying value exceeds estimated fair value less cost to sell.

  RECERTIFICATION COSTS AND DEFERRED DRYDOCK CHARGES

     The Company's Marine Contracting vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. The Company expenses routine repairs and maintenance as they are incurred. Recertification costs can be accounted for in one of three ways: (1) defer and amortize, (2) accrue in advance, or (3) expense as incurred. Companies in the industry use either the defer and amortize or the expense as incurred accounting method. The Company defers and amortizes recertification costs over the length of time in which the recertification is expected to last, which is generally 30 months. Major replacements and improvements, which extend the vessel's economic useful life or functional operating capability, are capitalized and depreciated over the vessel's remaining economic useful life. Inherent in this process are estimates the Company makes regarding the specific cost incurred and the period that the incurred cost will benefit.

     The Company accounts for regulatory (U.S. Coast Guard, American Bureau of Shipping and Det Norske Veritas) related drydock inspection and certification expenditures by capitalizing the related costs and amortizing them over the 30-month period between regulatory mandated drydock inspections and certification. As of December 31, 2004 and 2003, capitalized deferred drydock charges (included in other assets, net) totaled $10.0 million and $7.3 million, respectively. During the years ended December 31, 2004, 2003 and 2002, drydock amortization expense was $4.9 million, $4.1 million and $4.9 million, respectively.

  ACCOUNTING FOR DECOMMISSIONING LIABILITIES

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. Prior to January 1, 2003, the Company reflected this liability on the balance sheet on an undiscounted basis.

     The adoption of SFAS No. 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $33.1 million decrease in the carrying values of proved properties, (ii) a $7.4 million decrease in accumulated depreciation, depletion and amortization of property and equipment, (iii) a $26.5 million decrease in decommissioning liabilities and (iv) a $0.3 million increase in deferred income tax liabilities. The net impact of items (i) through (iv) was to record a gain of $0.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. The Company has no material assets that are legally restricted for purposes of settling its decommissioning liabilities other than the $15.1 million of restricted cash in escrow (see Statement of Cash Flow Information in this footnote).

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 are presented below (in thousands, except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2003
                                                          -------   -------   -------
Net income applicable to common shareholders as
  reported..............................................  $79,916   $32,771   $12,377
Changes in accretion and depreciation expense...........       --        --      (649)
Cumulative effect of accounting change..................       --      (530)       --
                                                          -------   -------   -------
Pro forma net income applicable to common
  shareholders..........................................  $79,916   $32,241   $11,728
Pro forma earnings per common share applicable to common
  shareholders:
  Basic.................................................  $  2.09   $  0.86   $  0.33
  Diluted...............................................     2.06      0.86      0.33
Earnings per common share applicable to common
  shareholders as reported:
  Basic.................................................  $  2.09   $  0.87   $  0.35
  Diluted...............................................     2.06      0.87      0.35

     The following table describes the changes in the Company's asset retirement obligations for the year ended 2004 (in thousands):

Asset retirement obligation at December 31, 2003............   $78,414
Liability incurred during the period........................       202
Liabilities settled during the period.......................    (5,415)
Revision in estimated cash flows............................     3,953
Accretion expense (included in depreciation and
  amortization).............................................     4,876
                                                               -------
Asset retirement obligation at December 31, 2004............   $82,030
                                                               =======

  FOREIGN CURRENCY

     The functional currency for the Company's foreign subsidiary, Cal Dive International Limited, is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a gain of $10.8 million and $5.0 million (net of taxes of $2.8 million in 2003), respectively, is included in accumulated other comprehensive income, a component of shareholders' equity. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. As a result, cumulative deferred taxes on translation adjustments totaling approximately $6.5 million were reclassified from noncurrent deferred income taxes and accumulated other comprehensive income. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the years ended December 31, 2004 and 2003 were not material to the Company's results of operations or cash flows.

     Canyon Offshore, the Company's ROV subsidiary, has operations in the Europe/West Africa and Asia/ Pacific regions. Canyon conducts the majority of its affairs in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting gain or loss from translation is recognized in the statements of operations. These amounts for the years ended December 31, 2004 and 2003 were not material to the Company's results of operations or cash flows.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

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

     The fair value of hedging instruments reflects the Company's best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, the Company utilizes other valuation techniques or models to estimate market values. These modeling techniques require the Company to make estimations of future prices, price correlation and market volatility and liquidity. The Company's actual results may differ from its estimates, and these differences can be positive or negative.

     During 2004 and 2003, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company's oil and gas production. All of these qualified for hedge accounting and none extended beyond a year and a half. The aggregate fair value of the hedge instruments was a net liability of $876,000 and $2.2 million as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003 the Company recorded unrealized gains of approximately $846,000 and $1.2 million, net of taxes of $456,000 and $654,000, respectively, in other comprehensive income, a component of shareholders' equity as these hedges were highly effective. The balance in the cash flow hedge adjustments account is recognized in earnings when the hedged item is sold. During 2004 and 2003, the Company reclassified approximately $11.1 million and $14.6 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     As of December 31, 2004, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

                                                       AVERAGE MONTHLY        WEIGHTED AVERAGE
PRODUCTION PERIOD                    INSTRUMENT TYPE       VOLUMES                  PRICE
-----------------                    ---------------   ----------------   -------------------------
Crude Oil:
  January -- June 2005.............       Swap             20 MBbl                 $35.80
  January -- September 2005........      Collar            40 MBbl            $37.00 -- $47.48
Natural Gas:
  January -- June 2005.............      Collar         300,000 MMBtu          $5.67 -- $8.15

     Subsequent to December 31, 2004, the Company entered into additional oil costless collars for the periods July through December 2005 and October through December 2005. The July contract covers 20 MBbl per month at a price of $37.00 to $50.50 and the October contract covers 20 MBbl per month at a price of $37.00 to $50.80. The Company also entered into additional natural gas costless collars for the period July through December 2005. The contracts cover 225,000 MMBtu per month at a weighted average price of $5.00 to $9.44.

  EQUITY INVESTMENTS

     The Company periodically reviews its investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC for impairment. Recognition of a loss would occur when the decline in an investment is other than temporary. In determining whether the decline is other than temporary, the Company considers the cyclical nature of the industry in which the investments operate, their historical performance, their performance in relation to their peers and the current economic environment. During 2004 and 2003 no impairment indicators existed.

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

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Income before change in accounting principle............  $82,659   $33,678   $12,377
Cumulative effect of change in accounting principle,
  net...................................................       --       530        --
Preferred stock dividends and accretion.................   (2,743)   (1,437)       --
                                                          -------   -------   -------
Net income applicable to common shareholders............  $79,916   $32,771   $12,377
                                                          =======   =======   =======
Weighted-average common shares outstanding:
       Basic............................................   38,204    37,740    35,504
       Effect of dilutive stock options.................      305       104       245
       Effect of convertible preferred stock............    1,022        --        --
                                                          -------   -------   -------
       Diluted..........................................   39,531    37,844    35,749
                                                          =======   =======   =======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Basic Earnings Per Share:
     Income before change in accounting principle.......  $  2.16   $  0.90   $  0.35
     Cumulative effect of change in accounting
       principle, net...................................       --      0.01        --
     Preferred stock dividends and accretion............    (0.07)    (0.04)       --
                                                          -------   -------   -------
                                                          $  2.09   $  0.87   $  0.35
                                                          =======   =======   =======
Diluted Earnings Per Share:
     Income before change in accounting principle.......  $  2.09   $  0.90   $  0.35
     Cumulative effect of change in accounting
       principle, net...................................       --      0.01        --
     Preferred stock dividends and accretion............    (0.03)    (0.04)       --
                                                          -------   -------   -------
                                                          $  2.06   $  0.87   $  0.35
                                                          =======   =======   =======

     Stock options to purchase approximately 1,027,000 shares and 260,000 shares for the years ended December 31, 2003 and 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. There were no antidilutive shares in 2004. In addition, approximately 510,000 shares attributable to the convertible preferred stock were excluded in the year ended December 31, 2004, calculation of diluted EPS, as the effect was antidilutive. Further, approximately 1,111,000 shares attributable to the convertible preferred stock were excluded in the year ended December 31, 2003, calculation of diluted EPS, as the effect was antidilutive. Net income for the diluted earnings per share calculation for the year ended December 31, 2004 was adjusted to add back the preferred stock dividends and accretion on the 1,022,000 shares.

  STOCK BASED COMPENSATION PLANS

     The Company uses the intrinsic value method of accounting to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date and all other provisions are fixed. The following table reflects the Company's pro forma results if the fair value method had been used for the accounting for these plans (in thousands, except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Net income applicable to common shareholders:
  As Reported...........................................  $79,916   $32,771   $12,377
  Stock-based employee compensation cost, net of tax....   (2,368)   (3,331)   (4,474)
                                                          -------   -------   -------
  Pro Forma.............................................  $77,548   $29,440   $ 7,903
                                                          =======   =======   =======
Earnings per common share:
  Basic, as reported....................................  $  2.09   $  0.87   $  0.35
  Stock-based employee compensation cost, net of tax....    (0.06)    (0.09)    (0.13)
                                                          -------   -------   -------
  Basic, pro forma......................................  $  2.03   $  0.78   $  0.22
                                                          =======   =======   =======
  Diluted, as reported..................................  $  2.06   $  0.87   $  0.35
  Stock-based employee compensation cost, net of tax....    (0.06)    (0.09)    (0.13)
                                                          -------   -------   -------
  Diluted, pro forma....................................  $  2.00   $  0.78   $  0.22
                                                          =======   =======   =======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years, risk-free interest rate assumed to be 4.0 percent in 2004, 2003 and 2002, and expected volatility to be 56 percent in 2004 and 2003, and 59 percent in 2002. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15% discount received by the employees. The weighted average per share fair value of the options granted in 2004, 2003 and 2002 was $17.59, $12.74 and $15.20, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

  REVENUE RECOGNITION

     The Company earns the majority of marine contracting revenues during the summer and fall months. Revenues are derived from billings under contracts (which are typically of short duration) that provide for either lump-sum turnkey charges or specific time, material and equipment charges which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts. Revenues generated from specific time, materials and equipment charges contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Revenues generated in the pre-operation mode before a contract commences are deferred and recognized on a straight line basis in accordance with contract terms. Direct and incremental costs associated with pre-operation activities are similarly deferred and recognized over the estimated contract period.

     Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion, or achievement of certain contractual milestones if provided for in the contract. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. The Company recognizes additional contract revenue related to claims when the claim is probable and legally enforceable. Unbilled revenue represents revenue attributable to work completed prior to year-end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2004 are expected to be billed and collected within one year.

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

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less that the outstanding historical balance or when the Company has determined the balance will not be collected.

  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The market for the Company's products and services is primarily the offshore oil and gas industry. Oil and gas companies make capital expenditures on exploration, drilling and production operations offshore, the level of which is generally dependent on the prevailing view of the future oil and gas prices, which have been

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES characterized by significant volatility. The Company's customers consist primarily of major, well-established oil and pipeline companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. The percent of consolidated revenue of major customers was as follows: 2004 -- Louis Dreyfus Energy Services (11%) and Shell Trading (US) Company (10%);
2003 -- Shell Trading (US) Company (10%) and Petrocom Energy Group, Ltd. (10%); and 2002 -- Horizon Offshore, Inc. (10%) and BP Trinidad & Tobago LLC (11%). Louis Dreyfus Energy Services, Shell Trading (US) Company and Petrocom Energy Group, Ltd. were purchasers of ERT's oil and gas production. In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at December 31, 2004 and 2003 were approximately $3.3 million and $11.0 million, respectively.

  INCOME TAXES

     Deferred income taxes are based on the differences between financial reporting and tax bases of assets and liabilities. The Company utilizes the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company considers the undistributed earnings of its non-U.S. subsidiaries to be permanently reinvested. At December 31, 2004, the Company's non-U.S. subsidiaries had an accumulated deficit of $8.9 million in earnings and profits. These losses are primarily due to timing differences related to fixed assets. The Company has not provided deferred U.S. income tax on the losses.

  STATEMENT OF CASH FLOW INFORMATION

     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. The Company had $2.4 million of restricted cash as of December 31, 2003, of which $2.3 million represented amounts securing a performance bond which was released in March 2004. As of December 31, 2004, the Company had $22.6 million of restricted cash included in other assets, net, of which $15.1 million related to ERT's escrow funds for decommissioning liabilities associated with the South Marsh Island 130 ("SMI 130") field acquisitions in 2002. Under the purchase agreement, ERT is obligated to escrow 50% of production up to the first $20 million and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields. Additionally, $7.5 million was included in restricted cash in other assets, net at December 31, 2004 related to the Company's investment in Deepwater Gateway, L.L.C. The Company is required to escrow up to $22.5 million related to its guarantee under the term loan agreement for Deepwater Gateway, L.L.C. See footnote 6.

     During the years ended December 31, 2004, 2003 and 2002, the Company made cash payments for interest charges totaling $3.2 million, $2.7 million and $811,000, respectively, net of capitalized interest.

  RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has not yet determined the method of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will not have a material impact on the Company's consolidated results of operations and earnings per share.

     SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. In December 2004, the FASB issued SFAS No. 153, which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis). As amended by SFAS No. 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Company has not engaged in a large number of nonmonetary asset exchanges for significant amounts.

3.  OFFSHORE PROPERTY TRANSACTIONS

     As an extension of ERT's well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $20 million, of which $1.1 million of equipment costs had been incurred through December 31, 2004. If the drilling is successful, ERT's share of the development cost is estimated to be an additional $15 million. CDI's Marine Contracting assets would participate in this development.

     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Valley Block 63 of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities. ERT's expected share of development costs for 2005 through 2007 are approximately $70 million to $100 million.

     In March 2003, ERT acquired additional interests from Exxon/Mobil ranging from 45% to 84%, in four fields acquired in 2002, enabling ERT to take over as operator of one field. ERT paid $858,000 in cash and assumed Exxon/Mobil's pro-rata share of the abandonment obligation for the acquired interests.

     In August 2002, ERT, acquired the 74.8% working interest of Shell Exploration & Production Company in the South Marsh Island 130 (SMI 130) field ("Shell acquisition"). ERT paid $10.3 million in cash and assumed Shell's pro-rata share of the related decommissioning liability. SMI 130 consists of two blocks, located in approximately 215 feet of water, with approximately 155 wells on five 8-pile platforms.

     In August 2002, ERT also completed the purchase of seven Gulf of Mexico fields from Amerada Hess (including its 25% ownership position in SMI 130) for $9.3 million in cash and assumption of Amerada Hess's pro-rata share of the related decommissioning liability. As a result, ERT took over as operator with an effective 100% working interest in that field.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

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

     ERT production activities are regulated by the federal government and require significant third-party involvement, such as refinery processing and pipeline transportation. The Company records revenue from its offshore properties net of royalties paid to the Minerals Management Service (MMS). Royalty fees paid totaled approximately $26.7 million, $16.4 million and $9.2 million for the years ended December 31, 2004, 2003 and 2002 respectively. In accordance with federal regulations that require operators in the Gulf of Mexico to post an area wide bond of $3 million, the MMS has allowed the Company to fulfill such bonding requirements through an insurance policy.

4.  RELATED PARTY TRANSACTIONS

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or "OKCD"), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI's 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $20.3 million in the year ended December 31, 2004. The Company's Chief Executive Officer, as a Class A limited partner of OKCD, personally owns approximately 57% of the partnership. Other executive officers of the Company own approximately 6% combined of the partnership. OKCD has also awarded Class B limited partnership interests to key CDI employees.

     During 2003, the Company was paid $2.2 million, by Ocean Energy, Inc. ("Ocean"), an oil and gas industry customer, for marine contracting services. A member of the Company's board of directors was a member of senior management of Ocean (now part of Devon Energy Corp.).

5.  ACQUISITION OF BUSINESSES

  CANYON OFFSHORE, INC.

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. CDI purchased Canyon for cash of $52.8 million, the assumption of $9.0 million of Canyon debt (offset by $3.1 million of cash acquired), 181,000 shares of CDI common stock valued at $4.3 million (143,000 shares of which we purchased as

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES treasury shares during the fourth quarter of 2001) and a commitment to purchase the redeemable stock in Canyon at a price to be determined by Canyon's performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether employment continued or not. As they are employees, any share price paid in excess of the $13.53 per share will be recorded as compensation expense. These remaining shares have been classified as long-term debt in the accompanying balance sheet and will be adjusted to their estimated redemption value at each reporting period based on Canyon's performance. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. The allocation of the $70.5 million purchase price was as follows: ROVs and equipment ($22.9 million); net working capital assumed ($4.0 million) and goodwill ($43.6 million). The results of Canyon are included in the accompanying statements of operations since the date of the purchase, January 2, 2002. In April 2004 and 2003, the Company purchased approximately one-third and one-third, respectively, of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $344,000 and $400,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. These gross-up amounts were recorded as goodwill in the period paid (i.e., the second quarters of 2004 and 2003). As of December 31, 2004, goodwill related to the Canyon acquisition was approximately $44.8 million.

  CAL DIVE INTERNATIONAL LIMITED (FORMERLY KNOWN AS WELL OPS (U.K.) LIMITED)

     In July 2002, CDI purchased the subsea well operations business unit of CSO Ltd., a wholly owned subsidiary of Technip-Coflexip, for approximately $72.0 million ($68.6 million cash and $3.4 million deferred tax liability assumption). Cal Dive International Limited performs life of field well operations and marine construction tasks primarily in the North Sea. The assets purchased include the Seawell (a 368-foot DPDSV capable of supporting manned diving, ROVs and well operations). The acquisition was accounted for as a business purchase with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with the excess being recorded as goodwill. During the fourth quarter of 2002, the Company completed its purchase price allocation, including obtaining an appraisal of the Seawell, resulting in $50 million allocated to this vessel, $1.5 million allocated to patented technology (to be amortized over 20 years) and goodwill of approximately $20.6 million as of December 31, 2002 ($24.4 million as of December 31, 2004). The results of Cal Dive International Limited are included in the accompanying statements of operations since the date of the purchase, July 1, 2002.

6.  INVESTMENTS IN PRODUCTION FACILITIES

     In June 2002, CDI, along with Enterprise Products Partners L.P. ("Enterprise"), formed Deepwater Gateway, L.L.C. to design, construct, install, own and operate a tension leg platform ("TLP") production hub primarily for Anadarko Petroleum Corporation's Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI's share of the construction costs was approximately $120 million, all of which had been incurred as of December 31, 2004. In August 2002, the Company along with Enterprise, completed a non-recourse project financing for this venture, terms of which include a minimum equity investment in Deepwater Gateway, L.L.C. of $33 million, all of which had been paid as of December 31, 2004, and is recorded as Investments in Production Facilities in the accompanying consolidated balance sheet. The Company's investment in Deepwater Gateway, L.L.C. totaled $56.6 million as of December 31, 2004. Included in the investment account was capitalized interest and insurance paid by the Company totaling approximately $2.6 million. In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company's long-term debt, was converted to a term loan. The term loan is collateralized by substantially all of Deepwater Gateway, L.L.C.'s assets and is non-recourse to the Company except for the balloon payment due at the end of the term. In the event of default, the Company would be required to pay up to $22.5 million; however, the Company has

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES not recorded any liability for this guarantee as management believes that it is unlikely the Company will be required to pay the $22.5 million. In accordance with terms of the term loan, Deepwater Gateway, L.L.C. has the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. has decided to extinguish its term loan. The Company and Enterprise will make equal cash contributions (approximately $72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. At March 9, 2005, the term loan principal amount owed by Deepwater Gateway, L.L.C. was $144 million.

     Summary balance sheets of Deepwater Gateway, L.L.C. as of December 31, 2004 and 2003 were as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
                                     ASSETS
Current assets..............................................  $  5,047   $  8,536
Noncurrent assets...........................................   250,508    230,826
                                                              --------   --------
                                                              $255,555   $239,362
                                                              ========   ========

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities.........................................  $ 25,164   $ 18,716
Noncurrent liabilities......................................   122,397    155,000
Members' equity.............................................   107,994     65,646
                                                              --------   --------
                                                              $255,555   $239,362
                                                              ========   ========

     Summary statements of operations of Deepwater Gateway, L.L.C. for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                              2004     2003    2002
                                                             -------   -----   -----
Revenues...................................................  $26,740   $  --   $  --
Operating expenses.........................................      247     187     234
Depreciation...............................................    6,018      --      --
                                                             -------   -----   -----
Operating income (loss)....................................   20,475    (187)   (234)
Interest expense...........................................   (4,475)     --      --
Interest income............................................      118      47      20
                                                             -------   -----   -----
Net Income (Loss)..........................................  $16,118   $(140)  $(214)
                                                             =======   =====   =====

     Deepwater Gateway, L.L.C. operated as a development stage enterprise for 2003 and 2002. In 2004, Deepwater Gateway, L.L.C. exited development stage.

     In December 2004, CDI acquired a 20% interest in Independence Hub, LLC ("Independence"), an affiliate of Enterprise. Independence will own the "Independence Hub" platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. Independence has previously executed agreements with the Atwater Valley Producers Group of five exploration and production companies for the dedication and processing of natural gas and condensate production from fields in the Atwater Valley, DeSoto Canyon and Lloyd Ridge areas of the deepwater Gulf of Mexico on the Independence Hub platform. As part of that transaction, the producers have also dedicated future production from a number of undeveloped blocks in the area for processing. The 105 foot deep draft, semi-submersible platform will serve as a regional hub for natural gas production from multiple ultra-deepwater fields in the previously untapped eastern Gulf of Mexico. The platform, which is estimated to cost approximately $385 million, will be capable of processing 850 million

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES cubic feet of gas per day. It is designed to process production from six anchor fields and has excess payload capacity to tie back up to 10 additional fields. CDI's initial investment of $10.6 million has been paid as of December 31, 2004, and its total investment in Independence is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI's ownership in Independence (20% at December 31, 2004). The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys' fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at December 31, 2004 based upon the extreme remote possibility of payments being made under the performance guarantee.

7.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 31, 2004 and 2003 (in thousands):

                                                               2004      2003
                                                              -------   -------
Accrued payroll and related benefits........................  $20,195   $10,571
Workers' compensation claims................................    2,767     2,203
Insurance claims to be reimbursed...........................    9,485     3,250
Royalties payable...........................................   26,196     6,589
Decommissioning liability...................................    2,540     3,145
Hedging liability...........................................      876     2,194
Income taxes payable........................................      797        --
Other.......................................................   12,646     8,898
                                                              -------   -------
  Total accrued liabilities.................................  $75,502   $36,850
                                                              =======   =======

8.  LONG-TERM DEBT

     At December 31, 2004, $136.4 million was outstanding on the Company's long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration ("MARAD Debt"). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2.47% as of December 31, 2004). CDI has paid MARAD guarantee fees for this debt which adds approximately 50 basis points per annum of interest expenses. For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of December 31, 2004 the Company was in compliance with these covenants.

     The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company's Marine Contracting vessels. All outstanding borrowings under the facility were repaid during 2004 and the facility was cancelled and terminated in August 2004 and replaced by the new $150 million revolving credit facility described below.

     In August 2004, the Company entered into a four-year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES and the existing or additional lenders. The new credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The new facility bears interest at LIBOR plus 75 -- 175 basis points depending on Company leverage and contains financial covenants relative to the Company's level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of December 31, 2004, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

     The Company had a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan was repaid in full in August 2004 and the loan agreement was subsequently cancelled and terminated.

     In August 2003, Canyon Offshore, Ltd. (a U.K. subsidiary -- "COL") (with a parent guarantee from Cal Dive) completed a capital lease with a bank refinancing the construction costs of a newbuild 750 horsepower trenching unit and a ROV. COL received proceeds of $12 million for the assets and agreed to pay the bank sixty monthly installment payments of $217,174 (resulting in an implicit interest rate of 3.29%). No gain or loss resulted from this transaction. COL has an option to purchase the assets at the end of the lease term for $1. The proceeds were used to reduce the Company's revolving credit facility, which had initially funded the construction costs of the assets. This transaction was accounted for as a capital lease with the present value of the lease obligation (and corresponding asset) reflected on the Company's consolidated balance sheet.

     Deferred financing costs of $11.6 million ($3.6 million of which was accrued at December 31, 2004 due upon the Company locking in a fixed rate of interest on the MARAD Debt) related to the MARAD Debt and the revolving credit facility, respectively, are being amortized over the life of the respective agreements and are included in Other Assets, net as of December 31, 2004.

     The Company incurred interest expense, net of amounts capitalized, of $5.6 million, $2.6 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Scheduled maturities of Long-term Debt and Capital Lease Obligations outstanding as of December 31, 2004 were as follows (in thousands):

                                                                     CAPITAL
                                                                     LEASE &
                                          MARAD DEBT   REVOLVER       OTHER        TOTAL
                                          ----------   --------   -------------   --------
2005....................................   $  4,321     $  --        $ 5,292      $  9,613
2006....................................      4,452        --          2,841         7,293
2007....................................      4,585        --          2,512         7,097
2008....................................      4,725        --          1,503         6,228
2009....................................      4,867        --             --         4,867
Thereafter..............................    113,462        --             --       113,462
                                           --------     -----        -------      --------
Long-term debt..........................    136,412        --         12,148       148,560
Current maturities......................     (4,321)       (-)        (5,292)       (9,613)
                                           --------     -----        -------      --------
Long-term debt, less current
  maturities............................   $132,091     $  --        $ 6,856      $138,947
                                           ========     =====        =======      ========

     The Company had unsecured letters of credit outstanding at December 31, 2004 totaling approximately $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

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

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Statutory rate..............................................  35.0%  35.0%  35.0%
Foreign provision...........................................   0.9    0.4    3.5
Foreign tax credit..........................................    --     --   (3.9)
Research and development tax credits........................  (1.3)    --     --
Other.......................................................  (0.4)   0.7    0.4
                                                              ----   ----   ----
  Effective rate............................................  34.2%  36.1%  35.0%
                                                              ====   ====   ====

     Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003      2002
                                                           -------   -------   ------
Current..................................................  $   988   $   500   $  534
Deferred.................................................   42,046    18,493    6,130
                                                           -------   -------   ------
                                                           $43,034   $18,993   $6,664
                                                           =======   =======   ======

                                                            2004      2003      2002
                                                           -------   -------   ------
Domestic.................................................  $41,260   $20,492   $5,996
Foreign..................................................    1,774    (1,499)     668
                                                           -------   -------   ------
                                                           $43,034   $18,993   $6,664
                                                           =======   =======   ======

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2004 and 2003, is as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
Deferred tax liabilities
     Depreciation...........................................  $136,328   $146,432
     Equity investments in production facilities............    23,152         --
     Prepaid and other......................................     6,657     13,055
                                                              --------   --------
Total deferred tax liabilities..............................  $166,137   $159,487
                                                              ========   ========
Deferred tax assets
     Net operating loss carry forward.......................  $ (3,706)  $(28,305)
     Decommissioning liabilities............................   (28,711)   (31,546)
     R&D credit carry forward...............................    (4,455)   (18,335)
     Reserves, accrued liabilities and other................    (8,263)    (8,081)
     Valuation allowance (R&D credit).......................        --     11,161
                                                              --------   --------
Total deferred tax assets...................................  $(45,135)  $(75,106)
                                                              ========   ========
       Net deferred tax liability...........................  $121,002   $ 84,381
                                                              ========   ========

     At December 31, 2004, the Company had $12.0 million of net operating losses, $4.5 million of research and development credits and $1.0 million of alternative minimum tax credits. $2.2 million of the net operating losses were incurred in the United States and $9.8 million were incurred in the United Kingdom. The credits were generated in the United States. The use of these net operating losses and the credits is subject to limitations imposed by the tax jurisdiction in which the loss or credit was generated and is also restricted to the taxable income of the entity generating the loss or credit. The U.S. losses if not utilized, will expire in 2022 and 2023. The U.K. losses have an indefinite carryforward period. The research and development credits will expire in the years 2018 through 2022. The alternative minimum tax credits have an indefinite carryforward period.

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

     The IRS concluded its examination of the 2001 pre-acquisition income tax return for Canyon in the second quarter of 2004. The resolution of this audit did not have a material impact on the consolidated financial statements of the Company.

     In 2004, the Company paid $282,000 in cash taxes for adjustments to Canyon Offshore Inc.'s 2001 U.S. Federal Income Tax return resulting from an IRS audit of that return. The Company paid no cash taxes in 2002 or 2003.

     The Company plans to file for a change in its tax method of accounting for the timing differences that arise from the abandonment obligations assumed in certain offshore property acquisitions. The accompanying financial statements include an adjustment to account for the estimated amount of deferred tax liability related to this timing difference as required under the current tax accounting rules. At December 31, 2004 and 2003, the adjustment resulted in a decrease of $20.7 million and $16.4 million, respectively, in the deferred tax

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES assets and liabilities for the timing differences related to abandonment obligations and fixed assets and a corresponding decrease of $20.7 million and $16.4 million, respectively, in the deferred tax asset related to net operating losses. This change has no impact on the net deferred tax liability of the Company.

     The Company considers the undistributed earnings of its non-U.S. subsidiaries to be permanently reinvested. At December 31, 2004, the Company's non-U.S. subsidiaries had an accumulated deficit of $8.9 million in earnings and profits. These losses are primarily due to timing differences related to fixed assets. The Company has not provided deferred U.S. income tax on the losses.

10.  CONVERTIBLE PREFERRED STOCK

     On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock (Series A-2 Cumulative Convertible Preferred Stock, par value $0.01 per share). In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share. In the event the holder of the convertible preferred stock elects to redeem into Cal Dive common stock and Cal Dive's common stock price is below the conversion prices unless the Company has elected to settle in cash, the holder would receive additional shares above the 833,334 common shares (Series A-1 tranche) and 982,029 common shares (Series A-2 tranche). The incremental shares would be treated as a dividend and reduce net income applicable to common shareholders.

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

     The proceeds received from the sales of this stock, net of transaction costs, have been classified outside of shareholders' equity on the balance sheet below total liabilities. The transaction costs have been deferred and accreted through the statement of operations through December 31, 2004. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company's diluted earnings per share using the if converted method based on the Company's common share price at the beginning of the applicable period for the original $25 million issuance and on the date of issuance (June 25, 2004) for the additional $30 million. Beginning in 2005, both tranches of preferred stock will be based on the lower of the Company's share price at the beginning of the applicable period or the applicable conversion price ($30.00 and $30.549).

11.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases several facilities, ROVs and a vessel under noncancelable operating leases. Future minimum rentals under these leases are approximately $12.0 million at December 31, 2004 with $3.3 million due in 2005, $1.1 million in 2006, $1.1 million in 2007, $892,000 in 2008, $889,000 in 2009 and $4.7 million thereafter. Total rental expense under these operating leases was approximately $8.9 million, $8.1 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

  INSURANCE

     The Company carries Hull and Increased Value insurance which provides coverage for physical damage to an agreed amount for each vessel. The deductibles are based on the value of the vessel with a maximum deductible of $500,000 on the Intrepid, Seawell and Q4000. Other vessels carry deductibles between $250,000 and $350,000. The Company also carries Protection and Indemnity insurance which covers liabilities arising from the operation of the vessel and General Liability insurance which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers' Compensation. Offshore employees, including divers and tenders and marine crews, are covered by Maritime Employers Liability insurance policy which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $1 million annual aggregate. In addition to the liability policies named above, the Company carries various layers of Umbrella Liability for total limits of $200,000,000 excess of primary limits. The Company's self insured retention on its medical and health benefits program for employees is $100,000 per claim.

     The Company incurs workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts accrued and receivable from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheet. Such amounts were $9.5 million and $3.3 million as of December 31, 2004 and 2003, respectively. See related accrued liabilities at footnote 7. The Company has not incurred any significant losses as a result of claims denied by its insurance carriers.

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

     During 2002, the Company engaged in a large construction project offshore Trinidad and in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI's vessels. Management believes under the terms of the contract the Company is entitled to indemnification for the contractual stand-by rate for the vessels during their downtime. The customer has disputed these invoices along with certain other change orders. In May 2004, the Company and its customer settled certain elements of the dispute. Of the amounts billed by CDI for this project, $6.8 million had not been collected as of December 31, 2004. This matter settled in March 2005 with no material effect on the Company's financial position or results of operations.

     Although the above discussed matters have the potential of significant additional liability, the Company believes the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The Company's contributions are in the form of cash and are determined annually as 50 percent of each employee's contribution up to 5 percent of the employee's salary. The Company's costs related to this plan totaled $691,000, $785,000 and $811,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     On January 3, 2005, the Company granted certain key executives and selected management employees 94,000 restricted shares under the Incentive Plan. The shares vest 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $39.12 per share, or $3.7 million, at the date of the grant and will be recorded as unearned compensation, a component of shareholders' equity. This amount will be charged to expense over the respective vesting period.

     Effective May 12, 1998, the Company adopted a qualified, non-compensatory Employee Stock Purchase Plan ("ESPP"), which allows employees to acquire shares of common stock through payroll deductions over a six month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10 percent of an employee's base salary. Under this plan 46,790, 52,572 and 44,158 shares of common stock were purchased in the open market at a weighted average share price of $27.15, $21.74 and $21.86 during 2004, 2003 and 2002, respectively.

     All of the options outstanding at December 31, 2004, have exercise prices as follows: 104,000 shares at $17.14, 118,000 shares at $19.63, 205,000 shares at $21.38, 131,035 shares at $21.83, 91,400 shares at $24.00, 124,500 shares at
$24.36, 80,000 shares at $26.75 and 446,012 shares ranging from $16.45 to $27.82 and a weighted average remaining contractual life of 6.41 years.

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

     Options outstanding are as follows:

                                 2004                   2003                   2002
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------   --------   ---------   --------   ---------   --------
Options outstanding,
  Beginning of year....  1,723,102    $20.38    1,990,746    $19.52    2,179,246    $13.66
Granted................    168,500     25.26      183,990     17.90      732,670     21.88
Exercised..............   (559,909)    19.70     (315,757)    13.38     (862,241)     7.18
Terminated.............    (31,746)    20.85     (135,877)    20.37      (58,929)    15.12
                         ---------              ---------              ---------
  Options outstanding,
     December 31.......  1,299,947    $21.29    1,723,102    $20.38    1,990,746    $19.52
                         =========    ======    =========    ======    =========    ======
  Options exercisable,
     December 31.......    714,174    $21.15      936,395    $20.69      704,191    $18.76
                         =========    ======    =========    ======    =========    ======

13.  SHAREHOLDERS' EQUITY

     The Company's amended and restated Articles of Incorporation provide for authorized Common Stock of 120,000,000 shares with no par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, in one or more series.

     Included in accumulated other comprehensive income (loss) at December 31, 2004 was an unrealized loss on commodity hedges, net of $581,000 and an unrealized gain on foreign currency translation adjustments of $18.4 million.

     In May 2002, CDI sold 3.4 million shares of primary common stock for $23.16 per share, along with 517,000 additional shares to cover over-allotments.

14.  BUSINESS SEGMENT INFORMATION (IN THOUSANDS)

     The Company's operations are conducted through three primary reportable segments, Marine Contracting, Oil and Gas Production and Production Facilities. The Company evaluates its performance based on income before income taxes of each segment. Segment assets are comprised of all assets attributable to the reportable segment The Company's Production Facilities segment (Deepwater Gateway, L.L.C. and Independence Hub, LLC) is accounted for under the equity method of accounting.

     The following summarizes certain financial data by business segment:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2004        2003       2002
                                                      ----------   --------   --------
Revenues --
  Marine contracting................................  $  300,082   $258,990   $239,916
  Oil and gas production............................     243,310    137,279     62,789
                                                      ----------   --------   --------
          Total.....................................  $  543,392   $396,269   $302,705
                                                      ==========   ========   ========
Income from operations --
  Marine contracting(1).............................  $    5,694   $  2,528   $    742
  Oil and gas production............................     117,337     53,633     20,267
                                                      ----------   --------   --------
          Total.....................................  $  123,031   $ 56,161   $ 21,009
                                                      ==========   ========   ========

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2004        2003       2002
                                                      ----------   --------   --------
Net interest expense and other --
  Marine contracting................................  $    4,663   $  2,786   $  1,359
  Oil and gas production............................         602        617        609
                                                      ----------   --------   --------
       Total........................................  $    5,265   $  3,403   $  1,968
                                                      ==========   ========   ========
Equity in earnings (losses) of production facilities
  investments.......................................  $    7,927   $    (87)  $     --
                                                      ==========   ========   ========
Provision (benefit) for income taxes --
  Marine contracting................................  $   (2,408)  $    322   $   (798)
  Oil and gas production............................      42,787     18,701      7,462
  Production facilities equity investments..........       2,655        (30)        --
                                                      ----------   --------   --------
       Total........................................  $   43,034   $ 18,993   $  6,664
                                                      ==========   ========   ========
Identifiable assets --
  Marine contracting................................  $  742,483   $623,095   $615,557
  Oil and gas production............................     229,083    225,230    191,765
     Production facilities equity investments.......      67,192     34,517     32,688
                                                      ----------   --------   --------
       Total........................................  $1,038,758   $882,842   $840,010
                                                      ==========   ========   ========
Capital expenditures --
  Marine contracting................................  $   22,808   $ 21,569   $ 66,297
  Oil and gas production............................      27,315     71,591     95,469
  Production facilities equity investments..........      32,206      1,917     32,688
                                                      ----------   --------   --------
       Total........................................  $   82,329   $ 95,077   $194,454
                                                      ==========   ========   ========
Depreciation and amortization --
  Marine contracting(1).............................  $   39,259   $ 32,902   $ 27,220
  Oil and gas production............................      69,046     37,891     17,535
                                                      ----------   --------   --------
       Total........................................  $  108,305   $ 70,793   $ 44,755
                                                      ==========   ========   ========

---------------

(1) Included pre-tax $3.9 million of asset impairment charges in 2004.

     During the years ended December 31, 2004 and 2003, the Company derived approximately $77.1 million and $48.4 million, respectively, of its revenues from the U.K. sector utilizing approximately $136.7 million and $117.1 million, respectively, of its total assets in this region. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

15.  SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

     The following information regarding the Company's oil and gas producing activities is presented pursuant to SFAS No. 69, Disclosures About Oil and Gas Producing Activities (in thousands).

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

  CAPITALIZED COSTS

     Aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of the dates indicated are presented below. The Company has no capitalized costs related to unproved properties.

                                                            AS OF DECEMBER 31,
                                                      -------------------------------
                                                        2004        2003       2002
                                                      ---------   --------   --------
Gunnison (net of accumulated depletion, depreciation
  and amortization..................................  $ 107,335   $104,378   $ 63,294
Proved developed properties being amortized.........    201,392    188,113    180,256
Less -- Accumulated depletion, depreciation and
  amortization......................................   (136,066)   (96,086)   (71,151)
                                                      ---------   --------   --------
  Net capitalized costs.............................  $ 172,661   $196,405   $172,399
                                                      =========   ========   ========

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

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table reflects the costs incurred in oil and gas property acquisition and development activities, including estimated decommissioning liabilities assumed, during the years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004      2003       2002
                                                         -------   -------   --------
Proved property acquisition costs......................  $    --   $ 2,687   $ 94,034
Development costs......................................   38,373    79,289     67,241
                                                         -------   -------   --------
  Total costs incurred.................................  $38,373   $81,976   $161,275
                                                         =======   =======   ========

  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2004       2003      2002
                                                        --------   --------   -------
Revenues..............................................  $243,310   $137,279   $62,789
Production (lifting) costs............................    39,454     33,907    19,153
Depreciation, depletion and amortization..............    69,046     37,891    17,535
Selling and administrative............................    18,075     12,465     6,443
                                                        --------   --------   -------
Pretax income from producing activities...............   116,735     53,016    19,658
Income tax expense....................................    42,787     18,701     7,462
                                                        --------   --------   -------
Results of oil and gas producing activities...........  $ 73,948   $ 34,315   $12,196
                                                        ========   ========   =======

  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     Proved oil and gas reserve quantities are based on estimates prepared by Company engineers in accordance with guidelines established by the U.S. Securities and Exchange Commission. The Company's estimates of reserves at December 31, 2004, have been audited by Huddleston & Co., independent petroleum engineers. All of the Company's reserves are located in the United States. Proved reserves cannot be measured

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

     As of December 31, 2002, 6,375,000 Bbls of oil and 51,807,000 Mcf of gas were undeveloped, 82% of which is attributable to Gunnison. As of December 31, 2003, 7,608,000 Bbls of oil and 28,888,000 Mcf of gas were undeveloped, 72% of which is attributable to Gunnison. As of December 31, 2004, 4,088,358 Bbls of oil and 16,842,700 MCf of gas were undeveloped, 41% of which is attributable to Gunnison.

                                                            OIL       GAS      TOTAL
RESERVE QUANTITY INFORMATION                              (MBBLS)   (MMCF)    (MMCFE)
----------------------------                              -------   -------   -------
Total proved reserves at December 31, 2001..............   7,858     53,936   101,084
                                                          ------    -------   -------
  Revision of previous estimates........................  (1,442)    11,049     2,397
  Production............................................    (922)   (11,062)  (16,594)
  Purchases of reserves in place........................   6,543     31,302    70,560
  Sales of reserves in place............................      --         --        --
  Extensions and discoveries............................      --         --        --
                                                          ------    -------   -------
Total proved reserves at December 31, 2002..............  12,037     85,225   157,447
                                                          ------    -------   -------
  Revision of previous estimates........................   1,942     (5,545)    6,107
  Production............................................  (1,952)   (16,208)  (27,920)
  Purchases of reserves in place........................       6      2,657     2,693
  Sales of reserves in place............................      --         --        --
  Extensions and discoveries............................     488      8,531    11,459
                                                          ------    -------   -------
Total proved reserves at December 31, 2003..............  12,521     74,660   149,786
                                                          ------    -------   -------
  Revision of previous estimates........................  (1,412)    (2,184)  (10,656)
  Production............................................  (2,593)   (25,957)  (41,515)
  Purchases of reserves in place........................      --         --        --
  Sales of reserves in place............................      (1)      (697)     (703)
  Extensions and discoveries............................   2,002      7,382    19,394
                                                          ------    -------   -------
Total proved reserves at December 31, 2004..............  10,517     53,204   116,306
                                                          ======    =======   =======

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interest in proved oil and gas reserves as of December 31:

                                                      2004        2003        2002
                                                    ---------   ---------   ---------
Future cash inflows...............................  $ 756,668   $ 807,868   $ 693,023
Future costs --
  Production......................................   (125,350)   (127,530)   (129,375)
  Development and abandonment.....................   (146,131)   (145,268)   (176,094)
                                                    ---------   ---------   ---------
Future net cash flows before income taxes.........    485,187     535,070     387,554
Future income taxes...............................   (144,263)   (154,046)   (106,258)
                                                    ---------   ---------   ---------
Future net cash flows.............................    340,924     381,024     281,296
                                                    ---------   ---------   ---------
Discount at 10% annual rate.......................    (54,185)    (71,586)    (69,569)
                                                    ---------   ---------   ---------
Standardized measure of discounted future net cash
  Flows...........................................  $ 286,739   $ 309,438   $ 211,727
                                                    =========   =========   =========

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves are as follows:

                                                       2004        2003        2002
                                                     ---------   ---------   --------
Standardized measure, beginning of year............  $ 309,438   $ 211,727   $ 21,445
Sales, net of production costs.....................   (203,856)   (103,372)   (43,729)
Net change in prices, net of production costs......     92,395     102,319     69,085
Changes in future development costs................    (17,474)     (3,339)    28,958
Development costs incurred.........................     38,373      79,289     67,241
Accretion of discount..............................     43,048      21,173      6,390
Net change in income taxes.........................      3,770     (37,127)   (62,166)
Purchases of reserves in place.....................         --       4,994    124,322
Extensions and discoveries.........................     55,743      21,224         --
Sales of reserves in place.........................     (3,077)         --         --
Net change due to revision in quantity estimates...    (32,025)     11,312        899
Changes in production rates (timing) and other.....        404       1,238       (718)
                                                     ---------   ---------   --------
Standardized measure, end of year..................  $ 286,739   $ 309,438   $211,727
                                                     =========   =========   ========

16.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     The following table sets forth the activity in the Company's Allowance for Uncollectible Accounts for each of the three years in the period ended December 31, 2004 (in thousands):

                                                           2004      2003      2002
                                                          -------   -------   -------
Beginning balance.......................................  $ 7,462   $ 6,390   $ 2,889
Additions...............................................    2,745     2,688     8,678
Deductions..............................................   (2,439)   (1,616)   (5,177)
                                                          -------   -------   -------
Ending balance..........................................  $ 7,768   $ 7,462   $ 6,390
                                                          =======   =======   =======

     See Note 2 for a detailed discussion regarding the Company's accounting policy on Accounts Receivable and Allowance for Uncollectible Accounts and Note 11 for a discussion of a large construction project in 2002.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the summer and fall months. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during such period. The following is a summary of consolidated quarterly financial information for 2004 and 2003.

                                                                        QUARTER ENDED
                                                 -----------------------------------------------------------
                                                  MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                 -----------   ----------   ---------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 2004 Revenues...........................   $120,714      $127,701       $131,987          $162,990
  Gross profit.................................     31,741        41,415         45,726            53,030
  Net income...................................     14,009        18,592         23,787            26,271

                 CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        QUARTER ENDED
                                                 -----------------------------------------------------------
                                                  MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                 -----------   ----------   ---------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net income applicable to common
     shareholders..............................     13,645        18,208         22,794            25,269
Earnings per common share:
  Basic........................................       0.36          0.48           0.60              0.66
  Diluted......................................       0.36          0.47           0.59              0.65
Fiscal 2003 Revenues...........................   $ 88,900      $101,839       $103,855          $101,675
  Gross profit.................................     19,196        24,197         24,005            24,685
  Income before change in accounting
     principle.................................      5,851         9,275          9,299             9,253
  Net income...................................      6,381         9,275          9,299             9,253
  Net income applicable to common
     shareholders..............................      6,038         8,912          8,937             8,884
  Earnings per common share:
     Basic:
       Earnings per share before change in
          accounting principle.................       0.15          0.24           0.24              0.23
       Cumulative effect of change in
          accounting principle.................       0.01            --             --                --
                                                  --------      --------       --------          --------
       Earnings per share......................       0.16          0.24           0.24              0.23
     Diluted:
       Earnings per share before change in
          accounting principle.................       0.15          0.24           0.24              0.23
       Cumulative effect of change in
          accounting principle.................       0.01            --             --                --
                                                  --------      --------       --------          --------
       Earnings per share......................       0.16          0.24           0.24              0.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year ended December 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K on page 44 and page 46, respectively. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth below, the information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders. See also "Executive Officers of the Registrant" appearing in Part I of this Report.

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

                          Cal Dive International, Inc.
                           ATTN: Corporate Secretary
                    400 N. Sam Houston Parkway E., Suite 400
                              Houston, Texas 77060

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (1) Financial Statements

     The following financial statements included on pages 43 through 76 in this Annual Report are for the fiscal year ended December 31, 2004.

     Management's Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm
     Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
     Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
     Notes to Consolidated Financial Statements.

     All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

     (2) Exhibits.

          Pursuant to Item 601(b)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

     The following exhibits are filed as part of this Annual Report:

  EXHIBITS
  --------
    3.1        1997 Amended and Restated Articles of Incorporation of
               registrant, incorporated by reference to Exhibit 3.1 to the
               Form S-1 Registration Statement filed by registrant with the
               Securities and Exchange Commission on May 1, 1997 (Reg. No.
               333-26357) (the "Form S-1").
    3.2        By-Laws of registrant, incorporated by reference to Exhibit
               3.2 to the Form S-1.

  EXHIBITS
  --------
    3.3        Articles of Correction, incorporated by reference to Exhibit
               3.3 to the Form S-3 Registration Statement filed by
               registrant with the Securities and Exchange Commission on
               May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
    3.4        Amendment to the 1997 Amended and Restated Articles of
               Incorporation of registrant, incorporated by reference to
               Exhibit 3.4 to the Form S-3.
    3.5        Certificate of Rights and Preferences for Series A-1
               Cumulative Convertible Preferred Stock, incorporated by
               reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on January 22, 2003 (the "2003 Form 8-K").
    3.6        Certificate of Rights and Preferences for Series A-2
               Cumulative Convertible Preferred Stock, incorporated by
               reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on June 28, 2004 (the "2004 Form 8-K").
    4.1        Credit Agreement by and among Bank of America, N.A., et al., as Lenders, and Cal Dive International, Inc., as Borrower,
               dated August 16, 2004, incorporated by reference to Exhibit
               4.1 to the registrant's Annual Report on 10-Q for the fiscal quarter ended September 30, 2004, filed by the registrant
               with the Securities and Exchange Commission on November 5,
               2004 (the "2004 Form 10-Q").
    4.2        Participation Agreement among ERT, Cal Dive International,
               Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
               One, N.A., et. al., dated as of November 8, 2001,
               incorporated by reference to Exhibit 4.2 to Form 10-K for
               the fiscal year ended December 31, 2001, filed by the
               registrant with the Securities and Exchange Commission on
               March 28, 2002 (the "2001 Form 10-K").
    4.3        Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
    4.4        Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
               Incorporated, Citibank N.A. and Citibank International LLC
               dated as of August 16, 2000, incorporated by reference to
               Exhibit 4.4 to the 2001 Form 10-K.
    4.5        Amendment No. 1 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of January 25, 2002, incorporated by reference to Exhibit 4.9 to the 2002 Form 10-K/A.
    4.6        Amendment No. 2 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of November 15, 2002,
               incorporated by reference to Exhibit 4.4 to the 2003 Form
               S-3.
    4.7        First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal
               Dive International, Inc. and Fletcher International, Ltd.,
               incorporated by reference to Exhibit 10.1 to the 2003 Form
               8-K.
    4.8        Amended and Restated Credit Agreement among Cal
               Dive/Gunnison Business Trust No. 2001-1, Energy Resource
               Technology, Inc., Cal Dive International, Inc., Wilmington
               Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
               2002, incorporated by reference to Exhibit 4.12 to the 2002
               Form 10-K/A.
    4.9        First Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               January 7, 2003, incorporated by reference to Exhibit 4.13 to the 2002 Form 10-K/A.
    4.10       Second Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               February 14, 2003, incorporated by reference to Exhibit 4.14 to the 2002 Form 10-K/A.
    4.11       Lease with Purchase Option Agreement between Banc of America
               Leasing & Capital, LLC and Canyon Offshore Ltd. dated July
               31, 2003 incorporated by reference to Exhibit 10.1 to the
               Form 10-Q for the fiscal quarter ended September 30, 2003, filed by the registrant with the Securities and Exchange
               Commission on November 13, 2003.

  EXHIBITS
  --------
    4.12*      Amendment No. 3 Credit Agreement among Cal Dive I-Title XI,
               Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of July 31, 2003.
    4.13*      Amendment No. 4 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of December 15, 2004.
   10.1        1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
   10.2        Employment Agreement between Owen Kratz and Company dated
               February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
               1999 (the "1998 Form 10-K").
   10.3        Employment Agreement between Martin R. Ferron and Company
               dated February 28, 1999, incorporated by reference to
               Exhibit 10.6 of the 1998 Form 10-K.
   10.4        Employment Agreement between A. Wade Pursell and Company
               dated January 1, 2002, incorporated by reference to Exhibit
               10.7 of the 2001 Form 10-K.
   10.5        Employment Agreement between James Lewis Connor, III and
               Company dated May 1, 2002, incorporated by reference to
               Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed by the
               registrant with the Securities and Exchange Commission on
               March 15, 2004 (the "2004 Form 10-K").
   10.6*       First Amendment to Employment Agreement between James Lewis
               Connor, III and Company dated May 1, 2002.
   21.1        Subsidiaries of registrant -- The registrant has thirteen
               subsidiaries: Energy Resource Technology, Inc.; Canyon
               Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
               Inc.; Cal Dive Offshore, Ltd.; Cal Dive International
               Limited; Well Ops Inc.; ERT (U.K.) Limited; Cal Dive HR
               Services Limited; Cal Dive Trinidad & Tobago Ltd.; Canyon
               Offshore Ltd.; Canyon Offshore International Corp.; and Well
               Ops PTE Limited.
   23.1*       Consent of Ernst & Young LLP.
   23.2*       Consent of Huddleston & Co., Inc.
   31.1*       Certification Pursuant to Rule 13a-14(a) under the
               Securities Exchange Act of 1934 by Owen Kratz, Chief
               Executive Officer.
   31.2*       Certification Pursuant to Rule 13a-14(a) under the
               Securities Exchange Act of 1934 by A. Wade Pursell, Chief
               Financial Officer.
   32.1*       Section 1350 Certification by Owen Kratz, Chief Executive
               Officer.
   32.2*       Section 1350 Certification by A. Wade Pursell, Chief
               Financial Officer.

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

March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

            /s/ OWEN KRATZ               Chairman, Chief Executive Officer    March 15, 2005
--------------------------------------   and Director (principal executive
              Owen Kratz                              officer)


         /s/ MARTIN R. FERRON            President, Chief Operating Officer   March 15, 2005
--------------------------------------              and Director
           Martin R. Ferron


         /s/ A. WADE PURSELL              Senior Vice President and Chief     March 15, 2005
--------------------------------------      Financial Officer (principal
           A. Wade Pursell                       financial officer)


         /s/ LLOYD A. HAJDIK                Vice President -- Corporate       March 15, 2005
--------------------------------------    Controller and Chief Accounting
           Lloyd A. Hajdik                 Officer (principal accounting
                                                      officer)


         /s/ GORDON F. AHALT                          Director                March 15, 2005
--------------------------------------
           Gordon F. Ahalt


     /s/ BERNARD J. DUROC-DANNER                      Director                March 15, 2005
--------------------------------------
       Bernard J. Duroc-Danner


          /s/ JOHN V. LOVOI                           Director                March 15, 2005
--------------------------------------
            John V. Lovoi


        /s/ T. WILLIAM PORTER                         Director                March 15, 2005
--------------------------------------
          T. William Porter


       /s/ WILLIAM L. TRANSIER                        Director                March 15, 2005
--------------------------------------
         William L. Transier


         /s/ ANTHONY TRIPODO                          Director                March 15, 2005
--------------------------------------
           Anthony Tripodo

                               INDEX TO EXHIBITS

  EXHIBITS
  --------
    3.1        1997 Amended and Restated Articles of Incorporation of
               registrant, incorporated by reference to Exhibit 3.1 to the
               Form S-1 Registration Statement filed by registrant with the
               Securities and Exchange Commission on May 1, 1997 (Reg. No.
               333-26357) (the "Form S-1").
    3.2        By-Laws of registrant, incorporated by reference to Exhibit
               3.2 to the Form S-1.
    3.3        Articles of Correction, incorporated by reference to Exhibit
               3.3 to the Form S-3 Registration Statement filed by
               registrant with the Securities and Exchange Commission on
               May 22, 2002 (Reg. No. 333- 87620) (the "Form S-3").
    3.4        Amendment to the 1997 Amended and Restated Articles of
               Incorporation of registrant, incorporated by reference to
               Exhibit 3.4 to the Form S-3.
    3.5        Certificate of Rights and Preferences for Series A-1
               Cumulative Convertible Preferred Stock, incorporated by
               reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on January 22, 2003 (the "2003 Form 8-K").
    3.6        Certificate of Rights and Preferences for Series A-2
               Cumulative Convertible Preferred Stock, incorporated by
               reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange
               Commission on June 28, 2004 (the "2004 Form 8-K").
    4.1        Credit Agreement by and among Bank of America, N.A., et al., as Lenders, and Cal Dive International, Inc., as Borrower,
               dated August 16, 2004, incorporated by reference to Exhibit
               4.1 to the registrant's Annual Report on 10-Q for the fiscal quarter ended September 30, 2004, filed by the registrant
               with the Securities and Exchange Commission on November 5,
               2004 (the "2004 Form 10-Q").
    4.2        Participation Agreement among ERT, Cal Dive International,
               Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank
               One, N.A., et. al., dated as of November 8, 2001,
               incorporated by reference to Exhibit 4.2 to Form 10-K for
               the fiscal year ended December 31, 2001, filed by the
               registrant with the Securities and Exchange Commission on
               March 28, 2002 (the "2001 Form 10-K").
    4.3        Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1.
    4.4        Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO
               Incorporated, Citibank N.A. and Citibank International LLC
               dated as of August 16, 2000, incorporated by reference to
               Exhibit 4.4 to the 2001 Form 10-K.
    4.5        Amendment No. 1 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of January 25, 2002, incorporated by reference to Exhibit 4.9 to the 2002 Form 10-K/A.
    4.6        Amendment No. 2 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of November 15, 2002,
               incorporated by reference to Exhibit 4.4 to the 2003 Form
               S-3.
    4.7        First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Cal
               Dive International, Inc. and Fletcher International, Ltd.,
               incorporated by reference to Exhibit 10.1 to the 2003 Form
               8-K.
    4.8        Amended and Restated Credit Agreement among Cal
               Dive/Gunnison Business Trust No. 2001-1, Energy Resource
               Technology, Inc., Cal Dive International, Inc., Wilmington
               Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26,
               2002, incorporated by reference to Exhibit 4.12 to the 2002
               Form 10-K/A.
    4.9        First Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               January 7, 2003, incorporated by reference to Exhibit 4.13 to the 2002 Form 10-K/A.
    4.10       Second Amendment to Amended and Restated Credit Agreement
               among Cal Dive/Gunnison Business Trust No. 2001-1, Energy
               Resource Technology, Inc., Cal Dive International, Inc.,
               Wilmington Trust Company, a Delaware banking corporation,
               the Lenders party thereto, and Bank One, NA, as Agent, dated
               February 14, 2003, incorporated by reference to Exhibit 4.14 to the 2002 Form 10-K/A.

  EXHIBITS
  --------
    4.11       Lease with Purchase Option Agreement between Banc of America
               Leasing & Capital, LLC and Canyon Offshore Ltd. dated July
               31, 2003 incorporated by reference to Exhibit 10.1 to the
               Form 10-Q for the fiscal quarter ended September 30, 2003, filed by the registrant with the Securities and Exchange
               Commission on November 13, 2003.
    4.12*      Amendment No. 3 Credit Agreement among Cal Dive I-Title XI,
               Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of July 31, 2003.
    4.13*      Amendment No. 4 to Credit Agreement among Cal Dive I-Title
               XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank
               International LLC dated as of December 15, 2004.
   10.1        1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.
   10.2        Employment Agreement between Owen Kratz and Company dated
               February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31,
               1999 (the "1998 Form 10-K").
   10.3        Employment Agreement between Martin R. Ferron and Company
               dated February 28, 1999, incorporated by reference to
               Exhibit 10.6 of the 1998 Form 10-K.
   10.4        Employment Agreement between A. Wade Pursell and Company
               dated January 1, 2002, incorporated by reference to Exhibit
               10.7 of the 2001 Form 10-K.
   10.5        Employment Agreement between James Lewis Connor, III and
               Company dated May 1, 2002, incorporated by reference to
               Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed by the
               registrant with the Securities and Exchange Commission on
               March 15, 2004 (the "2004 Form 10-K").
   10.6*       First Amendment to Employment Agreement between James Lewis
               Connor, III and Company dated May 1, 2002.
   21.1        Subsidiaries of registrant -- The registrant has thirteen
               subsidiaries: Energy Resource Technology, Inc.; Canyon
               Offshore, Inc.; Cal Dive ROV, Inc.; Cal Dive I-Title XI,
               Inc.; Cal Dive Offshore, Ltd.; Cal Dive International
               Limited; Well Ops Inc.; ERT (U.K.) Limited; Cal Dive HR
               Services Limited; Cal Dive Trinidad & Tobago Ltd.; Canyon
               Offshore Ltd.; Canyon Offshore International Corp.; and Well
               Ops PTE Limited.
   23.1*       Consent of Ernst & Young LLP.
   23.2*       Consent of Huddleston & Co., Inc.
   31.1*       Certification Pursuant to Rule 13a-14(a) under the
               Securities Exchange Act of 1934 by Owen Kratz, Chief
               Executive Officer.
   31.2*       Certification Pursuant to Rule 13a-14(a) under the
               Securities Exchange Act of 1934 by A. Wade Pursell, Chief
               Financial Officer.
   32.1*       Section 1350 Certification by Owen Kratz, Chief Executive
               Officer.
   32.2*       Section 1350 Certification by A. Wade Pursell, Chief
               Financial Officer.

---------------

* Filed herewith.