Form 10-Q
period 2005-03-31
CAL DIVE INTERNATIONAL INC
filed 2005-05-06
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-22739

Cal Dive International, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	95–3409686

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 N. Sam Houston Parkway E.
Suite 400
Houston, Texas 77060
(Address of Principal Executive Offices)

(281) 618–0400
(Registrant’s telephone number,
including area code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑       No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☑       No  ☐

     At May 6, 2005 there were 38,717,013 shares of common stock, no par value, outstanding.

CAL DIVE INTERNATIONAL, INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets –

March 31, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations –

Three Months Ended March 31, 2005 and March 31, 2004	2

Condensed Consolidated Statements of Cash Flows –

Three Months Ended March 31, 2005 and March 31, 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	25

Part II: Other Information

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

Signatures	27
Acknowledgement Letter
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350
Report of Independent Registered Public Accounting Firm

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$362,267	$91,142
Accounts receivable —
Trade, net of allowance for uncollectible accounts of $439 and $7,768	93,261	95,732
Unbilled revenue	17,000	18,977
Deferred income taxes	10,714	12,992
Other current assets	26,488	35,118

Total current assets	509,730	253,961

Property and equipment	879,281	861,281
Less — Accumulated depreciation	(300,593)	(276,864)

	578,688	584,417
Other assets:
Equity investments in production facilities	135,656	67,192
Goodwill, net	84,073	84,193
Other assets, net	60,022	48,995

	$1,368,169	$1,038,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,094	$56,047
Accrued liabilities	74,191	75,502
Current maturities of long-term debt	7,240	9,613

Total current liabilities	138,525	141,162

Long-term debt	436,036	138,947
Deferred income taxes	135,999	133,777
Decommissioning liabilities	83,544	79,490
Other long term liabilities	4,345	5,090

Total liabilities	798,449	498,466

Convertible preferred stock	55,000	55,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 120,000 shares authorized, 52,318 and 52,020 shares issued	224,878	212,608
Retained earnings	284,045	258,634
Treasury stock, 13,602 shares, at cost	(3,741)	(3,741)
Unearned compensation	(3,564)	—
Accumulated other comprehensive income	13,102	17,791

Total shareholders’ equity	514,720	485,292

	$1,368,169	$1,038,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net Revenues:
Marine contracting	$96,189	$65,519
Oil and gas production	63,386	55,195

	159,575	120,714

Cost of sales:
Marine contracting	75,228	61,547
Oil and gas production	32,474	27,426

Gross profit	51,873	31,741
Selling and administrative expenses	12,837	11,158

Income from operations	39,036	20,583
Equity in earnings of production facilities investments	1,729	—
Net interest expense and other	264	1,555

Income before income taxes	40,501	19,028
Provision for income taxes	14,540	5,019

Net Income	25,961	14,009
Preferred stock dividends and accretion	550	364

Net income applicable to common shareholders	$25,411	$13,645

Earnings per common share:
Basic	$0.66	$0.36

Diluted	$0.64	$0.36

Weighted average common shares outstanding:
Basic	38,571	37,946
Diluted	40,869	39,150

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$25,961	$14,009
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	26,723	26,400
Equity in (earnings) losses of production facilities Investments, net of distributions	—	—
Amortization of deferred financing costs	260	107
Amortization of unearned compensation	194	—
Deferred income taxes	14,540	5,019
Gain on sale of assets	(925)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,205	(4,117)
Other current assets	6,958	(2,802)
Accounts payable and accrued liabilities	(8,860)	1,917
Other noncurrent, net	(2,028)	(5,617)

Net cash provided by operating activities	67,028	34,916

Cash flows from investing activities:
Capital expenditures	(24,472)	(14,229)
Investments in production facilities	(78,327)	(6,136)
Distributions from production facilities investments	9,847	—
Decrease in restricted cash	2,423	275
Proceeds from sales of property	2,150	—

Net cash used in investing activities	(88,379)	(20,090)

Cash flows from financing activities:
Borrowings on Convertible Senior Notes	300,000	—
Repayment of MARAD borrowings	(2,144)	(1,451)
Repayments on line of credit	—	(14,331)
Deferred financing costs	(7,570)	—
Repayments of term loan borrowings	—	(1,750)
Capital lease payments	(702)	(953)
Preferred stock dividends paid	(550)	(250)
Redemption of stock in subsidiary	(2,438)	—
Exercise of stock options, net	6,050	2,522

Net cash provided by (used in) financing activities	292,646	(16,213)

Effect of exchange rate changes on cash and cash equivalents	(170)	103
Net increase (decrease) in cash and cash equivalents	271,125	(1,284)
Cash and cash equivalents:
Balance, beginning of year	91,142	6,378

Balance, end of period	$362,267	$5,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1  –  Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc. and its majority-owned subsidiaries (collectively, “Cal Dive”, “CDI” or the “Company”). The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. and its 20% interest in Independence Hub, LLC using the equity method of accounting as the Company does not have voting or operational control of these entities. All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

     Management has reflected all adjustments (which were normal recurring adjustments unless otherwise identified) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company’s balance sheet as of December 31, 2004 included herein has been derived from the audited balance sheet as of December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

     Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current presentation format.

Note 2  –  Recently Issued Accounting Principles

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period in fiscal 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS No. 123R as the requisite service is rendered on or after the required effective date, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has not yet determined the method of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will not have a material impact on the Company’s consolidated results of operations and earnings per share.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB No. 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis). As amended by SFAS No. 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Company has not engaged in a large number of nonmonetary asset exchanges for significant amounts.

Note 3  –  Statement of Cash Flow Information

     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. As of March 31, 2005, the Company had $20.2 million of restricted cash included in other assets, net, all of which related to Energy Resource Technology, Inc. (“ERT”), a wholly owned subsidiary of the Company, escrow funds for decommissioning liabilities associated with the South Marsh Island 130 (“SMI 130”) field acquisitions in 2002. Under the purchase agreement for those acquisitions, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields. Additionally, $7.5 million was included in restricted cash in other assets, net at December 31, 2004 and related to the Company’s investment in Deepwater Gateway, L.L.C. The Company was required to escrow up to $22.5 million related to its guarantee under the term loan agreement for Deepwater Gateway, L.L.C. The term loan of $144 million related to Deepwater Gateway, L.L.C. was repaid in full in March 2005. As a result in March 2005, the escrow agreement was canceled and the $7.5 million was released from restricted cash.

     During the three months ended March 31, 2005, the Company made cash payments for interest charges, net of capitalized interest, of $1.6 million. During the three months ended March 31, 2004, the Company made cash payments for interest charges, net of capitalized interest, of $1.3 million.

Note 4  –  Offshore Properties

     The Company follows the successful efforts method of accounting for its interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful. In the first quarter of 2005, unsuccessful capitalized well work totaling $1.7 million was expensed as a result of an impairment analysis on the applicable property. Further, the Company expensed $4.5 million of purchased seismic data related to its offshore property acquisitions in the first quarter of 2005.

     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $15 million, of which $1.1 million had been incurred through March 31, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $15 million. CDI’s Marine Contracting assets would participate in this development.

     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Valley Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.

     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2005. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn a 50% working interest in the field.

     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well.

     Estimated drilling and development costs related to the above property acquisitions are $300 million to $375 million to be incurred primarily over the next three years.

Note 5  –  Major Customers and Concentration of Credit Risk

     In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at March 31, 2005 and December 31, 2004 were $0 million and $3.3 million, respectively.

Note 6  –  Assets Held for Sale

     In March 2005, the Company completed the sale of certain Marine Contracting property and equipment for $4.5 million. Proceeds from the sale consisted of $100,000 cash and a $4.4 million promissory note bearing interest at 6% per annum due in semi annual installments beginning September 30, 2005. In addition to the asset sale, the Company entered into a five year services agreement with the purchaser whereby the Company has committed to provide the purchaser with a specified amount of services for its Gulf of Mexico fleet on an annual basis ($8 million per year). The measurement period related to the services agreement begins with the twelve months ending March 31, 2006 and continues every six months until the contract ends on March 31, 2010.

     Further, the promissory note stipulates that should the Company not meet its annual services commitment the purchaser can defer its semi-annual principal and interest payment for six months. The Company determined that the estimated gain on the sale of approximately $2.5 million should be deferred and recognized as the principal and interest payments are received from the purchaser over the course of the promissory note.

Note 7  –  Comprehensive Income

     The components of total comprehensive income for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net Income	$25,961	$14,009
Foreign currency translation adjustment, net	(1,636)	1,970
Unrealized loss on commodity hedges, net	(3,053)	(772)

Total comprehensive income	$21,272	$15,207

     The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	Dec. 31,
	2005	2004
Cumulative foreign currency translation adjustment, net	$16,736	$18,372
Unrealized loss on commodity hedges, net	(3,634)	(581)

Accumulated other comprehensive income	$13,102	$17,791

Note 8  –  Hedging Activities

     The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value.

     During 2004 and the first three months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year in duration. The aggregate fair value of the hedge instruments was a net liability of $5.6 million as of March 31, 2005. The Company recorded approximately $3.0 million of unrealized losses, net of taxes of $1.6 million, during the first three months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the first quarter of 2005, the Company reclassified approximately $1.2 million of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

     As of March 31, 2005, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

	Instrument	Average Monthly	Weighted Average
Production Period	Type	Volumes	Price
Crude Oil:
April – June 2005	Swap	20 MBbl	$35.80
April – June 2005	Collar	50 MBbl	$38.60 – $50.99
July – December 2005	Collar	70 MBbl	$40.00 – $53.84
Natural Gas:
April – June 2005	Collar	400,000 MMBtu	$5.75 - $8.79
July – December 2005	Collar	325,000 MMBtu	$5.31 - $9.83

Note 9  –  Foreign Currency

     The functional currency for the Company’s foreign subsidiary Cal Dive International Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which was a loss of $1.6 million in the first three months of 2005, is included in accumulated other comprehensive income, a component of shareholders’ equity. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the three months ended March 31, 2005 were not material to the Company’s results of operations or cash flows.

     Canyon Offshore, Inc. (“Canyon”), the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three months ended March 31, 2005 were not material to the Company’s results of operations or cash flows.

Note 10  –  Earnings Per Share

     Basic earnings per share (“EPS”) is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of basic and diluted per share amounts for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31
	2005	2004
Net income	$25,961	$14,009
Preferred stock dividends and accretion	(550)	(364)

Net income applicable to common shareholders	$25,411	$13,645

Weighted-average common shares outstanding:

Basic	38,571	37,946
Effect of dilutive stock options	391	182
Effect of restricted shares	92	—
Effect of convertible preferred stock	1,815	1,022

Diluted	40,869	39,150

Basic Earnings Per Share:
Net income	$0.67	$0.37

Preferred stock dividends and accretion	(0.01)	(0.01)

	$0.66	$0.36

Diluted Earnings Per Share:
Net Income	$0.64	$0.36

Preferred stock dividends and accretion	—	—

	$0.64	$0.36

     Stock options to purchase approximately 80,000 shares for the three months ended March 31, 2004, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. There were no antidilutive shares in the first three months of 2005. Net income for the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004, respectively, was adjusted to add back the preferred stock dividends and accretion on the 1.8 million shares and the 1.0 million shares, respectively.

Note 11  –  Stock Based Compensation Plans

     The Company uses the intrinsic value method of accounting to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date. The following table reflects the Company’s pro forma results if the fair value method had been used for the accounting for these plans (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income applicable to common shareholders:

As Reported	$25,411	$13,645
Stock-based employee compensation cost, net of tax	(333)	(516)

Pro Forma	$25,078	$13,129

Earnings per common share:
Basic, as reported	$0.66	$0.36
Stock-based employee	(0.01)	(0.01)

Basic, pro forma	$0.65	$0.35

Diluted, as reported	$0.64	$0.36
Stock-based employee compensation cost, net of tax	(0.01)	(0.01)

Diluted, pro forma	$0.63	$0.35

     For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years; risk-free interest rate assumed to be approximately 4.0 percent in 2004 and expected volatility to be approximately 56 percent in 2004. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the first three months of 2004 was $16.89. The estimated fair value of the options is amortized to pro forma expense over the vesting period.

     On January 3, 2005, the Company granted certain key executives and selected management employees 94,000 restricted shares under the Incentive Plan. The shares vest 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $39.12 per share, or $3.7 million, at the date of the grant and will be recorded as unearned compensation, a component of shareholders’ equity. This amount will be charged to expense over the respective vesting period. Amortization of unearned compensation totaled $184,000 in the first three months of 2005.

Note 12  –  Equity Investments in Production Facilities

     In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. to design, construct, install, own and operate a tension leg platform (“TLP”) production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI’s share of the construction costs was approximately $120 million, all of which had been incurred as of December 31, 2004. The Company’s investment in Deepwater Gateway, L.L.C. totaled $118.7 million as of March 31, 2005. In August 2002, the Company, along with Enterprise, completed a non-recourse project financing for this venture. In accordance with terms of the term loan, Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Further, the Company received a cash distribution from Deepwater Gateway, L.L.C. totaling $11.6 million in March 2005.

     In December 2004, CDI acquired a 20% interest in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment in Independence was $17.0 million at March 31, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at March 31, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.

Note 13  –  Business Segment Information (in thousands)

	March 31, 2005	December 31, 2004
Identifiable Assets —
Marine contracting	$1,000,229	$742,483
Oil and gas production	232,284	229,083
Production facilities equity investments	135,656	67,192

Total	$1,368,169	$1,038,758

	Three Months Ended March 31,
	2005	2004
Income (loss) from operations -
Marine contracting	$12,740	$(3,217)
Oil and gas production	26,296	23,800

Total	$39,036	$20,583

Equity in earnings of production facilities investments	$1,729	$—

     Included in identifiable assets for Marine Contracting at March 31, 2005 was $361.9 million of unrestricted cash.

     During the three months ended March 31 2005, the Company derived $30.7 million of its revenues from the U.K. sector utilizing $134.9 million of its total assets in this region. During the three months ended March 31, 2004, the Company derived $12.7 million of its revenues from the U.K. sector utilizing $100.0 million of its total assets in this region. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 14  –  Long-Term Debt

Convertible Senior Notes

     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $7.6 million which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.

     The Convertible Senior Notes can be converted prior to the stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ended March 31, 2005) if the closing sale price of CDI’s common stock for at least 20 trading days in the period of 30 consecutive trading day ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day (i.e. $77.12 per share);

•	upon the occurrence of specified corporate transactions; or

•	if the Company has called the Convertible Senior Notes for redemption and the redemption has not yet occurred.

     In connection with any conversion, the Company will satisfy its obligation to convert the Convertible Senior Notes by delivering to holders in respect of each $1,000 aggregate principal amount of notes being converted a “settlement amount” consisting of:

  (1) cash equal to the lesser of $1,000 and the conversion value, and

  (2) to the extent the conversion value exceeds $1,000, a number of shares equal to the quotient of (A) the conversion value less $1,000, divided by (B) the last reported sale price of CDI’s common stock for such day.

     The conversion value means the product of (1) the conversion rate in effect (plus any applicable additional shares resulting from an adjustment to the conversion rate) or, if the Convertible Senior Notes are converted during a registration default, 103% of such conversion rate (and any such additional shares), and (2) the average of the last reported sale prices of CDI’s common stock for the trading days during the cash settlement period.

     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of March 31, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. Proceeds from the offering will be used for general corporate purposes including a capital contribution of $72 million made in March 2005 to Deepwater Gateway, L.L.C. to enable it to repay its term loan. Additional proceeds will be used for identifiable capital expenditures and potential acquisitions.

MARAD Debt

     At March 31, 2005, $134.3 million was outstanding on the Company’s long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (“MARAD Debt”). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial

Paper yields plus 20 basis points (approximately 2.74% as of March 31, 2005). CDI has paid MARAD guarantee fees for this debt which add approximately 50 basis points per annum of interest expense. For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2005, the Company was in compliance with these covenants.

Revolving Credit Facility

     In August 2004, the Company entered into a four-year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and the existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75 – 175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of March 31, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

     Scheduled maturities of Long-term Debt and Capital Lease Obligations outstanding as of March 31, 2005 were as follows (in thousands):

		Convertible
	MARAD	Senior		Capital
	Debt	Notes	Revolver	Leases	Total
Less than one year	$4,386	$—	$—	$2,854	$7,240
One to two years	4,518	—	—	2,543	7,061
Two to Three years	4,655	—	—	2,532	7,187
Three to four years	4,795	—	—	1,080	5,875
Four to five years	4,940	—	—	—	4,940
Over five years	110,973	300,000	—	—	410,973

Long-term debt	134,267	300,000	—	9,009	443,276

Current maturities	(4,386)	—	—	(2,854)	(7,240)

Long-term debt, less current maturities	$129,881	$300,000	$—	$6,155	$436,036

     The Company had unsecured letters of credit outstanding at March 31, 2005 totaling approximately $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

     In June 2004, the Deepwater Gateway, L.L.C. construction loan, excluded from the Company’s long-term debt, was converted to a term loan. The term loan was collateralized by substantially all of Deepwater Gateway, L.L.C.’s assets and was non-recourse to the Company except for the balloon payment due at the end of the term. In March 2005, the term loan was repaid in full by Deepwater Gateway, L.L.C. and the term loan agreement was canceled.

     Deferred financing costs of $19.0 million ($3.6 million of which was accrued at March 31, 2005 due upon the Company locking in a fixed rate of interest on the MARAD Debt) related to the Convertible Senior Notes, the MARAD Debt and the revolving credit facility, respectively, are being amortized over the life of the respective agreements and are included in other assets, net as of March 31, 2005.

     The Company capitalized interest totaling $72,600 and $243,000 during the three months ended March 31, 2005 and 2004, respectively. The Company incurred interest expense of $1.4 million and $1.4 million during the three months ended March 31, 2005 and 2004, respectively.

Note 15  –  Income Taxes

     The effective tax rate of 36% in the first quarter of 2005 was higher than the effective tax rate of 26% in the first quarter of 2004 period primarily due to the income tax provision benefit recorded in the first quarter of 2004 of $1.7 million, offset by interest expense of $430,000, to report the impact of research and development credits resulting from the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.

Note 16 – Commitments and Contingencies

     The Company is involved in various routine legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. In that regard, in 1998, one of the Company’s subsidiaries entered into a subcontract with Seacore Marine Contractors Limited (“Seacore”) to provide the Sea Sorceress to a Coflexip subsidiary in Canada (“Coflexip”). Due to difficulties with respect to the sea and soil conditions, the contract was terminated and an arbitration to recover damages was commenced. A preliminary liability finding has been made by the arbitrator against Seacore and in favor of the Coflexip subsidiary. The Company was not a party to this arbitration proceeding. Seacore and Coflexip settled this matter prior to the conclusion of the arbitration proceeding with Seacore paying Coflexip $6.95 million CDN. Seacore has initiated an arbitration proceeding against Cal Dive Offshore Ltd. (“CDO”), a subsidiary of Cal Dive, seeking contribution of one-half of this amount. One of the grounds in the preliminary findings by the arbitrator is applicable to CDO, and CDO holds substantial counterclaims against Seacore.

     Although the above discussed matters may have the potential for additional liability, the Company believes the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     During 2002, the Company engaged in a large construction project offshore Trinidad and, in late September of that year, supports engineered by a subcontractor failed resulting in over a month of downtime for two of CDI’s vessels. Management believed under the terms of the contract the Company was entitled to indemnification for the contractual stand-by rate for the vessels during their downtime. The customer had disputed these invoices along with certain other change orders. In May 2004, the Company and its customer settled certain elements of the dispute. The remaining elements were settled in March 2005 with no material effect on the Company’s financial position, results of operations or cash flows.

Note 17  –  Canyon Offshore

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. In connection with the acquisition, the Company committed to purchase the redeemable stock in Canyon at a price to be determined by Canyon’s performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether or not employment continued. As they are employees, any share price paid in excess of the $13.53 per share will be recorded as compensation expense. These remaining shares were classified as long-term debt in the accompanying balance sheet and have been adjusted to their estimated redemption value at each reporting period based on Canyon’s performance. In March 2005, the Company purchased the final one-third of the redeemable shares at the minimum purchase price of $13.53 per share. Consideration included approximately $337,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This gross-up amount was recorded as goodwill in the period paid.

Note 18  –  Convertible Preferred Stock

     On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock (Series A-2 Cumulative Convertible Preferred Stock, par value $0.01 per share). In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share. In the event the holder of the convertible preferred stock elects to redeem into Cal Dive common stock and Cal Dive’s common stock price is below the conversion prices, unless the Company has elected to settle in cash, the holder would receive additional shares above the 833,334 common shares (Series A-1 tranche) and 982,029 common shares (Series A-2 tranche). The incremental shares would be treated as a dividend and reduce net income applicable to common shareholders.

     The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares at Cal Dive’s option. CDI paid these dividends in 2005 and 2004 on the last day of the respective quarter in cash. The holder may redeem the value of its original and additional investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash.

     The proceeds received from the sales of this stock, net of transaction costs, have been classified outside of shareholders’ equity on the balance sheet below total liabilities. The transaction costs have been deferred and accreted through the statement of operations through December 31, 2004. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company’s diluted earnings per share using the if converted method based on the lower of the Company’s share price at the beginning of the applicable period or the applicable conversion price ($30.00 and $30.549).

Note 19 – Related Party Transactions

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $6.5 million and $2.8 million in the three months ended March 31, 2005 and 2004, respectively.

Note 20  –  Subsequent Events

     In April 2005, the Company entered into an asset purchase agreement (“Agreement”) with Torch Offshore, Inc. and its wholly-owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C., (collectively, “Torch”). Under this Agreement, the Company had agreed to serve as the initial bidder for the purchase of Torch’s fleet of vessels, including all equipment, inventory, intellectual property and other assets related to the operation of the vessels. In exchange for these assets, Torch would have received consideration of approximately $92.0 million, including a deposit of $4.6 million, which was to be credited towards the purchase price. The Agreement did not include Torch’s accounts receivable, overhead assets unrelated to the operation of the vessels, and claims owned by Torch’s bankruptcy estate. Based on subsequent discussions with Torch’s creditors, CDI revised its offer and entered into an amended and restated asset purchase agreement (“Amended and Restated Agreement”) for the acquisition of five shelf vessels and a deepwater pipelay vessel, the Midnight Express, for a total of $80.0 million on similar terms as the earlier agreement. This Amended and Restated Agreement was executed in May 2005. CDI will be the initial bidder for these assets in a bankruptcy auction planned for June 2005.

     Further in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that presently operate in the waters of the Gulf of Mexico (GOM) and Trinidad for $125 million in cash. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Seaway Kestrel and the DLB 801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction, which requires regulatory approval, is expected to close in the second quarter of 2005. Cal Dive intends to add the acquired assets and operating personnel to its existing GOM Shelf division in order to form a whollyowned subsidiary company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and assumptions in this Form 10-Q that are not statements of historical fact involve risks and assumptions that could cause actual results to vary materially from those predicted, including among other things, unexpected delays and operational issues associated with turnkey projects, the price of crude oil and natural gas, offshore weather conditions, change in site conditions, and capital expenditures by customers. The Company strongly encourages readers to note that some or all of the assumptions upon which such forward-looking statements are based are beyond the Company’s ability to control or estimate precisely, and may in some cases be subject to rapid and material change. For a complete discussion of risk factors, we direct your attention to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004

     Revenues. During the three months ended March 31, 2005, the Company’s revenues increased 32% to $159.6 million compared to $120.7 million for the three months ended March 31, 2004. Of the overall $38.9 million increase, $30.7 million was generated by the Marine Contracting segment due to improved market conditions for marine contracting services.

     Oil and Gas Production revenue for the three months ended March 31, 2005 increased $8.2 million, or 15%, to $63.4 million from $55.2 million during the comparable prior year period. Production decreased 10% (9.0 Bcfe for the three months ended March 31, 2005 compared to 10.0 Bcfe in the first quarter of 2004) primarily due to unexpected downtime for certain wells in February 2005. The average realized natural gas price of $6.64 per Mcf, net of hedges in place, during the first quarter of 2005 was 18% higher than the $5.63 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 44% to $44.02 per barrel compared to $30.66 per barrel realized during the first quarter of 2004.

     Gross Profit. Gross profit of $51.9 million for the first quarter of 2005 represented a 63% increase compared to the $31.7 million recorded in the comparable prior year period with the Marine Contracting segment contributing 84% of the increase. Marine Contracting gross profit increased $17.0 million, or 84% of the increase, to $21.0 million, for the three months ended March 31, 2005, from $4.0 million in the prior year period. All divisions within Marine Contracting achieved higher gross profit due to improved market conditions (i.e. overall improved contract rates and utilization rates for the segment). Oil and Gas

Production gross profit increased $3.1 million, up 11% from the year ago quarter, due to higher commodity prices.

     Gross margins of 33% in the first quarter of 2005 were 7 points better than the 26% in the prior year period. Marine Contracting margins increased 16 points to 22% for the three months ended March 31, 2005, from 6% in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment decreased 1 point to 49% for the three months ended March 31, 2005, from 50% in the year ago quarter, due primarily to $1.7 million of unsuccessful capitalized well work expensed in the quarter as a result of an impairment analysis on a certain property and $4.5 million of expensed seismic data purchased for ERT’s offshore property acquisitions.

     Selling & Administrative Expenses. Selling and administrative expenses of $12.8 million for the three months ended March 31, 2005 were $1.7 million higher than the $11.2 million incurred in the first quarter of 2004 due to higher profitability which led to higher incentive compensation costs. Selling and administrative expenses were 8% of revenues for the first quarter of 2005 compared with 9% in the first quarter of 2004.

     Equity in Earnings of Production Facilities Investments. Equity in earnings of the Company’s 50% investment in Deepwater Gateway, L.L.C. increased to $1.7 million in the first quarter of 2005 compared with $0 in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004 as Marco Polo began producing. Included in equity earnings from Deepwater Gateway, L.L.C. was a $1.2 million ($600,000 to CDI) pre-tax charge related to the early retirement of Deepwater Gateway’s term loan in March 2005.

     Other (Income) Expense. The Company reported other expense of $264,000 for the three months ended March 31, 2005 compared to other expense of $1.6 million for the three months ended March 31, 2004. Net interest expense of $1.3 million in the first quarter of 2005 was comparable to the $1.4 million incurred in the three months ended March 31, 2004. Further, the Company’s ROV division, Canyon Offshore, sold an ROV in the first quarter of 2005 and recognized a $925,000 gain on the sale.

     Income Taxes. Income taxes increased to $14.5 million for the three months ended March 31, 2005 compared to $5.0 million in the comparable prior year period primarily due to increased profitability. The effective tax rate of 36% in the first quarter of 2005 was higher than the effective tax rate of 26% in the prior year period primarily due to the income tax provision benefit of $1.7 million, offset by interest expense of $430,000, recorded in the first quarter of 2004 to report the impact of research and development credits resulting from the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.

     Net Income. Net income of $25.4 million for the three months ended March 31, 2005 was $11.8 million greater than the comparable period in 2004 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     In August 2000, we closed the long-term MARAD financing for construction of the Q4000. This U.S. Government guaranteed financing, which matures in 2027, is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration. We refer to this debt as MARAD Debt. At March 31, 2005, $134.3 million was outstanding on this debt. In August 2004 we closed a four year, $150 million revolving credit facility with a syndicate of banks. This facility was undrawn upon at March 31, 2005. In March 2005, we closed a private placement of $300 million Convertible Senior Notes which mature in 2025. See further discussion below under “Financing Activities”. At March 31, 2005, debt to book capitalization was 44%, offset by $362 million of unrestricted cash. Subsequent to March 31, 2005, the Company announced acquisitions of certain assets of Stolt Offshore, subject to regulatory approval, and Torch Offshore, subject to bankruptcy court approvals, for approximately $205 million combined, if completed. In addition, the Company announced three production contracting transactions.

     Hedging Activities. The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value.

     During 2004 and the first three months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting and none extended beyond a year in duration. The aggregate fair value of the hedge instruments was a net liability of $5.6 million as of March 31, 2005. The Company recorded approximately $3.0 million of unrealized losses, net of taxes of $1.6 million, during the first three months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the first quarter of 2005, the Company reclassified approximately $1.2 million of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.

     Operating Activities. Net cash provided by operating activities was $67.0 million during the three months ended March 31, 2005, nearly twice the $34.9 million generated during the first three months of 2004, due primarily to an increase in profitability ($12.0 million), improved customer collections on trade accounts receivable ($8.3 million) and a decrease in other current assets primarily for prepaid insurance, current deferred taxes and insurance claims to be reimbursed. Cash flows from operations was negatively impacted by a decrease in accounts payable and accrued liabilities primarily due to payments of approximately $14 million for incentive compensation in the first quarter of 2005.

     In March 2004, the Company elected not to renew its alliance with Horizon Offshore, Inc. As part of the settlement of outstanding trade accounts receivable with Horizon, the Company obtained exclusive use of a Horizon spoolbase facility for a period of five years. Utilization of the spoolbase facility was valued at approximately $2.0 million with the Company offsetting a corresponding amount of trade accounts receivable in exchange for the utilization agreement. The value of the spoolbase facility is being amortized over the five year term of the agreement. Trade receivables from Horizon at March 31, 2005 and December 31, 2004 were $0 million and $3.3 million, respectively.

     Investing Activities. We incurred $24.5 million of capital expenditures during the first three months of 2005 compared to $14.2 million during the comparable prior year period. Included in the capital expenditures during the first three months of 2005 was $17.9 million for ERT well exploitation programs and further Gunnison field development and $4.8 million for Canyon Offshore ROV and trencher systems. Included in the capital expenditures during the first three months of 2004 was $5.5 million for the purchase of our intervention riser system installed on the Q4000 and $7.6 million for ERT well exploitation programs and further Gunnison field development.

     During the first three months of 2005, the Company invested $78.3 million in its Production Facilities segment which consists of our investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC. In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate a TLP production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. The Company’s investment in Deepwater Gateway, L.L.C. totaled $118.7 million as of March 31, 2005. Included in the investment account was capitalized interest and insurance paid by the Company totaling approximately $2.6 million. In August 2002, the Company along with Enterprise, completed a non-recourse project financing for this venture. In accordance with terms of the term loan of $144 million,Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loanat any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Upon repayment of the term loan, the Company’s $7.5 million of restricted cash was released from escrow and the escrow agreement was terminated. Further, the Company received a cash distribution from Deepwater Gateway, L.L.C. totaling $11.6 million in March 2005.

     In December 2004, CDI acquired a 20% interest (accounted for by CDI under the equity method of accounting) in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment of $17.0 million has been paid as of March 31, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at March 31, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.

     As of March 31, 2005, the Company had $20.2 million of restricted cash, included in other assets, net in the accompanying condensed consolidated balance sheet, all of which related to ERT’s escrow funds for decommissioning liabilities associated with the SMI 130 field acquisitions in 2002. Under the purchase agreement for the acquisitions ERT is obligated to escrow 50% of production up to the first $20 million and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.

     In March 2005, Canyon Offshore sold an ROV for $2.1 million in cash and recognized a gain on the sale totaling $925,000.

     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $6.5 million and $2.8 million in the three months ended March 31, 2005 and 2004, respectively.

     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $15 million, of which $1.1 million had been incurred through March 31, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $15 million. CDI’s Marine Contracting assets would participate in this development.

     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Valley Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.

     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2005. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn 50% working interest in the field.

     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well.

     In April 2005, the Company entered into an asset purchase agreement (“Agreement”) with Torch Offshore, Inc. and its wholly-owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C., (collectively, “Torch”). Under this Agreement, the Company had agreed to serve as the initial bidder for the purchase of Torch’s fleet of vessels, including all equipment, inventory, intellectual property and other assets related to the operation of the vessels. In exchange for these assets, Torch would have received consideration of approximately $92.0 million, including a deposit of $4.6 million, which was to be credited towards the purchase price. The Agreement did not include Torch’s accounts receivable, overhead assets unrelated to the operation of the vessels, and claims owned by Torch’s bankruptcy estate. Based on subsequent discussions with Torch’s creditors, CDI revised its offer and entered into an amended and restated asset purchase agreement (“Amended and Restated Agreement”) for the acquisition of five shelf vessels and a deepwater pipelay vessel, the Midnight Express, for a total of $80.0 million on similar terms as the earlier agreement. This Amended and Restated Agreement was executed in May 2005. CDI will be the initial bidder for these assets in a bankruptcy auction planned for June 2005.

     Further in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that presently operate in the waters of the Gulf of Mexico (GOM) and Trinidad for $125 million in cash. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Seaway Kestrel and the DLB 801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction, which requires regulatory approval, is expected to close in the second quarter of 2005. Cal Dive intends to add the acquired assets and operating personnel to its existing GOM Shelf division in order to form a whollyowned subsidiary company.

     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings.

Convertible Senior Notes

     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $7.6 million which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated

interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.

     The Convertible Senior Notes can be converted prior to the stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ended March 31, 2005) if the closing sale price of CDI’s common stock for at least 20 trading days in the period of 30 consecutive trading day ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day (i.e. $77.12 per share);

•	upon the occurrence of specified corporate transactions; or

•	if the Company has called the Convertible Senior Notes for redemption and the redemption has not yet occurred.

     In connection with any conversion, the Company will satisfy its obligation to convert the Convertible Senior Notes by delivering to holders in respect of each $1,000 aggregate principal amount of notes being converted a “settlement amount” consisting of:

  (1) cash equal to the lesser of $1,000 and the conversion value, and

  (2) to the extent the conversion value exceeds $1,000, a number of shares equal to the quotient of (A) the conversion value less $1,000, divided by (B) the last reported sale price of CDI’s common stock for such day.

     The conversion value means the product of (1) the conversion rate in effect (plus any applicable additional shares resulting from an adjustment to the conversion rate) or, if the Convertible Senior Notes are converted during a registration default, 103% of such conversion rate (and any such additional shares), and (2) the average of the last reported sale prices of CDI’s common stock for the trading days during the cash settlement period.

     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of March 31, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. Proceeds from the offering will be used for general corporate purposes including a capital contribution of $72 million (made in March 2005) to Deepwater Gateway, L.L.C. to enable it to repay its term loan. Additional proceeds will be used for identifiable capital expenditures and potential acquisitions.

MARAD Debt

     The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made one payment during each of the three months ended March 31, 2005 and 2004 totaling $2.1 million and $1.5 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 2.74% as of March 31, 2005). CDI has paid MARAD guarantee fees for this debt which add approximately 50 basis points per annum of interest expense. For a period up to ten years from delivery of the vessel in April 2002, the Company has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2005, we were in compliance with these covenants.

Revolving Credit Facility

     The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company’s Marine Contracting vessels. This facility was cancelled and terminated in August 2004 and replaced by the $150 million revolving credit facility described below.

     In August 2004, the Company entered into a four year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75 – 175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of March 31, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.

Other

     The Company had a $35 million term loan facility which was obtained to assist CDI in funding its portion of the construction costs of the spar for the Gunnison field. The loan was repaid in full in August 2004 and the loan agreement was subsequently cancelled and terminated.

     On January 8, 2003, CDI completed the private placement of $25 million of a newly designated class of cumulative convertible preferred stock (Series A-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) that is convertible into 833,334 shares of Cal Dive common stock at $30 per share. The preferred stock was issued to a private investment firm. Subsequently in June 2004, the preferred stockholder exercised its existing right and purchased $30 million in additional cumulative convertible preferred stock (Series A-2 Cumulative Convertible Preferred Stock, par value $0.01 per share). In accordance with the January 8, 2003 agreement, the $30 million in additional preferred stock is convertible into 982,029 shares of Cal Dive common stock at $30.549 per share. In the event the holder of the convertible preferred stock elects to redeem into Cal Dive common stock and Cal Dive’s common stock price is below the conversion prices, unless the Company has elected to settle in cash, the holder would receive additional shares above the 833,334 common shares (Series A-1 tranche) and 982,029 common shares (Series A-2 tranche). The incremental shares would be treated as a dividend and reduce net income applicable to common shareholders. The preferred stock has a minimum annual dividend rate of 4%, subject to adjustment, payable quarterly in cash or common shares at Cal Dive’s option. CDI paid these dividends in 2005 and 2004 on the last day of the respective quarter in cash. The holder may redeem the value of its original and additional investment in the preferred shares to be settled in common stock at the then prevailing market price or cash at the discretion of the Company. In the event the Company is unable to deliver registered common shares, CDI could be required to redeem in cash.

     During the first three months of 2005 and 2004, we made payments of $702,000 and $953,000 respectively, on capital leases relating to Canyon. The only other financing activity during the three months ended March 31, 2005 aand 2004 involved the exercise of employee stock options ($6.0 million and $2.5 million, respectively).

     In January 2002, CDI purchased Canyon, a supplier of remotely operated vehicles (ROVs) and robotics to the offshore construction and telecommunications industries. In connection with the acquisition, the Company committed to purchase the redeemable stock in Canyon at a price to be determined by Canyon’s performance during the years 2002 through 2004 from continuing employees at a minimum purchase price of $13.53 per share (or $7.5 million). The Company also agreed to make future payments relating to the tax impact on the date of redemption, whether or not employment continued. As they are employees, any share price paid in excess of the $13.53 per share will be recorded as compensation expense. These remaining shares were classified as long-term debt in the accompanying balance sheet and have been adjusted to their estimated redemption value at each reporting period based on Canyon’s performance. In March 2005 the Company purchased the final one-third of the redeemable shares at the minimum purchase price of $13.53 per share ($2.4 million). Consideration included approximately $337,000 of contingent consideration relating to tax gross-up payments paid to the Canyon employees in accordance with the purchase agreement. This gross-up amount was recorded as goodwill in the period paid.

     The following table summarizes our contractual cash obligations as of March 31, 2005 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More than 5
	Total (A)	1 Year	1-3 Years	3-5 Years	Years
Convertible Senior Notes	$300,000	$—	$—	$—	$300,000
MARAD debt	134,267	4,386	9,173	9,735	110,973
Revolving debt	—	—	—	—	—
Capital leases	9,009	2,854	5,075	1,080	—
Acquisition of businesses (B)	—	—	—	—	—
Investments in Independence Hub, LLC	60,000	45,000	15,000	—	—
Field drilling and development costs (C)	300,000	100,000	200,000	—	—
Operating leases	11,724	3,279	2,139	1,779	4,527

Total cash obligations	$815,000	$155,519	$231,387	$12,594	$415,500

(A) Excludes guarantee of performance related to the construction of the Independence Hub platform under Independence Hub, LLC (estimated to be immaterial at March 31, 2005) and unsecured letters of credit outstanding at March 31, 2005 totaling $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

(B) In April 2005, the Company announced that it had reached agreement (subject to certain regulatory approvals) to acquire certain assets of Stolt Offshore for approximately $125 million. In addition, the Company reached an agreement with Torch Offshore, Inc. (subject to bankruptcy court and certain creditor approvals) to acquire certain assets for $80 million. If successful, these acquisitions would close in 2005.

(C) Includes the Company’s share of estimated drilling an development costs on Tulane, Devil’s Island, Telemark and Bass Lite.

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

Interest Rate Risk

     Because approximately 30% of the Company’s debt at March 31, 2005 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments, but every 100 basis points move in interest rates would result in $1.3 million of annualized interest expense or savings, as the case may be, to the Company.

Commodity Price Risk

     The Company has utilized derivative financial instruments with respect to a portion of 2005 and 2004 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.

     As of March 31, 2005, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

	Instrument	Average Monthly	Weighted Average
Production Period	Type	Volumes	Price
Crude Oil:
April – June 2005	Swap	20 MBbl	$35.80
April – June 2005	Collar	50 MBbl	$38.60 – $50.99
July – December 2005	Collar	70 MBbl	$40.00 – $53.84
Natural Gas:
April – June 2005	Collar	400,000 MMBtu	$5.75 - $8.79
July – December 2005	Collar	325,000 MMBtu	$5.31 - $9.83

     Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, cause the fair value of these instruments to increase or decrease inversely to the change in NYMEX prices.

Foreign Currency Exchange Rates

     Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Cal Dive International Limited). The functional currency for Cal Dive International Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during the three months ended March 31, 2005 and 2004, respectively, did not have a material effect on reported amounts of revenues or net income.

     Assets and liabilities of Cal Dive International Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income in the shareholders’ equity section of our balance sheet. Approximately 11% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded (losses) gains of $(1.6) million and $2.0 million, respectively, to our equity account in the three months ended March 31, 2005 and 2004. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested.

     Canyon Offshore, the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three months ended March 31, 2005 and 2004, respectively, were not material to the Company’s results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended March 31, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item I, Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits -

Exhibit 2.1 – Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc. and S&H Diving LLC, as Sellers, dated April 11, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 13, 2005.

Exhibit 2.2 – Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Torch Offshore, Inc., Torch Offshore, L.L.C., and Torch Express, L.L.C., as Sellers, as of May 2, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 4, 2005.

Exhibit 4.1 – Indenture relating to the 3.25% Convertible Senior Notes due 2025 dated as of March 30, 2005, between Cal Dive International, Inc. and JPMorgan Chase Bank, National Association, as Trustee., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 4, 2005 (the “April 4, 2005 Form 8-K”).

Exhibit 4.2 – Form of 3.25% Convertible Senior Note due 2025, incorporated by reference to Exhibit 4.2 to the April 4, 2005 Form 8-K.

Exhibit 4.3 – Registration Rights Agreement dated as of March 30, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the April 4, 2005 Form 8-K.

Exhibit 4.4 – Purchase Agreement dated March 23, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.4 to the April 4, 2005 Form 8-K.

Exhibit 10.1– Second Amendment to Credit Agreement dated March 21, 2005, made by and between Company and Bank of America, N.A., et al., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on March 24, 2005.

Exhibit 15.1  -  Independent Registered Public Accounting Firm’s Acknowledgement Letter

Exhibit 31.1  -  Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

Exhibit 31.2  -  Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

Exhibit 32.1  -  Section 1350 Certification by Owen Kratz, Chief Executive Officer

Exhibit 32.2  -  Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

Exhibit 99.1  -  Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: May 6, 2005	By:	/s/ Owen Kratz

Owen Kratz, Chairman
and Chief Executive Officer

Date: May 6, 2005	By:	/s/ A. Wade Pursell

A. Wade Pursell, Senior Vice President
and Chief Financial Officer

Exhibit Index

Exhibit 2.1 – Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc. and S&H Diving LLC, as Sellers, dated April 11, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 13, 2005.

Exhibit 2.2 – Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Torch Offshore, Inc., Torch Offshore, L.L.C., and Torch Express, L.L.C., as Sellers, as of May 2, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 4, 2005.

Exhibit 4.1 – Indenture relating to the 3.25% Convertible Senior Notes due 2025 dated as of March 30, 2005, between Cal Dive International, Inc. and JPMorgan Chase Bank, National Association, as Trustee., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 4, 2005 (the “April 4, 2005 Form 8-K”).

Exhibit 4.2 – Form of 3.25% Convertible Senior Note due 2025, incorporated by reference to Exhibit 4.2 to the April 4, 2005 Form 8-K.

Exhibit 4.3 – Registration Rights Agreement dated as of March 30, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the April 4, 2005 Form 8-K.

Exhibit 4.4 – Purchase Agreement dated March 23, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.4 to the April 4, 2005 Form 8-K.

Exhibit 10.1– Second Amendment to Credit Agreement dated March 21, 2005, made by and between Company and Bank of America, N.A., et al., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on March 24, 2005.

Exhibit 15.1  -  Independent Registered Public Accounting Firm’s Acknowledgement Letter

Exhibit 31.1  -  Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

Exhibit 31.2  -  Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

Exhibit 32.1  -  Section 1350 Certification by Owen Kratz, Chief Executive Officer

Exhibit 32.2  -  Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

Exhibit 99.1  -  Report of Independent Registered Public Accounting Firm