Form 10-Q
period 2005-06-30
CAL DIVE INTERNATIONAL INC
filed 2005-08-09
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number: 000-22739

Cal Dive International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	95 — 3409686 (IRS Employer Identification Number)
400 N. Sam Houston Parkway E.
Suite 400
Houston, Texas 77060
(Address of Principal Executive Offices)
(281) 618 — 0400
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
Yes ☑ No ☐
     At August 8, 2005 there were 38,768,827 shares of common stock, no par value, outstanding.

CAL DIVE INTERNATIONAL, INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations -

Three Months Ended June 30, 2005 and June 30, 2004	2

Six Months Ended June 30, 2005 and June 30, 2004	3

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005 and June 30, 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 6. Exhibits	28

Signatures	29
Amended and Restated Asset Purchase Agreement
Independent Registered Public Accounting Firm's Acknowledgement Letter
Certification Pursuant to Rule 13a-14a - CEO
Certification Pursuant to Rule 13a-14a - CFO
Section 1350 Certification by Owen Kratz, CEO
Section 1350 Certification by A. Wade Pursell, CFO
Report of Independent Registered Public Accounting Firm

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,689	$91,142
Accounts receivable —
Trade, net of allowance for uncollectible accounts of $479 and $7,768	99,637	95,732
Unbilled revenue	25,248	18,977
Deferred income taxes	10,662	12,992
Other current assets	30,114	35,118

Total current assets	365,350	253,961

Property and equipment	1,097,223	861,281
Less — Accumulated depreciation	(314,723)	(276,864)

	782,500	584,417

Other assets:
Equity investments in production facilities	153,779	67,192
Goodwill, net	82,811	84,193
Other assets, net	74,146	48,995

	$1,458,586	$1,038,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,050	$56,047
Accrued liabilities	89,694	75,502
Current maturities of long-term debt	7,332	9,613

Total current liabilities	157,076	141,162

Long-term debt	435,252	138,947
Deferred income taxes	151,441	133,777
Decommissioning liabilities	117,089	79,490
Other long term liabilities	9,757	5,090

Total liabilities	870,615	498,466

Convertible preferred stock	55,000	55,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 120,000 shares authorized, 52,352 and 52,020 shares issued	225,734	212,608
Retained earnings	310,071	258,634
Treasury stock, 13,602 shares, at cost	(3,741)	(3,741)
Unearned compensation	(3,471)	—
Accumulated other comprehensive income	4,378	17,791

Total shareholders’ equity	532,971	485,292

	$1,458,586	$1,038,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 30,
	2005	2004
Net Revenues:
Marine contracting	$98,941	$66,418
Oil and gas production	67,590	61,283

	166,531	127,701

Cost of sales:
Marine contracting	82,154	58,622
Oil and gas production	31,958	27,664

Gross profit	52,419	41,415

Selling and administrative expenses	12,858	12,663

Income from operations	39,561	28,752
Equity in earnings of production facilities investments	2,708	1,310
Net interest expense and other	913	1,242

Income before income taxes	41,356	28,820
Provision for income taxes	14,779	10,228

Net Income	26,577	18,592
Preferred stock dividends and accretion	550	384

Net income applicable to common shareholders	$26,027	$18,208

Earnings per common share:
Basic	$0.67	$0.48

Diluted	$0.65	$0.47

Weighted average common shares outstanding:
Basic	38,722	38,180
Diluted	40,981	39,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Net Revenues:
Marine contracting	$195,130	$131,938
Oil and gas production	130,976	116,478

	326,106	248,416

Cost of sales:
Marine contracting	157,382	120,169
Oil and gas production	64,432	55,090

Gross profit	104,292	73,157

Gain on sale of assets	925	—
Selling and administrative expenses	25,696	23,821

Income from operations	79,521	49,336
Equity in earnings of production facilities investments	4,437	1,310
Net interest expense and other	2,102	2,796

Income before income taxes	81,856	47,850
Provision for income taxes	29,319	15,248

Net Income	52,537	32,602
Preferred stock dividends and accretion	1,100	748

Net income applicable to common shareholders	$51,437	$31,854

Earnings per common share:
Basic	$1.33	$0.84

Diluted	$1.28	$0.83

Weighted average common shares outstanding:
Basic	38,647	38,063
Diluted	40,925	39,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$52,537	$32,602
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	55,179	52,581
Asset impairment charge	790	—
Equity in (earnings) losses of production facilities investments, net of distributions	—	(1,310)
Amortization of deferred financing costs	550	215
Amortization of unearned compensation	397	—
Deferred income taxes	26,813	15,248
Gain on sale of assets	(925)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,847)	6,251
Other current assets	1,226	(1,153)
Accounts payable and accrued liabilities	17,311	12,345
Other noncurrent, net	(27,537)	(13,282)

Net cash provided by operating activities	115,494	103,497

Cash flows from investing activities:
Capital expenditures	(214,345)	(20,776)
Investments in production facilities	(95,564)	(14,473)
Distributions from production facilities investments, net	9,163	—
Decrease (increase) in restricted cash	441	(4,259)
Proceeds from sales of property	2,150	—

Net cash used in investing activities	(298,155)	(39,508)

Cash flows from financing activities:
Borrowings on Convertible Senior Notes	300,000	—
Sale of convertible preferred stock, net of transaction costs	—	30,000
Repayment of MARAD borrowings	(2,144)	(1,451)
Repayments on line of credit	—	(30,189)
Deferred financing costs	(8,013)	—
Repayments of term loan borrowings	—	(3,500)
Capital lease payments	(1,394)	(1,849)
Preferred stock dividends paid	(1,100)	(520)
Redemption of stock in subsidiary	(2,438)	(2,462)
Exercise of stock options, net	6,863	6,795

Net cash provided by (used in) financing activities	291,774	(3,176)

Effect of exchange rate changes on cash and cash equivalents	(566)	117
Net increase in cash and cash equivalents	108,547	60,930
Cash and cash equivalents:
Balance, beginning of year	91,142	6,378

Balance, end of period	$199,689	$67,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc. and its majority-owned subsidiaries (collectively, “Cal Dive”, “CDI” or the “Company”). The Company accounts for its 50% interest in Deepwater Gateway, L.L.C. and its 20% interest in Independence Hub, LLC using the equity method of accounting as the Company does not have voting or operational control of these entities. In addition, beginning in the third quarter of 2005, the Company plans to account for its 40% interest in Offshore Technology Solutions Limited (“OTSL”) using the equity method of accounting (see Note 20). All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.
     Management has reflected all adjustments (which were normal recurring adjustments unless otherwise identified) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company’s balance sheet as of December 31, 2004 included herein has been derived from the audited balance sheet as of December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
     Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current presentation format.
Note 2 — Recently Issued Accounting Principles
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

Note 3 — Statement of Cash Flow Information
     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. As of June 30, 2005, the Company had $22.1 million of restricted cash included in other assets, net, all of which related to Energy Resource Technology, Inc. (“ERT”), a wholly owned subsidiary of the Company, escrow funds for decommissioning liabilities associated with the South Marsh Island 130 (“SMI 130”) field acquisitions in 2002. Under the purchase agreement for those acquisitions, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields. Additionally, $7.5 million was included in restricted cash in other assets, net, at December 31, 2004 related to the Company’s investment in Deepwater Gateway, L.L.C. The Company was required to escrow up to $22.5 million related to its guarantee under the term loan agreement for Deepwater Gateway, L.L.C. The term loan of $144 million related to Deepwater Gateway, L.L.C. was repaid in full in March 2005. As a result in March 2005, the escrow agreement was canceled and the $7.5 million was released from restricted cash.
     During the three and six months ended June 30, 2005, the Company made cash payments for interest charges, net of capitalized interest, of $1.7 million and $3.4 million respectively. During the three and six months ended June 30, 2004, the Company made cash payments for interest charges, net of capitalized interest, of $438,000 and $1.6 million, respectively.
     During the three and six months ended June 30, 2005, the Company paid $271,000 and $1.2 million in income taxes. The Company paid no cash income taxes in the three and six months ended June 30, 2004.
Note 4 — Offshore Properties
     The Company follows the successful efforts method of accounting for its interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful. In the first and second quarters of 2005, impairments and unsuccessful capitalized well work totaling $4.4 million were expensed as a result of an analysis on certain properties. Further, the Company expensed $4.5 million of purchased seismic data related to its offshore property acquisitions in the first quarter of 2005.
     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well (Tulane prospect) to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $15 million, of which $4.1 million had been incurred through June 30, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $15 million. CDI’s Marine Contracting assets would participate in this development.
     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.
     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2,300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2005. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn a 50% working interest in the field.

     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7,500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well.
     As of June 30, 2005, the Company had spent $17 million and had committed to an additional estimated $35 million for development and drilling costs related to the above property transactions.
     In June 2005, ERT acquired a mature property package on the Gulf of Mexico shelf from Murphy Exploration & Production Company — USA (“Murphy”), a wholly owned subsidiary of Murphy Oil Corporation. The acquisition cost to ERT included both cash ($163.5 million) and the assumption of the abandonment liability from Murphy of approximately $32.0 million. The acquisition represents essentially all of Murphy’s Gulf of Mexico Shelf properties consisting of eight operated and eleven non-operated fields. ERT estimates proved reserves of the acquisition to be approximately 75 BCF equivalent. Unaudited pro forma combined operating results of the Company and the Murphy acquisition for the three and six months ended June 30, 2005 and 2004, respectively, were as follows (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$179,868	$144,172	$355,839	$281,018
Income before income taxes	43,340	30,595	86,414	51,338
Net income	27,867	19,746	55,500	34,869
Net income applicable to common shareholders	27,317	19,362	54,400	34,121

Earnings per common share:
Basic	$0.71	$0.51	$1.41	$0.90
Diluted	$0.68	$0.50	$1.36	$0.89
Note 5 — Assets Held for Sale
     In July 2005, the Company completed the sale of a certain Marine Contracting DP ROV Support vessel, the Merlin, for $2.29 million in cash. The Company recorded an additional impairment of $790,000 on the vessel in June 2005.
     In March 2005, the Company completed the sale of certain Marine Contracting property and equipment for $4.5 million. Proceeds from the sale consisted of $100,000 cash and a $4.4 million promissory note bearing interest at 6% per annum due in semi-annual installments beginning September 30, 2005. In addition to the asset sale, the Company entered into a five year services agreement with the purchaser whereby the Company has committed to provide the purchaser with a specified amount of services for its Gulf of Mexico fleet on an annual basis ($8 million per year). The measurement period related to the services agreement begins with the twelve months ending June 30, 2006 and continues every six months until the contract ends on March 31, 2010. Further, the promissory note stipulates that should the Company not meet its annual services commitment the purchaser can defer its semi-annual principal and interest payment for six months. The Company determined that the estimated gain on the sale of approximately $2.5 million should be deferred and recognized as the principal and interest payments are received from the purchaser over the course of the promissory note.

Note 6 — Comprehensive Income
     The components of total comprehensive income for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$26,577	$18,592	$52,537	$32,602
Foreign currency translation adjustment, net	(5,041)	(762)	(6,677)	1,208
Unrealized gain (loss) on commodity hedges, net	(3,683)	320	(6,736)	(452)

Total comprehensive income	$17,853	$18,150	$39,124	$33,358

     The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustment, net	$11,695	$18,372
Unrealized loss on commodity hedges, net	(7,317)	(581)

Accumulated other comprehensive income	$4,378	$17,791

Note 7 — Hedging Activities
     The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value. During 2004 and the first six months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting. The aggregate fair value of the hedge instruments was a net liability of $11.2 million as of June 30, 2005. The Company recorded approximately $6.7 million of unrealized losses, net of taxes of $3.6 million, during the first six months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the three and six months ended June 30, 2005, the Company reclassified approximately $1.7 million and $3.0 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.
     As of June 30, 2005, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

		Average Monthly	Weighted Average
Production Period	Instrument Type	Volumes	Price
Crude Oil:

July — December 2005	Collar	120 MBbl	$40.00 - $59.07
January — December 2006	Collar	75 MBbl	$40.00 - $65.80
January — December 2007	Collar	50 MBbl	$40.00 - $62.15

Natural Gas:

July — December 2005	Collar	625,000 MMBtu	$5.64 - $9.15
January — December 2006	Collar	300,000 MMBtu	$6.00 - $9.40

Note 8 — Foreign Currency
     The functional currency for the Company’s foreign subsidiary Cal Dive International Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which were unrealized losses of $5.0 million and $6.7 million in the three and six months ended June 30, 2005, respectively, is included in accumulated other comprehensive income, a component of shareholders’ equity. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. All foreign currency transaction gains and losses are recognized currently in the statements of operations. These amounts for the three and six months ended June 30, 2005, respectively, were not material to the Company’s results of operations or cash flows.
     Canyon Offshore, Inc. (“Canyon”), the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three and six months ended June 30, 2005, respectively, were not material to the Company’s results of operations or cash flows.
Note 9 — Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$26,577	$18,592	$52,537	$32,602
Preferred stock dividends and accretion	(550)	(384)	(1,100)	(748)

Net income applicable to common shareholders	$26,027	$18,208	$51,437	$31,854

Weighted-average common shares outstanding:
Basic	38,722	38,180	38,647	38,063
Effect of dilutive stock options	348	244	369	218
Effect of restricted shares	96	—	94	—
Effect of convertible preferred stock	1,815	1,028	1,815	1,076

Diluted	40,981	39,452	40,925	39,357

Basic Earnings Per Share:
Net income	$0.68	$0.49	$1.36	$0.86
Preferred stock dividends and accretion	(0.01)	(0.01)	(0.03)	(0.02)

	$0.67	$0.48	$1.33	$0.84

Diluted Earnings Per Share:
Net Income applicable to common shareholders	$0.65	$0.47	$1.28	$0.83

     Stock options to purchase approximately 0 and 124,000 shares for the three and six months ended June 30, 2004, respectively, were not dilutive and, therefore, were not included in the computations of diluted income per common share amounts. There were no antidilutive shares in the three and six months ended June 30, 2005. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004, respectively, was adjusted to add back the preferred stock dividends and accretion on the 1.8 million shares (2005), and 1.0 million shares and 1.1 million shares (2004), respectively. See “Convertible Senior Notes” in Note 13 for shares potentially issuable upon conversion of the Convertible Senior Notes.
Note 10 — Stock Based Compensation Plans
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income applicable to common shareholders:

As Reported	$26,027	$18,208	$51,437	$31,854
Stock-based employee compensation cost, net of tax	(464)	(631)	(797)	(1,147)

Pro Forma	$25,563	$17,577	$50,640	$30,707

Earnings per common share:
Basic, as reported	$0.67	$0.48	$1.33	$0.84
Stock-based employee compensation cost, net of tax	(0.01)	(0.02)	(0.02)	(0.03)

Basic, pro forma	$0.66	$0.46	$1.31	$0.81

Diluted, as reported	$0.65	$0.47	$1.28	$0.83
Stock-based employee compensation cost, net of tax	(0.01)	(0.02)	(0.02)	(0.03)

Diluted, pro forma	$0.64	$0.45	$1.26	$0.80

     For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years; risk-free interest rate assumed to be approximately 4.0 percent in 2004 and expected volatility to be approximately 56 percent in 2004. There have been no stock option grants in 2005. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the first six months of 2004 was $17.59. The estimated fair value of the options is amortized to pro forma expense over the vesting period.
     On January 3, 2005, the Company granted certain key executives and selected management employees 94,000 restricted shares under the Incentive Plan. The shares vest 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $39.12 per share, or $3.7 million, at the date of the grant and will be recorded as unearned compensation, a component of shareholders’ equity. This amount will be charged to expense over the respective vesting period. Amortization of unearned compensation totaled $204,000 and $397,000 in the three and six months ended June 30, 2005, respectively.

Note 11 — Equity Investments in Production Facilities
     In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. to design, construct, install, own and operate a tension leg platform (“TLP”) production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI’s share of the construction costs was approximately $120 million, all of which had been incurred as of December 31, 2004. The Company’s investment in Deepwater Gateway, L.L.C. totaled $119.3 million as of June 30, 2005. In August 2002, the Company, along with Enterprise, completed a non-recourse project financing for this venture, In accordance with terms of the term loan, Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Further, the Company received cash distributions from Deepwater Gateway, L.L.C. totaling $13.6 million in the first six months of 2005.
     In December 2004, CDI acquired a 20% interest in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment in Independence was $34.4 million at June 30, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at June 30, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.
Note 12 — Business Segment Information (in thousands)

	June 30, 2005	December 31, 2004
Identifiable Assets —
Marine contracting	$860,732	$742,483
Oil and gas production	444,075	229,083
Production facilities equity investments	153,779	67,192

Total	$1,458,586	$1,038,758

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from operations -
Marine contracting	$8,901	$(396)	$22,566	$(3,534)
Oil and gas production	30,660	29,148	56,955	52,870

Total	$39,561	$28,752	$79,521	$49,336

Equity in earnings of production facilities investments	$2,708	$1,310	$4,437	$1,310

     Included in identifiable assets for Marine Contracting at June 30, 2005 was $199.6 million of unrestricted cash.
     During the three and six months ended June 30, 2005, the Company derived $18.0 million and $48.7 million, respectively, of its revenues from the U.K. sector utilizing $137.0 million of its total assets in this region. During the three and six months ended June 30, 2004, the Company derived $22.0 million and $34.7 million, respectively, of its revenues from the U.K. sector utilizing $116.1 million of its total assets in this region. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.
Note 13 — Long-Term Debt
Convertible Senior Notes
     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $8.0 million (included in other assets, net) which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.
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
     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of June 30, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. The maximum number of shares of common stock which may be issued upon conversion of the Convertible Senior Notes is 6,651,885. In addition to the 6,651,885 shares of common stock registered, the Company registered an indeterminate number of shares of common stock issuable upon conversion of the Convertible Senior Notes by means of an antidilution adjustment of the conversion price pursuant to the terms of the Convertible Senior Notes. Proceeds from the offering have or will be used for general corporate purposes including a capital contribution of $72 million made in March 2005 to Deepwater Gateway, L.L.C. to enable it to repay its term loan and $163.5 million related to the ERT acquisition of the Murphy properties in June 2005. Additional proceeds will be used for identifiable capital expenditures and potential acquisitions.
MARAD Debt
     At June 30, 2005, $134.3 million was outstanding on the Company’s long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (“MARAD Debt”). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and bears interest at a rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 3.23% as of June 30, 2005). CDI has paid MARAD guarantee fees for this debt which adds approximately 50 basis points per annum of interest expense. For a period up to ten years from delivery of the vessel in April 2002, CDI has the ability to lock in a fixed rate. In accordance With the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2005, the Company was in compliance with these covenants.
Revolving Credit Facility
     In August 2004, the Company entered into a four-year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and the existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75-175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of June 30, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.
     Scheduled maturities of Long-term Debt and Capital Lease Obligations outstanding as of June 30, 2005 were as follows (in thousands):

		Convertible
	MARAD	Senior		Capital
	Debt	Notes	Revolver	Leases	Total
Less than one year	$4,386	$—	$—	$2,946	$7,332
One to two years	4,518	—	—	2,598	7,116
Two to Three years	4,655	—	—	2,556	7,211
Three to four years	4,795	—	—	217	5,012
Four to five years	4,940	—	—	—	4,940
Over five years	110,973	300,000	—	—	410,973

Long-term debt	134,267	300,000	—	8,317	442,584

Current maturities	(4,386)	—	—	(2,946)	(7,332)

Long-term debt, less current maturities	$129,881	$300,000	$—	$5,371	$435,252

     The Company had unsecured letters of credit outstanding at June 30, 2005 totaling approximately $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.
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
     Deferred financing costs of $19.2 million ($3.6 million of which was accrued at June 30, 2005 due upon the Company locking in a fixed rate of interest on the MARAD Debt) related to the Convertible Senior Notes, the MARAD Debt and the revolving credit facility, respectively, are being amortized over the life of the respective agreements and are included in other assets, net, as of June 30, 2005.
     The Company capitalized interest totaling $514,000 and $587,000 during the three and six months ended June 30, 2005, respectively. The Company capitalized interest totaling $0 and $243,000 during the three and six months ended June 30, 2004, respectively. The Company incurred interest expense of $4.1 million and $5.5 million during the three and six months ended June 30, 2005, respectively, and $1.0 million and $2.1 million during the three and six months ended June 30, 2004, respectively.
Note 14 — Income Taxes
     The effective tax rate of 36% in the three and six months ended June 30, 2005 was comparable to the effective rate in second quarter 2004 and was higher than the effective tax rate of 32% in the first six months of 2004. The effective tax rate was lower in the first six months of 2004 primarily due to the income tax provision benefit recorded in the first quarter of 2004 of $1.7 million, offset by interest expense of $430,000, to report the impact of research and development credits resulting from the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.
Note 15 — Commitments and Contingencies
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
Note 16 — Canyon Offshore
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
Note 17 — Convertible Preferred Stock
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
     The proceeds received from the sales of this stock, net of transaction costs-, have been classified outside of shareholders’ equity on the balance sheet below total liabilities. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company’s diluted earnings per share using the if converted method based on the lower of the Company’s share price at the beginning of the applicable period or the applicable conversion price ($30.00 and $30.549).

Note 18 — Related Party Transactions
     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $6.7 million and $13.2 million in the three and six months ended June 30, 2005, respectively, and $4.9 million and $7.7 million in the three and six months ended June 30, 2004, respectively.
Note 19 — Acquisitions
     In a bankruptcy auction held in June 2005, CDI was the high bidder for seven vessels, including the Midnight Express, and a portable saturation system for approximately $85 million, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. This transaction is subject to regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice. Furthermore, the unsecured creditors committee of Torch has appealed the order permitting the sale of the assets to the Fifth Circuit of Appeals; however, as there is not a stay in place, if the transaction closes prior to a ruling by the appeals court, the appeal will be rendered moot and the parties will seek to have the appeal dismissed as moot. This transaction is expected to close in third quarter of 2005.
     Also in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that currently operate in the waters of the Gulf of Mexico (GOM) and Trinidad for $125 million in cash. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Seaway Kestrel and the DLB 801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction, which requires regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, is expected to close in the third quarter of 2005.
Note 20 — Subsequent Events
     In July 2005, the Company acquired a 40% minority ownership interest in OTSL in exchange for the Company’s DP DSV, Witch Queen. The Company plans to account for its $7.0 million minority investment in OTSL under the equity method of accounting as the Company does not have voting or operational control of OTSL. In addition, the Company has certain rights and guarantee obligations of up to $3.5 million under the OTSL shareholder agreement. The estimated fair value of the guarantee obligations was deemed immaterial by CDI at June 30, 2005 due to the extremely remote possibility of payments being made by CDI under the guarantee. However, the Company will continue to monitor these particular rights and obligations on an ongoing basis. The Company is expected to make an additional pro rata capital contribution of approximately $1.4 million to OTSL in the third quarter of 2005.
     Further, in conjunction with its investment in OTSL, the Company entered into a one year, $1.5 million working capital loan, bearing interest at 6% per annum, with OTSL. The unsecured affiliate loan was committed to by the Company at June 30, 2005, but cash did not transfer to OTSL until July 1, 2005. Interest is due quarterly beginning September 30, 2005 with a lump sum principal payment due to the Company on June 30, 2006.

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
RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 2005 and 2004
     Revenues. During the three months ended June 30, 2005, the Company’s revenues increased 30% to $166.5 million compared to $127.7 million for the three months ended June 30, 2004. Of the overall $38.8 million increase, $32.5 million was generated by the Marine Contracting segment due to improved market conditions for marine contracting services, specifically improved contract rates and utilization rates for the segment.
     Oil and Gas Production revenue for the three months ended June 30, 2005 increased $6.3 million, or 10%, to $67.6 million from $61.3 million during the comparable prior year period. Production decreased 12% (8.9 Bcfe for the three months ended June 30, 2005 compared to 10.0 Bcfe in the second quarter of 2004) primarily due to natural decline in the Company’s Shelf properties production. The average realized natural gas price of $7.32 per Mcf, net of hedges in place, during the second quarter of 2005 was 16% higher than the $6.32 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, increased 39% to $45.96 per barrel compared to $32.97 per barrel realized during the second quarter of 2004.
     Gross Profit. Gross profit of $52.4 million for the second quarter of 2005 represented a 27% increase compared to the $41.4 million recorded in the comparable prior year period with the Marine Contracting segment contributing 82% of the increase. Marine Contracting gross profit increased $9.0 million to $16.8 million, for the three months ended June 30, 2005, from $7.8 million in the prior year period. Most divisions within Marine Contracting achieved higher gross profit due to improved market conditions (i.e. overall improved contract rates and utilization rates for the segment), except for the Well Ops division due to downtime as a result of regulatory drydocks during the second quarter of 2005 for both the Seawell and the Q4000. Oil and Gas Production gross profit increased $2.0 million, up 6% from the year ago quarter, due to higher commodity prices.
     Gross margins of 31 % in the second quarter of 2005 were 1 point worse than the 32% in the prior year period. Marine Contracting margins increased 5 points to 17% for the three months ended June 30, 2005, from 12% in the comparable prior year quarter, due to the factors noted above. Partially offsetting the Marine Contracting increase was a non-cash asset impairment charge of $790,000 on certain equipment held for sale and subsequently disposed of in July 2005. In addition, margins in the Oil and Gas Production segment decreased 2 points to 53% for the three months ended June 30, 2005 from 55% in the year ago quarter, due primarily to a charge of $2.8 million for the write off of remaining basis in a property which ceased production during the second quarter of 2005.
     Selling & Administrative Expenses. Selling and administrative expenses of $12.9 million for the second quarter of 2005 were slightly higher than the $12.7 million incurred in the second quarter of 2004. Selling and administrative expenses were 8% of revenues for the second quarter of 2005 compared with 10% in the second quarter of 2004.
     Equity in Earnings of Production Facilities Investments. Equity in earnings of the Company’s 50% investment in Deepwater Gateway, L.L.C. increased to $2.7 million in the second quarter of 2005 compared with $1.3 million in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004 as Marco Polo began producing.
     Other (Income) Expense. The Company reported other expense of $913,000 in the second quarter of 2005 compared to other expense of $1.2 million in the second quarter of 2004. Net interest expense of $664,000 in the second quarter of 2005 was lower than the $1.1 million incurred in the second quarter of 2004. Interest expense in the second quarter of 2005 was approximately $4.1 million, offset by approximately $2.8 million of interest income, resulting primarily from the proceeds of the Company’s $300 million Convertible Senior Notes offering in March 2005 and capitalized interest of approximately $514,000.
     Income Taxes. Income taxes increased to $14.8 million in the second quarter of 2005 compared to $10.2 million in the comparable prior year period primarily due to increased profitability. The effective rate was 36% in both second quarter 2005 and 2004, respectively.
     Net Income. Net income of $26.0 million in the second quarter of 2005 was $7.8 million greater than the comparable period in 2004 as a result of factors described above.
Comparison of Six Months Ended June 30, 2005 and 2004
     Revenues. During the six months ended June 30, 2005, the Company’s revenues increased 31% to $326.1 million compared to $248.4 million for the six months ended June 30, 2004. Of the overall $77.7 million increase, $63.2 million was generated by the Marine Contracting segment due to improved market conditions for marine contracting services.
     Oil and Gas Production revenue for the six months ended June 30, 2005 increased $14.5 million, or 12%, to $131.0 million from $116.5 million during the comparable prior year period. Production decreased 11% (17.8 Bcfe for the six months ended June 30, 2005 compared to 20.0 Bcfe in the first six months of 2004) primarily due to natural decline in the Company’s Shelf properties production. The average realized natural gas price of $6.96 per Mcf, net of hedges in place, during the first six months of 2005 was 17% higher than the $5.97 per Mcf realized in the comparable prior year period while average realized oil prices, net of hedges in place, increased 41% to $45.03 per barrel compared to $31.85 per barrel realized during the first six months of 2004.

     Gross Profit. Gross profit of $104.3 million for the first six months of 2005 represented a 43% increase compared to the $73.2 million recorded in the comparable prior year period with the Marine Contracting segment contributing 83% of the increase. Marine Contracting gross profit increased $26.0 million to $37.7 million, for the six months ended June 30, 2005, from $11.8 million in the prior year period. All divisions within Marine Contracting achieved higher gross profit due to improved market conditions (i.e. overall improved contract rates and utilization rates for the segment). Oil and Gas Production gross profit increased $5.2 million, up 8% from the first six months of 2004, due to higher commodity prices.
     Gross margins of 32% in the first six months of 2005 were 3 points better than the 29% in the first six months of 2004. Marine Contracting margins increased 10 points to 19% for the six months ended June 30, 2005, from 9% in the comparable prior year period, due to the factors noted above. In addition, margins in the Oil and Gas Production segment decreased 2 points to 51% for the six months ended June 30, 2005 from 53% in the comparable prior year period, due primarily to impairment analysis on certain properties which resulted in $4.4 million of impairments and expensed well work and $4.5 million of expensed seismic data purchased for ERT’s offshore property acquisitions.
     Gain of Sale of Assets. The Company’s ROV division, Canyon Offshore, sold an ROV in the first quarter of 2005 and recognized a $925,000 gain on the sale.
     Selling & Administrative Expenses. Selling and administrative expenses of $25.7 million for the first six months of 2005 were $1.9 million higher than the $23.8 million incurred in the first six months of 2004 due to higher profitability which led to higher incentive compensation costs. Selling and administrative expenses were 8% of revenues for the first six months of 2005 compared with 10% in the comparable prior year period.
     Equity in Earnings of Production Facilities Investments. Equity in earnings of the Company’s 50% investment in Deepwater Gateway, L.L.C. increased to $4.4 million in the first six months of 2005 compared with $1.3 million in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004 as Marco Polo began producing.
     Other (Income) Expense. The Company reported other expense of $2.1 million in the first six months of 2005 compared to other expense of $2.8 million in the first six months of 2004. Net interest expense of $2.0 million in the first six months of 2005 was lower than the $2.5 million incurred in the first six months of 2004. Interest expense in the first six months of 2005 was approximately $5.5 million, offset by approximately $2.8 million of interest income resulting primarily from the proceeds of the Company’s $300 million Convertible Senior Notes offering in March 2005 and capitalized interest of approximately $587,000.
     Income Taxes. Income taxes increased to $29.3 million in the first six months of 2005 compared to $15.2 million in the comparable prior year period primarily due to increased profitability. The effective tax rate of 36% in the first six months of 2005 was higher than the effective tax rate of 32% in the prior year period primarily due to the benefit recognized by the Company for its research and development credits in the first quarter of 2004, as a result of the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.
     Net Income. Net income of $51.4 million in the first six months of 2005 was $19.6 million greater than the comparable period in 2004 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES
     Total debt as of June 30, 2005 was $442.6 million comprised primarily of $300 million of Convertible Senior Notes which mature in 2025 and $134.3 million of MARAD debt which matures in 2027. See further discussion below under “Financing Activities”. In addition, the Company had $199.6 million of unrestricted cash as of June 30, 2005. Subject to regulatory approval, these funds will be utilized for the previously announced acquisitions of certain assets of Stolt Offshore and Torch Offshore.
     Hedging Activities. The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value.
     During 2004 and the first six months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting. The aggregate fair value of the hedge instruments was a net liability of $11.2 million as of June 30, 2005. The Company recorded approximately $6.7 million of unrealized losses, net of taxes of $3.6 million, during the first six months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the three and six months ended June 30, 2005, the Company reclassified approximately $1.7 million and $3.0 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.
     Operating Activities. Net cash provided by operating activities was $115.5 million during the six months ended June 30, 2005, compared to $103.5 million generated during the first six months of 2004, due primarily to an increase in profitability ($19.8 million) and an increase in accounts payable and accrued liabilities due primarily in increased royalty and hedge liability accruals. Cash flow from operations was negatively impacted by an increase in trade accounts receivable of approximately $17.1 million due primarily to increased revenues in the Marine Contracting and Oil and Gas Production segments. Further, cash flow from operations was negatively impacted by over $20 million of cash used to fund regulatory drydocking activity in the first six months of 2005.
     Investing Activities. We incurred $214.3 million of capital acquisitions and expenditures during the first six months of 2005 compared to $20.8 million during the comparable prior year period. Included in the capital acquisitions and expenditures during the first six months of 2005 was $163.5 million for the Murphy properties acquisition by ERT, $34.8 million for ERT well exploitation programs and further Gunnison field development, $6.3 million for Canyon Offshore ROV and trencher systems, and approximately $8.2 million for vessel upgrades on certain Marine Contracting vessels. Included in the capital expenditures during the first six months of 2004 was $5.5 million for the purchase of our intervention riser system installed on the Q4000 and $11.3 million for ERT well exploitation programs and further Gunnison field development.
     During the first six months of 2005, the Company invested $95.6 million in its Production Facilities segment which consists of our investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC. In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate a TLP production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. The Company’s investment in Deepwater Gateway, L.L.C. totaled $119.3 million as of June 30, 2005. Included in the investment account was capitalized interest and insurance paid by the Company totaling approximately $2.5 million. In August 2002, the Company along with Enterprise, completed a non-recourse project financing for this venture. In accordance with terms of the term loan of $144 million, Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Upon repayment of the term loan, the Company’s $7.5 million of restricted cash was released from escrow and the escrow agreement was terminated. Further, the Company received cash distributions from Deepwater Gateway, L.L.C. totaling $13.6 million in the first six months of 2005.
     In December 2004, CDI acquired a 20% interest (accounted for by CDI under the equity method of accounting) in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment was $34.4 million as of June 30, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at June 30, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.
     As of June 30, 2005, the Company had $22.1 million of restricted cash, included in other assets, net in the accompanying condensed consolidated balance sheet, all of which related to ERT’s escrow funds for decommissioning liabilities associated with the SMI 130 field acquisitions in 2002. Under the purchase agreement for the acquisitions ERT is obligated to escrow 50% of production up to the first $20 million and 37.5% of production on the remaining balance up to $33 million in total escrow. Once the escrow reaches $10 million, ERT may use the restricted cash for decommissioning the related fields.
     In March 2005, Canyon Offshore sold an ROV for $2.1 million in cash and recognized a gain on the sale totaling $925,000.
     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $13.2 million and $7.7 million in the first six months of 2005 and 2004, respectively.
     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well (Tulane prospect) to be drilled in 2005 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $15 million, of which $4.1 million had been incurred through June 30, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $15 million. CDI’s Marine Contracting assets would participate in this development.
     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.
     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2,300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2005. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn 50% working interest in the field.
     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7,500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well.

     As of June 30, 2005, the Company had spent $17 million and had committed to an additional estimated $35 million for development and drilling costs related to the above property transactions.
     In a bankruptcy auction held in June 2005, CDI was the high bidder for seven vessels, including the Midnight Express, and a portable saturation system for approximately $85 million, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. This transaction is subject to regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice. Furthermore, the unsecured creditors committee of Torch has appealed the order permitting the sale of the assets to the Fifth Circuit of Appeals; however, as there is not a stay in place, if the transaction closes prior to a ruling by the appeals court, the appeal will be rendered moot and the parties will seek to have the appeal dismissed as moot. This transaction is expected to close in third quarter of 2005.
     Also in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that currently operate in the waters of the Gulf of Mexico (GOM) and Trinidad for $125 million in cash. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Seaway Kestrel and the DLB 801), a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction, which requires regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, is expected to close in the third quarter of 2005.
     In June 2005, ERT acquired a mature property package on the Gulf of Mexico shelf from Murphy Exploration & Production Company — USA (“Murphy”), a wholly owned subsidiary of Murphy Oil Corporation. The acquisition cost to ERT included both cash ($163.5 million) and the assumption of the abandonment liability from Murphy of approximately $32.0 million. The acquisition represents essentially all of Murphy’s Gulf of Mexico Shelf properties consisting of eight operated and eleven non-operated fields. ERT estimates proved reserves of the acquisition to be approximately 75 BCF equivalent.
     In July 2005, the Company acquired a 40% minority ownership interest in OTSL in exchange for the Company’s DP DSV, Witch Queen. The Company plans to account for its $7.0 million minority investment in OTSL under the equity method of accounting as the Company does not have voting or operational control of OTSL. In addition, the Company has certain rights and guarantee obligations of up to $3.5 million under the OTSL shareholder agreement. The estimated fair value of the guarantee obligations was deemed immaterial by CDI at June 30, 2005 due to the extremely remote possibility of payments being made by CDI under the guarantee. However, the Company will continue to monitor these particular rights and obligations on an ongoing basis. The Company is expected to make an additional pro rata capital contribution of approximately $1.4 million to OTSL in the third quarter of 2005.
     Further, in conjunction with its investment in OTSL, the Company entered into a one year, $1.5 million working capital loan, bearing interest at 6% per annum, with OTSL. The unsecured affiliate loan was committed to by the Company at June 30, 2005, but cash did not transfer to OTSL until July 1, 2005. Interest is due quarterly beginning September 30, 2005 with a lump sum principal payment due to the Company on June 30, 2006.
     Financing Activities. We have financed seasonal operating requirements and capital expenditures with internally generated funds, borrowings under credit facilities, the sale of equity and project financings.
Convertible Senior Notes
     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $8.0 million (included in other assets, net, in the accompanying condensed consolidated balance sheet) which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after

December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.
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
     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of June 30, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. The maximum number of shares of common stock which may be issued upon conversion of the Convertible Senior Notes is 6,651,885. In addition to the 6,651,885 shares of common stock registered, the Company registered an indeterminate number of shares of common stock issuable upon conversion of the Convertible Senior Notes by means of an antidilution adjustment of the conversion price pursuant to the terms of the Convertible Senior Notes. Proceeds from the offering have or will be used for general corporate purposes including a capital contribution of $72 million (made in March 2005) to Deepwater Gateway, L.L.C. to enable it to repay its term loan and $163.5 million related to the ERT acquisition of the Murphy properties in June 2005. Additional proceeds will be used for identifiable capital expenditures and potential acquisitions.
MARAD Debt
     The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made one payment during each of the six months ended June 30, 2005 and 2004 totaling $2.1 million and $1.5 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and bears an interest rate which currently floats at a rate approximating AAA Commercial Paper yields plus 20 basis points (approximately 3.23% as of June 30, 2005). CDI has paid MARAD guarantee fees for this debt which add approximately 50 basis points per annum of interest expense. For a period up to ten years from delivery of the vessel in April 2002, the Company has the ability to lock in a fixed rate. In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of June 30, 2005, we were in compliance with these covenants.
Revolving Credit Facility
     The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company’s Marine Contracting vessels. This facility was cancelled and terminated in August 2004 and replaced by the $150 million revolving credit facility described below.
     In August 2004, the Company entered into a four year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75-175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of June 30, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.
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
     During the first six months of 2005 and 2004, we made payments of $1.4 million and $1.8 million respectively, on capital leases relating to Canyon. The only other financing activity during the six months ended June 30, 2005 and 2004 involved the exercise of employee stock options ($6.9 million and $6.8 million, respectively).
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
     The following table summarizes our contractual cash obligations as of June 30, 2005 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More than
	Total (A)	1 Year	1-3 Years	3-5 Years	5 Years
Convertible Senior Notes	$300,000	$—	$—	$—	$300,000
MARAD debt	134,267	4,386	9,173	9,735	110,973
Revolving debt	—	—	—	—	—
Capital leases	8,317	2,946	5,154	217	—
Acquisition of businesses (B)	—	—	—	—	—
Investments in Independence Hub, LLC	42,600	31,950	10,650	—	—
Drilling and development costs	35,000	35,000	—	—	—
Operating leases	15,729	7,041	2,604	1,779	4,305

Total cash obligations	$535,913	$81,323	$27,581	$11,731	$415,278

(A)	Excludes guarantee of performance related to the construction of the Independence Hub platform under Independence Hub, LLC (estimated to be immaterial at June 30, 2005) and unsecured letters of credit outstanding at June 30, 2005 totaling $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.

(B)	In April 2005, the Company announced that it had reached agreement (subject to certain regulatory approvals) to acquire certain assets of Stolt Offshore for approximately $125 million. In addition, the Company reached an agreement with Torch Offshore, Inc. (subject to bankruptcy court and certain creditor approvals) to acquire certain assets for $85 million. If successful, these acquisitions would close in 2005.
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
Interest Rate Risk
     Because approximately 30% of the Company’s debt at June 30, 2005 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments, but every 100 basis points move in interest rates would result in $1.3 million of annualized interest expense or savings, as the case may be, to the Company.
Commodity Price Risk
     The Company has utilized derivative financial instruments with respect to a portion of 2005 and 2004 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.
     As of June 30, 2005, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

		Average Monthly	Weighted Average
Production Period	Instrument Type	Volumes	Price
Crude Oil:

July — December 2005	Collar	120 MBbl	$40.00 - $59.07
January — December 2006	Collar	75 MBbl	$40.00 - $65.80
January — December 2007	Collar	50 MBbl	$40.00 - $62.15

Natural Gas:

July — December 2005	Collar	625,000 MMBtu	$5.64 - $9.15
January — December 2006	Collar	300,000 MMBtu	$6.00 - $9.40
     Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, caused the fair value of these instruments to increase or decrease inversely to the change in NYMEX prices.
Foreign Currency Exchange Rates
     Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Cal Dive International Limited). The functional currency for Cal Dive International Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during each of the three and six months ended June 30, 2005 and 2004, respectively, did not have a material effect on reported amounts of revenues or net income.
     Assets and liabilities of Cal Dive International Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income in the shareholders’ equity section of our balance sheet. Approximately 10% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded unrealized losses of $5.0 million and $6.7 million, respectively, to our equity account in the three and six months ended June 30, 2005 and (losses) gains of $(762,000) and $1.2 million, respectively, to our equity account in the three and six months ended June 30, 2004. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested.
     Canyon Offshore, the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three and six months ended June 30, 2005 and 2004, respectively, were not material to the Company’s results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
     See Part I, Item I, Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders of the Company was held on May 10, 2005, in Houston, Texas, for the purpose of electing three Class I directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.
     Each of the Class I directors nominated by the Board of Directors and listed in the proxy statement was elected with votes as follows:

Nominee	Shares For	Shares Withheld
Gordon F. Ahalt Martin R. Ferron Anthony Tripodo	37,398,763 37,854,943 36,756,827	1,392,182 936,002 2,034,118
     The term of office of each of the following directors continued after the meeting:
Bernard Duroc-Danner
Owen Kratz
John V. Lovoi
T. William Porter, III
William L. Transier

ITEM 6. EXHIBITS
Exhibit 2.1 — Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc. and S&H Diving LLC, as Sellers, dated April 11, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 13, 2005
Exhibit 2.2 — Amended and Restated Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Torch Offshore, Inc., Torch Offshore, L.L.C., and Torch Express, L.L.C., as Sellers, executed on June 9, 2005
Exhibit 3.1 — 2005 Amended and Restated Articles of Incorporation of Cal Dive International, Inc. incorporated by reference to Exhibit 3.1 to the Form S-3 Registration Statement filed by registrant with the Securities and Exchange Commission on May 26, 2005 (Reg. No. 333-125276)
Exhibit 3.2 — Second Amended and Restated By-Laws of registrant, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 12, 2005
Exhibit 10.1 — Cal Dive International, Inc. 2005 Long Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 12, 2005
Exhibit 15.1 — Independent Registered Public Accounting Firm’s Acknowledgement Letter
Exhibit 31.1 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer
Exhibit 31.2 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer
Exhibit 32.1 — Section 1350 Certification by Owen Kratz, Chief Executive Officer
Exhibit 32.2 — Section 1350 Certification by A. Wade Pursell, Chief Financial Officer
Exhibit 99.1 — Report of Independent Registered Public Accounting Firm

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.
Date: August 9, 2005	By:	/s/ Owen Kratz
Owen Kratz, Chairman
and Chief Executive Officer

Date: August 9, 2005	By:	/s/ A. Wade Pursell
A. Wade Pursell, Senior Vice President
and Chief Financial Officer

Exhibit Index
Exhibit 2.1 — Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc. and S&H Diving LLC, as Sellers, dated April 11, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on April 13, 2005
Exhibit 2.2 — Amended and Restated Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Torch Offshore, Inc., Torch Offshore, L.L.C., and Torch Express, L.L.C., as Sellers, executed on June 9, 2005
Exhibit 3.1 — 2005 Amended and Restated Articles of Incorporation of Cal Dive International, Inc. incorporated by reference to Exhibit 3.1 to the Form S-3 Registration Statement filed by registrant with the Securities and Exchange Commission on May 26, 2005 (Reg. No. 333-125276)
Exhibit 3.2 — Second Amended and Restated By-Laws of registrant, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 12, 2005
Exhibit 10.1 — Cal Dive International, Inc. 2005 Long Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on May 12, 2005
Exhibit 15.1 — Independent Registered Public Accounting Firm’s Acknowledgement Letter
Exhibit 31.1 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer
Exhibit 31.2 — Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer
Exhibit 32.1 — Section 1350 Certification by Owen Kratz, Chief Executive Officer
Exhibit 32.2 — Section 1350 Certification by A. Wade Pursell, Chief Financial Officer
Exhibit 99.1 — Report of Independent Registered Public Accounting Firm