Form 10-Q/A
period 2005-06-30
CAL DIVE INTERNATIONAL INC
filed 2005-08-18
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission File Number: 000-22739

Cal Dive International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	95—3409686 (IRS Employer Identification Number)
400 N. Sam Houston Parkway E.
Suite 400
Houston, Texas 77060
(Address of Principal Executive Offices)
(281) 618—0400
(Registrant’s telephone number,
including area code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes Yes  ☑     No  ☐
     At August 8, 2005 there were 38,768,827 shares of common stock, no par value, outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
Signatures
Certification pursuant to Rule 13a-14(a) by Owen Kratz
Certification pursuant to Rule 13a-14(a) by A. Wade Pursell
Section 1350 Certification by Owen Kratz
Section 1350 Certification by A. Wade Pursell

EXPLANATORY NOTE
     On August 9, 2005, Cal Dive International, Inc. (the “Company” or “CDI”) filed its Quarterly Report on Form 10-Q (“10-Q”) covering the quarterly period ending June 30, 2005. Item 4 under Part II of the 10-Q failed to include the voting results for three proposals that were submitted to shareholders. This Form 10-Q/A corrects that omission.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders of the Company was held on May 10, 2005, in Houston, Texas, for the purpose of electing three Class I directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.
     Proposal 1: Each of the Class I directors nominated by the Board of Directors and listed in the proxy statement was elected with votes as follows:

Nominee	Shares For	Shares Withheld
Gordon F. Ahalt	37,398,763	1,392,182
Martin R. Ferron	37,854,943	936,002
Anthony Tripodo	36,756,827	2,034,118
The term of office of each of the following directors continued after the meeting:
Bernard Duroc-Danner
Owen Kratz
John V. Lovoi
T. William Porter, III
William L. Transier
     Proposals 2-4: In addition to the election of Class I directors, three proposals were submitted to shareholders for approval. Those proposals and the results of the voting are as follows:

	Shares Needed	Shares	Shares	Shares
Proposal	for Approval	For	Against	Abstaining
Proposal 2: Amend the Company’s 1997 Amended and Restated Articles of Incorporation and Amended and Restated By-Laws concerning the Minnesota Business Combinations Act.	34,961,112	35,230,121	12,665	41,550
Proposal 3: Approve 2005 Amended and Restated Articles of Incorporation	17,642,169	35,234,716	12,264	37,356
Proposal 4: Approve the CDI 2005 Long Term Incentive Plan	17,642,169	30,615,997	4,634,557	33,781

ITEM 6. EXHIBITS

Exhibit 31.1	-	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

Exhibit 31.2	-	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

Exhibit 32.1	-	Section 1350 Certification by Owen Kratz, Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification by A. Wade Pursell, Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.
Date: August 18, 2005	By:	/s/ Owen Kratz
Owen Kratz
Chairman and Chief Executive Officer

Date: August 18, 2005	By:	/s/ A. Wade Pursell
A. Wade Pursell
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	-	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer

Exhibit 31.2	-	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Chief Financial Officer

Exhibit 32.1	-	Section 1350 Certification by Owen Kratz, Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification by A. Wade Pursell, Chief Financial Officer