Form 10-Q
period 2005-09-30
CAL DIVE INTERNATIONAL INC
filed 2005-11-08
CIK 866829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005.

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
Yes ☑ No ☐
Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     At November 8, 2005 there were 38,924,202 shares of common stock, no par value, outstanding.

CAL DIVE INTERNATIONAL, INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations –

Three Months Ended September 30, 2005 and September 30, 2004	2

Nine Months Ended September 30, 2005 and September 30, 2004	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2005 and September 30, 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	30

Item 6. Exhibits	31

Signatures	32
Acknowledgement Letter
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350
Report of Independent Registered Public Accounting Firm

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,497	$91,142
Accounts receivable —
Trade, net of allowance for uncollectible accounts of $562 and $7,768	125,733	95,732
Unbilled revenue	23,228	18,977
Deferred income taxes	21,067	12,992
Other current assets	48,165	35,118

Total current assets	368,690	253,961

Property and equipment	1,190,558	861,281
Less — Accumulated depreciation	(322,352)	(276,864)

	868,206	584,417

Other assets:
Equity investments	168,198	67,192
Goodwill, net	82,476	84,193
Other assets, net	72,329	48,995

	$1,559,899	$1,038,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,612	$56,047
Accrued liabilities	109,818	75,502
Current maturities of long-term debt	6,566	9,613

Total current liabilities	197,996	141,162

Long-term debt	435,949	138,947
Deferred income taxes	177,453	133,777
Decommissioning liabilities	118,344	79,490
Other long term liabilities	11,623	5,090

Total liabilities	941,365	498,466

Convertible preferred stock	55,000	55,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 120,000 shares authorized, 52,470 and 52,020 shares issued	230,148	212,608
Retained earnings	352,742	258,634
Treasury stock, 13,602 shares, at cost	(3,741)	(3,741)
Unearned compensation	(6,941)	—
Accumulated other comprehensive (loss) income	(8,674)	17,791

Total shareholders’ equity	563,534	485,292

	$1,559,899	$1,038,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	September 30,
	2005	2004
Net Revenues:
Marine contracting	$133,875	$71,988
Oil and gas production	75,463	59,999

	209,338	131,987

Cost of sales:
Marine contracting	91,824	59,539
Oil and gas production	34,586	26,722

Gross profit	82,928	45,726

Gain on sale of assets	329	—
Selling and administrative expenses	15,892	10,926

Income from operations	67,365	34,800
Equity in earnings of investments	3,721	3,062
Net interest expense and other	2,766	838

Income before income taxes	68,320	37,024
Provision for income taxes	25,099	13,237

Net Income	43,221	23,787
Preferred stock dividends and accretion	550	993

Net income applicable to common shareholders	$42,671	$22,794

Earnings per common share:
Basic	$1.10	$0.60

Diluted	$1.05	$0.59

Weighted average common shares outstanding:
Basic	38,763	38,294
Diluted	41,080	39,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Net Revenues:
Marine contracting	$329,005	$203,926
Oil and gas production	206,439	176,477

	535,444	380,403

Cost of sales:
Marine contracting	249,206	179,708
Oil and gas production	99,018	81,812

Gross profit	187,220	118,883

Gain on sale of assets	1,254	—
Selling and administrative expenses	41,588	34,746

Income from operations	146,886	84,137
Equity in earnings of investments	8,158	4,372
Net interest expense and other	4,868	3,635

Income before income taxes	150,176	84,874
Provision for income taxes	54,418	28,486

Net Income	95,758	56,388
Preferred stock dividends and accretion	1,650	1,741

Net income applicable to common shareholders	$94,108	$54,647

Earnings per common share:
Basic	$2.43	$1.43

Diluted	$2.34	$1.41

Weighted average common shares outstanding:
Basic	38,686	38,141
Diluted	40,981	39,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$95,758	$56,388
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	83,925	78,945
Asset impairment charge	790	—
Equity in earnings of investments, net of distributions	(672)	(4,372)
Amortization of deferred financing costs	839	461
Amortization of unearned compensation	733	—
Deferred income taxes	49,993	28,485
(Gain) loss on sale of assets	(1,254)	100
Changes in operating assets and liabilities:
Accounts receivable, net	(35,349)	(2,117)
Other current assets	(22,862)	(19,628)
Accounts payable and accrued liabilities	51,654	13,705
Other noncurrent, net	(40,560)	(22,172)

Net cash provided by operating activities	182,995	129,795

Cash flows from investing activities:
Capital expenditures	(319,139)	(25,998)
Investments in production facilities	(100,486)	(15,592)
Investments in OTSL	(1,696)	—
Affiliate loan to OTSL	(1,500)	—
Distributions from equity investments, net	8,614	—
Increase in restricted cash	(1,779)	(8,485)
Proceeds from (payments on) sales of property	4,212	(100)

Net cash used in investing activities	(411,774)	(50,175)

Cash flows from financing activities:
Borrowings on Convertible Senior Notes	300,000	—
Sale of convertible preferred stock, net of transaction costs	—	29,340
Borrowings under MARAD loan facility	2,836	—
Repayment of MARAD borrowings	(4,321)	(2,946)
Repayments on line of credit	—	(30,189)
Deferred financing costs	(10,965)	(727)
Repayments of term loan borrowings	—	(35,000)
Capital lease payments	(2,123)	(2,614)
Preferred stock dividends paid	(1,650)	(1,070)
Redemption of stock in subsidiary	(2,438)	(2,462)
Exercise of stock options, net	7,246	9,475

Net cash provided by (used in) financing activities	288,585	(36,193)

Effect of exchange rate changes on cash and cash equivalents	(451)	54
Net increase in cash and cash equivalents	59,355	43,481
Cash and cash equivalents:
Balance, beginning of year	91,142	6,378

Balance, end of period	$150,497	$49,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Cal Dive International, Inc. and its majority-owned subsidiaries (collectively, “Cal Dive”, “CDI” or the “Company”). The Company accounts for its 50% interest in Deepwater Gateway, L.L.C., its 20% interest in Independence Hub, LLC and its 40% interest in Offshore Technology Solutions Limited (“OTSL”) using the equity method of accounting as the Company does not have voting or operational control of these entities. All material intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in annual financial statements prepared in accordance with generally accepted accounting principles.
     Management has reflected all adjustments (which were normal recurring adjustments unless otherwise identified) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company’s balance sheet as of December 31, 2004 included herein has been derived from the audited balance sheet as of December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
     Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current presentation format.
Note 2 – Recently Issued Accounting Principles
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period in fiscal 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS No. 123R as the requisite service is rendered on or after the required effective date, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company intends to adopt SFAS No. 123R using the prospective method beginning January 1, 2006 and does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated results of operations and earnings per share.

Note 3 – Statement of Cash Flow Information
     The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. As of September 30, 2005, the Company had $24.4 million of restricted cash included in other assets, net, all of which related to Energy Resource Technology, Inc. (“ERT”), a wholly owned subsidiary of the Company, escrow funds for decommissioning liabilities associated with the South Marsh Island 130 (“SMI 130”) field acquisitions in 2002. Under the purchase agreement for those acquisitions, ERT is obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. ERT may use the restricted cash for decommissioning the related fields. Additionally, $7.5 million was included in restricted cash in other assets, net, at December 31, 2004 related to the Company’s investment in Deepwater Gateway, L.L.C. The Company was required to escrow up to $22.5 million related to its guarantee under the term loan agreement for Deepwater Gateway, L.L.C. The term loan of $144 million related to Deepwater Gateway, L.L.C. was repaid in full in March 2005. As a result in March 2005, the escrow agreement was canceled and the $7.5 million was released from restricted cash.
     During the three and nine months ended September 30, 2005, the Company made cash payments for interest charges, net of capitalized interest, of $2.5 million and $5.8 million respectively. During the three and nine months ended September 30, 2004, the Company made cash payments for interest charges, net of capitalized interest, of $1.4 million and $3.2 million, respectively.
     During the three and nine months ended September 30, 2005, the Company paid $780,000 and $2.0 million in income taxes. The Company paid no cash income taxes in the three and nine months ended September 30, 2004.
Note 4 – Offshore Properties
     The Company follows the successful efforts method of accounting for its interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful. In the first nine months of 2005, impairments and unsuccessful capitalized well work totaling $4.4 million were expensed as a result of an analysis on certain properties. Further, the Company expensed $5.3 million of purchased seismic data related to its offshore property acquisitions in the first nine months of 2005.
     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well (Tulane prospect) to be drilled in 2006 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $18 million, of which $5.0 million had been incurred through September 30, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $21 million. CDI’s Marine Contracting assets would participate in this development.
     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.
     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2,300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2006. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn a 50% working interest in the field.

     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7,500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well. In October 2005, ERT exchanged 15% of its working interest in Bass Lite for a 40% working interest in the Tiger Prospect located in Green Canyon Block 195. ERT paid $1.0 million in the exchange with no corresponding gain or loss recorded on the transaction.
     As of September 30, 2005, the Company had spent $28.7 million and had committed to an additional estimated $39 million for development and drilling costs related to the above property transactions.
     In June 2005, ERT acquired a mature property package on the Gulf of Mexico shelf from Murphy Exploration & Production Company — USA (“Murphy”), a wholly owned subsidiary of Murphy Oil Corporation. The acquisition cost to ERT included both cash ($163.5 million) and the assumption of the abandonment liability from Murphy of approximately $32.0 million. The acquisition represents essentially all of Murphy’s Gulf of Mexico Shelf properties consisting of eight operated and eleven non-operated fields. ERT estimates proved reserves of the acquisition to be approximately 75 BCF equivalent. Unaudited pro forma combined operating results of the Company and the Murphy acquisition for the three and nine months ended September 30, 2005 and 2004, respectively, were as follows (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$209,338	$147,528	$565,177	$428,546
Income before income taxes	68,320	38,628	154,734	89,965
Net income	43,221	24,830	98,721	59,697
Net income applicable to common shareholders	42,671	23,837	97,071	57,956

Earnings per common share:
Basic	$1.10	$0.62	$2.51	$1.52
Diluted	$1.05	$0.61	$2.41	$1.50
Note 5 – Assets Previously Held for Sale
     In July 2005, the Company completed the sale of a certain Marine Contracting DP ROV Support vessel, the Merlin, for $2.29 million in cash. The Company recorded an additional impairment of $790,000 on the vessel in June 2005.
     In March 2005, the Company completed the sale of certain Marine Contracting property and equipment for $4.5 million. Proceeds from the sale consisted of $100,000 cash and a $4.4 million promissory note bearing interest at 6% per annum due in semi-annual installments beginning September 30, 2005. In addition to the asset sale, the Company entered into a five year services agreement with the purchaser whereby the Company has committed to provide the purchaser with a specified amount of services for its Gulf of Mexico fleet on an annual basis ($8 million per year). The measurement period related to the services agreement begins with the twelve months ending June 30, 2006 and continues every six months until the contract ends on March 31, 2010. Further, the promissory note stipulates that should the Company not meet its annual services commitment the purchaser can defer its semi-annual principal and interest payment for six months. The Company determined that the estimated gain on the sale of approximately $2.5 million should be deferred and recognized as the principal and interest payments are received from the purchaser over the course of the promissory note. The first installment on the $4.4 million promissory note was received in October 2005.

Note 6 – Comprehensive Income
     The components of total comprehensive income for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$43,221	$23,787	$95,758	$56,388
Foreign currency translation adjustment, net	(1,347)	546	(8,024)	1,754
Unrealized loss on commodity hedges, net	(11,705)	(2,775)	(18,441)	(3,227)

Total comprehensive income	$30,169	$21,558	$69,293	$54,915

     The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustment, net	$10,348	$18,372
Unrealized loss on commodity hedges, net	(19,022)	(581)

Accumulated other comprehensive (loss) income	$(8,674)	$17,791

Note 7 – Hedging Activities
     The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value. During 2004 and the first nine months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting. The aggregate fair value of the hedge instruments was a net liability of $32.0 million as of September 30, 2005. The Company recorded approximately $18.4 million of unrealized losses, net of taxes of $9.9 million, during the first nine months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the three and nine months ended September 30, 2005, the Company reclassified approximately $3.2 million and $6.1 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.
     Hedge ineffectiveness related to cash flow hedges was a loss of $1.8 million, net of taxes of $951,000, in the third quarter of 2005 as reported in current period earnings as a reduction of oil and gas production revenues. Hedge ineffectiveness resulted from ERT’s projected inability to deliver contractual oil and gas production in fourth quarter 2005 due primarily to the effects of Hurricanes Katrina and Rita.
     As of September 30, 2005, the Company had the following volumes under derivative contracts related to its oil and gas producing activities:

		Average Monthly	Weighted Average
Production Period	Instrument Type	Volumes	Price
Crude Oil:
October – December 2005	Collar	120 MBbl	$41.08 – $60.81
January – December 2006	Collar	75 MBbl	$40.00 – $65.80
January – December 2007	Collar	50 MBbl	$40.00 – $62.15

		Average Monthly	Weighted Average
Production Period	Instrument Type	Volumes	Price
Natural Gas:
October – December 2005	Collar	625,000 MMBtu	$5.64 – $9.15
January – December 2006	Collar	300,000 MMBtu	$6.00 – $9.40
Note 8 – Foreign Currency
     The functional currency for the Company’s foreign subsidiary Cal Dive International Limited is the applicable local currency (British Pound). Results of operations for this subsidiary are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of this foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and the resulting translation adjustment, which were unrealized losses of $1.3 million and $8.0 million in the three and nine months ended September 30, 2005, respectively, is included in accumulated other comprehensive income, a component of shareholders’ equity. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested. These amounts for the three and nine months ended September 30, 2005, respectively, were not material to the Company’s results of operations or cash flows.
     Canyon Offshore, Inc. (“Canyon”), the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three and nine months ended September 30, 2005, respectively, were not material to the Company’s results of operations or cash flows.
Note 9 – Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$43,221	$23,787	$95,758	$56,388
Preferred stock dividends and accretion	(550)	(993)	(1,650)	(1,741)

Net income applicable to common shareholders	$42,671	$22,794	$94,108	$54,647

Weighted-average common shares outstanding:
Basic	38,763	38,294	38,686	38,141
Effect of dilutive stock options	385	291	378	250
Effect of restricted shares	117	—	102	—
Effect of convertible preferred stock	1,815	833	1,815	1,022

Diluted	41,080	39,418	40,981	39,413

Basic Earnings Per Share:
Net income	$1.11	$0.62	$2.47	$1.48
Preferred stock dividends and accretion	(0.01)	(0.02)	(0.04)	(0.05)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	$1.10	$0.60	$2.43	$1.43

Diluted Earnings Per Share:
Net income	$1.06	$0.60	$2.38	$1.42
Preferred stock dividends and accretion	(0.01)	(0.01)	(0.04)	(0.01)

Net income applicable to common shareholders	$1.05	$0.59	$2.34	$1.41

     There were no antidilutive stock options in the three and nine months ended September 30, 2005 and 2004, respectively. Approximately 982,000 shares and 350,000 shares attributable to the convertible preferred stock were excluded in the three and nine months ended September 30, 2004, respectively, calculation of diluted EPS, as the effect was antidilutive. Net income for the diluted earnings per share calculation for the three and nine months ended September 30, 2005 was adjusted to add back the preferred stock dividends and accretion on the 1.8 million shares. Net income for the diluted earnings per share calculation for the three and nine months ended September 30, 2004 was adjusted to add back the preferred stock dividends and accretion on the 833,000 shares and the 1.0 million shares, respectively.
Note 10 – Stock Based Compensation Plans
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders:
As Reported	$42,671	$22,794	$94,108	$54,647
Add back: Stock-based compensation cost included in reported net income, net of tax	218	—	476	—

Deduct: Total stock-based compensation cost determined under the fair value method, net of tax	(669)	(640)	(1,648)	(1,726)

Pro Forma	$42,220	$22,154	$92,936	$52,921

Earnings per common share:
Basic:
As reported	$1.10	$0.60	$2.43	$1.43
Pro forma	$1.09	$0.58	$2.40	$1.39

Diluted:
As reported	$1.05	$0.59	$2.34	$1.41
Pro forma	$1.04	$0.57	$2.31	$1.37
     For the purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yields of 0 percent; expected lives ranging from three to ten years; risk-free interest rate assumed to be approximately 4.0 percent in 2004 and expected volatility to be approximately 56 percent in 2004. There have been no stock option grants in 2005. The fair value of shares issued under the Employee Stock Purchase Plan was based on the 15 percent discount received by the employees. The weighted average per share fair value of the options granted during the first nine months of 2004 was $17.59. The estimated fair value of the options is amortized to pro forma expense over the vesting period.
     On January 3, 2005, the Company granted certain key executives and selected management employees 94,000 restricted shares under the Incentive Plan. The shares vest 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $39.12 per share, or $3.7 million, at the date of the grant and will be recorded as unearned compensation, a component of shareholders’ equity. On September 1, 2005, a certain key executive of the Company was granted 60,069 restricted shares under the Incentive Plan. The shares vest in two tranches. Tranche 1 (10,069 restricted shares) vests with respect to two-thirds of such shares after two years and fully vests after three years. Tranche 2 (50,000 restricted shares) vests 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $62.07 per share, or $3.7 million, at the date of grant and will be recorded as unearned compensation, a component of shareholders’ equity. These amounts will be charged to expense over the respective vesting periods. Amortization of unearned compensation totaled $335,000 and $733,000 in the three and nine months ended September 30, 2005, respectively.
Note 11 – Equity Investments
     In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. to design, construct, install, own and operate a tension leg platform (“TLP”) production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. CDI’s share of the construction costs was approximately $120 million, all of which had been incurred as of December 31, 2004. The Company’s investment in Deepwater Gateway, L.L.C. totaled $119.2 million as of September 30, 2005. In August 2002, the Company, along with Enterprise, completed a limited recourse project financing for this venture, In accordance with terms of the term loan, Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Further, the Company received cash distributions from Deepwater Gateway, L.L.C. totaling $16.1 million in the first nine months of 2005.
     In December 2004, CDI acquired a 20% interest in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment in Independence was $39.7 million at September 30, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at September 30, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.
     In July 2005, the Company acquired a 40% minority ownership interest in OTSL in exchange for the Company’s DP DSV, Witch Queen. The Company’s investment in OTSL totaled $9.4 million at September 30, 2005. OTSL provides marine construction services to the oil and gas industry in and around Trinidad and Tobago, as well as the U.S. Gulf of Mexico. Effective December 31, 2003, the Company adopted and applied the provisions of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. OTSL qualified as a variable interest entity

     (“VIE”) under FIN 46 through September 30, 2005. The Company has determined that it was not the primary beneficiary of OTSL and, thus, has not consolidated the financial results of OTSL. The Company accounts for its investment in OTSL under the equity method of accounting. In addition, the Company had certain rights and guarantee obligations of up to $3.5 million under the OTSL shareholder agreement. The estimated fair value of the guarantee obligations was deemed immaterial by CDI at September 30, 2005 due to the remote possibility of payments being made by CDI under the guarantee. In October 2005, the shareholders of OTSL agreed to remove the CDI guarantee obligation from the shareholder agreement effective September 30, 2005.
     Further, in conjunction with its investment in OTSL, the Company entered into a one year, unsecured $1.5 million working capital loan, bearing interest at 6% per annum, with OTSL. Interest is due quarterly beginning September 30, 2005 with a lump sum principal payment due to the Company on June 30, 2006.
     In the third quarter of 2005, OTSL contracted the Witch Queen to the Company for certain services to be performed in the U.S. Gulf of Mexico. The Company incurred costs associated with the contract with OTSL totaling approximately $2.4 million during the third quarter of 2005.
Note 12 – Business Segment Information (in thousands)

	September 30, 2005	December 31, 2004
Identifiable Assets —
Marine contracting	$939,231	$742,483
Oil and gas production	461,837	229,083
Production facilities equity investments	158,831	67,192

Total	$1,559,899	$1,038,758

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from operations -
Marine contracting	$32,378	$5,946	$54,943	$2,413
Oil and gas production	34,987	28,854	91,943	81,724

Total	$67,365	$34,800	$146,886	$84,137

Equity in earnings of production facilities investments	$3,049	$3,062	$7,486	$4,372

     Included in identifiable assets for Marine Contracting at September 30, 2005 was $150.4 million of unrestricted cash.
     During the three and nine months ended September 30, 2005, the Company derived $14.2 million and $62.9 million, respectively, of its revenues from the U.K. sector utilizing $136.8 million of its total assets in this region. During the three and nine months ended September 30, 2004, the Company derived $13.8 million and $48.6 million, respectively, of its revenues from the U.K. sector utilizing $119.8 million of its total assets in this region. The majority of the remaining revenues were generated in the U.S. Gulf of Mexico.

Note 13 – Long-Term Debt
Convertible Senior Notes
     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $8.1 million (included in other assets, net) which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.
     The Convertible Senior Notes can be converted prior to the stated maturity under the following circumstances:
•	during any fiscal quarter (beginning with the quarter ended March 31, 2005) if the closing sale price of CDI’s common stock for at least 20 trading days in the period of 30 consecutive trading day ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day (i.e., $77.12 per share);

•	upon the occurrence of specified corporate transactions; or

•	if the Company has called the Convertible Senior Notes for redemption and the redemption has not yet occurred.
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
     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of September 30, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. The maximum number of shares of common stock which may be issued upon conversion of the Convertible Senior Notes is 6,651,885. In addition to the 6,651,885 shares of common stock registered, the Company registered an indeterminate number of shares of common stock issuable upon conversion of the Convertible Senior Notes by means of an antidilution adjustment of the conversion price pursuant to the terms of the Convertible Senior Notes. Proceeds from the offering were used for general corporate purposes including a capital contribution of $72 million made in March 2005 to Deepwater Gateway, L.L.C. to enable it to repay its term loan, $163.5 million related to the ERT acquisition of the Murphy properties in June 2005 and approximately $85.4 million for the Torch vessels acquired in August 2005 (see Note 19).
MARAD Debt
     At September 30, 2005, $134.9 million was outstanding on the Company’s long-term financing for construction of the Q4000. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (“MARAD Debt”). The MARAD Debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. The MARAD Debt is collateralized by the Q4000, with CDI guaranteeing 50% of the debt, and initially bore interest at a floating rate which approximated AAA Commercial Paper yields plus 20 basis points. As provided for in the MARAD Debt agreements, in September 2005, the Company fixed the interest rate on the debt through the issuance of a 4.93% fixed-rate note with the same maturity date (February 2027). In accordance with the MARAD Debt agreements, CDI is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2005, the Company was in compliance with these covenants.
     In September 2005, the company entered into an interest rate swap agreement with a bank. The swap was designated as a cash flow hedge of a forecasted transaction in anticipation of the refinancing of the MARAD Debt from floating rate debt to fixed-rate debt that closed on September 30, 2005. The interest rate swap agreement totaled an aggregate notional amount of $134.9 million with a fixed interest rate of 4.695%. On September 30, 2005, the Company terminated the interest rate swap and received cash proceeds of approximately $1.5 million representing a gain on the interest rate differential. This gain will be deferred and amortized over the remaining life of the MARAD Debt as an adjustment to interest expense.
Revolving Credit Facility
     In August 2004, the Company entered into a four-year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and the existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75-175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of September 30, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.
     Scheduled maturities of Long-term Debt and Capital Lease Obligations outstanding as of September 30, 2005 were as follows (in thousands):

		Convertible Senior
	MARAD Debt	Notes	Revolver	Capital Leases	Total
Less than one year	$3,641	$—	$—	$2,925	$6,566
One to two years	3,823	—	—	2,520	6,343
Two to Three years	4,014	—	—	2,143	6,157
Three to four years	4,214	—	—	—	4,214
Four to five years	4,424	—	—	—	4,424
Over five years	114,811	300,000	—	—	414,811

Long-term debt	134,927	300,000	—	7,588	442,515

		Convertible Senior
	MARAD Debt	Notes	Revolver	Capital Leases	Total
Current maturities	(3,641)	—	—	(2,925)	(6,566)

Long-term debt, less current maturities	$131,286	$300,000	$—	$4,663	$435,949

     The Company had unsecured letters of credit outstanding at September 30, 2005 totaling approximately $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.
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
     Deferred financing costs of $18.7 million (included in other assets, net) related to the Convertible Senior Notes, the MARAD Debt and the revolving credit facility, respectively, are being amortized over the life of the respective agreements and are included in other assets, net, as of September 30, 2005.
     The Company capitalized interest totaling $526,000 and $1.1 million during the three and nine months ended September 30, 2005, respectively. The Company capitalized interest totaling $0 and $243,000 during the three and nine months ended September 30, 2004, respectively. The Company incurred interest expense of $2.2 million and $4.2 million during the three and nine months ended September 30, 2005, respectively, and $694,000 and $3.2 million during the three and nine months ended September 30, 2004, respectively.
Note 14 – Income Taxes
     The effective tax rate of 37% in the three months ended September 30, 2005 was higher than the effective rate of 36% in third quarter 2004. Further the effective rate of 36% in the nine months ended September 30, 2005 was higher than the effective tax rate of 34% in the first nine months of 2004. The effective tax rate was lower in the first nine months of 2004 primarily due to the income tax provision benefit recorded in the first quarter of 2004 of $1.7 million, offset by interest expense of $430,000, to report the impact of research and development credits resulting from the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.
Note 15 – Commitments and Contingencies
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
     The Company sustained damage to certain of its oil and gas production facilities in Hurricanes Katrina and Rita. The Company estimates total repair and inspection costs resulting from the hurricanes will range from $5 million to $8 million, net of expected insurance reimbursement. These costs, and any related insurance reimbursements, will be recorded as incurred over the next year.
Note 16 – Canyon Offshore
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
Note 17 – Convertible Preferred Stock
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
Note 18 – Related Party Transactions
     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $7.5 million and $20.8 million in the three and nine months ended September 30, 2005, respectively, and $5.5 million and $13.2 million in the three and nine months ended September 30, 2004, respectively.
Note 19 – Acquisitions
     In a bankruptcy auction held in June 2005, CDI was the high bidder for seven vessels, including the Midnight Express, and a portable saturation system for approximately $85 million, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. This transaction received regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, in August 2005 and subsequently closed. The total purchase price for the Torch vessels was approximately $85.4 million, including certain costs incurred related to the transaction. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values. The results of the acquired vessels are included in the accompanying condensed consolidated statements of operations since the date of the purchase, August 31, 2005.
     Also in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that currently operate in the waters of the Gulf of Mexico (GOM) and Trinidad. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Kestrel and the DB 801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction required regulatory approval, including the completion of a review pursuant to a Second Request from the U.S. Department of Justice. On October 18, 2005, the Company received clearance from the U.S. Department of Justice to close the asset purchase from Stolt. Under the terms of the clearance, the Company will divest two diving support vessels and a portable saturation diving system from the combined asset package acquired through this transaction and the Torch transaction which closed August 31, 2005. On November 1, 2005, the Company closed the transaction to purchase the diving assets of Stolt that operate in the Gulf of Mexico. The assets include: seven diving support vessels, a portable saturation diving system, various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. Separate agreements to purchase the DB801 and Kestrel will be closed when those assets complete their present work campaigns in Trinidadian waters. The total transaction value for all of the assets will be approximately $123 million. The acquisition will be accounted for as a purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values.
     On November 3, 2005 the Company acquired for approximately $31 million, Helix Energy Limited, an Aberdeen, UK based provided of reservoir and well technology services to the upstream oil and gas industry with offices in London, Kuala Lampur (Malaysia) and Perth (Australia). This acquisition will be accounted for as a purchase with the acquisition price allocated to the assets and liabilities acquired based upon their estimated fair values.

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
RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 2005 and 2004
     Revenues: During the three months ended September 30, 2005, the Company’s revenues increased 59% to $209.3 million compared to $132.0 million for the three months ended September 30, 2004. Of the overall $77.4 million increase, $61.9 million was generated by the Marine Contracting segment due to improved market conditions for marine contracting services, specifically improved contract rates and utilization rates for all divisions within the segment.
     Oil and Gas Production revenue for the three months ended September 30, 2005 increased $15.5 million, or 26%, to $75.5 million from $60.0 million during the comparable prior year period. Production decreased 15% (8.4 Bcfe for the three months ended September 30, 2005 compared to 10 Bcfe in the third quarter of 2004) primarily due to the effects of production shut-ins due to Hurricanes Katrina and Rita in the third quarter of 2005. The average realized natural gas price of $8.66 per Mcf, net of hedges in place, during the third quarter of 2005 was 48% higher than the $5.84 per Mcf realized in the comparable prior year quarter while average realized oil prices, net of hedges in place, also increased 48% to $54.30 per barrel compared to $36.79 per barrel realized during the third quarter of 2004.
     Gross Profit. Gross profit of $82.9 million for the third quarter of 2005 represented a 81% increase compared to the $45.7 million recorded in the comparable prior year period with the Marine Contracting segment contributing 80% of the increase. Marine Contracting gross profit increased $29.6 million to $42.1 million, for the three months ended September 30, 2005, from $12.4 million in the prior year period. All divisions within Marine Contracting achieved higher gross profit due to improved market conditions (i.e., overall improved contract rates and utilization rates, for the segment).
     Gross margins of 40% in the third quarter of 2005 were five points better than the 35% in the prior year period. Marine Contracting margins increased fourteen points to 31% for the three months ended September 30, 2005, from 17% in the comparable prior year quarter, due to the factors noted above. In addition, margins in the Oil and Gas Production segment decreased one point to 54% for the three months ended September 30, 2005 from 55% in the year ago quarter, due primarily to $2.7 million of losses associated with hedge instrument ineffectiveness due to production shut-ins also as a result of the aforementioned hurricanes.
     The Company sustained damage to certain of its oil and gas production facilities in Hurricanes Katrina and Rita. The Company estimates total repair and inspection costs resulting from hurricanes will range from $5 million to $8 million, net of expected insurance reimbursement. These costs, and any related insurance reimbursements, will be recorded as incurred over the next year.
     Gain on Sale of Assets. The Company recognized a gain of approximately $329,000 in the third quarter of 2005 related to its exchange of the Witch Queen for a 40% minority ownership interest in Offshore Technology Solutions Limited (“OTSL”).
     Selling & Administrative Expenses. Selling and administrative expenses of $15.9 million for the third quarter of 2005 were $5.0 million higher than the $10.9 million incurred in the third quarter of 2004 due primarily to increased incentive compensation as a result of increased profitability. Selling and administrative expenses were 8% of revenues for the third quarter of 2005 compared with 8% in the third quarter of 2004.
     Equity in Earnings of Investments. Equity in earnings of the Company’s 50% investment in Deepwater Gateway, L.L.C. was $3.1 million in the third quarter of 2005 comparable to the $3.1 million in the prior year period. Demand fees commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C. Production tariff charges commenced in the third quarter of 2004 as Marco Polo began producing. Further, equity in earnings from the Company’s 40% minority ownership interest in OTSL in third quarter 2005 totaled approximately $672,000.
     Other (Income) Expense. The Company reported other expense of $2.8 million in the third quarter of 2005 compared to other expense of $838,000 in the third quarter of 2004. Net interest expense of $2.2 million in the third quarter of 2005 was higher than the $694,000 incurred in the third quarter of 2004 due to higher levels of debt.
     Income Taxes. Income taxes increased to $25.1 million in the third quarter of 2005 compared to $13.2 million in the comparable prior year period primarily due to increased profitability. The effective rate was 37% in third quarter 2005 compared with 36% in third quarter 2004.
     Net Income. Net income of $42.7 million in the third quarter of 2005 was $19.9 million greater than the comparable period in 2004 as a result of factors described above.
Comparison of Nine Months Ended September 30, 2005 and 2004
     Revenues. During the nine months ended September 30, 2005, the Company’s revenues increased 41% to $535.4 million compared to $380.4 million for the nine months ended September 30, 2004. Of the overall $155.0 million increase, $125.1 million was generated by the Marine Contracting segment due to improved market conditions for marine contracting services, specifically improved contract rates and utilization rates.
     Oil and Gas Production revenue for the nine months ended September 30, 2005 increased $29.9 million, or 17%, to $206.4 million from $176.5 million during the comparable prior year period. Production decreased 12% (26.3 Bcfe for the nine months ended September 30, 2005 compared to 30.0 Bcfe in the first nine months of 2004) primarily due to natural decline in the Company’s Shelf properties production and the effects of production shut-ins due to Hurricanes Katrina and Rita in the third quarter of 2005. The average realized natural gas price of $7.54 per Mcf, net of hedges in place, during the first nine months of 2005 was 29% higher than the $5.83 per Mcf realized in the comparable prior year period while average realized oil prices, net of hedges in place, increased 42% to $47.80 per barrel compared to $33.62 per barrel realized during the first nine months of 2004.
     Gross Profit. Gross profit of $187.2 million for the first nine months of 2005 represented a 57% increase compared to the $118.9 million recorded in the comparable prior year period with the Marine Contracting segment contributing 81% of the increase. Marine Contracting gross profit increased $55.6 million to $79.8 million, for the nine months ended September 30, 2005, from $24.2 million in the prior year period. All divisions within Marine Contracting achieved higher gross profit due to improved market conditions (i.e. overall improved contract rates and utilization rates for the segment). Oil and Gas Production gross profit increased $12.8 million, up 13% from the first nine months of 2004, due to higher commodity prices.
     Gross margins of 35% in the first nine months of 2005 were four points better than the 31% in the first nine months of 2004. Marine Contracting margins increased twelve points to 24% for the nine months ended September 30, 2005, from 12% in the comparable prior year period, due to the factors noted above. In addition, margins in the Oil and Gas Production segment decreased two points to 52% for the nine months ended September 30, 2005 from 54% in the comparable prior year period, due primarily to impairment analysis on certain properties and expensed well work which resulted in $4.4 million of impairments, $5.3 million of expensed seismic data purchased for ERT’s offshore property acquisitions and $2.7 million of losses associated with hedge instrument ineffectiveness due to production shut-ins also as a result of the aforementioned hurricanes.
     The Company sustained damage to certain of its oil and gas production facilities in Hurricanes Katrina and Rita. The Company estimates total repair and inspection costs resulting from hurricanes will range from $5 million to $8 million, net of expected insurance reimbursement. These costs, and any related insurance reimbursements, will be recorded as incurred over the next year.
     Gain of Sale of Assets. The Company’s ROV division, Canyon Offshore, sold an ROV in the first quarter of 2005 and recognized a $925,000 gain on the sale. Further, the Company recognized a gain of approximately $329,000 in the third quarter of 2005 related to the Company’s exchange of the Witch Queen for a 40% minority ownership interest in OTSL.
     Selling & Administrative Expenses. Selling and administrative expenses of $41.6 million for the first nine months of 2005 were $6.8 million higher than the $34.7 million incurred in the first nine months of 2004 due to higher profitability which led to higher incentive compensation costs. Selling and administrative expenses were 8% of revenues for the first nine months of 2005 compared with 9% in the comparable prior year period.
     Equity in Earnings of Investments. Equity in earnings of the Company’s 50% investment in Deepwater Gateway, L.L.C. increased to $7.5 million in the first nine months of 2005 compared with $4.4 million in the comparable prior year period. The increase was attributable to the demand fees which commenced following the March 2004 mechanical completion of the Marco Polo tension leg platform, owned by Deepwater Gateway, L.L.C., as well as production tariff charges which commenced in the third quarter of 2004 as Marco Polo began producing. Further, equity in earnings from the Company’s 40% minority ownership interest in OTSL in the first nine months of 2005 totaled approximately $672,000.
     Other (Income) Expense. The Company reported other expense of $4.9 million in the first nine months of 2005 compared to other expense of $3.6 million in the first nine months of 2004. Net interest expense of $4.2 million in the first nine months of 2005 was higher than the $3.2 million incurred in the first nine months of 2004 due to higher levels of debt.
     Income Taxes. Income taxes increased to $54.4 million in the first nine months of 2005 compared to $28.5 million in the comparable prior year period primarily due to increased profitability. The effective tax rate of 36% in the first nine months of 2005 was higher than the effective tax rate of 34% in the prior year period primarily due to the benefit recognized by the Company for its research and development credits in the first quarter of 2004, as a result of the conclusion of the Internal Revenue Service examination of the Company’s income tax returns for 2001 and 2002.
     Net Income. Net income of $94.1 million in the first nine months of 2005 was $39.5 million greater than the comparable period in 2004 as a result of factors described above.

LIQUIDITY AND CAPITAL RESOURCES
     Total debt as of September 30, 2005 was $442.5 million comprised primarily of $300 million of Convertible Senior Notes which mature in 2025 and $134.9 million of MARAD debt which matures in 2027. See further discussion below under “Financing Activities”. In addition, the Company had $150.5 million of unrestricted cash as of September 30, 2005, as well as a $150 million, undrawn revolving credit facility. The majority of the unrestricted cash will be utilized for the previously announced acquisition of certain assets of Stolt Offshore and the acquisition of Helix Energy Limited.
     Hedging Activities. The Company’s price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to the Company’s oil and gas production. All derivatives are reflected in the Company’s balance sheet at fair value.
     During 2004 and the first nine months of 2005, the Company entered into various cash flow hedging swap and costless collar contracts to stabilize cash flows relating to a portion of the Company’s expected oil and gas production. All of these qualified for hedge accounting. The aggregate fair value of the hedge instruments was a net liability of $32.0 million as of September 30, 2005. The Company recorded approximately $18.4 million of unrealized losses, net of taxes of $9.9 million, during the first nine months of 2005 in other comprehensive income, a component of shareholders’ equity, as these hedges were highly effective. During the three and nine months ended September 30, 2005, the Company reclassified approximately $3.2 million and $6.1 million, respectively, of losses from other comprehensive income to Oil and Gas Production revenues upon the sale of the related oil and gas production.
     Hedge ineffectiveness related to cash flow hedges was a loss of $1.8 million, net of taxes of $951,000, in the third quarter of 2005 as reported in current period earnings as a reduction of oil and gas production revenues. Hedge ineffectiveness resulted from ERT’s projected inability to deliver contractual oil and gas production in fourth quarter 2005 due primarily to the effects of Hurricanes Katrina and Rita.
     Operating Activities. Net cash provided by operating activities was $183.0 million during the nine months ended September 30, 2005, compared to $129.8 million generated during the first nine months of 2004, due primarily to an increase in profitability ($39.4 million) and an increase in accounts payable and accrued liabilities due primarily to increased royalty accruals, hedge liability accruals and accruals for capital expenditures for which cash has not yet been expended. Cash flow from operations was negatively impacted by an increase in trade accounts receivable of approximately $33.2 million due primarily to increased revenues in the Marine Contracting and Oil and Gas Production segments. Further, cash flow from operations was negatively impacted by approximately $20 million of cash used to fund regulatory drydocking activity in the first nine months of 2005.
     Investing Activities. We incurred $319.1 million of capital acquisitions and expenditures during the first nine months of 2005 compared to $26.0 million during the comparable prior year period. Included in the capital acquisitions and expenditures during the first nine months of 2005 was $163.5 million for the Murphy properties acquisition by ERT, $85.4 million for the acquisition of the Torch Offshore assets, $49.6 million for ERT well exploitation programs and further Gunnison field development, $10.9 million for Canyon Offshore ROV and trencher systems, and approximately $6.7 million for vessel upgrades on certain Marine Contracting vessels. Included in the capital expenditures during the first nine months of 2004 was $5.5 million for the purchase of our intervention riser system installed on the Q4000 and $18.1 million for ERT well exploitation programs and further Gunnison field development.
     During the first nine months of 2005, the Company invested $100.5 million in its Production Facilities segment which consists of our investments in Deepwater Gateway, L.L.C. and Independence Hub, LLC. In June 2002, CDI, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, L.L.C. (a 50/50 venture accounted for by CDI under the equity method of accounting) to design, construct, install, own and operate a TLP production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field discovery in the Deepwater Gulf of Mexico. The Company’s investment in Deepwater Gateway, L.L.C. totaled $119.2 million as of September 30, 2005. Included in the investment account was capitalized interest and insurance paid by the Company totaling approximately $1.8 million. In August 2002, the Company along with Enterprise, completed a limited recourse project financing for this venture. In accordance with terms of the term loan of $144 million, Deepwater Gateway, L.L.C. had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. Deepwater Gateway, L.L.C. repaid in full its term loan in March 2005. The Company and Enterprise made equal cash contributions ($72 million each) to Deepwater Gateway, L.L.C. to fund the repayment. Upon repayment of the term loan, the Company’s $7.5 million of restricted cash was released from escrow and the escrow agreement was terminated. Further, the Company received cash distributions from Deepwater Gateway, L.L.C. totaling $16.1 million in the first nine months of 2005.
     In December 2004, CDI acquired a 20% interest (accounted for by CDI under the equity method of accounting) in Independence Hub, LLC (“Independence”), an affiliate of Enterprise. Independence will own the “Independence Hub” platform to be located in Mississippi Canyon block 920 in a water depth of 8,000 feet. CDI’s investment was $39.7 million as of September 30, 2005, and its total investment is expected to be approximately $77 million. Further, CDI is party to a guaranty agreement with Enterprise to the extent of CDI’s ownership in Independence. The agreement states, among other things, that CDI and Enterprise guarantee performance under the Independence Hub Agreement between Independence and the producers group of exploration and production companies up to $397.5 million, plus applicable attorneys’ fees and related expenses. CDI has estimated the fair value of its share of the guarantee obligation to be immaterial at September 30, 2005 based upon the extremely remote possibility of payments being made under the performance guarantee.
     In July 2005, the Company acquired a 40% minority ownership interest in OTSL (accounted for by CDI under the equity method of accounting) in exchange for the Company’s DP DSV, Witch Queen. The Company’s investment in OTSL totaled $9.4 million at September 30, 2005. OTSL provides marine construction services to the oil and gas industry in and around Trinidad and Tobago, as well as the U.S. Gulf of Mexico. The Company accounts for its investment in OTSL under the equity method of accounting. In addition, the Company had certain rights and guarantee obligations of up to $3.5 million under the OTSL shareholder agreement. The estimated fair value of the guarantee obligations was deemed immaterial by CDI at September 30, 2005 due to the remote possibility of payments being made by CDI under the guarantee. In October 2005, the shareholders of OTSL agreed to remove the CDI guarantee obligation from the shareholder agreement effective September 30, 2005.
     Further, in conjunction with its investment in OTSL, the Company entered into a one year, unsecured $1.5 million working capital loan, bearing interest at 6% per annum, with OTSL. Interest is due quarterly beginning September 30, 2005 with a lump sum principal payment due to the Company on June 30, 2006.
     In the third quarter of 2005, OTSL contracted the Witch Queen to the Company for certain services to be performed in the U.S. Gulf of Mexico. The Company incurred costs associated with the contract OTSL totaling approximately $2.4 million during the third quarter of 2005.
     As of September 30, 2005, the Company had $24.4 million of restricted cash, included in other assets, net, in the accompanying condensed consolidated balance sheet, all of which related to ERT’s escrow funds for decommissioning liabilities associated with the SMI 130 field acquisitions in 2002. Under the purchase agreement for the acquisitions ERT is obligated to escrow 50% of production up to the first $20 million and 37.5% of production on the remaining balance up to $33 million in total escrow. ERT may use the restricted cash for decommissioning the related fields.
     In March 2005, Canyon Offshore sold an ROV for $2.1 million in cash and recognized a gain on the sale totaling $925,000. In conjunction with the Company’s exchange of the Witch Queen for a 40% minority ownership interest in OTSL, the Company recognized a gain of approximately 329,000.
     In April 2000, ERT acquired a 20% working interest in Gunnison, a Deepwater Gulf of Mexico prospect of Kerr-McGee Oil & Gas Corp. Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (OKCD Investments, Ltd. or “OKCD”), the investors of which include current and former CDI senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of CDI’s 20% working interest. Production began in December 2003. Payments to OKCD from ERT totaled $20.8 million and $13.2 million in the first nine months of 2005 and 2004, respectively.
     As an extension of ERT’s well exploitation and PUD strategies, ERT agreed to participate in the drilling of an exploratory well (Tulane prospect) to be drilled in 2006 that targets reserves in deeper sands, within the same trapping fault system, of a currently producing well with estimated drilling costs of approximately $18 million, of which $5.0 million had been incurred through September 30, 2005. If the drilling is successful, ERT’s share of the development cost is estimated to be an additional $21 million. CDI’s Marine Contracting assets would participate in this development.
     In March 2005, ERT acquired a 30% working interest in a proven undeveloped field in Atwater Block 63 (Telemark) of the deepwater Gulf of Mexico for cash consideration and assumption of certain decommissioning liabilities.
     In April 2005, ERT entered into a participation agreement to acquire a 50% working interest in the Devil’s Island discovery (Garden Banks Block 344 E/2) in 2,300 feet water depth. This deepwater development is operated by Amerada Hess and will be drilled in 2006. The field will be developed via a subsea tieback to Baldpate Field (Garden Banks Block 260). Under the participation agreement, ERT will pay 100% of the drilling costs and a disproportionate share of the development costs to earn 50% working interest in the field.
     Also in April 2005, ERT acquired a 37.5% working interest in the Bass Lite discovery (Atwater Blocks 182, 380, 381, 425 and 426) in 7,500 feet water depth along with varying interests in 50 other blocks of exploration acreage in the eastern portion of the Atwater lease protraction area from BHP Billiton. The Bass Lite discovery contains proved undeveloped gas reserves in a sand discovered in 2001 by the Atwater 426 #1 well. In October 2005, ERT exchanged 15% of its working interest in Bass Lite for a 40% working interest in the Tiger Prospect located in Green Canyon Block 195. ERT paid $1.0 million in the exchange with no corresponding gain or loss recorded on the transaction.
     As of September 30, 2005, the Company had spent $28.7 million and had committed to an additional estimated $39 million for development and drilling costs related to the above property transactions.
     In a bankruptcy auction held in June 2005, CDI was the high bidder for seven vessels, including the Midnight Express, and a portable saturation system for approximately $85 million, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. This transaction received regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, in August 2005 and subsequently closed. The total purchase price for the Torch vessels was approximately $85.4 million, including certain costs incurred related to the transaction. The acquisition was accounted for as a purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values. The results of the acquired vessels are included in the accompanying condensed consolidated statements of operations since the date of the purchase, August 31, 2005.
     Also in April 2005, the Company agreed to acquire the diving and shallow water pipelay assets of Stolt Offshore that currently operate in the waters of the Gulf of Mexico (GOM) and Trinidad. The transaction includes: seven diving support vessels; two diving and pipelay vessels (the Kestrel and the DB 801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction required regulatory approval, including the completion of a review pursuant to a Second Request from the U.S. Department of Justice. On October 18, 2005, the Company received clearance from the U.S. Department of Justice to close the asset purchase from Stolt. Under the terms of the clearance, the Company will divest two diving support vessels and a portable saturation diving system from the combined asset package acquired through this transaction and the Torch transaction which closed August 31, 2005. On November 1, 2005, the

Company closed the transaction to purchase the diving assets of Stolt that operate in the Gulf of Mexico. The assets include: seven diving support vessels, a portable saturation diving system, various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. Separate agreements to purchase the DB801 and Kestrel will be closed when those assets complete their present work campaigns in Trinidadian waters. The total transaction value for all of the assets will be approximately $123 million. The acquisition will be accounted for as a purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values.
     On November 3, 2005, the Company acquired for approximately $31 million, Helix Energy Limited, an Aberdeen, UK based provided of reservoir and well technology services to the upstream oil and gas industry with offices in London, Kuala Lampur (Malaysia) and Perth (Australia). This acquisition will be accounted for as a purchase with the acquisition price allocated to the assets and liabilities acquired based upon their estimated fair values.
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
Convertible Senior Notes
     On March 30, 2005, the Company issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”) at 100% of the principal amount to certain qualified institutional buyers. The Company also incurred financing costs of approximately $8.1 million (included in other assets, net, in the accompanying condensed consolidated balance sheet) which will be amortized over the life of the debt agreement. The Convertible Senior Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 15.56 shares of CDI common stock per $1,000 of principal amount of the Convertible Senior Notes. This ratio results in an initial conversion price of approximately $64.27 per share. The Company may redeem the Convertible Senior Notes on or after December 20, 2012. Beginning with the period commencing on December 20, 2012 to June 14, 2013 and for each six-month period thereafter, in addition to the stated interest rate of 3.25% per annum, the Company will pay contingent interest of 0.25% of the market value of the Convertible Senior Notes if, during specified testing periods, the average trading price of the Convertible Senior Notes exceeds 120% or more of the principal value. In addition, holders of the Convertible Senior Notes may require the Company to repurchase the notes at 100% of the principal amount on each of December 15, 2012, 2015, and 2020, and upon certain events.
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
     Shares underlying the Convertible Senior Notes were not included in the calculation of diluted earnings per share because the Company’s share price as of September 30, 2005, was below the conversion price of approximately $64.27 per share. As a result, there would be no premium over the principal amount, which is paid in cash, so no shares would be issued on conversion. The maximum number of shares of common stock which may be issued upon conversion of the Convertible Senior Notes is 6,651,885. In addition to the 6,651,885 shares of common stock registered, the Company registered an indeterminate number of shares of common stock issuable upon conversion of the Convertible Senior Notes by means of an antidilution adjustment of the conversion price pursuant to the terms of the Convertible Senior Notes. Proceeds from the offering were used for general corporate purposes including a capital contribution of $72 million (made in March 2005) to Deepwater Gateway, L.L.C. to enable it to repay its term loan, $163.5 million related to the ERT acquisition of the Murphy properties in June 2005 and approximately $85.4 million for the Torch vessels acquired in August 2005.
MARAD Debt
     The MARAD debt is payable in equal semi-annual installments which began in August 2002 and matures 25 years from such date. We made two payments during each of the nine months ended September 30, 2005 and 2004 totaling $4.3 million and $2.9 million, respectively. The MARAD Debt is collateralized by the Q4000, with Cal Dive guaranteeing 50% of the debt, and initially bore interest at a floating rate which approximated AAA Commercial Paper yields plus 20 basis points. As provided for in the MARAD Debt agreements in September 2005, the Company fixed the interest rate on the debt through the issuance of a 4.93% fixed-rate note with the same maturity date (February 2027). In accordance with the MARAD Debt agreements, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2005, we were in compliance with these covenants.
     In September 2005, the Company entered into an interest rate swap agreement with a bank. The swap was designated as a cash flow hedge of a forecasted transaction in anticipation of the refinancing of the MARAD Debt from floating rate debt to fixed-rate debt that closed on September 30, 2005. The interest rate swap agreement totaled an aggregate notional amount of $134.9 million with a fixed interest rate of 4.695%. On September 30, 20005, the Company terminated the interest rate swap and received cash proceeds of approximately $1.5 million representing a gain on the interest rate differential. This gain will be deferred and amortized over the remaining life of the MARAD Debt as an adjustment to interest expense.
Revolving Credit Facility
     The Company had a $70 million revolving credit facility originally due in February 2005. This facility was collateralized by accounts receivable and certain of the Company’s Marine Contracting vessels. This facility was cancelled and terminated in August 2004 and replaced by the $150 million revolving credit facility described below.

     In August 2004, the Company entered into a four year, $150 million revolving credit facility with a syndicate of banks, with Bank of America, N.A. as administrative agent and lead arranger. The amount available under the facility may be increased to $250 million at any time upon the agreement of the Company and existing or additional lenders. The credit facility is secured by the stock in certain Company subsidiaries and contains a negative pledge on assets. The facility bears interest at LIBOR plus 75-175 basis points depending on Company leverage and contains financial covenants relative to the Company’s level of debt to EBITDA, as defined in the credit facility, fixed charge coverage and book value of assets coverage. As of September 30, 2005, the Company was in compliance with these covenants and there was no outstanding balance under this facility.
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
     During the first nine months of 2005 and 2004, we made payments of $2.1 million and $2.6 million respectively, on capital leases relating to Canyon. The only other financing activity during the nine months ended September 30, 2005 and 2004 involved the exercise of employee stock options ($7.2 million and $9.5 million, respectively).
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

     The following table summarizes our contractual cash obligations as of September 30, 2005 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More than
	Total (A)	1 Year	1-3 Years	3-5 Years	5 Years
Convertible Senior Notes	$300,000	$—	$—	$—	$300,000
MARAD debt	134,927	3,641	7,837	8,638	114,811
Revolving debt	—	—	—	—	—
Capital leases	7,588	2,925	4,663	—	—
Acquisition of businesses (B)	—	—	—	—	—
Investments in Independence Hub, LLC	37,300	35,000	2,300	—	—
Drilling and development costs	39,000	39,000	—	—	—
Operating leases	15,011	4,803	2,694	2,251	5,263

Total cash obligations	$533,826	$85,369	$17,494	$10,889	$420,074

(A)	Excludes guarantee of performance related to the construction of the Independence Hub platform under Independence Hub, LLC (estimated to be immaterial at September 30, 2005) and unsecured letters of credit outstanding at September 30, 2005 totaling $3.7 million. These letters of credit primarily guarantee various contract bidding and insurance activities.
(B)	In April 2005, the Company announced that it had reached agreement (subject to certain regulatory approvals) to acquire certain assets of Stolt Offshore for approximately $123 million. See Note 19 in the accompanying condensed consolidated financial statements. Further, in November 2005, the Company agreed to acquire Helix for approximately $31 million. See Note 19 in the accompanying condensed consolidated financial statements.
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
Interest Rate Risk
     Because none of the Company’s outstanding debt at September 30, 2005 was based on floating rates, changes in interest would, assuming all other things equal, have a minimal impact on the fair market value of the debt instruments.
Commodity Price Risk
     The Company has utilized derivative financial instruments with respect to a portion of 2005 and 2004 oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. The Company does not enter into derivative or other financial instruments for trading purposes.
     As of September 30, 2005, the Company has the following volumes under derivative contracts related to its oil and gas producing activities:

		Average Monthly	Weighted Average
Production Period	Instrument Type	Volumes	Price
Crude Oil:

October – December 2005	Collar	120 MBbl	$41.08 – $60.81
January – December 2006	Collar	75 MBbl	$40.00 - $65.80
January – December 2007	Collar	50 MBbl	$40.00 - $62.15

Natural Gas:

October – December 2005	Collar	625,000 MMBtu	$5.64 - $9.15
January – December 2006	Collar	300,000 MMBtu	$6.00 - $9.40
     Changes in NYMEX oil and gas strip prices would, assuming all other things being equal, caused the fair value of these instruments to increase or decrease inversely to the change in NYMEX prices.
Foreign Currency Exchange Rates
     Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to Cal Dive International Limited). The functional currency for Cal Dive International Limited is the applicable local currency (British Pound). Although the revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations also generally are denominated in the same currency. The impact of exchange rate fluctuations during each of the three and nine months ended September 30, 2005 and 2004, respectively, did not have a material effect on reported amounts of revenues or net income.
     Assets and liabilities of Cal Dive International Limited are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income in the shareholders’ equity section of our balance sheet. Approximately 9% of our assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded unrealized losses of $1.3 million and $8.0 million, respectively, to our equity account in the three and nine months ended September 30, 2005 and gains of $546,000 and $1.8 million, respectively, to our equity account in the three and nine months ended September 30, 2004. Beginning in 2004, deferred taxes have not been provided on foreign currency translation adjustments since the Company considers its undistributed earnings (when applicable) of its non-U.S. subsidiaries to be permanently reinvested.
     Canyon Offshore, the Company’s ROV subsidiary, has operations in the United Kingdom and Southeast Asia sectors. Canyon conducts the majority of its operations in these regions in U.S. dollars which it considers the functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the statements of operations. These amounts for the three and nine months ended September 30, 2005 and 2004, respectively, were not material to the Company’s results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
     See Part I, Item I, Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS
Exhibit 2.1 Bond Purchase Agreement dated September 27, 2005, between Cal Dive I-Title XI, Inc. and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on October 6, 2005 (the “October Form 8-K”)
Exhibit 4.1 Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the October Form 8-K
Exhibit 4.2 Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.2 to the October Form 8-K
Exhibit 4.3 Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.3 to the October Form 8-K
Exhibit 4.4 Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.4 to the October Form 8-K
Exhibit 4.5 Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.5 to the October Form 8-K
Exhibit 4.6 Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027 (filed as Exhibit A to Exhibit 4.5)
Exhibit 4.7 Form of Third Amended and Restated Promissory Note to United States of America, incorporated by reference to Exhibit 4.7 to the October Form 8-K
Exhibit 4.8 Amendment to Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc., S&H Diving LLC and SCS Shipping Limited, as Sellers, dated November 2, 2005, incorporated by reference to Exhibit 1.01 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on November 4, 2005.
Exhibit 10.1 Employment Agreement by and between Cal Dive International, Inc. and Bart H. Heijermans, effective as of September 1, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on September 1, 2005
Exhibit 15.1 — Independent Registered Public Accounting Firm’s Acknowledgement Letter
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

CAL DIVE INTERNATIONAL, INC.
Date: November 8, 2005	By:	/s/ Owen Kratz
Owen Kratz
Chairman and Chief Executive Officer

Date: November 8, 2005	By:	/s/ A. Wade Pursell
A. Wade Pursell
Senior Vice President and Chief Financial Officer

Exhibit Index
Exhibit 2.1 Bond Purchase Agreement dated September 27, 2005, between Cal Dive I-Title XI, Inc. and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on October 6, 2005 (the “October Form 8-K”)
Exhibit 4.1 Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the October Form 8-K
Exhibit 4.2 Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.2 to the October Form 8-K
Exhibit 4.3 Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.3 to the October Form 8-K
Exhibit 4.4 Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.4 to the October Form 8-K
Exhibit 4.5 Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.5 to the October Form 8-K
Exhibit 4.6 Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027 (filed as Exhibit A to Exhibit 4.5)
Exhibit 4.7 Form of Third Amended and Restated Promissory Note to United States of America, incorporated by reference to Exhibit 4.7 to the October Form 8-K
Exhibit 4.8 Amendment to Asset Purchase Agreement by and between Cal Dive International, Inc., as Buyer, and Stolt Offshore Inc., S&H Diving LLC and SCS Shipping Limited, as Sellers, dated November 2, 2005, incorporated by reference to Exhibit 1.01 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on November 4, 2005
Exhibit 10.1 Employment Agreement by and between Cal Dive International, Inc. and Bart H. Heijermans, effective as of September 1, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on September 1, 2005
Exhibit 15.1 — Independent Registered Public Accounting Firm’s Acknowledgement Letter
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