Form 10-K/A
period 2006-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2007-06-18
CIK 866829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 1
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
The number of shares of the registrant’s Common Stock outstanding as of May 31, 2007 was 91,321,577.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders held on May 7, 2007, are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K/A

EXPLANATORY NOTE
     Helix Energy Solutions Group, Inc. (“Helix”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 that was originally filed on March 1, 2007 (the “Original 10-K”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:
•	Item 1A. Risk Factors, revised to change the title of the risk factor “Estimates of our oil and gas reserves, future cash flows and abandonment costs may be significantly incorrect” to “Estimates of crude oil and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material changes in those conditions, or other factors affecting those assumptions, could impair the quantity and value of our crude oil and natural gas reserves.” We also deleted the word “substantially” from the fifth sentence of the applicable revised risk factor. We also expanded our risk factor “Reserve replacement may not offset depletion;”

•	Item 2. Properties “– Summary of Natural Gas and Oil Reserve Data,” revised to add disclosures related to production, reserves, nature of our interest, location and status of development for our principal fields. We also enhanced our disclosures relating to the methodology used in the determination of proved reserves and the scope of the engineering audit by our independent petroleum engineers (Huddleston & Co., Inc. “Huddleston”);

•	Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operation “— Results of Operations,” revised to indicate the direct operating expenses included in the breakout of our Oil and Gas operating expenses table includes production taxes. We also referenced our disclosures in our “—Critical Accounting Estimates and Policies” relating to the engineering audit and the preparation of reserve data to Item 2; and

•	Item 8. Financial Statements and Supplementary Data, revised to provide enhanced disclosures relating to the methodology used in the determination of proved reserves and the scope of the engineering audit by our independent petroleum engineers.
     Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of each affected item, as amended, is included herein. Unaffected items have not been repeated in this amendment. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to Helix and its subsidiaries.
Forward Looking Statements
     The statements included or incorporated by reference in this amended Annual Report on Form 10-K for the year ended December 31, 2006 (this “Annual Report”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
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
     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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
Estimates of crude oil and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material changes in those conditions, or other factors affecting those assumptions, could impair the quantity and value of our crude oil and natural gas reserves.
     This Annual Report contains estimates of our proved oil and gas reserves and the estimated future net cash flows therefrom based upon reports for the years ended December 31, 2006 and 2005, audited by our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to oil and gas prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and gas reserves may vary from those estimated in these reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. You should not assume that the present value of future net cash flows from our proved reserves referred to in this Annual Report is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. In addition, if costs of abandonment are materially greater than our estimates, they could have an adverse effect on financial position, cash flows and results of operations.
Reserve replacement may not offset depletion.
     Oil and gas properties are depleting assets. We replace reserves through acquisitions, exploration and exploitation of current properties. Approximately 74% of our proved reserves at December 31, 2006 are PUDs and PDNP. Further, our proved producing reserves at December 31, 2006 are expected to experience annual decline rates averaging nearly 40% over the next ten years. If we are unable to acquire additional properties or if we are unable to find additional reserves through exploration or exploitation of our properties, our future cash flows from oil and gas operations could decrease.
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
     As of December 31, 2006, we have approximately $1.5 billion of indebtedness outstanding. The significant level of combined indebtedness may have an adverse effect on our future operations, including:
•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	increasing our exposure to rising interest rates because a portion of our borrowings are at variable interest rates;

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service debt obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to expand our business through capital expenditures or pursuit of acquisition opportunities due to negative covenants in senior secured credit facilities that place annual and aggregate limitations on the types and amounts of investments that we may make, and limit our ability to use proceeds from asset sales for purposes other than debt repayment (except in certain circumstances where proceeds will be reinvested under criteria defined by our credit agreements) .

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

Divestitures in 2006
     In December 2006, we contributed the assets of our Shelf Contracting segment into CDI, our then wholly owned subsidiary. CDI subsequently completed an initial public offering selling 22,173,000 shares of its common stock, which, together with shares issued to CDI employees immediately after the offering, reduced our ownership of CDI to 73.0%. CDI received net proceeds of $264.4 million from its initial public offering. All of the net proceeds were distributed to us as a dividend. In connection with the offering, CDI entered into a $250 million revolving credit facility. In December 2006, Cal Dive borrowed $201 million under the facility and distributed $200 million of the proceeds to us as a dividend. See “– Note 3 – Initial Public Offering of Cal Dive International, Inc.” in Item 8 for additional information.
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
     Further, in October 2006, we, along with Kommandor RØMØ A/S (“Kommandor RØMØ”), a Danish corporation, formed Kommandor, LLC (“Kommandor”), a Delaware limited liability company, to convert a ferry vessel into a dynamically-positioned minimal floating production system (see “—Production Facilities” below). Kommandor qualified as a variable interest entity (“VIE”) under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). We are the primary beneficiary of Kommandor. As a result, we have consolidated the results of Kommandor at December 31, 2006.
     Also in October 2006, we acquired a 58% interest in Seatrac Pty Ltd. (“Seatrac”) for total consideration of approximately $12.7 million (including $180,000 of transaction costs), with approximately $9.1 million paid to existing shareholders and $3.4 million for subscription of new Seatrac shares (see “Note 6 – Other Acquisitions” in Item 8. Financial Statements and Supplementary Data for a detailed discussion of Seatrac). We changed the name of the entity to Well Ops SEA Pty Ltd.
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

OUR VESSELS
Listing of Vessels, Barges and ROVs Related to Contracting Services Operations(1)

		Placed				DP or
	Flag	in	Length		SAT	Anchor	Crane Capacity
	State	Service(2)	(Feet)	Berths	Diving	Moored	(tons)

SHELF CONTRACTING (CAL DIVE INTERNATIONAL, INC.):

Pipelay—
DLB 801(3)	Panama	1/2006	351	230	Capable	Anchor	815
Brave	U.S.	11/2005	275	80	—	Anchor	30 and 50
Rider	U.S.	11/2005	275	80	—	Anchor	50

Saturation Diving—
							5; 4.3; 92/43;
DP DSV Eclipse	Bahamas	3/2002	367	109	X	DP	20.4 A-Frame
							40; 15 ; 10;
DP DSV Kestrel	Vanuatu	9/2006	323	80	X	DP	Hydralift HLR 308
DP DSV Mystic Viking	Bahamas	6/2001	253	60	X	DP	50
DP MSV Uncle John	Bahamas	11/1996	254	102	X	DP	2×100
DSV American Constitution	Panama	11/2005	200	46	X	4 point	20.41
DSV Cal Diver I	U.S.	7/1984	196	40	X	4 point	20
DSV Cal Diver II	U.S.	6/1985	166	32	X	4 point	40 A-Frame
DSV Carrier (4)	Vanuatu	—	270	36	Capable	4 point	—
DSV Midnight Star(5)	Vanuatu	6/2006	197	42	—	4 point	20 and 40

Surface Diving—
American Diver	U.S.	11/2005	105	22	—	—	—
American Liberty	U.S.	11/2005	110	22	—	—	1.588
Cal Diver IV	U.S.	3/2001	120	24	—	—	—
DSV American Star	U.S.	11/2005	165	30	—	4 point	9.072
DSV American Triumph	U.S.	11/2005	164	32	—	4 point	13.61
DSV American Victory	U.S.	11/2005	165	34	—	4 point	9.072
DSV Cal Diver V	U.S.	9/1991	166	34	—	4 point	20 A-Frame
DSV Dancer	U.S.	3/2006	173	34	—	4 point	30
DSV Mr. Fred	U.S.	3/2000	166	36	—	4 point	25
Fox	U.S.	10/2005	130	42	—	—	—
Mr. Jack	U.S.	1/1998	120	22	—	—	10
Mr. Jim	U.S.	2/1998	110	19	—	—	—
Polo Pony	U.S.	3/2001	110	25	—	—	—
Sterling Pony	U.S.	3/2001	110	25	—	—	—
White Pony	U.S.	3/2001	116	25	—	—	—

CONTRACTING SERVICES:

Pipelay—
Caesar(6)	Vanuatu	1/2006	482	220	—	DP	300 and 36
Express	Vanuatu	8/2005	520	132	—	DP	500 and 120
Intrepid	Bahamas	8/1997	381	50	—	DP	400
Talisman	U.S.	11/2000	195	14	—	—	—

Well Operations—

							160 and 360; 600
Q4000(7)	U.S.	4/2002	312	135	Capable	DP	Derrick
Seawell	U.K.	7/2002	368	129	X	DP	130

Robotics—
27 ROVs and 4 Trenchers(8)	—	Various	—	—	—	—	—
Northern Canyon(9)	Bahamas	6/2002	276	58	—	DP	50

(1)	Under government regulations and our insurance policies, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping, or ABS, Bureau Veritas, or BV, Det Norske Veritas, or DNV, Lloyds Register of Shipping, or Lloyds, and the U.S. Coast Guard, or USCG. The ABS, BV, DNV and Lloyds are classification societies used by ship owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.

(2)	Represents the date we placed the vessel in service and not the date of commissioning.

(3)	The DLB 801 was purchased in January 2006 and a 50% interest in the vessel was subsequently sold to an unaffiliated purchaser that same month. The vessel is now under a 10-year charter lease agreement with the purchaser of the 50% interest. The charter lease agreement includes an option by the purchasers to purchase our 50% interest in the vessel beginning in January 2009.

(4)	Held for sale at December 31, 2006. The vessel was sold in January 2007.

(5)	Expected to be converted in the second or third quarter of 2007 to full saturation diving capabilities.

(6)	Currently under conversion into a deepwater pipelay asset by late 2007.

(7)	Expected to add drilling capabilities on the vessel in mid-2007.

(8)	Average age of our fleet of ROVs and trenchers is approximately 4.01 years.

(9)	Leased.
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
     We incur routine drydock, inspection, maintenance and repair costs pursuant to Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter in other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels. The Q4000 is subject to a mortgage that secures the MARAD financing guarantees as described in Item 8. Financial Statements and Supplementary Data “– Note 10 – Long-term Debt.”

SUMMARY OF NATURAL GAS AND OIL RESERVE DATA
     We employ full-time experienced reserve engineers and geologists who are responsible for determining proved reserves in conformance with SEC guidelines. Engineering reserve estimates were prepared by us based upon our interpretation of production performance data and sub-surface information derived from the drilling of existing wells. Our internal reservoir engineers and independent petroleum engineers analyzed 100% of our United States oil and gas fields on an annual basis (140 fields as of December 31, 2006). We consider any field with discounted future net revenues of 1% or greater of the total discounted future net revenues of all our fields to be significant. An “engineering audit,” as we use the term, is a process involving an independent petroleum engineering firm’s (Huddleston) extensive visits, collection and examination of all geologic, geophysical, engineering and economic data requested by the independent petroleum engineering firm. Our use of the term “engineering audit” is intended only to refer to the collective application of the procedures which Huddleston was engaged to perform and may be defined and used differently by other companies.
     The engineering audit of our reserves by the independent petroleum engineers involves their rigorous examination of our technical evaluation, interpretation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Our internal reservoir engineers interpret this data to determine the nature of the reservoir and ultimately the quantity of proved oil and gas reserves attributable to a specific property. Our proved reserves in this Annual Report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices, or the related production equipment/facility capacity. Huddleston also examined our estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.
     In the conduct of the engineering audit, Huddleston did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties or sales of production. However, if in the course of the examination something came to the attention of Huddleston which brought into question the validity or sufficiency of any such information or data, Huddleston did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Furthermore, in instances where decline curve analysis was not adequate in determining proved producing reserves, Huddleston performed volumetric analysis, which included the analysis of production and pressure data. Each of the PUDs analyzed by Huddleston included volumetric analysis, which took into consideration recovery factors relative to the geology of the location and similar reservoirs. Where applicable, Huddleston examined data related to well spacing, including potential drainage from offsetting producing wells in evaluating proved reserves for un-drilled well locations.
     The engineering audit by Huddleston included 100% of our producing properties together with a percentage of our non-producing and undeveloped properties. Properties for analysis were selected by us and Huddleston based on discounted future net revenues. All of our significant properties were included in the engineering audit and such audited properties constituted 83% of the total discounted future net revenues. Huddleston audited approximately 81% of our total reserve base in the United States, including what was deemed to be the most valuable properties. Huddleston audited 76% of proved developed reserves and 85% of the proved undeveloped reserves totaling 81% of both categories combined. Huddleston also analyzed the methods utilized by us in the preparation of all of the estimated reserves and revenues. Huddleston represents in its audit report that they believe our methodologies are consistent with the methodologies required by the SEC, Society of Petroleum Engineers (“SPE”) and FASB. There were no limitations imposed, nor limitations encountered by us or Huddleston.

     The table below sets forth information, as of December 31, 2006, with respect to estimates of net proved reserves. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

	As of December 31, 2006
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
United States:
Gas (Bcf)	156	138	294
Oil (MMBbls)	13	23	36

Total (Bcfe)	236	276	512

United Kingdom:
Gas (Bcf)	—	24	24
Oil (MMBbls)	—	—	—

Total (Bcfe)	—	24	24

Total:
Gas (Bcf)	156	162	318
Oil (MMBbls)	13	23	36

Total (Bcfe)	236	300	536

     For additional information regarding estimates of oil and gas reserves, including estimates of proved and proved developed reserves, the standardized measure of discounted future net cash flows, and the changes in discounted future net cash flows, see “Item 8. Financial Statements and Supplementary Data “– Note 20 – Supplemental Oil and Gas Disclosures.”
Significant Oil and Gas Properties
     Our oil and gas properties consist primarily of interests in developed and undeveloped oil and gas leases. As of December 31, 2006, we had exploration, development and production operations in the United States, primarily in the Gulf of Mexico. In December 2006, we acquired the Camelot field, located in the North Sea. This is our only oil and gas property in the United Kingdom.

     Our U.S. operations accounted for 100% of our 2006 production and approximately 96% of total proved reserves at December 31, 2006 (74% of such total reserves are PUDs and PDNP). Further, our proved producing reserves at December 31, 2006 are expected to experience annual decline rates averaging nearly 40% over the next ten years. The following table provides a brief description of our domestic and international oil and gas properties we consider most significant to us at December 31, 2006:

		Net Total
		Proved	Net Proved		2006 Net		Expected
	Development	Reserves	Reserves Mix		Production	Average	First
	Location	(Bcfe)	Oil%	Gas %	(Bcfe)	WI%	Production
United States Offshore:
Deepwater
Phoenix(1)	U.S. GOM	47	79%	21%	—	100%	2008
Tiger(2)	U.S. GOM	13	—	100%		40%	Producing
Gunnison(3)	U.S. GOM	31	46%	54%	10	19%	Producing
Bass Lite(4)	U.S. GOM	18	—	100%	—	17.5%	2008
Devil’s Island(5)	U.S. GOM	21	73%	27%	—	94%	2008
Outer Continental Shelf
East Cameron 346	U.S. GOM	43	80%	20%	3	75%	Producing
West Cameron 170	U.S. GOM	25	28%	72%	1	55%	Producing
South Marsh Island 130	U.S. GOM	16	72%	28%	6	100%	Producing
South Timbalier 86/63	U.S. GOM	24	47%	53%	3	95%	Producing
United States – Onshore:
Parker Creek	Mississippi	17	99%	1%	1	67%	Producing
United Kingdom Offshore(6)	UK Offshore	24	—	100%	—	100%	2007

(1)	Green Canyon blocks 236, 237, 238 and 282.

(2)	Green Canyon block 195.

(3)	An outside operated property comprised of Garden Banks blocks 625, 667, 668 and 669.

(4)	Atwater Valley block 426.

(5)	Garden Banks block 344.

(6)	Consists of our only property in the United Kingdom, Camelot.
United States Offshore
  Deepwater
     We have proved reserves of approximately 130 Bcfe in five fields in the Gulf of Mexico Deepwater which comprised approximately 24% of our total proved reserves as of December 31, 2006. The working interests in these fields range from 17.5% to 100%. We are the operator of two of the five fields, which comprised approximately 52% of our Deepwater proved reserves (approximately 13% of total proved reserves). Gunnison has been producing since December 2003. The Tiger field began production in late December 2006. Our net production in Deepwater totaled approximately ten Bcfe in 2006. We continue to be active in Deepwater with an ongoing exploration and development program.
  Outer Continental Shelf
     We have proved reserves of approximately 358 Bcfe in over 100 fields in the Gulf of Mexico on the OCS which comprised approximately 67% of total proved reserves as of December 31, 2006. Our net production on the OCS totaled approximately 38 Bcfe in 2006. The working interests in our OCS fields range from 3% to 100%. Our largest field based on proved reserves is East Cameron 346, with approximately 12% of OCS reserves (approximately 8% of total proved reserves). No other individual OCS field comprised over 5% of total proved reserves. We are the operator of 52% of our OCS proved reserves. We continue to be active on the OCS with an ongoing exploration and development program. Based on current market conditions, we plan to drill over 20 wells on the OCS in 2007.

United States Onshore
     We have proved reserves of approximately 24 Bcfe in over 20 onshore fields in Mississippi, Alabama, Louisiana and Texas, with net production totaling approximately one Bcfe in 2006. Our U.S. onshore proved reserves comprised approximately 4% of total proved reserves as of December 31, 2006. The working interests in our onshore properties range from 7% to 94%. We are not the operator of most of the onshore fields. One onshore non-operated field (Parker Creek) in Mississippi comprised over 70% of our U.S. onshore reserves, but only approximately 3% of our total proved reserves. There are no significant developments scheduled for the onshore fields.
United Kingdom Offshore
     In December 2006, we acquired the Camelot field (100%), located in the North Sea. This is our only oil and gas property in the United Kingdom.
Production, Price and Cost Data
     Production, price and cost data for our oil and gas operations in the United States are as follows:

	Year Ended December 31,
	2006	2005	2004
Production:
Gas (Bcf)	28	18	26
Oil (MMBbls)	3	3	3

Total (Bcfe)	48	33	42

Average sales prices realized (including hedges):
Gas (per Mcf)	$7.86	$8.08	$5.76
Oil (per Bbl)	$60.41	$49.15	$33.92
Total (per Mcfe)	$8.79	$8.13	$5.72

Average production cost per Mcfe	$1.85	$1.71	$0.95
Average depletion and amortization per Mcfe	$2.79	$2.14	$1.66
     As we acquired Camelot in December 2006 (which was not then producing), we had no oil and gas production in the United Kingdom in 2006.
Productive Wells
     The number of productive oil and gas wells in which we held interest as of December 31, 2006 is as follows:

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
United States – Offshore	145	107	155	71	300	178
United States – Onshore	24	8	75	15	99	23

Total	169	115	230	86	399	201

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

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Not producing (shut-in)	267	205	299	141	566	346
Developed and Undeveloped Acreage
     The developed and undeveloped acreage (including both leases and concessions) that we held at December 31, 2006 is as follows:

	Undeveloped		Developed
	Gross	Net	Gross	Net
United States –
Offshore	625,100	393,870	711,189	378,731
Onshore	9,470	6,956	20,914	7,040

Total United States	634,570	400,826	732,103	385,771

United Kingdom – offshore	34,842	34,842	—	—

Total	669,412	435,668	732,103	385,771

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
Properties and Facilities Summary

Location	Function	Size
Houston, Texas	Helix Energy Solutions Group, Inc.	85,000 square feet
Corporate Headquarters, Project Management, and Sales Office
Cal Dive International, Inc.
Corporate Headquarters, Project Management, and Sales Office
Energy Resource Technology GOM, Inc.
Corporate Headquarters
Well Ops Inc.
Corporate Headquarters, Project Management, and Sales Office
Kommandor LLC(1)
Corporate Headquarters

Houston, Texas	Canyon Offshore, Inc.	27,000 square ft.
Corporate, Management and Sales Office

Dallas, Texas	Energy Resource Technology GOM, Inc.	25,000 square ft.
Dallas Office

Port of Iberia, Louisiana	Cal Dive International, Inc.(2)	23 acres
	Operations, Offices and Warehouse	(Buildings: 68,602 square feet)

Fourchon, Louisiana	Cal Dive International, Inc. (2)	10 acres
	Marine, Operations, Living Quarters	(Buildings: 2,300 square feet)

New Orleans, Louisiana	Cal Dive International, Inc. (2)	2,724 square feet
Sales Office

Dubai, United Arab Emirates	Cal Dive International, Inc. (2)	12,916 square feet
Sales Office and Warehouse

Aberdeen (Dyce), Scotland	Well Ops (U.K.) Limited	3.9 acres
	Corporate Offices and Operations	(Building: 42,463 square ft.)
Canyon Offshore Limited
Corporate Offices, Operations and Sales Office

Aberdeen (Westhill), Scotland	Helix RDS Limited	11,333 square ft.
Corporate Offices
ERT (UK) Limited
Corporate Offices

London, England	Helix RDS Limited	3,365 square ft.
Corporate Offices

Kuala Lumpur, Malaysia	Helix RDS Sdn Bhd	2,227 square ft.
Corporate Offices

Perth, Australia	Cal Dive International, Inc. (2)	28,738 square feet
Operations, Offices and Project Management

Perth, Australia	Well Ops SEA Pty Ltd(3)	1.0 acre
	Corporate Offices	(Building: 12,040 square feet)

Location	Function	Size
Perth, Australia	Helix RDS Pty Ltd	8,202 square ft.
Corporate Offices
Helix ESG Pty Ltd.
Corporate Offices

Rotterdam, The Netherlands	Helix Energy Solutions BV	6,620 square ft.
Corporate Offices

Singapore	Cal Dive International, Inc. (2)	29,772 square feet
Marine, Operations, Offices, Project
Management and Warehouse

Singapore	Canyon Offshore International Corp	13,180 square ft.
Corporate, Operations and Sales
Well Ops PTE Ltd
Corporate Headquarters

(1)	Kommandor LLC is a joint venture in which we owned 50% at December 31, 2006. Kommandor is included in our consolidated results as of December 31, 2006.

(2)	Cal Dive International, Inc. is our Shelf Contracting subsidiary, of which we owned 73.0% at December 31, 2006.

(3)	At December 31, 2006, we owned 58% of Well Ops SEA Pty Ltd.

PART II

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
Results of Operations
     Our operations are conducted through the following lines of businesses: contracting services operations and oil and gas operations. We have disaggregated our contracting services operations into three reportable segments in accordance with SFAS 131. As a result, our reportable segments consist of the following: Contracting Services (formerly known as Deepwater Contracting), Shelf Contracting, Oil and Gas (formerly known as Oil and Gas Production) and Production Facilities. Contracting Services operations include services such as deepwater pipelay, well operations, robotics and reservoir and well tech services. Shelf Contracting operations consist of assets deployed primarily for diving-related activities and shallow water construction. See Item 8. Financial Statements and Supplementary Data “—Note 3 – Initial Public Offering of Cal Dive International, Inc.” for discussion of initial public offering of CDI common stock (represented by the Shelf Contracting segment). All material intercompany transactions between the segments have been eliminated in our consolidated results of operations.

Comparison of Years Ended 2006 and 2005
     The following table details various financial and operational highlights for the periods presented:

	Year Ended December 31,		Increase/
	2006	2005	(Decrease)
Revenues (in thousands) –
Contracting Services	$485,246	$328,315	$156,931
Shelf Contracting	509,917	223,211	286,706
Oil and Gas	429,607	275,813	153,794
Intercompany elimination	(57,846)	(27,867)	(29,979)

	$1,366,924	$799,472	$567,452

Gross profit (in thousands) –
Contracting Services	$138,516	$69,381	$69,135
Shelf Contracting	222,530	71,215	151,315
Oil and Gas	162,386	142,476	19,910
Intercompany elimination	(8,024)	—	(8,024)

	$515,408	$283,072	$232,336

Gross Margin –
Contracting Services	29%	21%	8 pts
Shelf Contracting	44%	32%	12 pts
Oil and Gas	38%	52%	(14) pts
Total company	38%	35%	3 pts

Number of vessels(1)/ Utilization(2) –
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
Oil and Gas information–
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

     Presenting the expenses of our Oil and Gas segment on a cost per Mcfe of production basis normalizes for the impact of production gains/losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items in total (in thousands) and on this basis with barrels of oil converted to Mcfe at a ratio of one barrel to six Mcf:

	Year Ended December 31,
	2006		2005
	Total	Per Mcfe	Total	Per Mcfe
Oil and gas operating expenses(1):
Direct operating expenses(2)	$50,930	$1.05	$26,997	$0.82
Workover	11,462	0.24	9,668	0.29
Transportation	3,174	0.07	3,814	0.12
Repairs and maintenance	13,081	0.27	6,030	0.18
Overhead and company labor	10,492	0.22	9,726	0.30

Total	$89,139	$1.85	$56,235	$1.71

Depletion and amortization	$134,967	$2.79	$70,637	$2.14

(1)	Excludes exploration expense of $43.1 million and $6.5 million for the years ended December 31, 2006 and 2005, respectively. Exploration expense is not a component of lease operating expense.

(2)	Includes production taxes.
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

Comparison of Years Ended 2005 and 2004
     The following table details various financial and operational highlights for the periods presented:

	Year Ended December 31,		Increase/
	2005	2004	(Decrease)
Revenues (in thousands) –
Contracting Services	$328,315	$197,688	$130,627
Shelf Contracting	223,211	126,546	96,665
Oil and Gas	275,813	243,310	32,503
Intercompany elimination	(27,867)	(24,152)	(3,715)

	$799,472	$543,392	$256,080

Gross profit (in thousands) –
Contracting Services	$69,381	$11,142	$58,239
Shelf Contracting	71,215	25,516	45,699
Oil and Gas	142,476	135,427	7,049
Intercompany elimination	—	(173)	173

	$283,072	$171,912	$111,160

Gross Margin –
Contracting Services	21%	6%	15 pts
Shelf Contracting	32%	20%	12 pts
Oil and Gas	52%	56%	(4)pts
Total company	35%	32%	3 pts

Number of vessels(1)/ Utilization(2) –
Contracting Services:
Pipelay	2/86%	1/72%
Well operations	2/84%	2/80%
ROVs	30/69%	22/51%
Shelf Contracting	23/65%	17/52%

(1)	Represents number of vessels as of the end the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of calendar days in the applicable period.
     Intercompany segment revenues during the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Year Ended December 31,		Increase/
	2005	2004	(Decrease)
Contracting Services	$26,431	$22,246	$4,185
Shelf Contracting	1,436	1,906	(470)

	$27,867	$24,152	$3,715

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
Oil and Gas information–
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

     Presenting the expenses of our Oil and Gas segment on a cost per Mcfe of production basis normalizes for the impact of production gains/losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items in total (in thousands) and on this basis with barrels of oil converted to Mcfe at a ratio of one barrel to six Mcf:

	Year Ended December 31,
	2005		2004
	Total	Per Mcfe	Total	Per Mcfe
Oil and gas operating expenses(1):
Direct operating expenses(2)	$26,997	$0.82	$19,030	$0.46
Workover	9,668	0.29	3,111	0.07
Transportation	3,814	0.12	3,898	0.09
Repairs and maintenance	6,030	0.18	5,173	0.12
Overhead and company labor	9,726	0.30	8,198	0.21

Total	$56,235	$1.71	$39,410	$0.95

Depletion and amortization	$70,637	$2.14	$69,046	$1.66

(1)	Excludes exploration expense of $6.5 million for the year ended December 31, 2005. We had no exploration expenses in 2004. Exploration expense is not a component of lease operating expense.

(2)	Includes production taxes.
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
Liquidity and Capital Resources
Overview
The following tables present certain information useful in the analysis of our financial condition and liquidity for the periods presented (in thousands):

	2006	2005
Net working capital	$310,524	$120,388
Long-term debt(1)	1,454,469	440,703
(1)	Long-term debt does not include current maturities portion of the long-term debt as amount is included in net working capital.

	Year Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$514,036	$242,432	$226,807
Investing activities	$(1,379,930)	$(499,925)	$(132,562)
Financing activities	$978,260	$288,066	$(40,037)
     Our primary cash needs are to fund capital expenditures to allow the growth of our current lines of business and to repay outstanding borrowings and make related interest payments. Historically, we have funded our capital program, including acquisitions, with cash flows from operations, borrowings under credit facilities and use of project financing along with other debt and equity alternatives. Some of the significant financings, and corresponding uses, during 2006 were as follows:
•	In July 2006, we borrowed $835 million in a term loan (“Term Loan”) and entered into a new $300 million revolving credit facility. The proceeds of the Term Loan were used to fund the cash portion of the acquisition of Remington. We also issued 13,032,528 shares of our common stock to the

Remington shareholders. See “Note 10 – Long-Term Debt” in Item 8. Financial Statements and Supplementary Data for additional information.

•	In December 2006, we completed an IPO of our Shelf Contracting business segment (Cal Dive International, Inc.), selling 26.5% of that company and receiving pre-tax net proceeds of $264.4 million. We may sell additional shares of CDI common stock in the future. Proceeds from the offering were used for general corporate purposes, including the repayment of $71.0 million of our revolving credit facility. See “Note 3 – Initial Public Offering of Cal Dive, International, Inc.” in Item 8. Financial Statements and Supplementary Data for additional information.

•	In connection with the IPO, CDI Vessel Holdings LLC (“CDI Vessel”), a subsidiary of CDI, entered into a secured credit facility for up to $250 million in revolving loans under a five-year revolving credit facility. During December 2006, CDI Vessel borrowed $201 million under the revolving credit facility and distributed $200 million of those proceeds to us as a dividend. CDI expects to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes (see “Note 10 – Long-term Debt” in Item 8. Financial Statements and Supplementary Data for a detailed discussion of CDI’s credit facilities). We do not have access to the unused portion of CDI’s revolving credit facility.

•	In October 2006, we invested $15 million for a 50% interest in Kommandor, a Delaware limited liability company, to convert a ferry vessel into a dynamically-positioned minimal floating production system. We have consolidated the results of Kommandor in accordance with FIN 46. For additional information, see Item 8. Financial Statements and Supplementary Data “– Note 9 – Consolidated Variable Interest Entities.” We have named the vessel Helix Producer I.

•	Also in October 2006, we acquired a 58% interest in Seatrac for total consideration of approximately $12.7 million (including $180,000 of transaction costs), with approximately $9.1 million paid to existing shareholders and $3.4 million for subscription of new Seatrac shares (see “Note 6 – Other Acquisitions” in Item 8. Financial Statements and Supplementary Data for a detailed discussion of Seatrac). We changed the name of the entity to Well Ops SEA Pty Ltd.

•	In 2006, our Board of Directors also authorized us to discretionarily purchase up to $50 million of our common stock in the open market. In October and November 2006, we purchased approximately 1.7 million shares under this program for a weighted average price of $29.86 per share, or $50.0 million.
     Some of the significant financings and corresponding uses during 2005 and 2004 were as follows:
•	In March 2005, we issued $300 million of 3.25% Convertible Senior Notes due 2025 (“Convertible Senior Notes”). Proceeds from the offering were used for general corporate purposes including a capital contribution of $72 million (made in March 2005) to Deepwater Gateway to enable it to repay its term loan and to fund the acquisitions described below. For additional information on the terms of the Convertible Senior Notes, see “Note 10 – Long- term Debt” in Item 8. Financial Statements and Supplementary Data.

•	In June 2005, we were the high bidder for seven vessels in a bankruptcy auction, including the Express, and a portable saturation system for approximately $85.9 million, including certain costs incurred related to the transaction.

•	In November 2005, we closed the transaction to purchase the diving assets of Acergy that operate in the Gulf of Mexico for approximately $46.1 million. In addition, we purchased the DLB 801 and Kestrel for approximately $78.2 million were closed in the first quarter of 2006 when these assets completed their work campaigns in Trinidadian waters.

•	In June 2005, we acquired a mature property package on the Gulf of Mexico shelf from Murphy Oil Corporation (“Murphy”). The acquisition cost included both cash ($163.5 million) and the assumption of the abandonment liability from Murphy of approximately $32.0 million (a non-cash investing activity).

•	In June 2004, the preferred stockholder of our cumulative convertible preferred stock exercised its right and purchased an additional $30 million of cumulative convertible preferred stock. As a result, total convertible preferred stock outstanding increased to $55 million. Proceeds from this sale were used for general corporate purposes. For additional information on our preferred stock, see “Note 12 – Convertible Preferred Stock” in Item 8. Financial Statements and Supplementary Data.

•	In August 2004, we entered into a four-year, $150 million revolving credit facility. We cancelled this credit facility on June 30, 2006 and replaced it with the aforementioned $300 million revolving credit facility.
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
     In 2007, we expect to make $77 million of interest payments, excluding the effect of interest rate swaps. In addition, we expect to make preferred dividend payments totaling approximately $3.8 million in 2007. As of December 31, 2006, we had $300 million of available borrowing capacity under our credit facilities, and CDI had $49 million of available borrowing under its revolving credit facility. See “Note 10 – Long-term Debt” in Item 8. Financial Statements and Supplementary Data for additional information related to our long-term debts, including our obligations under capital commitments.
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

	Year Ended December 31,
	2006	2005	2004
Capital expenditures:
Contracting services	$(130,938)	$(90,037)	$(21,016)
Shelf contracting	(38,086)	(32,383)	(1,792)
Oil and gas(1)	(282,318)	(238,698)	(27,315)
Production facilities	(17,749)	(369)	—
Acquisition of businesses, net of cash acquired:
Remington Oil and Gas Corporation(2)	(772,244)	—	—
Acergy US. Inc. (3)	(78,174)	(66,586)	—
Fraser Diving International Ltd. (3)	(21,954)	—	—
Seatrac (3)	(10,571)	—	—
Kommandor LLC	(5,000)	—	—
(Purchases) sale of short-term investments	(285,395)	30,000	(30,000)
Investments in production facilities	(27,578)	(111,060)	(32,206)
Distributions from equity investments, net(4)	—	10,492	—
Increase in restricted cash	(6,666)	(4,431)	(20,133)
Affiliate loan to OTSL	—	(1,500)	—
Proceeds from sale of subsidiary stock	264,401	—	—
Proceeds from sale of properties	32,342	5,617	(100)
Other, net	—	(970)	—

Cash used in investing activities	$(1,379,930)	$(499,925)	$(132,562)

(1)	Includes approximately $38.3 million of capital expenditures related to exploratory dry holes in 2006. For additional information, see Item 8. Financial Statements and Supplementary Data “– Note 5.”

(2)	For additional information related to the Remington acquisition, see Item 8. Financial Statements and Supplementary Data “– Note 4.”

(3)	For additional information related to the Acergy, Fraser and Seatrac acquisitions, see Item 8. Financial Statements and Supplementary Data “– Note 6.”

(4)	Distributions from equity investments is net of undistributed equity earnings from our investments. Gross distributions from our equity investments are detailed below.
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
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual cash obligations as of December 31, 2006 and the scheduled years in which the obligation are contractually due (in thousands):

		Less Than			More Than
	Total (1)	1 year	1-3 Years	3-5 Years	5 Years
Convertible Senior Notes(2)	$300,000	$—	$—	$—	$300,000
Term Loan	832,900	8,400	16,800	16,800	790,900
MARAD debt	131,286	3,823	8,228	9,069	110,166
CDI Revolving Credit Facility	201,000	—	—	201,000	—
Loan notes	11,146	11,146	—	—	—
Capital leases	4,024	2,519	1,505	—	—
Investments in Independence Hub, LLC(3)	4,268	4,268	—	—	—
Drilling and development costs	138,900	130,100	8,800	—	—
Property and equipment(4)	172,504	172,504	—	—	—
Operating leases	62,958	32,205	20,652	5,421	4,680
Other(6)	9,624	6,859	2,765	—	—

Total cash obligations	$1,868,610	$371,824	$58,750	$232,290	$1,205,746

(1)	Excludes unsecured letters of credit outstanding at December 31, 2006 totaling $5.3 million. These letters of credit primarily guarantee various contract bidding, insurance activities and shipyard commitments.

(2)	Maturity 2025. Can be converted prior to stated maturity if closing sale price of Helix’s common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the closing price on that 30th trading day (i.e. $38.56 per share) and under certain triggering events as specified in the indenture governing the Convertible Senior Notes. To the extent we do not have alternative long-term financing secured to cover the conversion, the Convertible Senior Notes would be classified as a current liability in the accompanying balance sheet. As of December 31, 2006, no conversion triggers were met.

(3)	Excludes guaranty of performance related to the construction of the Independence Hub platform under Independence Hub, LLC (estimated to be immaterial at December 31, 2006). Under the guaranty agreement with Enterprise, we and Enterprise guarantee performance under the Independence Hub Agreement between Independence Hub and the producers group of exploration and production companies up to $426 million, plus applicable attorneys’ fees and related expenses. See Item 8. Financial Statements and Supplementary Data “– Note 8” for additional information.

(4)	Costs incurred as of December 31, 2006 and additional property and equipment commitments at December 31, 2006 consisted of the following (in thousands):

	Costs	Costs	Total
	Incurred	Committed	Project Cost
Caesar conversion	$15,014	$52,157	$110,000
Q4000 upgrade	15,300	18,966	40,000
Well Enhancer construction	19,443	87,343	160,000
Helix Producer I conversion	16,789	14,038	160,000

Total	$66,546	$172,504	$470,000

(5)	Operating leases included facility leases and vessel charter leases. Vessel charter lease commitments at December 31, 2006 were approximately $40.2 million.

(6)	Other consisted of scheduled payments pursuant to 3-D seismic license agreements.
     Contingencies
     In December 2005 and in May 2006, our Oil and Gas segment received notice from the MMS that the price threshold was exceeded for 2004 oil and gas production and for 2003 gas production, respectively, and that royalties are due on such production notwithstanding the provisions of the DWRRA.

As of December 31, 2006, we have approximately $42.6 million accrued for the related royalties and interest. See Item 8. Financial Statements and Supplementary Data “—Note 17” for a detailed discussion of this contingency.
Critical Accounting Estimates and Policies
     Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. For a detailed discussion on the application of our accounting policies, see Item 8. Financial Statements and Supplementary Data “– Notes to Consolidated Financial Statements – Note 2”
Revenue Recognition
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
Goodwill and Other Intangible Assets
     We test for the impairment of goodwill and other indefinite-lived intangible assets on at least an annual basis. We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, such as earnings multiples and comparable asset market values. We completed our annual goodwill impairment test as of November 1, 2006. Goodwill of $707.6 million was related to our Oil and Gas segment as of December 31, 2006. The goodwill was attributable to the Remington acquisition. Goodwill of $88.3 million and $73.9 million was related to our Contracting Services segment as of December 31, 2006 and 2005, respectively. Goodwill of $26.7 million and $27.8 million was related to our Shelf Contracting segment as of December 31, 2006 and 2005, respectively. None of our goodwill was impaired based on the impairment test performed as of November 1, 2006. See Item 8. Financial Statements and Supplementary Data “—Note 2 – Summary of Significant Accounting Policies” for goodwill and intangible assets related to the acquisitions. We will continue to test our goodwill and other indefinite-lived intangible assets annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Income Taxes
     Deferred income taxes are based on the difference between financial reporting and tax bases of assets and liabilities. We utilize the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We consider the undistributed earnings of our principal non-U.S. subsidiaries to be permanently reinvested. At December 31, 2006, our principal non-U.S. subsidiaries had accumulated earnings and profits of approximately $20.3 million. We have not provided deferred U.S. income tax on the accumulated earnings and profits. See “—Note 11 – Income Taxes” in Item 8. Financial Statements and Supplementary Data included herein for discussion of net operating loss carry forwards and deferred income taxes.
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

     We follow the successful efforts method of accounting for our interests in oil and gas properties. Under the successful efforts method, the costs of successful wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Capitalized costs of producing oil and gas properties are depleted to operations by the unit-of-production method based on proved developed oil and gas reserves on a field-by-field basis as determined by our engineers. Costs incurred relating to unsuccessful exploratory wells are expensed in the period the drilling is determined to be unsuccessful (see “—Exploratory Drilling Costs” below).
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
Estimated Proved Oil and Gas Reserves
     The evaluation of our oil and gas reserves is critical to the management of our oil and gas operations. Decisions such as whether development of a property should proceed and what technical methods are available for development are based on an evaluation of reserves. These oil and gas reserve quantities are also used as the basis for calculating the unit-of-production rates for depreciation, depletion and amortization, evaluating impairment and estimating the life of our producing oil and gas properties in our decommissioning liabilities. Our proved reserves are classified as either proved developed or proved undeveloped. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include reserves expected to be recovered from new wells from undrilled proven reservoirs or from existing wells where a significant major expenditure is required for completion and production. We prepare all of our reserve information, and our independent petroleum engineers audit, the estimates of our oil and gas reserves presented in this report (U.S. reserves only) based on guidelines promulgated under generally accepted accounting principles in the United States. See detailed description of our use of the term “engineering audit” and our process of preparing reserve estimates in Item 2. Properties “—Summary of Natural Gas and Oil Reserve Data.” Our proved reserves in this Annual Report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices, or production equipment/facility capacity.
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
     As of December 31, 2006 and 2005, capitalized deferred drydock charges (described in “Note 7 – Detail of Certain Accounts” in Item 8. Financial Statements and Supplementary Data) totaled $26.4 million and $18.3 million, respectively. During the years ended December 31, 2006, 2005 and 2004, drydock amortization expense was $12 million, $8.9 million and $4.9 million, respectively. We expect drydock amortization expense to increase in future periods since there was only limited amortization expense associated with the vessels we acquired in the Torch and Acergy acquisitions during the year ended December 31, 2006.
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
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 47, which expresses an unqualified opinion on management’s assessment and on the effectiveness of Company’s internal control over financial reporting as of December 31, 2006.

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
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Helix Energy Solutions Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helix Energy Solutions Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
/s/ ERNST & YOUNG LLP
Houston, Texas
February 28, 2007

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$206,264	$91,080
Short-term investments	285,395	—
Accounts receivable —
Trade, net of allowance for uncollectible accounts of $982 and $585	287,875	197,046
Unbilled revenue	82,834	31,012
Other current assets	61,532	52,915

Total current assets	923,900	372,053

Property and equipment	2,721,362	1,259,014
Less — Accumulated depreciation	(508,904)	(342,652)

	2,212,458	916,362
Other assets:
Equity investments	213,362	179,844
Goodwill, net	822,556	101,731
Other assets, net	117,911	90,874

	$4,290,187	$1,660,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,067	$99,445
Accrued liabilities	199,650	138,464
Income taxes payable	147,772	7,288
Current maturities of long-term debt	25,887	6,468

Total current liabilities	613,376	251,665

Long-term debt	1,454,469	440,703
Deferred income taxes	436,544	167,295
Decommissioning liabilities	138,905	106,317
Other long-term liabilities	6,143	10,584

Total liabilities	2,649,437	976,564

Minority interests	59,802	—
Convertible preferred stock	55,000	55,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 90,628 and 77,694 shares issued	745,928	229,796
Retained earnings	752,784	408,748
Unearned compensation	—	(7,515)
Accumulated other comprehensive income (loss)	27,236	(1,729)

Total shareholders’ equity	1,525,948	629,300

	$4,290,187	$1,660,864

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net revenues:
Contracting services	$937,317	$523,659	$300,082
Oil and gas	429,607	275,813	243,310

	1,366,924	799,472	543,392

Cost of sales:
Contracting services	584,295	383,063	263,597
Oil and gas	267,221	133,337	107,883

	851,516	516,400	371,480

Gross profit	515,408	283,072	171,912

Gain on sale of assets	2,817	1,405	—
Selling and administrative expenses	119,580	62,790	48,881

Income from operations	398,645	221,687	123,031
Equity in earnings of investments	18,130	13,459	7,927
Gain on subsidiary equity transaction	223,134	—	—
Net interest expense and other	34,634	7,559	5,265

Income before income taxes	605,275	227,587	125,693
Provision for income taxes	257,156	75,019	43,034
Minority interest	725	—	—

Net income	347,394	152,568	82,659
Preferred stock dividends	3,358	2,454	2,743

Net income applicable to common shareholders	$344,036	$150,114	$79,916

Earnings per common share:
Basic	$4.07	$1.94	$1.05

Diluted	$3.87	$1.86	$1.03

Weighted average common shares outstanding:
Basic	84,613	77,444	76,409

Diluted	89,874	82,205	79,062

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

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

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$347,394	$152,568	$82,659
Adjustments to reconcile net income to net cash provided by operating activities	—	—	—
Depreciation and amortization	193,647	110,683	104,405
Asset impairment charge	—	790	3,900
Dry hole expense	38,335	—	—
Equity in earnings of investments, net of distributions	(1,879)	(2,851)	(469)
Amortization of deferred financing costs	2,277	1,126	1,344
Stock compensation expense	9,364	1,406	—
Deferred income taxes	57,235	42,728	42,046
Excess tax benefit from stock-based compensation	(2,660)	4,402	2,128
Gain on subsidiary equity transaction	(223,134)	—	—
(Gain) loss on sale of assets	(2,817)	(1,405)	100
Minority interest	725	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(67,211)	(107,163)	(17,397)
Other current assets	9,969	(6,997)	(23,294)
Income tax payable	142,949	5,384	771
Accounts payable and accrued liabilities	39,551	59,241	42,521
Other noncurrent, net	(29,709)	(17,480)	(11,907)

Net cash provided by operating activities	514,036	242,432	226,807

Cash flows from investing activities:
Capital expenditures	(469,091)	(361,487)	(50,123)
Acquisition of businesses, net of cash acquired	(887,943)	(66,586)	—
(Purchases) sale of short-term investments	(285,395)	30,000	(30,000)
Investments in equity investments	(27,578)	(111,060)	(32,206)
Distributions from equity investments, net	—	10,492	—
Increase in restricted cash	(6,666)	(4,431)	(20,133)
Proceeds from sale of subsidiary stock	264,401	—	—
Proceeds from (payments on) sales of property	32,342	5,617	(100)
Other, net	—	(2,470)	—

Net cash used in investing activities	(1,379,930)	(499,925)	(132,562)

Cash flows from financing activities:
Borrowings under credit facilities	1,036,000	—	—
Repayment of credit facilities	(2,100)	—	—
Borrowings on Convertible Senior Notes	—	300,000	—
Sale of convertible preferred stock, net of transaction costs	—	—	29,339
Borrowings under MARAD loan facility	—	2,836	—
Repayment of MARAD borrowings	(3,641)	(4,321)	(2,946)
Borrowing under loan notes	5,000	—	—
Repayment on line of credit	—	—	(30,189)
Deferred financing costs	(11,839)	(11,678)	(4,550)
Repayments of term loan borrowings	—	—	(35,000)
Capital lease payments	(2,827)	(2,859)	(3,647)
Preferred stock dividends paid	(3,613)	(2,200)	(1,620)
Redemption of stock in subsidiary	—	(2,438)	(2,462)
Repurchase of common stock	(50,266)	—	—
Excess tax benefit from stock-based compensation	2,660	—	—
Exercise of stock options, net	8,886	8,726	11,038

Net cash provided by (used in) financing activities	978,260	288,066	(40,037)

Effect of exchange rate changes on cash and cash equivalents	2,818	(635)	556

Net increase in cash and cash equivalents	115,184	29,938	54,764
Cash and cash equivalents:
Balance, beginning of year	91,080	61,142	6,378

Balance, end of year	$206,264	$91,080	$61,142

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization
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
Note 2 – Summary of Significant Accounting Policies
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
     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format. Reclassifications of prior year information to current year presentation related primarily to the following:
•	reporting dry hole cost as a component of our exploration costs instead of as a component of depreciation, depletion and amortization costs on the statement of cash flows due to the significance of our oil and gas exploration activities as a result of our recent acquisition of Remington (see “—Note 5 – Oil and Gas Properties”);

•	reporting the purchase and sale of municipal auction rate securities from net cash provided by operating activities to net cash provided by (used in) investing activities for 2006, 2005 and 2004; and

•	reporting treasury stock outstanding as a component of common stock as of December 31, 2006, 2005 and 2004 as treasury stock is not legally recognized in Minnesota, our state of incorporation.
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
Statement of Cash Flow Information
     As of December 31, 2006 and 2005, we had $33.7 million and $27.0 million, respectively, of restricted cash (see “—Note 7 – Detail of Certain Accounts”) all of which was related to the escrow funds for decommissioning liabilities associated with the SMI 130 acquisition in 2002 by our Oil and Gas segment. Under the purchase agreement for those acquisitions, we were obligated to escrow 50% of production up to the first $20 million of escrow and 37.5% of production on the remaining balance up to $33 million in total escrow. We had fully escrowed the requirement as of December 31, 2006. We may use the restricted cash for decommissioning the related field.
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
     Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2006 and 2005, we had classified certain assets intended to be disposed of within a 12-month period as assets held for sale totaling approximately $700,000 and $7.9 million, respectively. Assets classified as held for sale are included in other current assets (see “—Note 7 — Detail of Certain Accounts”). Remaining assets held for sale were disposed of in January 2007.
     In March 2005, we completed the sale of certain Contracting Services property and equipment for $4.5 million that was previously included in assets held for sale. Proceeds from the sale consisted of $100,000 cash and a $4.4 million promissory note bearing interest at 6% per annum due in semi-annual installments beginning September 30, 2005 through March 31, 2010. In addition to the asset sale, we entered into a five-year services agreement with the purchaser whereby we have committed to provide the purchaser with a specified amount of services for its Gulf of Mexico fleet on an annual basis ($8 million per year). The measurement period related to the services agreement began with the twelve months ending June 30, 2006 and continues every six months until the contract ends on March 31, 2010. Further, the promissory note stipulates that should we not meet our annual services commitment, the purchaser can defer its semi-annual principal and interest payment for six months. We determined that the estimated gain on the sale of approximately $2.5 million should be deferred and recognized as the principal and interest payments are received from the purchaser over the term of the promissory note. As of December 31, 2006 and 2005, the balance of the outstanding receivable was $3.6 million and $4.0 million, respectively, and for the years ended December 31, 2006 and 2005, we recognized $216,000 and

$210,000, respectively, of partial gain on this sale.
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
     Properties Acquired from Business Combinations. Properties acquired through business combinations are recorded at their fair value. In determining the fair value of the proved and unproved properties, we prepare estimates of oil and gas reserves. We estimate future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at our estimates of future net revenues. For the fair value assigned to proved reserves, the future net revenues are discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the acquisition. To compensate for inherent risks of estimating and valuing unproved reserves, probable and possible reserves are reduced by additional risk weighting factors. See “—Note 4” for a detailed discussion of our acquisition of Remington.
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

	Contracting	Shelf
	Services	Contracting	Oil and Gas	Total
Balance at December 31, 2004	$69,220	$14,973	$—	$84,193
Acergy acquisition	—	12,841	—	12,841
Helix RDS acquisition	6,915	—	—	6,915
Tax and other adjustments	(2,218)	—	—	(2,218)

Balance at December 31, 2005	73,917	27,814	—	101,731
Remington acquisition	—	—	707,596	707,596
Seatrac acquisition	7,415	—	—	7,415
Acergy acquisition adjustment	—	(1,148)	—	(1,148)
Helix RDS acquisition adjustment	2,634	—	—	2,634
Tax and other adjustments	4,328	—	—	4,328

Balance at December 31, 2006	$88,294	$26,666	$707,596	$822,556

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
     As of December 31, 2006 and 2005, capitalized deferred drydock charges (included in Other Assets, Net, see “—Note 7 — Detail of Certain Accounts”) totaled $26.4 million and $18.3 million, respectively. During the years ended December 31, 2006, 2005 and 2004, drydock amortization expense was $12.0 million, $8.9 million and $4.9 million, respectively.
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
Derivative Instruments and Hedging Activities
     We are currently exposed to market risk in three major areas: commodity prices, interest rates and foreign currency exchange risks. Our price risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures primarily related to our oil and gas production, variable interest rate exposure and foreign exchange currency risks. All derivatives are reflected in our balance sheet at fair value, unless otherwise noted.
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
     Hedge ineffectiveness related to cash flow hedges was a loss of $1.8 million, net of taxes of $951,000 in 2005 as reported in that period’s earnings as a reduction of oil and gas productive revenues. Hedge ineffectiveness resulted from our inability to deliver contractual oil and gas production in 2005 due primarily to the effects of Hurricanes Katrina and Rita. No hedge ineffectiveness related to our commodity hedges were recognized in 2006 and 2004.
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
Interest Rate Hedge
     As the rates for our Term Loan are subject to market influences and will vary over the term of the credit agreement, we entered into various cash flow hedging interest rate swaps to stabilize cash flows relating to a portion of our interest payments for our Term Loan. The interest rate swaps were effective October 3, 2006. These interest rate swaps qualify for hedge accounting. See "—Note 10 — Long-Term Debt” below for a detailed discussion of our Term Loan. The aggregate fair value of the hedge instruments was a net liability of $531,000 as of December 31, 2006. For the year ended December 31, 2006, these hedges were highly effective.
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
Accounting for Sales of Stock by Subsidiary
     We recognize a gain or loss upon the direct sale of equity by our subsidiaries if the sales price differs from our carrying amount, provided that the sale of such equity is not part of a broader corporate reorganization. See “—Note 3” for discussion of CDI’s initial public offering.
Consolidation of Variable Interest Entities
     Effective December 31, 2003, we adopted and applied the provisions of FIN 46 for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial, interests in the entity. See “—Note 9” related to our consolidated variable interest entities.

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

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term Loan(1)	$832,900	$834,462	$—	$—
Cal Dive Revolving Credit Facility(2)	201,000	201,000	—	—
Convertible Senior Notes(1)	300,000	378,780	300,000	433,695
MARAD Debt(3)	131,286	126,691	134,926	132,565
Loan Notes(4)	11,146	11,146	5,393	5,393

(1)	The fair values of these instruments were based on quoted market prices as of December 31, 2006 and 2005, if applicable.

(2)	The carrying value of the Cal Dive revolving credit facility approximates fair value as of December 31, 2006.

(3)	The fair value of the MARAD debt was determined by a third-party evaluation of the remaining average life and outstanding principal balance of the MARAD indebtedness as compared to other government guaranteed obligations in the market place with similar terms.

(4)	The carrying value of the loan notes approximates fair value as the maturity dates of these securities are less than one year.
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

Note 3 — Initial Public Offering of Cal Dive International, Inc.
     In December 2006, we contributed the assets of our Shelf Contracting segment into Cal Dive International, Inc., our then wholly owned subsidiary. Cal Dive subsequently sold 22,173,000 shares of its common stock in an initial public offering and distributed the net proceeds of $264.4 million to us as a dividend. In connection with the offering, CDI also entered into a $250 million revolving credit facility. In December 2006, Cal Dive borrowed $201 million under the facility and distributed $200 million of the proceeds to us as a dividend. For additional information related to the Cal Dive credit facilities, see “—Note 10 — Long-term Debt” below. We recognized an after-tax gain of $96.5 million, net of taxes of $126.6 million as a result of these transactions. We plan to use the proceeds for general corporate purposes.
     In connection with the offering, together with shares issued to CDI employees immediately after the offering, our ownership of CDI decreased to approximately 73.0%. Subject to market conditions, we may sell additional shares of Cal Dive common stock in the future.
     Further, in conjunction with the offering, the tax basis of certain CDI’s tangible and intangible assets was increased to fair value. The increased tax basis should result in additional tax deductions available to CDI over a period of two to five years. Under the Tax Matters Agreement with CDI, to the extent CDI generates taxable income sufficient to realize the additional tax deductions, it will be required to pay us 90% of the amount of tax savings actually realized from the step-up of the assets. As of December 31, 2006, we have a long-term receivable from CDI of approximately $11.3 million related to the Tax Matters Agreement. For additional information related to the Tax Matters Agreement, see “—Note 11 — Income Taxes”.
Note 4 — Acquisition of Remington Oil and Gas Corporation
     On July 1, 2006, we acquired 100% of Remington, an independent oil and gas exploration and production company headquartered in Dallas, Texas, with operations concentrated in the onshore and offshore regions of the Gulf Coast, for approximately $1.4 billion in cash and stock and the assumption of $349.6 million of liabilities. The merger consideration was 0.436 of a share of our common stock and $27.00 in cash for each share of Remington common stock. On July 1, 2006, we issued 13,032,528 shares of our common stock to Remington stockholders and funded the cash portion of the Remington acquisition (approximately $806.8 million) and transaction costs (approximately $18.5 million) through a credit agreement (see “—Note 10—Long-Term Debt” below).
     The Remington acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with excess being recorded in goodwill. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$154,336
Property and equipment	859,722
Goodwill	707,596
Other intangible assets(1)	6,800

Total assets acquired	$1,728,454

Current liabilities	$125,662
Deferred income taxes	201,317
Decommissioning liabilities (including current portion)	20,832
Other non-current liabilities	1,800

Total liabilities assumed	$349,611

Net assets acquired	$1,378,843

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
     The results of the Remington acquisition are included in the accompanying statements of operations since the date of purchase in our Oil and Gas segment . See pro forma combined operating results of the Company and the Remington acquisition for the years ended December 31, 2006 and 2005 in “—Note 6 — Other Acquisitions” below.
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
     In June 2005, we acquired a mature property package on the Gulf of Mexico shelf from Murphy —Oil Corporation (“Murphy”). The acquisition cost included both cash ($163.5 million) and the assumption of the estimated abandonment liability from Murphy of approximately $32.0 million (a non-cash investing activity). The acquisition represented essentially all of Murphy’s Gulf of Mexico Shelf properties consisting of eight operated and eleven non-operated fields. We estimated proved reserves of the acquisition to be approximately 75 Bcfe. The results of the acquisition are included in the accompanying statements of operations since the date of purchase. See pro forma combined operating results of the Company and the Murphy acquisition for the years ended December 31, 2006 and 2005 in “—Note 6 — Other Acquisitions” below.

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
2005
Torch Offshore, Inc.
     In a bankruptcy auction held in June 2005, we were the high bidder for seven vessels, including the Express, and a portable saturation system for approximately $85.9 million, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch. This transaction received regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, in August 2005 and subsequently closed. The total purchase price for the Torch vessels was approximately $85.9 million, including certain costs incurred related to the transaction. The acquisition was an asset purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values. All of the assets acquired, except for the Express (Contracting Services segment) are included in the Shelf Contracting segment. The results of the acquired vessels are included in the accompanying consolidated statements of operations since the date of the purchase, August 31, 2005.
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

Cash and cash equivalents	$3,417
Other current assets	9,786
Property and equipment, net	632
Intangibles with definite useful lives(1)	10,459
Trade name intangible(2)	6,309
Goodwill	9,549

Total assets acquired	$40,152

Accounts payable and accrued liabilities	$4,920
Deferred tax liability	2,532

Net assets acquired	$32,700

(1)	Intangibles with definite useful lives include the following:
•	$1.1 million of patented technology, which is amortized over 20 years on a straight-line basis, or approximately $56,800 per year;

•	$6.9 million of customer relationship, which is amortized over 12 years on a straight-line basis, or approximately $578,000 per year; and

•	$2.4 million of non-compete intangible asset, which is amortized over 3.5 years on a straight-line basis, or approximately $683,000 per year.
(2)	The trade name intangible has an indefinite useful life. It is not amortized, but is tested for impairment at least annually or when impairment indicators are present.
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
     Pro forma combined operating results of the Company and the Remington, Murphy and Acergy acquisitions for the years ended December 31, 2006 and 2005 were presented as if the acquisitions had been completed as of January 1, 2005. The unaudited pro forma combined results were as follows (in thousands, except per share data):

	Year Ended December 31,
	2006(1)	2005
Net revenues	$1,509,539	$1,337,648
Income before income taxes(2)	591,455	252,543
Net income(2)	337,885	168,316
Net income applicable to common shareholders(2)	334,527	165,862
Earnings per common share(2):
Basic	$3.67	$1.83
Diluted	$3.51	$1.77

(1)	Includes approximately $11.5 million of severance and incentive compensation expense, and approximately $20.6 million of non-cash stock compensation expense for vesting of stock options and restricted shares incurred by Remington in June 30, 2006.

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

     We made the following contributions to our equity investments during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Deepwater Gateway, L.L.C.(1)	$—	$72,000	$20,615
Independence Hub, LLC	25,578	39,060	10,585
OTSL(2)	—	8,400	—

Total	$25,578	$119,460	$31,200

(1)	Contribution made in the year ended December 31, 2005 related to Deepwater Gateway was for the repayment of our portion of the term loan for Deepwater Gateway. Upon repayment of the loan, our $7.5 million restricted cash in 2005 was released from escrow and the escrow agreement was terminated.

(2)	Includes non-cash contribution of the Witch Queen in 2005 of $6.7 million (net of $296,000 of transaction costs).
     We received the following distributions from our equity investments during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Deepwater Gateway, L.L.C.	$16,250	$21,100	$7,500
Independence Hub, LLC	—	—	—
OTSL	—	—	—

Total	$16,250	$21,100	$7,500

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
     The Term Loan and the Revolving Loans (together, the “Loans”) will, at our election, bear interest either in relation to Bank of America’s base rate or to LIBOR. The Term Loan or portions thereof bear interest at one, three or six month LIBOR at our election plus a margin of 2.00%. Our current election is to bear interest based on LIBOR. Our interest rate for year ended December 31, 2006 was approximately 7.4% (including the effects of our interest rate swaps). The Revolving Loans or portions thereof bearing interest at LIBOR will bear interest based on one, three or six month LIBOR at our election plus a margin ranging from 1.00% to 2.25%. Margins on the Revolving Loans will fluctuate in relation to the consolidated leverage ratio as provided in the Credit Agreement.
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
Cal Dive International, Inc. Revolving Credit Facility
     In November 2006, CDI entered into a five-year $250 million revolving credit facility with certain financial institutions. The loans mature in November 2011. Loans under this facility are non-recourse to Helix. Loans under the revolving credit facility may consist of loans bearing interest in relation to the Federal Funds Rate or to the lender’s base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as LIBOR Rate Loans. Assuming there is no event of default, Base Rate Loans will bear interest at a per annum rate equal to the base rate plus a margin ranging from 0% to 0.5%, while LIBOR Rate Loans will bear interest at the LIBOR rate plus a margin ranging from 0.625% to 1.75%.
     The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants. The covenants include restrictions on the CDI’s ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates CDI to meet minimum financial requirements specified in the agreement. At December 31, 2006, CDI was in compliance with all debt covenants. The credit facility is secured by vessel mortgages on five of CDI’s vessels, a pledge of all of the stock of all of CDI’s domestic subsidiaries and 65% of the stock of one of CDI’s foreign subsidiaries, and a security interest in, among other things, all of CDI’s equipment, inventory, accounts and general tangible assets.
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
     In connection with borrowings under our long-term debt financings described above, we paid deferred financing cost of $11.8 million and $8.8 million during the years ended December 31, 2006 and 2005, respectively. Deferred financing costs of $28.3 million and $18.7 million are included in Other Assets, Net (see “—Note 7 — Detail of Certain Accounts”) as of December 31, 2006 and 2005, respectively, and are being amortized over the life of the respective agreement.
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
Note 13— Employee Benefit Plans
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
Restricted Shares
     We grant restricted shares to members of our board of directors, key executives and selected management employees. Compensation cost for each award is the product of market value of each share and the number of shares granted. The following table summarizes information about our restricted shares during the years ended December 31, 2006 and 2005 (no restricted shares were granted prior to 2005):

	2006		2005
		Grant Date
		Fair		Grant Date
	Shares	Value(1)	Shares	Fair Value(1)
Restricted shares outstanding at beginning of year	384,902	$25.59	—	$—
Granted	497,450	$37.07	388,350	$25.56
Vested	(66,865)	$24.51	—	$—
Forfeited	(86,275)	$36.04	(3,448)	$21.86

Restricted shares outstanding at end of year,	729,212	$32.29	384,902	$25.59

(1)	Represents the average grant date market value, which is based on the quoted market price of the common stock on the business day prior to the date of grant.
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
     Included in these costs are costs related to the participation by CDI’s employees in our employee benefit plans through December 31, 2006, including employee medical insurance and a defined contribution 401(k) retirement plan. These costs were recorded as a component of operating expenses and were approximately $5.8 million, $3.3 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our defined contribution 401(k) retirement plan is further disclosed in “—Note 13”.
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
     Pursuant to the Corporate Services Agreement, each party agrees to provide specified services to the other party, including administrative and support services for the time period specified therein. Generally after we cease to own 50% or more of the total voting power of CDI common stock, all services may be terminated by either party upon 60 days notice, but a longer notice period is applicable for selected services. Each of the services shall be provided in exchange for a monthly charge as calculated for each service (based on relative revenues, number of users for a particular service, or other specified measure). In general, under the Corporate Services Agreement we provide CDI with services related to the tax, treasury, audit, insurance (including claims) and information technology functions; CDI provides us with services related to the human resources, training and orientation functions, and certain supply chain and environmental, health and safety services.
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
     Pursuant to the Tax Matters Agreement , we are generally responsible for all federal, state, local and foreign income taxes that are attributable to CDI for all tax periods ending on the IPO; CDI is generally responsible for all such taxes beginning after the IPO. In addition, the agreement provides that for a period of up to ten years, CDI is required to make annual payments to us equal to 90% of tax benefits derived by CDI from tax basis adjustments resulting from the “Boot” gain recognized by us as a result of the distributions made to us as part of the IPO transaction. See “—Note 11 — Income Taxes” for more detailed disclosure of the Tax Matters Agreement.
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
Insurance
     We carry Hull and Increased Value insurance which provides coverage for physical damage to an agreed amount for each vessel. The deductibles are based on the value of the vessel with a maximum deductible of $1.0 million on the Q4000 and $500,000 on the Intrepid, Seawell, Express and Kestrel. Other vessels carry deductibles between $250,000 and $350,000. We also carry Protection and Indemnity (“P&I”) insurance which covers liabilities arising from the operation of the vessels and General Liability insurance which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers’ Compensation. Offshore employees, including divers and tenders and marine crews, are covered by Maritime Employers Liability insurance policy which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $1.0 million annual aggregate. In addition to the liability policies named above, we carry various layers of Umbrella Liability for total limits of $300,000,000 excess of primary limits. Our self-insured retention on our medical and health benefits program for employees is

$130,000 per participant.
     We incur workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. Our insurers, legal counsel and we analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts accrued and receivable from insurance companies, above the applicable deductible limits, are reflected in Other Current Assets in the consolidated balance sheet. Such amounts were $3.6 million and $6.1 million as of December 31, 2006 and 2005, respectively. See related accrued liabilities at “—Note 7 — Detail of Certain Accounts”. We have not incurred any significant losses as a result of claims denied by our insurance carriers. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. Although there can be no assurance the amount of insurance we carry is sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business.
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
     Further, we, along with Kommandor RØMØ, have begun the conversion of a ferry vessel into a dynamically-positioned construction services vessel. Conversion of the vessel is expected to be completed in two phases. The first phase of the conversion is estimated to be approximately $60 million and is expected to be completed by the end of 2007. As of December 31, 2006, $16.8 million had been incurred related to the conversion (our portion was $8.4 million), with an additional $14.0 million committed. The second phase of the conversion into a minimal floating production system, Helix Producer I, is expected to be completed by mid 2008. Estimated cost of conversion for the second phase is approximately $100 million, in which we expect to fund 100%. See “—Note 9— Consolidated Variable Interest Entities” for a detailed discussion of Kommandor.
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
     We evaluate our performance based on income before income taxes of each segment. Segment assets are comprised of all assets attributable to the reportable segment. The majority of our Production Facilities segment (Deepwater Gateway and Independence Hub) are accounted for under the equity method of accounting. Our investment in Kommandor was consolidated in accordance with FIN 46 and is included in our Production Facilities segment.

     The following summarizes certain financial data by business segment:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues —
Contracting Services	$485,246	$328,315	$197,688
Shelf Contracting	509,917	223,211	126,546
Oil and Gas	429,607	275,813	243,310
Intercompany elimination	(57,846)	(27,867)	(24,152)

Total	$1,366,924	$799,472	$543,392

Income from operations —
Contracting Services	$90,454	$42,333	$(8,825)
Shelf Contracting(1)(2)	184,879	60,078	14,692
Oil and Gas	132,104	123,104	117,682
Production Facilities(3)	(1,051)	(977)	(345)
Intercompany elimination	(8,024)	—	(173)

Total	$398,362	$224,538	$123,031

Net interest expense and other —
Contracting Services(5)	$36,076	$8,571	$4,663
Shelf Contracting	(163)	(45)	—
Oil and Gas	(1,339)	(1,117)	602
Production Facilities	60	150	—

Total	$34,634	$7,559	$5,265

Equity in earnings of production facilities investments	$18,413	$10,608	$7,927

Income before income taxes —
Contracting Services(4)	$277,512	$33,762	$(13,488)
Shelf Contracting(1)(2)	185,042	60,123	14,692
Oil and Gas	133,443	124,221	117,080
Production Facilities(3)	17,302	9,481	7,582
Intercompany elimination	(8,024)	—	(173)

Total	$605,275	$227,587	$125,693

Provision for income taxes —
Contracting Services	$140,306	$9,949	$(7,574)
Shelf Contracting	65,710	21,009	5,166
Oil and Gas	45,084	40,734	42,787
Production Facilities	6,056	3,327	2,655

Total	$257,156	$75,019	$43,034

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Identifiable assets —
Contracting Services	$1,313,206	$736,852	$597,257
Shelf Contracting	452,153	277,446	145,226
Oil and Gas	2,282,715	478,522	229,083
Production Facilities	242,113	168,044	67,192

Total	$4,290,187	$1,660,864	$1,038,758

Capital expenditures —
Contracting Services	$130,938	$90,037	$21,016
Shelf Contracting	38,086	32,383	1,792
Oil and Gas	282,318	238,698	27,315
Production Facilities	45,327	111,429	32,206

Total	$496,669	$472,547	$82,329

Depreciation and amortization —
Contracting Services	$34,165	$25,102	$20,227
Shelf Contracting(1)	24,515	15,734	19,032
Oil and Gas	134,967	70,637	69,046

Total	$193,647	$111,473	$108,305

(1)	Included pre-tax $790,000 and $3.9 million of asset impairment charges in 2005 and 2004, respectively.

(2)	Included $(487,000) and $2.8 million equity in (losses) earnings from investment in OTSL in 2006 and 2005, respectively.

(3)	Represents selling and administrative expense of Production Facilities incurred by us. See Equity in Earnings of Production Facilities investments for earnings contribution.

(4)	Includes pre-tax gain of $223.1 million related to the initial public offering of CDI common stock and transfer of debt through dividend distributions from CDI.

(5)	Includes interest expense related to the Term Loan. The Proceeds from the Tem Loan were used to fund the cash portion of the Remington acquisition.

     Intercompany segment revenues during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Contracting Services	$42,585	$26,431	$22,246
Shelf Contracting	15,261	1,436	1,906

Total	$57,846	$27,867	$24,152

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

     See “—Note 2—Summary of Significant Accounting Policies” for a detailed discussion regarding our accounting policy on Accounts Receivable and Allowance for Uncollectible Accounts.
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

	United	United
	States	Kingdom	Total
Year Ended December 31, 2006—
Property acquisition costs:
Proved properties	$770,307	$365	$770,672
Unproved properties	105,519	—	105,519

Total property acquisition costs	875,826	365	876,191

Exploration costs	143,459	—	143,459
Development costs(1)	159,688	—	159,688
Asset retirement cost	32,863	7,579	40,442

Total costs incurred	$1,211,836	$7,944	$1,219,780

Year Ended December 31, 2005—
Property acquisition costs:
Proved properties	$183,837	$—	$183,837
Unproved properties	—	—	—

Total property acquisition costs	183,837	—	183,837

Exploration costs	5,728	—	5,728
Development costs(1)	67,193	—	67,193
Asset retirement cost	36,119	—	36,119

Total costs incurred	$292,877	$—	$292,877

Year Ended December 31, 2004—
Property acquisition costs:
Proved properties	$—	$—	$—
Unproved properties	—	—	—

Total property acquisition costs	—	—	—

Exploration costs	—	—	—
Development costs(1)	38,171	—	38,171
Asset retirement cost	202	—	202

Total costs incurred	$38,373	$—	$38,373

(1)	Development costs include costs incurred to obtain access to proved reserves to drill and equip development wells. Development costs also include costs of developmental dry holes.
Results of Operations for Oil and Gas Producing Activities

	United	United
	States	Kingdom	Total
Year Ended December 31, 2006—
Revenues	$429,607	$—	$429,607
Production (lifting) costs	89,139	—	89,139
Exploration expenses(2)	43,115	—	43,115
Depreciation, depletion, amortization and accretion	134,967	—	134,967
Gain on sale of oil and gas properties	2,248	—	2,248
Selling and administrative	27,645	4,885	32,530

Pretax income (loss) from producing activities	136,989	(4,885)	132,104
Income tax expense (benefit)	47,527	(2,443)	45,084

Results of oil and gas producing activities(1)	$89,462	$(2,442)	$87,020

Year Ended December 31, 2005—
Revenues	$275,813	$—	$275,813
Production (lifting) costs	56,235	—	56,235
Exploration expenses(2)	6,465	—	6,465
Depreciation, depletion, amortization and accretion	70,637	—	70,637
Selling and administrative	19,372	—	19,372

Pretax income from producing activities	123,104	—	123,104
Income tax expense	40,734	—	40,734

Results of oil and gas producing activities(1)	$82,370	$—	$82,370

Year Ended December 31, 2004—
Revenues	$243,310	$—	$243,310
Production (lifting) costs	39,410	—	39,410
Depreciation, depletion, amortization and accretion	69,046	—	69,046
Selling and administrative	17,789	—	17,789

Pretax income from producing activities	117,065	—	117,065
Income tax expense	42,787	—	42,787

Results of oil and gas producing activities(1)	$74,278	$—	$74,278

(1)	Excludes net interest expense and other.

(2)	See “—Note 5” for additional information related to the components of our exploration costs.
Estimated Quantities of Proved Oil and Gas Reserves
     We employ full-time experienced reserve engineers and geologists who are responsible for determining proved reserves in conformance with SEC guidelines. Engineering reserve estimates were prepared by us based upon our interpretation of production performance data and sub-surface information derived from the drilling of existing wells. Our internal reservoir engineers and independent petroleum engineers analyzed 100% of our United States oil and gas fields on an annual basis (140 fields as of December 31, 2006). We consider any field with discounted future net revenues of 1% or greater of the total discounted future net revenues of all our fields to be significant. An “engineering audit,” as we use the term, is a process involving an independent petroleum engineering firm’s (Huddleston) extensive visits, collection and examination of all geologic, geophysical, engineering and economic data requested by the independent petroleum engineering firm. Our use of the term “engineering audit” is intended only to refer to the collective application of the procedures which Huddleston was engaged to perform and may be defined and used differently by other companies.
     The engineering audit of our reserves by the independent petroleum engineers involves their rigorous examination of our technical evaluation, interpretation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Our internal reservoir engineers interpret this data to determine the nature of the reservoir and ultimately the quantity of proved oil and gas reserves attributable to a specific property. Our proved reserves in this Annual Report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices, or the related production equipment/facility capacity. Huddleston also examined our estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.
     In the conduct of the engineering audit, Huddleston did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties or sales of production. However, if in the course of the examination something came to the attention of Huddleston which brought into question the validity or sufficiency of any such information or data, Huddleston did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Furthermore, in instances where decline curve analysis was not adequate in determining proved producing reserves, Huddleston performed volumetric analysis, which included the analysis of production and pressure data. Each of the PUDs analyzed by Huddleston included volumetric analysis, which took into consideration recovery factors relative to the geology of the location and similar reservoirs. Where applicable, Huddleston examined data related to well spacing, including potential drainage from offsetting producing wells in evaluating proved reserves for un-drilled well locations.
     The engineering audit by Huddleston included 100% of the producing properties together with a percentage of the non-producing and undeveloped properties. Properties for analysis were selected by us and Huddleston based on discounted future net revenues. All of our significant properties were included in the engineering audit and such audited properties constituted 83% of the total discounted future net revenues. Huddleston audited approximately 81% of our total reserve base in the United States, including what was deemed to be the most valuable properties. Huddleston audited 76% of proved developed reserves and 85% of the proved undeveloped reserves totaling 81% of both categories combined. Huddleston also analyzed the methods utilized by us in the preparation of all of the estimated reserves and revenues. Huddleston’s audit report represents they believe our methodologies are consistent with the methodologies required by the SEC, SPE and FASB. There were no limitations imposed, nor limitations encountered by us or Huddleston.

     The following table presents our net ownership interest in proved oil reserves (MBbls):

	United	United
	States	Kingdom	Total
Total proved reserves at December 31, 2003	12,521	—	12,521
Revision of previous estimates	(1,412)	—	(1,412)
Production	(2,593)	—	(2,593)
Purchases of reserves in place	—	—	—
Sales of reserves in place	(1)	—	(1)
Extensions and discoveries	2,002	—	2,002

Total proved reserves at December 31, 2004	10,517	—	10,517

Revision of previous estimates	(403)	—	(403)
Production	(2,473)	—	(2,473)
Purchases of reserves in place	6,653	—	6,653
Sales of reserves in place	—	—	—
Extensions and discoveries	579	—	579

Total proved reserves at December 31, 2005	14,873	—	14,873

Revision of previous estimates	(607)	—	(607)
Production	(3,400)	—	(3,400)
Purchases of reserves in place	24,820	—	24,820
Sales of reserves in place	—	—	—
Extensions and discoveries	651	—	651

Total proved reserves at December 31, 2006(1)	36,337	—	36,337

Total proved developed reserves as of :
December 31, 2003	4,913	—	4,913
December 31, 2004	6,429	—	6,429
December 31, 2005	7,759	—	7,759
December 31, 2006	13,328	—	13,328

(1)	Proved reserves at December 31, 2006 includes approximately 17,573 MBbls acquired from the Remington acquisition.

     The following table presents our net ownership interest in proved gas reserves, including natural gas liquids (MMcf):

	United	United
	States	Kingdom	Total
Total proved reserves at December 31, 2003	74,660	—	74,660
Revision of previous estimates	(2,184)	—	(2,184)
Production	(25,957)	—	(25,957)
Purchases of reserves in place	—	—	—
Sales of reserves in place	(697)	—	(697)
Extensions and discoveries	7,382	—	7,382

Total proved reserves at December 31, 2004	53,204	—	53,204

Revision of previous estimates	(1,124)	—	(1,124)
Production	(18,137)	—	(18,137)
Purchases of reserves in place	91,089	—	91,089
Sales of reserves in place	—	—	—
Extensions and discoveries	11,041	—	11,041

Total proved reserves at December 31, 2005	136,073	—	136,073

Revision of previous estimates	4,678	—	4,678
Production	(27,949)	—	(27,949)
Purchases of reserves in place	169,375	23,634	193,009
Sales of reserves in place	—	—	—
Extensions and discoveries	12,212	—	12,212

Total proved reserves at December 31, 2006(1)	294,389	23,634	318,023

Total proved developed reserves as of :
December 31, 2003	45,773	—	45,773
December 31, 2004	36,362	—	36,362
December 31, 2005	55,321	—	55,321
December 31, 2006	156,251	—	156,251

(1)	Proved reserves at December 31, 2006 includes approximately 159,338 MMcf acquired from the Remington acquisition.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
     The following table reflects the standardized measure of discounted future net cash flows relating to our interest in proved oil and gas reserves:

	United	United
	States	Kingdom	Total
As of December 31, 2006—
Future cash inflows	$3,814,201	$173,520	$3,987,721
Future costs:
Production	(588,000)	(8,521)	(596,521)
Development and abandonment	(707,398)	(66,300)	(773,698)

Future net cash flows before income taxes	2,518,803	98,699	2,617,502
Future income tax expense	(776,120)	(53,791)	(829,911)

Future net cash flows	1,742,683	44,908	1,787,591
Discount at 10% annual rate	(416,738)	(9,910)	(426,648)

Standardized measure of discounted future net cash flows	$1,325,945	$34,998	$1,360,943

As of December 31, 2005—
Future cash inflows	$2,131,985	$—	$2,131,985
Future costs:
Production	(311,163)	—	(311,163)
Development and abandonment	(450,558)	—	(450,558)

Future net cash flows before income taxes	1,370,264	—	1,370,264
Future income tax expense	(433,335)	—	(433,335)

Future net cash flows	936,929	—	936,929
Discount at 10% annual rate	(209,867)	—	(209,867)

Standardized measure of discounted future net cash flows	$727,062	$—	$727,062

As of December 31, 2004—
Future cash inflows	$756,668	$—	$756,668
Future costs:
Production	(125,350)	—	(125,350)
Development and abandonment	(146,131)	—	(146,131)

Future net cash flows before income taxes	485,187	—	485,187
Future income tax expense	(144,263)	—	(144,263)

Future net cash flows	340,924	—	340,924
Discount at 10% annual rate	(54,185)	—	(54,185)

Standardized measure of discounted future net cash flows	$286,739	$—	$286,739

     Future cash inflows are computed by applying year-end prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of our derivative instruments. See the following table for base prices used in determining the standardized measure:

	United	United
	States	Kingdom	Total
Year Ended December 31, 2006—
Average oil price per Bbl	$59.75	$—	$59.75
Average gas prices per Mcf	$5.58	$7.23	$5.70

Year Ended December 31, 2005—
Average oil price per Bbl	$59.82	$—	$59.82
Average gas prices per Mcf	$9.13	$—	$9.13

Year Ended December 31, 2004—
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
     (b) Changes in internal control over financial reporting. There have been no changes, with exception of the items detailed below in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On July 1, 2006, we completed the acquisition of Remington Oil and Gas Corporation. We continue to integrate Remington’s historical internal controls over financial reporting into our own internal controls over financial reporting including the incorporation of new processes related to exploration activities (rather than just development activities) into our control structure. This ongoing integration may lead to our making additional changes in our internal controls over financial reporting in future fiscal periods.
     Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting thereon are set forth in Part II, Item 8 of this amendment on page 45 and page 47, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
     (1) Financial Statements.
     The following financial statements included on pages 44 through 98 in this amendment are for the fiscal year ended December 31, 2006.
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
4.3	Form of Common Stock certificate, incorporated by reference to Exhibit 4.7 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on June 30, 2006.

4.4	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000, incorporated by reference to Exhibit 4.4 to the 2001 Form 10-K.

4.5	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002, incorporated by reference to Exhibit 4.9 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

4.6	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002, incorporated by reference to Exhibit 4.4 to the Form S-3 files with the Securities and Exchange Commission on February 26, 2003.

4.7	First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Helix Energy Solutions Group, Inc. and Fletcher International, Ltd., incorporated by reference to Exhibit 10.1 to the 2003 Form 8-K.

4.8	Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26, 2002, incorporated by reference to Exhibit 4.12 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

4.9	First Amendment to Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated January 7, 2003, incorporated by reference to Exhibit 4.13 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

4.10	Second Amendment to Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated February 14, 2003, incorporated by reference to Exhibit 4.14 to the 2002 Form 10-K/A.

4.11	Lease with Purchase Option Agreement between Banc of America Leasing & Capital, LLC and Canyon Offshore Ltd. dated July 31, 2003 incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended September 30, 2003, filed by the registrant with the Securities and Exchange Commission on November 13, 2003.

4.12	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003, incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2004, filed by the registrant with the Securities Exchange Commission on March 16, 2005 (the “2004 10-K”).

4.13	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004 , incorporated by reference to Exhibit 4.13 to the 2004 10-K.

4.14	Indenture relating to the 3.25% Convertible Senior Notes due 2025 dated as of March 30, 2005, between Cal Dive International, Inc. and JPMorgan Chase Bank, National Association, as Trustee., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on April 4, 2005 (the “April 2005 8-K”).

4.15	Form of 3.25% Convertible Senior Note due 2025 (filed as Exhibit A to Exhibit 4.15).

4.16	Registration Rights Agreement dated as of March 30, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the April 2005 8-K.

4.17	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on October 6, 2005 (the “October 2005 8-K”).

4.18	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.2 to the October 2005 8-K.

4.19	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.3 to the October 2005 8-K.

4.20	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.4 to the October 2005 8-K.

4.21	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.5 to the October 2005 8-K.

4.22	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027 (filed as Exhibit A to Exhibit 4.21).

4.23	Form of Third Amended and Restated Promissory Note to United States of America, incorporated by reference to Exhibit 4.6 to the October 2005 8-K.

10.1	1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.

10.2	Employment Agreement between Owen Kratz and Company dated February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31, 1999 (the “1998 Form 10-K”).

10.3	Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to Exhibit 10.6 of the 1998 Form 10-K.

10.4	Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit 10.7 of the 2001 Form 10-K.

10.5	Helix 2005 Long Term Incentive Plan, including the Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on May 12, 2005.

10.6	Employment Agreement by and between Helix and Bart H. Heijermans, effective as of September 1, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on September 1, 2005.

10.7	Termination Agreement between James Lewis Connor, III and Company dated August 31, 2006 incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed by the registrant with the Securities and Exchange Commission on November 7, 2006 (the “2006 Form 10-Q”).

10.8	Employment Agreement between Alisa B. Johnson and Company dated September 18, 2006, incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q.

10.9†	Employment Letter from the Company to Robert P. Murphy dated December 21, 2006.

10.10†	Master Agreement between the Company and Cal Dive International, Inc. dated December 8, 2006.

10.11†	Tax agreement between the Company and Cal Dive International, Inc. dated December 14, 2006.

21.1†	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Huddleston & Co., Inc.

31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Principal Executive Officer.

31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Principal Financial Officer.

32.1**	Section 1350 Certification by Owen Kratz, Principal Executive Officer.

32.2**	Section 1350 Certification by A. Wade Pursell, Principal Financial Officer.

†	Filed with Original 10-K.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer

     June 18, 2007

INDEX TO EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger dated January 22, 2006, among Cal Dive International, Inc. and Remington Oil and Gas Corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A, filed by the registrant with the Securities and Exchange Commission on January 25, 2006 (the “Form 8-K/A”).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated January 24, 2006, by and among, Cal Dive International, Inc., Cal Dive Merger — Delaware, Inc. and Remington Oil and Gas Corporation, incorporated by reference to Exhibit 2.2 to the Form 8-K/A.

3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by registrant with the Securities and Exchange Commission on March 1, 2006.

3.2	Second Amended and Restated By-Laws of Helix, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on September 28, 2006.

3.3	Certificate of Rights and Preferences for Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on January 22, 2003 (the “2003 Form 8-K”).

3.4	Certificate of Rights and Preferences for Series A-2 Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by registrant with the Securities and Exchange Commission on June 28, 2004 (the “2004 Form 8-K”).

4.1	Credit Agreement dated July 3, 2006 by and among Helix Energy Solutions Group, Inc., and Bank of America, N.A., as administrative agent and as lender, together with the other lender parties thereto, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on July 5, 2006.

4.2	Participation Agreement among ERT, Helix Energy Solutions Group, Inc., Cal Dive/Gunnison Business Trust No. 2001-1 and Bank One, N.A., et. al., dated as of November 8, 2001, incorporated by reference to Exhibit 4.2 to Form 10-K for the fiscal year ended December 31, 2001, filed by the registrant with the Securities and Exchange Commission on March 28, 2002 (the “2001 Form 10-K”).

4.3	Form of Common Stock certificate, incorporated by reference to Exhibit 4.7 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on June 30, 2006.

4.4	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000, incorporated by reference to Exhibit 4.4 to the 2001 Form 10-K.

4.5	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002, incorporated by reference to Exhibit 4.9 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

4.6	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002, incorporated by reference to Exhibit 4.4 to the Form S-3 filed with the Securities and Exchange Commission on February 26, 2003.

4.7	First Amended and Restated Agreement dated January 17, 2003, but effective as of December 31, 2002, by and between Helix Energy Solutions Group, Inc. and Fletcher International, Ltd., incorporated by reference to Exhibit 10.1 to the 2003 Form 8-K.

4.8	Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated July 26, 2002, incorporated by reference to Exhibit 4.12 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

4.9	First Amendment to Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated January 7, 2003, incorporated by reference to Exhibit 4.13 to the Form 10-K/A filed with the Securities and Exchange Commission on April 8, 2003.

Exhibits
4.10	Second Amendment to Amended and Restated Credit Agreement among Cal Dive/Gunnison Business Trust No. 2001-1, Energy Resource Technology, Inc., Helix Energy Solutions Group, Inc., Wilmington Trust Company, a Delaware banking corporation, the Lenders party thereto, and Bank One, NA, as Agent, dated February 14, 2003, incorporated by reference to Exhibit 4.14 to the 2002 Form 10-K/A.

4.11	Lease with Purchase Option Agreement between Banc of America Leasing & Capital, LLC and Canyon Offshore Ltd. dated July 31, 2003 incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended September 30, 2003, filed by the registrant with the Securities and Exchange Commission on November 13, 2003.

4.12	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003, incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2004, filed by the registrant with the Securities Exchange Commission on March 16, 2005 (the “2004 10-K”).

4.13	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004 , incorporated by reference to Exhibit 4.13 to the 2004 10-K.

4.14	Indenture relating to the 3.25% Convertible Senior Notes due 2025 dated as of March 30, 2005, between Cal Dive International, Inc. and JPMorgan Chase Bank, National Association, as Trustee., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on April 4, 2005 (the “April 2005 8-K”).

4.15	Form of 3.25% Convertible Senior Note due 2025 (filed as Exhibit A to Exhibit 4.15).

4.16	Registration Rights Agreement dated as of March 30, 2005, between Cal Dive International, Inc. and Banc of America Securities LLC, as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the April 2005 8-K.

4.17	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on October 6, 2005 (the “October 2005 8-K”).

4.18	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.2 to the October 2005 8-K.

4.19	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.3 to the October 2005 8-K.

4.20	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.4 to the October 2005 8-K.

4.21	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee, incorporated by reference to Exhibit 4.5 to the October 2005 8-K.

4.22	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027 (filed as Exhibit A to Exhibit 4.21).

4.23	Form of Third Amended and Restated Promissory Note to United States of America, incorporated by reference to Exhibit 4.6 to the October 2005 8-K.

10.1	1995 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Form S-1.

10.2	Employment Agreement between Owen Kratz and Company dated February 28, 1999, incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed by the registrant with the Securities and Exchange Commission on March 31, 1999 (the “1998 Form 10-K”).

10.3	Employment Agreement between Martin R. Ferron and Company dated February 28, 1999, incorporated by reference to Exhibit 10.6 of the 1998 Form 10-K.

10.4	Employment Agreement between A. Wade Pursell and Company dated January 1, 2002, incorporated by reference to Exhibit 10.7 of the 2001 Form 10-K.

10.5	Helix 2005 Long Term Incentive Plan, including the Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on May 12, 2005.

Exhibits
10.6	Employment Agreement by and between Helix and Bart H. Heijermans, effective as of September 1, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant with the Securities and Exchange Commission on September 1, 2005.

10.7	Termination Agreement between James Lewis Connor, III and Company dated August 31, 2006 incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed by the registrant with the Securities and Exchange Commission on November 7, 2006 (the “2006 Form 10-Q”).

10.8	Employment Agreement between Alisa B. Johnson and Company dated September 18, 2006, incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q.

10.9†	Employment Letter from the Company to Robert P. Murphy dated December 21, 2006.

10.10†	Master Agreement between the Company and Cal Dive International, Inc. dated December 8, 2006.

10.11†	Tax agreement between the Company and Cal Dive International, Inc. dated December 14, 2006.

21.1†	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Huddleston & Co., Inc.

31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Principal Executive Officer.

31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by A. Wade Pursell, Principal Financial Officer.

32.1**	Section 1350 Certification by Owen Kratz, Principal Executive Officer.

32.2**	Section 1350 Certification by A. Wade Pursell, Principal Financial Officer.

†	Filed with Original 10-K.

*	Filed herewith.

**	Furnished herewith.