Form 10-Q/A
period 2010-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2010-10-28
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

 Explanatory Note:

    The sole purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010 is to include the required eXtensible Business Reporting Language (XBRL) interactive data files which were  inadvertently omitted from our  original Form 10-Q submission filed earlier on October 28, 2010.

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

Exhibit Listing

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

15.1
Independent Registered Public Accounting Firm’s Acknowledgement Letter, incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

23.1	Consent of Huddleston & Co., Inc., incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

31.1
Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer,incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

31.2
Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Anthony Tripodo, Chief Financial Officer,incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

32.1
Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002,incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

99.1	Report of Independent Registered Public Accounting Firm, incorporated by reference to Quarterly Report on Form 10-Q, filed by registrant with Securities and Exchange Commission on October 28, 2010.

99.2	Report of Huddleston & Co. Inc., incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission on July 30, 2010.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Schema Document (1)

101.CAL	XBRL Calculation Linkbase Document (1)

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document (1)

101.DEF	XBRL Definition Linkbase Document (1)

(1) Furnished herewith