Form 10-Q
period 2012-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2012-07-25
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [√ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[ √ ]

As of July 20, 2012, 105,231,593 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$649,503	$546,465
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $4,067	187,904	238,781
Unbilled revenue	30,053	24,338
Costs in excess of billing	21,492	13,037
Other current assets	117,979	121,621
Total current assets	1,006,931	944,242
Property and equipment	4,366,783	4,391,064
Less accumulated depreciation	(2,007,490)	(2,059,737)
Property and equipment, net	2,359,293	2,331,327
Other assets:
Equity investments	173,543	175,656
Goodwill	62,252	62,215
Other assets, net	86,786	68,907
Total assets	$3,688,805	$3,582,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$156,738	$147,043
Accrued liabilities	177,225	239,963
Income tax payable	3,065	1,293
Current maturities of long-term debt	12,997	7,877
Total current liabilities	350,025	396,176
Long-term debt	1,167,908	1,147,444
Deferred tax liabilities	445,817	417,610
Asset retirement obligations	135,235	161,208
Other long-term liabilities	8,832	9,368
Total liabilities	2,107,817	2,131,806

Convertible preferred stock	1,000	1,000
Commitments and contingencies
Shareholders' equity:
Common stock, no par, 240,000 shares authorized, 105,631 and 105,530 shares issued, respectively	927,085	908,776
Retained Earnings	633,012	522,644
Accumulated other comprehensive loss	(9,825)	(10,017)
Total controlling interest shareholders' equity	1,550,272	1,421,403
Noncontrolling interest	29,716	28,138
Total equity	1,579,988	1,449,541
Total liabilities and shareholders' equity	$3,688,805	$3,582,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
 (in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2012	2011

Net revenues:
Contracting services	$197,461	$165,861
Oil and gas	149,933	172,458
Total net revenues	347,394	338,319

Cost of sales:
Contracting services	147,156	116,521
Contracting services impairments	14,590	—
Oil and gas	92,423	110,027
Oil and gas property impairments	—	11,573
Total cost of sales	254,169	238,121

Gross profit	93,225	100,198

Loss on sale of assets, net	(236)	(22)
Ineffectiveness on oil and gas commodity derivative contracts	10,069	—
Selling and administrative expenses	(24,571)	(23,758)
Income from operations	78,487	76,418
Equity in earnings of investments	5,748	5,887
Net interest expense	(18,627)	(25,278)
Other income (expense), net	(1,692)	1,253
Income before income taxes	63,916	58,280
Provision for income taxes	18,476	16,171
Net income, including noncontrolling interests	45,440	42,109
Less net income applicable to noncontrolling interests	(789)	(786)
Net income applicable to Helix	44,651	41,323
Preferred stock dividends	(10)	(10)
Net income applicable to Helix common shareholders	$44,641	$41,313

Earnings per share of common stock:
Basic	$0.42	$0.39
Diluted	$0.42	$0.39

Weighted average common shares outstanding:
Basic	104,563	104,673
Diluted	105,042	105,140

Total comprehensive income applicable to Helix common shareholders (Note 9)	$54,483	$60,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
 (in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2012	2011

Net revenues:
Contracting services	$427,303	$288,609
Oil and gas	328,018	341,317
Total net revenues	755,321	629,926

Cost of sales:
Contracting services	304,124	223,428
Contracting services impairments	14,590	—
Oil and gas	181,672	217,651
Oil and gas property impairments	—	11,573
Total cost of sales	500,386	452,652

Gross profit	254,935	177,274

Loss on sale of assets, net	(1,714)	(6)
Ineffectiveness on oil and gas commodity derivative contracts	7,730	—
Selling and administrative expenses	(50,267)	(48,739)
Income from operations	210,684	128,529
Equity in earnings of investments	6,155	11,537
Net interest expense	(40,387)	(49,514)
Loss on early extinguishment of long-term debt	(17,127)	—
Other income (expense), net	(1,606)	3,913
Income before income taxes	157,719	94,465
Provision for income taxes	45,753	25,721
Net income, including noncontrolling interests	111,966	68,744
Less net income applicable to noncontrolling interests	(1,578)	(1,554)
Net income applicable to Helix	110,388	67,190
Preferred stock dividends	(20)	(20)
Net income applicable to Helix common shareholders	$110,368	$67,170

Earnings per share of common stock:
Basic	$1.05	$0.63
Diluted	$1.04	$0.63

Weighted average common shares outstanding:
Basic	104,547	104,573
Diluted	105,012	105,024

Total comprehensive income applicable to Helix common shareholders (Note 9)	$110,560	$78,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income, including noncontrolling interests	$111,966	$68,744
Adjustments to reconcile net income, including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	134,960	167,170
Asset impairment charge and dry hole expense	14,679	18,204
Amortization of deferred financing costs	3,292	4,777
Stock-based compensation expense	3,658	4,938
Amortization of debt discount	4,776	4,414
Deferred income taxes	21,624	23,864
Excess tax benefit from stock-based compensation	657	1,196
Gain on investment in Cal Dive common stock	—	(753)
Loss on sale of assets, net	1,714	6
Loss on early extinguishment of debt	17,127	—
Unrealized gain and ineffectiveness on derivative contracts, net	(7,581)	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	46,611	(18,207)
Other current assets	(5,854)	12,712
Income tax payable	1,083	(4,154)
Accounts payable and accrued liabilities	(61,372)	(27,070)
Oil and gas asset retirement costs	(54,976)	(16,073)
Other noncurrent, net	(11,344)	10,839
Net cash provided by operating activities	221,020	250,573

Cash flows from investing activities:
Capital expenditures	(150,107)	(106,122)
Distributions (investments) from equity investments, net	2,045	(1,106)
Proceeds from sale of Cal Dive common stock	—	3,588
Decrease in restricted cash	2,660	863
Net cash used in investing activities	(145,402)	(102,777)

Cash flows from financing activities:
Extinguishment of Senior Unsecured Notes	(209,500)	—
Borrowings under revolving credit facility	100,000	109,400
Repayment of revolving credit facility	—	(109,400)
Issuance of Convertible Senior Notes due 2032	200,000	—
Repurchase of Convertible Senior Notes due 2025	(143,945)	—
Proceeds from Term Loan A	100,000	—
Repayment of Term Loan	(2,750)	(111,191)
Repayment of MARAD borrowings	(2,409)	(2,294)
Deferred financing costs	(6,485)	(9,014)
Repurchases of common stock	(7,510)	(1,012)
Excess tax benefit from stock-based compensation	(657)	(1,196)
Exercise of stock options, net and other	372	439
Net cash provided by (used in) financing activities	27,116	(124,268)

Effect of exchange rate changes on cash and cash equivalents	304	(424)
Net increase in cash and cash equivalents	103,038	23,104
Cash and cash equivalents:
Balance, beginning of year	546,465	391,085
Balance, end of period	$649,503	$414,189

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Our balance sheet as of December 31, 2011 included herein has been derived from the audited balance sheet as of December 31, 2011 included in our 2011 Form 10-K.  These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.

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

Note 2 – Company Overview

We are an international offshore energy company that provides specialty services to the offshore energy industry, with a focus on our growing well intervention and robotics businesses.  We also own an oil and gas business that is a prospect generation, exploration, development and production company.  We utilize cash flow generated from our oil and gas production to support expansion of our well intervention and robotics businesses.  Our Contracting Services are located primarily in the Gulf of Mexico, North Sea, Asia Pacific, and West Africa regions.  Our oil and gas operations are located in the Gulf of Mexico.

Contracting Services Operations
We seek to provide services and methodologies which we believe are critical to developing offshore reservoirs and maximizing production economics.  Our “life of field” services are segregated into four disciplines: well operations, robotics, subsea construction and production facilities.  We have disaggregated our contracting services operations into two reportable segments: Contracting Services and Production Facilities.  Our Contracting Services business includes the well operations, robotics and subsea construction activities.  Our Production Facilities business includes our equity investments in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) and Independence Hub, LLC (“Independence Hub”), as well as our majority ownership of the Helix Producer I (“HP I”) vessel.  It also includes the Helix Fast Response System (“HFRS”), which includes access to our Q4000 and HP I vessels.  In 2011, we signed an agreement with Clean Gulf Associates ("CGA"), a non-profit industry group, allowing, in exchange for a retainer fee, the HFRS to be named as a response resource in permit applications to federal and state agencies, and making the HFRS available for a two-year term to certain CGA participants who have executed utilization agreements with us.  In addition to the agreement with CGA, we currently have signed separate utilization agreements with 24 CGA participant member companies specifying the day rates to be charged should the HFRS be deployed in connection with a well control incident.  The retainer fee for the HFRS became effective April 1, 2011.

Oil and Gas Operations
We began our oil and gas operations to achieve incremental returns, to expand our off-season utilization of our contracting services assets, and to provide a more efficient solution to offshore abandonment.  We have evolved this business model to include not only mature oil and gas properties but also unproved and proved reserves yet to be explored and developed.

Note 3 – Details of Certain Accounts

Other current assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)

Other receivables	$2,120	$5,096
Prepaid insurance	11,247	12,701
Other prepaids	15,937	13,271
Spare parts inventory	15,697	18,066
Current deferred tax assets	36,504	41,449
Hedging assets	25,696	21,579
Gas and oil imbalance	4,367	5,134
Other	6,411	4,325
Total other current assets	$117,979	$121,621

Other assets, net, consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,		December 31,
	2012		2011
	(in thousands)

Restricted cash	$31,081		$33,741
Deferred dry dock expenses, net	20,341	(1)	5,381
Deferred financing costs, net	26,528		26,483
Intangible assets with finite lives, net	483		531
Other	8,353		2,771
Total other assets, net	$86,786		$68,907

(1)	The increase subsequent to December 31, 2011 primarily reflects the costs associated with the completed regulatory dry docks for the Q4000 and Seawell in the first half of 2012.

Accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)

Accrued payroll and related benefits	$44,642	$49,599
Royalties payable	11,943	19,391
Current asset retirement obligations	69,630	93,183
Unearned revenue	7,649	7,654
Billing in excess of cost	2,994	28,839
Accrued interest	17,509	24,028
Hedging liability	5,685	1,247
Gas and oil imbalance	3,609	4,177
Other	13,564	11,845
Total accrued liabilities	$177,225	$239,963

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

Exploration and Other

As of June 30, 2012, we capitalized approximately $32.8 million of costs associated with ongoing exploration and/or appraisal activities, including $26.9 million associated with our Danny II exploratory well at Garden Banks Block 506 (see below).  Such capitalized costs may be charged against earnings in future periods if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur.

The following table details the components of exploration expense for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Delay rental and geological and geophysical costs	$1,146	$1,299	$1,757	$1,654
Impairment of unproved properties (1)	—	6,640	144	6,640
Dry hole expense	(54)	—	(55)	(9)
Total exploration expense	$1,092	$7,939	$1,846	$8,285

(1)	The amount recorded in the second quarter of 2011 reflects costs associated with a deepwater lease in which the term expired.

Danny II

We hold a 50% interest in the Danny II prospect at Garden Banks Block 506.  The Danny II exploration well was drilled to a total depth of approximately 14,750 feet, in water depths of approximately 2,800 feet.  Based on preliminary data, the well has encountered hydrocarbon pay and is expected to be predominately an oil producer.  The well is currently being completed and is expected to be developed via a subsea tie back system to our 70% owned and operated East Cameron Block 381 platform.

Impairments

We did not record any oil and gas property impairments during the three-month period ended June 30, 2012.  We recorded impairment charges totaling $11.6 million associated with five of our Gulf of Mexico oil and gas properties during the three-month period ended June 30, 2011.  There were no proved property impairments in the first quarter of 2012 or 2011.

Asset retirement obligations

The following table describes the changes in our asset retirement obligations (both current and long-term) since December 31, 2011 (in thousands):

Asset retirement obligations at December 31, 2011	$254,391
Liability incurred during the period	115
Liability settled during the period	(80,166)
Other revisions in estimated cash flows (1)	23,671
Accretion expense (included in depreciation and amortization)	6,854
Asset retirement obligations at June 30, 2012	$204,865

(1)
The increased amount of these liabilities includes revisions to both non-producing and producing oil and gas properties.  Increases to liabilities associated with non-producing properties include a corresponding cost of sales expense charge within our consolidated condensed statements of operations and comprehensive income while changes in estimates for producing properties are recorded as an increase to the related oil and gas properties property and equipment carrying costs included within our consolidated condensed balance sheet.

In the second quarter of 2012, we recorded an expense charge of $6.9 million related to our only non-domestic oil and gas property, which is located in the North Sea.  The charge reflects the increase in our estimated costs to complete our abandonment activities at this non-producing field.  These activities are ongoing and are scheduled to be completed in the third quarter of 2012.  In the second quarter of 2011, we recorded $11.1 million of expense charges to increase our asset retirement obligations related to five non-producing fields, including $4.1 million related to our oil and gas property located in the North Sea.

Insurance

On June 30, 2012, we obtained a hurricane catastrophic bond for the period from July 1, 2012 to June 30, 2013 and made a payment of $10.6 million.  We will charge approximately $8.4 million of this payment to insurance expense in the third quarter of 2012 and $2.0 million in the fourth quarter of 2012 based upon the bond’s contractual intrinsic value at the end of each of those quarterly periods.

Note 5 – Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.  We had restricted cash totaling $31.1 million at June 30, 2012 and $33.7 million at December 31, 2011, all of which consisted of funds required to be escrowed to cover the future asset retirement obligations associated with our South Marsh Island Block 130 field.  We have fully satisfied the escrow requirements under the escrow agreement and may use the restricted cash for future asset retirement costs of the field. We have used a small portion of these escrowed funds to pay for the initial reclamation activities at the South Marsh Island Block 130 field.  Reclamation activities at the field will occur over many years and will be funded with these escrowed amounts.  These amounts are reflected in “Other assets, net” in the accompanying condensed consolidated balance sheets.

The following table provides supplemental cash flow information for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Interest paid, net of capitalized interest	$39,259	$40,220
Income taxes paid	$23,054	$7,236

Non-cash investing activities for the six-month periods ended June 30, 2012 and 2011 included $37.8 million and $33.7 million, respectively, of accruals for capital expenditures.  The accruals have been reflected in the accompanying condensed consolidated balance sheets as an increase in property and equipment and accounts payable.

Note 6 – Equity Investments

As of June 30, 2012, we had two investments that we account for using the equity method of accounting: Deepwater Gateway and Independence Hub, both of which are included in our Production Facilities segment.

Deepwater Gateway, L.L.C.  In June 2002, we, along with Enterprise Products Partners L.P. (”Enterprise”), formed Deepwater Gateway, each with a 50% interest, to design, construct, install, own and operate a tension leg platform production hub primarily for Anadarko Petroleum Corporation's Marco Polo field in the Deepwater Gulf of Mexico.  Our investment in Deepwater Gateway totaled $95.0 million and $96.0 million as of June 30, 2012 and December 31, 2011, respectively (including capitalized interest of $1.4 million at June 30, 2012 and December 31, 2011).  Our net distributions from Deepwater Gateway totaled $1.3 million and $3.4 million for the three- and six-month periods ended June 30, 2012, respectively.

Independence Hub, LLC.  In December 2004, we acquired a 20% interest in Independence Hub, an affiliate of Enterprise.  Independence Hub owns the "Independence Hub" platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet.  First production through the facility commenced in July 2007.  Our investment in Independence Hub was $78.5 million and $79.7 million as of June 30, 2012 and December 31, 2011, respectively (including capitalized interest of $4.7 million and $4.9 million at June 30, 2012 and December 31, 2011, respectively).  Our net distributions from Independence Hub totaled $0.6 million and $4.8 million in the three- and six-month periods ended June 30, 2012, respectively.

As disclosed in our 2011 Form 10-K, we invested in an Australian joint venture that engaged in well intervention operations in the Southeast Asia region.  At December 31, 2011, we fully impaired our investment in that joint venture (Note 7 of 2011 Form 10-K).  In the first quarter of 2012, we recorded additional losses totaling $3.8 million related to our continued participation in the joint venture, including a $3.0 million negotiated exit fee.  In April 2012, we paid this fee and exited the joint venture.  In connection with our exit, we were entitled to 50% of certain of the net assets on hand at the time of our departure.  We received approximately $3.7 million of proceeds for our pro rata portion of certain of the joint venture’s net assets, which was recorded as income in “Equity in earnings of investments” during the second quarter of 2012.  We are no longer a participant in this Australian joint venture.

Note 7 – Long-Term Debt

Scheduled maturities of long-term debt outstanding as of June 30, 2012 were as follows (in thousands):

	Term Loan (1)	Revolving Credit Facility	Senior Unsecured Notes	2025 Notes (2)	MARAD Debt	2032 Notes (3)	Total

Less than one year	$8,000	$—	$—	$—	$4,997	$—	$12,997
One to two years	8,000	—	—	—	5,247	—	13,247
Two to three years	8,000	—	—	—	5,508	—	13,508
Three to four years	353,000	100,000	274,960	—	5,783	—	733,743
Four to five years	—	—	—	—	6,072	—	6,072
Over five years	—	—	—	157,830	80,150	200,000	437,980
Total debt	377,000	100,000	274,960	157,830	107,757	200,000	1,217,547
Current maturities	(8,000)	—	—	—	(4,997)	—	(12,997)
Long-term debt, less current maturities	$369,000	$100,000	$274,960	$157,830	$102,760	$200,000	$1,204,550
Unamortized debt discount (4)	—	—	—	(2,482)	—	(34,160)	(36,642)
Long-term debt	$369,000	$100,000	$274,960	$155,348	$102,760	$165,840	$1,167,908

(1)	Amounts reflect both our Term Loan and Term Loan A.

(2)
Beginning in December 2012, the holders of these Convertible Senior Notes may require us to repurchase these notes or we may at our own option elect to repurchase notes. These notes will mature in March 2025.

(3)
Beginning in March 2018, the holders of these Convertible Senior Notes may require us to repurchase these notes or we may at our own option elect to repurchase the notes.  These notes will mature in March 2032.

(4)
The notes will increase to their principal amount through accretion of non-cash interest charges through December 2012 for the Convertible Senior Notes due 2025 and March 2018 for the Convertible Senior Notes due 2032.

Included below is a summary of certain components of our indebtedness. For additional information regarding our debt, see Note 9 of our 2011 Form 10-K.

Senior Unsecured Notes

In December 2007, we issued $550 million of 9.5% Senior Unsecured Notes due 2016 (“Senior Unsecured Notes”).  Interest on the Senior Unsecured Notes is payable semiannually in arrears on each January 15 and July 15, commencing July 15, 2008.  The Senior Unsecured Notes are fully and unconditionally guaranteed by substantially all of our existing restricted domestic subsidiaries, except for Cal Dive I-Title XI, Inc.  In addition, any future restricted domestic subsidiaries that guarantee any of our indebtedness and/or our restricted subsidiaries’ indebtedness are required to guarantee the Senior Unsecured Notes.  Our foreign subsidiaries are not guarantors.  At December 31, 2011, we had $475.0 million of Senior Unsecured Notes outstanding.  Prior to stated maturity, after January 15, 2012, we may redeem all or a portion of the Senior Unsecured Notes, on no less than 30 days’ and no more than 60 days’ prior notice at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, in any, thereon to the applicable redemption date.

Year	Redemption Price

2012	104.750%
2013	102.375%
2014 and thereafter	100.000%

In March 2012, we purchased a portion of these Senior Unsecured Notes that resulted in an early extinguishment of $200.0 million of our balance outstanding.  In these transactions we paid an aggregate amount of $213.5 million, including $200.0 million in principal, a $9.5 million premium for the repurchased Senior Unsecured Notes and $4.0 million of accrued interest.  We also recorded a $2.0 million charge to accelerate a pro rata portion of the deferred financing costs associated with the original issuance of the Senior Unsecured Notes.  The loss on the early extinguishment of these related Senior Unsecured Notes totaled $11.5 million and is reflected as a component of “Loss on early extinguishment of long-term debt” in the accompanying condensed consolidated statements of operations and comprehensive income.

Credit Agreement

In July 2006, we entered into a credit agreement (the “Credit Agreement”) under which we borrowed $835 million in a term loan (the “Term Loan”) and were able to borrow up to $300 million (the “Revolving Loans”) under a revolving credit facility (the “Revolving Credit Facility”).  The Credit Agreement has been amended six times, most recently in February 2012, to address certain issues with regard to covenants, maturity and the borrowing limits under the Term Loans and the Revolving Credit Facility.  For additional information regarding the current terms of our credit facility, see Note 9 of our 2011 Form 10-K.

On February 21, 2012, we entered into an amendment to our Credit Agreement.  Under the terms of the amendment the participating lenders agree to loan us $100.0 million pursuant to an additional term loan (the “Term Loan A”).  The terms of Term Loan A are the same as those governing the Revolving Credit Facility, with the Term Loan A requiring a $5 million annual payment of its principal balance.  The Term Loan A was funded in late March 2012 and we used the borrowings under the Term Loan A to repurchase a portion of our Senior Unsecured Notes.

The Term Loan currently bears interest at the one-, two-, three- or six-month LIBOR or on Base Rates at our current election plus an applicable margin between 2.25% and 3.5% depending on our consolidated leverage ratio.  Our average interest rate on the Term Loan for the six-month periods ended June 30, 2012 and 2011 was approximately 3.8% and 3.2%, respectively, including the effects of our interest rate swaps (Note 16).  Our Term Loan is currently scheduled to mature on July 1, 2015 but could be extended to July 1, 2016 if our Senior Unsecured Notes are fully repaid or refinanced by July 1, 2015.

As amended, our Revolving Credit Facility provides for $600 million in borrowing capacity.  The full amount of the Revolving Credit Facility may be used for issuances of letters of credit.  In late March 2012, we borrowed $100.0 million under our Revolving Credit Facility to repurchase a portion of our Senior Unsecured Notes.  Accordingly, at June 30, 2012, we had $100.0 million drawn on the Revolving Credit Facility and our availability under the Revolving Credit Facility totaled $453.7 million, net of $46.3 million of letters of credit issued.  There were no borrowings outstanding at December 31, 2011.

The Revolving Loans bear interest based on one-, two-, three- or six-month LIBOR rates or on Base Rates at our current election, plus an applicable margin. The margin ranges from 1.5% to 3.5%, depending on our consolidated leverage ratio.  The average interest rate under the Revolving Credit Facility totaled 3.0% for the period in which we had borrowings outstanding during the six-month period ended June 30, 2012.

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

The 2025 Notes can be converted prior to the stated maturity (March 2025) under certain triggering events specified in the indenture governing the 2025 Notes.  No conversion triggers were met during the six-month periods ended June 30, 2012 and 2011.  The first dates for early redemption of the 2025 Notes are in December 2012, with the holders of the 2025 Notes being able to put them to us on December 15, 2012 and our being able to call the 2025 Notes at any time after December 20, 2012 (see Note 9 of our 2011 Form 10-K).  To the extent we do not have long-term financing secured to cover such conversion and/or redemption, the 2025 Notes would be classified as a current liability in the accompanying consolidated balance sheet.  As the holders have the option to require us to redeem the 2025 Notes on December 15, 2012, we assessed whether or not this indebtedness was required to be classified as a current liability at June 30, 2012 and concluded that it still qualified as a long-term debt because  a) we possess enough borrowing capacity under our Revolving Credit Facility (see “Credit Agreement” above) to settle the notes in full and b) it is our intent to utilize our Revolving Credit Facility borrowings or other alternative financing proceeds to settle the remaining balance of our 2025 Notes, if and when the holders exercise their redemption option.

The remaining balance of our 2025 Notes was $157.8 million at June 30, 2012.  In association with the issuance of additional Convertible Senior Notes (see “2032 Notes” below), we repurchased $142.2 million in aggregate principal of our 2025 Notes.  In these repurchase transactions we paid an aggregate amount of $145.1 million, representing principal plus $1.8 million of premium and $1.1 million of accrued interest on these repurchased 2025 Notes.  The loss on the early extinguishment of these related 2025 Notes totaled $5.6 million and is reflected as a component of “Loss on early extinguishment of long-term debt” in the accompanying condensed consolidated statements of operations and comprehensive income.  The loss on early extinguishment includes the acceleration of $3.5 million of related unamortized discounts associated with the 2025 Notes, the $1.8 million premium paid in connection with the repurchase of a portion of the 2025 Notes and a $0.3 million charge to accelerate a pro rata portion of the deferred financing costs associated with the original issuance of these 2025 Notes.

The effective interest rate for the 2025 Notes is 6.6% after considering the effect of the accretion of the related debt discount that represented the equity component of the Convertible Notes at their inception.

Our average share price was below the $32.14 per share conversion price for all of the periods presented in this Quarterly Report on Form 10-Q.  As a result, there are no shares included in our diluted earnings per share calculation associated with the assumed conversion of our 2025 Notes.  In the event our average share price exceeds the conversion price, there would be a premium, payable in shares of common stock, in addition to the principal amount, which is paid in cash, and such shares would be issued upon conversion.

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

Other

In accordance with our Credit Agreement, Senior Unsecured Notes, 2025 Notes, 2032 Notes and MARAD Debt agreements, we are required to comply with certain covenants, including the maintenance of minimum net worth, working capital and debt-to-equity requirements, and restrictions that limit our ability to incur certain types of additional indebtedness.  As of June 30, 2012, we were in compliance with these covenants and restrictions.

Deferred financing costs of $26.5 million and $26.5 million are included in other assets, net as of June 30, 2012 and December 31, 2011, respectively, and are being amortized over the life of the respective financing agreements.

At June 30, 2012, our unsecured letters of credit totaled approximately $46.3 million (see “Credit Agreement” above).  These letters of credit primarily guarantee asset retirement obligations as well as various contract bidding, contractual performance, insurance activities and shipyard commitments.  The following table details our interest expense and capitalized interest for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Interest expense	$19,947	$26,029	$42,756	$50,796
Interest income	(322)	(499)	(892)	(975)
Capitalized interest	(998)	(252)	(1,477)	(307)
Interest expense, net	$18,627	$25,278	$40,387	$49,514

Note 8 – Income Taxes

      The effective tax rates for the three- and six-month periods ended June 30, 2012 were 28.9% and 29.0%, respectively.  The effective tax rates for the three- and six-month periods ended June 30, 2011 were 27.7% and 27.2%, respectively.  The variance is primarily attributable to increased profitability in certain foreign jurisdictions with higher income tax rates.

     We believe our recorded assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

Note 9 – Comprehensive Income and Accumulated Other Comprehensive Loss

The components of total comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income, including noncontrolling interests	$45,440	$42,109	$111,966	$68,744
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	(2,838)	(1,416)	1,314	699
Unrealized gain (loss) on hedges, net	12,680	20,970	(1,122)	10,403
Other comprehensive income	9,842	19,554	192	11,102
Total comprehensive income	55,282	61,663	112,158	79,846
Less comprehensive income applicable to noncontrolling interests	(789)	(786)	(1,578)	(1,554)
Total comprehensive income applicable to Helix	54,493	60,877	110,580	78,292
Preferred stock dividends	(10)	(10)	(20)	(20)
Total comprehensive income applicable to Helix common shareholders	$54,483	$60,867	$110,560	$78,272

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2012	2011

Cumulative foreign currency translation adjustment	$(21,644)	$(22,958)
Unrealized gain on hedges, net	11,819	12,941
Accumulated other comprehensive loss	$(9,825)	$(10,017)

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

The presentation of basic EPS amounts on the face of the accompanying condensed consolidated statements of operations and comprehensive income is computed by dividing the net income applicable to Helix common shareholders by the weighted average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The computations of  the numerator (Income) and denominator (Shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Income	Shares	Income	Shares
Basic:
Net income applicable to Helix common shareholders	$44,641		$41,313
Less: Undistributed net income allocable to participating securities	(449)		(514)
Net income applicable to Helix common shareholders	$44,192	104,563	$40,799	104,673

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Income	Shares	Income	Shares
Diluted:
Net income per common share - Basic	$44,192	104,563	$40,799	104,673
Effect of dilutive securities:
Stock options	—	118	—	106
Undistributed earnings reallocated to participating securities	2	—	3	—
2025 Notes and 2032 Notes	—	—	—	—
Convertible preferred stock	10	361	10	361
Net income per common share - Diluted	$44,204	105,042	$40,812	105,140

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Income	Shares	Income	Shares
Basic:
Net income applicable to Helix common shareholders	$110,368		$67,170
Less: Undistributed net income allocable to participating securities	(1,111)		(850)
Net income applicable to Helix common shareholders	$109,257	104,547	$66,320	104,573

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Income	Shares	Income	Shares
Diluted:
Net income per common share - Basic	$109,257	104,547	$66,320	104,573
Effect of dilutive securities:
Stock options	—	104	—	90
Undistributed earnings reallocated to participating securities	5	—	4	—
2025 Notes and 2032 Notes	—	—	—	—
Convertible preferred stock	20	361	20	361
Net income per common share - Diluted	$109,282	105,012	$66,344	105,024

There were no diluted shares associated with our 2025 Convertible Senior Notes as the conversion price of $32.14 (and conversion trigger of $38.57 per share) was not met in either of the three- or six-month periods ended June 30, 2012 and 2011.  Also, no diluted shares were included for our 2032 Notes for the three- or six-month periods ended June 30, 2012 as the conversion price of $25.02 (and conversion trigger of $32.53 per share) was not met and we have the right to settle any such future conversions in cash at our sole discretion.

Note 11 – Employee Benefit Plans

We have two stock-based compensation plans: the 1995 Long-Term Incentive Plan, as amended (the “1995 Incentive Plan”) and the 2005 Long-Term Incentive Plan, as amended (the “2005 Incentive Plan”).  At the Annual Meeting of Shareholders on May 9, 2012, the shareholders approved an amendment and restatement to the 2005 Incentive Plan to: (i) authorize 4.3 million additional shares for issuance pursuant to our equity incentive compensation strategy, (ii) authorize incentive stock options, stock appreciation rights, cash awards and performance awards to be made pursuant to the amended and restated 2005 Incentive Plan, and (iii) include performance criteria for awards that may be made contingent upon the achievement of one or more performance measures, as well as limits on individual awards, in accordance with the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of June 30, 2012, there were 6.7 million shares available for issuance under the amended and restated 2005 Incentive Plan, which includes a maximum of 2.0 million shares that may be granted as incentive stock options.  There were no stock option grants in the three- and six-month periods ended June 30, 2012 and 2011.  During the six-month period ended June 30, 2012, the following grants of share-based awards (restricted shares, restricted stock units and performance share units (“PSUs") were made to executive officers, selected management employees and non-employee members of the board of directors under the amended and restated 2005 incentive plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 3, 2012	272,153	$15.80	33% per year over three years
January 3, 2012 (1)	132,910	23.68	100% on January 1, 2015
January 3, 2012	1,958	15.80	100% on January 1, 2014
April 1, 2012	1,879	17.80	100% on January 1, 2014

(1)
Reflects the grant of PSUs to certain of our executive officers.  The estimated fair value of the PSUs on grant date was determined using a Monte Carlo simulation model.  The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum award being 200% of the original awarded PSUs and the minimum amount being zero.  The vested PSUs will be settled in an equivalent number of shares of our common stock unless the Compensation Committee of our Board of Directors elects to pay in cash.  See Note 12 of 2011 Form 10-K.

Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the three- and six-month periods ended June 30, 2012, $1.8 million and $3.7 million, respectively, were recognized as compensation expense related to share-based awards as compared with $2.0 million and $4.9 million during the three- and six-month periods ended June 30, 2011.

Long-Term Incentive Compensation Plan

In January 2009, we adopted the 2009 Long-Term Incentive Cash Plan (the “2009 LTI Plan”) to provide long-term cash-based compensation to eligible employees.  Under the terms of the 2009 LTI Plan, the majority of the cash awards are fixed sum amounts payable (the vesting period is five years for awards granted before January 1, 2012 and three years thereafter). However, some of the cash awards are indexed to our common stock and the payment amount at each vesting date will fluctuate based on the common stock’s performance.  This share-based component is considered a liability plan and as such is re-measured to fair value each reporting period with corresponding changes being recorded as a charge to earnings as deemed appropriate.

The total awards made under the 2009 LTI Plan totaled $4.2 million in 2012 and $5.2 million in 2011.   Total compensation expense under the 2009 LTI plan totaled $1.2 million and $3.6 million for the three- and six-month periods ended June 30, 2012, respectively.  For the three- and six-month periods ended June 30, 2011, total compensation under the 2009 LTI Plan totaled $1.6 million and $4.6 million, respectively.  The liability balance under the 2009 LTI Plan was $8.0 million at June 30, 2012 and $9.9 million at December 31, 2011, including $7.3 million at June 30, 2012 and $8.5 million at December 31, 2011 associated with the variable portion of the 2009 LTI plan.

Employee Stock Purchase Plan

At the May 2012 Annual Meeting of Shareholders, the shareholders approved the Helix Energy Solutions Group, Inc. Employee Stock Purchase Plan (the “ESPP”).  The ESPP has 1.5 million shares authorized for issuance.  Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP.  The first of such purchase periods begins on September 1, 2012.  The purchase price for the stock will be 85% of the lesser of (1) its fair market value on the first trading day of the purchase period or (2) its fair market value on the last trading day of the purchase period.  A participant may elect to make contributions each pay period in an amount not less than 1% of his or her compensation, subject to an annual limitation equal to 10% of his or her compensation or such other amount established by the Compensation Committee of our Board of Directors (which administers the ESPP).  No participant, however, may purchase more than 10,000 shares of our common stock during any purchase period nor may a participant purchase shares during a calendar year in excess of the “maximum share limitation.”  The maximum share limitation is the number of shares of our common stock derived by dividing $25,000 by the fair market value (equal to the closing price per share of our common stock on the New York Stock Exchange on the applicable date) of the common stock determined as of the first trading day of the purchase period.

For more information regarding our employee benefit plans, including our stock-based compensation plans and our 2009 LTI Plan, see Note 12 of our 2011 Form 10-K.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues –
Contracting Services	$209,557	$171,353	$454,101	$302,890
Production Facilities	19,963	20,545	39,985	36,115
Oil and Gas	149,933	172,458	328,018	341,317
Intercompany elimination	(32,059)	(26,037)	(66,783)	(50,396)
Total	$347,394	$338,319	$755,321	$629,926

Income (loss) from operations –
Contracting Services	$19,223	$30,565	$78,347	$33,831
Production Facilities	9,882	11,920	19,931	17,876
Oil and Gas	60,442	43,064	137,384	96,304
Corporate	(11,158)	(9,112)	(22,056)	(19,553)
Intercompany elimination	98	(19)	(2,922)	71
Total	$78,487	$76,418	$210,684	$128,529

Equity in earnings of equity investments	$5,748	$5,887	$6,155	$11,537

Intercompany segment revenues during the three- and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Contracting Services	20,538	14,295	43,739	27,164
Production Facilities	11,521	11,742	23,044	23,232
Total	$32,059	$26,037	$66,783	$50,396

Intercompany segment profits (losses) during the three- and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Contracting Services	(55)	63	3,009	39
Production Facilities	(43)	(44)	(87)	(110)
Total	$(98)	$19	$2,922	$(71)

Segment assets are comprised of all assets attributable to the reportable segment.  The following table reflects total assets by reportable segment as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)

Contracting Services	$2,176,796	$2,006,065
Production Facilities	534,714	534,776
Oil and Gas	977,295	1,041,506
Total	$3,688,805	$3,582,347

Note 13 – Related Party Transactions

In April 2000, we acquired a 20% working interest in Gunnison, a deepwater Gulf of Mexico prospect, from a third party.  Financing for the exploratory costs of approximately $20 million was provided by an investment partnership (“OKCD”), the investors of which include current and former Helix senior management, in exchange for a revenue interest that is an overriding royalty interest of 25% of Helix’s 20% working interest. Production began in December 2003.  Our payments to OKCD totaled $2.2 million and $3.9 million for the three- and six-month periods ended June 30, 2012, respectively, and $2.7 million and $5.1 million for the three- and six-month periods ended June 30, 2011, respectively.  Our Chief Executive Officer, Owen Kratz, through Class A limited partnership interests in OKCD, personally owns approximately 81% of the partnership.  In 2000, OKCD also awarded Class B income participations to key Helix employees who are required to maintain their employment status with Helix in order to retain such income participations.

Note 14 – Commitments and Contingencies and Other Matters

Commitments

Expansion of Well Intervention Fleet
In March 2012, we executed a shipyard contract for the construction of a newbuild semisubmersible well intervention vessel.  This $386.5 million shipyard contract represents the majority of the expected costs associated with the construction of this new semisubmersible well intervention vessel.  We made the first scheduled payment under the contract in the amount of $57.8 million on March 12, 2012.  Under terms of this contract, the payments will be made in fixed amounts on contractually scheduled dates.  The next $58.0 million payment is scheduled to be made in December 2012.

On July 23, 2012, we entered into a definitive agreement to acquire the Discoverer 534 drillship from a subsidiary of Transocean Ltd. for $85 million.  The transaction is expected to close in August 2012.  We will then convert the drillship into a well intervention vessel in Singapore.

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

We have received value added tax (VAT) assessments from the State of Andhra Pradesh, India (the “State”) in the amount of approximately $28 million for the tax years 2007, 2008, 2009 and 2010 related to a subsea construction and diving contract we entered into in December 2006 in India.  The State claims we owe unpaid taxes related to products consumed by us during the period of the contract.  We are of the opinion that the State has arbitrarily assessed this VAT tax and has no foundation for the assessment and believe that we have complied with all rules and regulations as related to VAT in the State.  We also believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this assessment and our potential liability from it, if any, cannot be determined at this time.  If the current assessment is upheld, it may have a material negative effect on our consolidated results of operations while also impacting our financial position.

Contracting Services Impairment

As our subsea construction vessel, the Intrepid, did not have work for the immediately foreseeable future, we deferred the vessel’s scheduled regulatory dry dock and are currently preparing the vessel to be placed in cold-stack mode for at least the remainder of 2012.  In consideration of these developments, we concluded the vessel was impaired and we recorded a $14.6 million charge to reduce the carrying cost of the Intrepid to its estimated fair value at June 30, 2012.

Litigation

On May 12, 2012, a shareholder derivative lawsuit styled Mark Lucas v. Owen Kratz, et al. was filed in the 270th Judicial District in the District Court of Harris County, Texas.  In the suit, the plaintiff makes claims against our Board of Directors, certain of our former directors, certain of our current and former executive officers and the independent compensation consultant to the Compensation Committee of our board of directors, for breaches of the fiduciary duties of candor, good faith and loyalty, unjust enrichment and aiding and abetting the alleged breaches of fiduciary duty relating to the long-term equity awards granted in 2010 to certain of our executive officers.  This case is essentially a “copycat” complaint asserting similar causes of action arising out of the same facts as set forth in the federal action, City of Sterling Heights Police & Fire Retirement System v. Owen Kratz, et al., a description of which is included in our 2011 Form

10-K.  We have filed a motion to stay, motion to dismiss, special exceptions, plea to the jurisdiction and an original answer asserting that: (i) the suit should be stayed in favor of a first-filed federal derivative case; (ii) the plaintiff has not pled specific facts showing wrongful refusal of demand; (iii) the plaintiff has not demonstrated he continually owned shares during the complained of action; and (iv) the plaintiff has not stated a claim.  The plaintiff is generally demanding disgorgement of the excessive compensation, restraint on the disposition/exercise of the alleged improperly awarded equity, implementation of additional internal controls, and attorney’s fees and costs of litigation.

On June 20, 2012, we were named as a defendant in a claim filed in the Western District of Virginia by an individual, Charles Adams, who claims that he invented the capping stack used to plug the BP Gulf of Mexico Macondo well.  Mr. Adams alleges that we obtained some drawings and other intellectual property from an engineer named Richard Haun and/or Mr. Haun’s company, Equipment Design & Manufacturing Group, LLC, d/b/a ED&M Deepwater Engineering (collectively “ED&M”, and also a named defendant), and that we and ED&M then engaged Cameron International Corporation (which is also a named defendant) to manufacture the capping stack and realize the Plaintiff’s invention.  Mr. Adams seeks at least $150 million in compensatory damages, treble damages under a Virginia statute, punitive damages, attorney’s fees and costs, as well as temporary and permanent injunctions against the defendants in relation to his claimed intellectual property.  We believe that we were mistakenly named in this lawsuit because, among other things, we did not invent, manufacture or provide the capping stack that was used to plug the Macondo well, and although we did have a working relationship with ED&M, that work had nothing to do with the Macondo (or any other) capping stack.  In the event it is not dismissed from this lawsuit, we intend to defend this matter vigorously.  We do not expect that this matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

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

The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Natural gas contracts	$—	$10,902	$—	$10,902	(c)
Oil contracts	—	21,770	—	21,770	(c)

Liabilities:
Oil contracts	—	6,383	—	6,383	(c)
Fair value of long term debt (2)	1,133,037	123,382	—	1,256,419	(a), (b)
Interest rate swaps	—	376	—	376	(c)
Foreign currency forwards	—	44	—	44	(c)
Total net liability	$1,133,037	$97,513	$—	$1,230,550

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

(2)	See Note 7 for additional information regarding our long term debt. The fair value of our long term debt at June 30, 2012 is as follows:

	Fair Value	Carrying Value

Term Loans (mature July 2015)	$376,630	$377,000
Revolving Credit Facility (matures July 2015)	100,000	100,000
2025 Notes (mature March 2025)	158,824	157,830	(a)
2032 Notes (mature March 2032)	207,500	200,000	(b)
Senior Unsecured Notes (mature January 2016)	290,083	274,960
MARAD Debt (matures February 2027) (c)	123,382	107,757
Total	$1,256,419	$1,217,547

a.	Amount excludes the related unamortized debt discount of $2.5 million.
b.	Amount excludes the related unamortized debt discount of $34.2 million.
c.
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

For additional information regarding our accounting for derivatives, see Notes 2 and 20 of our 2011 Form 10-K.

Commodity Price Risks

We currently manage commodity price risk through various financial costless collars and swap instruments covering a portion of our anticipated oil and natural gas production for 2012 and 2013.  All of our current commodity derivative contracts qualify for hedge accounting.

As of June 30, 2012, we had the following volumes under derivative contracts related to our oil and gas producing activities totaling approximately 4.3 million barrels of oil and 11.6 Bcf of natural gas:

Production Period	Instrument Type	Average Monthly Volumes	Weighted Average Price (1)
Crude Oil:			(per barrel)
July 2012 — December 2012	Collar	75.0 MBbl	$ 96.67 — $118.57 (2)
July 2012 — December 2012	Collar	99.1 MBbl	$ 99.67 — $118.42
July 2012 — December 2012	Swap	96.6 MBbl	$92.52
January 2013 — December 2013	Swap	88.9 MBbl	$95.28
January 2013 — December 2013	Collar	133.3 MBbl	$ 98.44 — $115.85

Natural Gas:			(per Mcf)
July 2012 — December 2012	Swap	777.5 Mmcf	$4.29
July 2012 — December 2012	Collar	156.7 Mmcf	$4.75 — $5.09
January 2013 — December 2013	Swap	500.0 Mmcf	$4.09

(1)	The prices quoted in the table above are NYMEX Henry Hub for natural gas. Most of our oil contracts are indexed to the Brent crude oil price.
(2)	This contract is priced using NYMEX West Texas Intermediate for crude oil.

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

Foreign Currency Exchange Risks

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar.  We entered into various foreign currency forwards to stabilize expected cash outflows relating to certain vessel charters denominated in British pounds.  We did not designate any of our existing foreign exchange contracts as hedge contracts at their inception.  The last of our existing monthly foreign currency swap contracts will settle in November 2012.

Quantitative Disclosures Related to Derivative Instruments

The following tables present the fair value and balance sheet classification of our derivative instruments as of June 30, 2012 and December 31, 2011.

Derivatives designated as hedging instruments are as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Natural gas contracts	Other current assets	$9,663	Other current assets	$12,957
Oil contracts	Other current assets	16,033	Other current assets	8,567
Oil contracts	Other assets	5,737	Other assets	—
Natural gas contracts	Other assets	1,239	Other assets	857
Interest rate swaps	Other assets	—	Other assets	327
		$32,672		$22,708

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Oil contracts	Accrued liabilities	$5,324	Accrued liabilities	$886
Interest rate swaps	Accrued liabilities	317	Accrued liabilities	202
Oil contracts	Other long-term liabilities	1,059	Other long-term liabilities	1,711
Interest rate swaps	Other long-term liabilities	59	Other long-term liabilities	—
		$6,759		$2,799

Derivatives that were not designated as hedging instruments (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Foreign exchange forwards	Other current assets	$—	Other current assets	$55
		$—		$55

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Foreign exchange forwards	Accrued liabilities	$44	Accrued liabilities	$159
		$44		$159

The following tables present the impact that derivative instruments designated as cash flow hedges had on our accumulated comprehensive income (loss) and our consolidated condensed statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011.  The hedge ineffectiveness related to some of our crude oil contracts totaled $10.1 million and $7.7 million for the three- and six-month periods ended June 30, 2012.  The amount of any ineffectiveness associated with our oil contracts was immaterial for the three- and six-month periods ended June 30, 2011. These amounts are reflected as a separate line item titled “Ineffectiveness on oil and gas commodity derivative contracts” in the accompanying condensed consolidated statements of operations and comprehensive income.  Ineffectiveness associated with our interest rate swaps was immaterial for all periods presented.  At June 30, 2012, most of our remaining unrealized gains (losses) related to our derivative contracts are expected to be reclassified into earnings within the next 12 months, including $9.1 million for our oil and natural gas contracts and $(0.2) million related to our interest swap contracts.  All unrealized gains (losses) related to our derivative contracts are expected to be reclassified to earnings by no later than December 31, 2013.  The last of our interest rate swaps will be settled in January 2014.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Oil and natural gas commodity contracts	$12,759	$20,720	$(796)	$9,942
Interest rate swaps	(79)	250	(326)	461
	$12,680	$20,970	$(1,122)	$10,403

		Gain (Loss) Reclassified from Accumulated OCI
		into Income
	Location of Gain (Loss)	(Effective Portion)
	Reclassified from	Three Months Ended		Six Months Ended
	Accumulated OCI into Income	June 30,		June 30,
	(Effective Portion)	2012	2011	2012	2011
		(in thousands)

Oil and natural gas commodity contracts	Oil and gas revenue	$8,023	$(11,860)	$8,132	$(18,185)
Interest rate swaps	Net interest expense	(120)	(591)	(313)	(1,071)
		$7,903	$(12,451)	$7,819	$(19,256)

The following table presents the impact that derivative instruments not designated as hedges had on our condensed consolidated statement of operations and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

		Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2012	2011	2012	2011
		(in thousands)

Foreign exchange forwards	Other expense	$(69)	$6	$164	$614
		$(69)	$6	$164	$614

Note 17 – Condensed Consolidated Guarantor and Non-Guarantor Financial Information

The payment of our obligations under the Senior Unsecured Notes is guaranteed by all of our restricted domestic subsidiaries (“Subsidiary Guarantors”) except for Cal Dive I-Title XI, Inc.  Each of these Subsidiary Guarantors is included in our condensed consolidated financial statements and has fully and unconditionally guaranteed the Senior Unsecured Notes on a joint and several basis.  As a result of these guaranty arrangements, we are required to present the following condensed consolidating financial information.  The accompanying guarantor financial information is reported based on the equity method of accounting for all periods presented.  Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity.  Elimination entries related primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
(Unaudited)

As of June 30, 2012
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$584,113	$2,775	$62,615	$—	$649,503
Accounts receivable, net	71,410	82,343	34,151	—	187,904
Unbilled revenue	10,416	187	40,942	—	51,545
Income taxes receivable	111,850	—	8,463	(120,313)	—
Other current assets	57,286	44,058	16,630	5	117,979
Total current assets	835,075	129,363	162,801	(120,308)	1,006,931
Intercompany	(183,504)	368,513	(119,650)	(65,359)	—
Property and equipment, net	223,058	1,458,080	682,846	(4,691)	2,359,293
Other assets:
Equity investments in unconsolidated affiliates	—	—	173,543	—	173,543
Equity investments in affiliates	2,031,892	43,534	—	(2,075,426)	—
Goodwill, net	—	45,107	17,145	—	62,252
Other assets, net	53,241	38,923	32,066	(37,444)	86,786
Due from subsidiaries/parent	47,426	580,277	—	(627,703)	—
	$3,007,188	$2,663,797	$948,751	$(2,930,931)	$3,688,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,247	$71,377	$36,114	$—	$156,738
Accrued liabilities	59,212	95,392	22,621	—	177,225
Income taxes payable	—	139,280	—	(136,215)	3,065
Current maturities of long-term debt	8,000	—	4,997	—	12,997
Total current liabilities	116,459	306,049	63,732	(136,215)	350,025
Long-term debt	1,065,148	—	102,760	—	1,167,908
Deferred tax liabilities	240,263	103,693	107,317	(5,456)	445,817
Asset retirement obligations	—	135,235	—	—	135,235
Other long-term liabilities	4,237	4,067	528	—	8,832
Due to parent	—	—	81,056	(81,056)	—
Total liabilities	1,426,107	549,044	355,393	(222,727)	2,107,817
Convertible preferred stock	1,000	—	—	—	1,000
Total equity	1,580,081	2,114,753	593,358	(2,708,204)	1,579,988
	$3,007,188	$2,663,797	$948,751	$(2,930,931)	$3,688,805

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	As of December 31, 2011
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$495,484	$2,434	$48,547	$—	$546,465
Accounts receivable, net	79,290	117,767	41,724	—	238,781
Unbilled revenue	10,530	155	26,690	—	37,375
Income taxes receivable	80,388	—	—	(80,388)	—
Other current assets	68,627	48,661	10,159	(5,826)	121,621
Total current assets	734,319	169,017	127,120	(86,214)	944,242
Intercompany	(147,187)	315,821	(102,826)	(65,808)	—
Property and equipment, net	230,946	1,422,326	682,899	(4,844)	2,331,327
Other assets:
Equity investments in unconsolidated affiliates	—	—	175,656	—	175,656
Equity investments in affiliates	1,952,392	37,239	—	(1,989,631)	—
Goodwill, net	—	45,107	17,108	—	62,215
Other assets, net	53,425	36,453	16,809	(37,780)	68,907
Due from subsidiaries/parent	64,655	430,496	—	(495,151)	—
	$2,888,550	$2,456,459	$916,766	$(2,679,428)	$3,582,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,280	$82,750	$25,013	$—	$147,043
Accrued liabilities	115,921	97,692	26,350	—	239,963
Income taxes payable	—	97,692	217	(96,616)	1,293
Current maturities of long-term debt	3,000	—	10,377	(5,500)	7,877
Total current liabilities	158,201	278,134	61,957	(102,116)	396,176
Long-term debt	1,042,155	—	105,289	—	1,147,444
Deferred tax liabilities	231,255	88,625	103,552	(5,822)	417,610
Asset retirement obligations	—	161,208	—	—	161,208
Other long-term liabilities	4,150	4,647	571	—	9,368
Due to parent	—	—	98,285	(98,285)	—
Total liabilities	1,435,761	532,614	369,654	(206,223)	2,131,806
Convertible preferred stock	1,000	—	—	—	1,000
Total equity	1,451,789	1,923,845	547,112	(2,473,205)	1,449,541
	$2,888,550	$2,456,459	$916,766	$(2,679,428)	$3,582,347

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2012
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated

Net revenues	$19,963	$254,880	$95,632	$(23,081)	$347,394
Cost of sales	26,084	178,437	72,509	(22,861)	254,169
Gross profit	(6,121)	76,443	23,123	(220)	93,225
Loss on sale or acquisition of assets	—	(236)	—	—	(236)
Ineffectiveness on oil and gas derivative contract	—	10,069	—	—	10,069
Selling, general and administrative expenses	(11,658)	(8,919)	(4,257)	263	(24,571)
Income (loss) from operations	(17,779)	77,357	18,866	43	78,487
Equity in earnings of investments	64,446	3,670	5,748	(68,116)	5,748
Net interest expense and other	(9,597)	(7,074)	(3,648)	—	(20,319)
Income (loss) before income taxes	37,070	73,953	20,966	(68,073)	63,916
Provision (benefit) for income taxes	(7,554)	24,142	1,872	16	18,476
Net income (loss) applicable to Helix	44,624	49,811	19,094	(68,089)	45,440
Less: net income applicable to noncontrolling interests	—	—	—	(789)	(789)
Preferred stock dividends	(10)	—	—	—	(10)
Net income (loss) applicable to Helix common shareholders	$44,614	$49,811	$19,094	$(68,878)	$44,641

Total comprehensive income (loss) applicable to Helix common shareholders	$44,535	$62,570	$16,254	$(68,876)	$54,483
t
	Three Months Ended June 30, 2011
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated

Net revenues	$20,545	$247,855	$92,926	$(23,007)	$338,319
Cost of sales	15,123	173,897	71,730	(22,629)	238,121
Gross profit	5,422	73,958	21,196	(378)	100,198
Loss on sale or acquisition of assets	(22)	—	—	—	(22)
Selling, general and administrative expenses	(9,574)	(9,915)	(4,658)	389	(23,758)
Income (loss) from operations	(4,174)	64,043	16,538	11	76,418
Equity in earnings of investments	58,929	4,194	5,887	(63,123)	5,887
Net interest expense and other	(18,243)	(5,890)	108	—	(24,025)
Income (loss) before income taxes	36,512	62,347	22,533	(63,112)	58,280
Provision (benefit) for income taxes	(4,790)	20,319	637	5	16,171
Net income (loss) applicable to Helix	41,302	42,028	21,896	(63,117)	42,109
Less:net income applicable to noncontrolling interests	—	—	—	(786)	(786)
Preferred stock dividends	(10)	—	—	—	(10)
Net income (loss) applicable to Helix common shareholders	$41,292	$42,028	$21,896	$(63,903)	$41,313

Total comprehensive income (loss) applicable to Helix common shareholders	$41,542	$62,748	$20,485	$(63,908)	$60,867

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2012
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated

Net revenues	$39,985	$540,568	$221,532	$(46,764)	$755,321
Cost of sales	42,705	343,030	160,954	(46,303)	500,386
Gross profit	(2,720)	197,538	60,578	(461)	254,935
Loss on sale or acquisition of assets	—	(1,714)	—	—	(1,714)
Ineffectiveness on oil and gas derivative contract	—	7,730	—	—	7,730
Selling, general and administrative expenses	(22,930)	(18,796)	(9,091)	550	(50,267)
Income (loss) from operations	(25,650)	184,758	51,487	89	210,684
Equity in earnings of investments	157,696	6,295	6,155	(163,991)	6,155
Net interest expense and other	(40,144)	(14,284)	(4,692)	—	(59,120)
Income (loss) before income taxes	91,902	176,769	52,950	(163,902)	157,719
Provision (benefit) for income taxes	(18,428)	59,023	5,127	31	45,753
Net income (loss) applicable to Helix	110,330	117,746	47,823	(163,933)	111,966
Less: net income applicable to noncontrolling interests	—	—	—	(1,578)	(1,578)
Preferred stock dividends	(20)	—	—	—	(20)
Net income (loss) applicable to Helix common shareholders	$110,310	$117,746	$47,823	$(165,511)	$110,368

Total comprehensive income (loss) applicable to Helix common shareholders	$109,985	$116,950	$49,138	$(165,513)	$110,560

	Six Months Ended June 30, 2011
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated

Net revenues	$36,127	$489,897	$150,802	$(46,900)	$629,926
Cost of sales	31,716	339,128	128,008	(46,200)	452,652
Gross profit	4,411	150,769	22,794	(700)	177,274
Loss on sale or acquisition of assets	(6)	—	—	—	(6)
Selling, general and administrative expenses	(20,760)	(19,951)	(8,812)	784	(48,739)
Income (loss) from operations	(16,355)	130,818	13,982	84	128,529
Equity in earnings of investments	107,036	(1,468)	11,537	(105,568)	11,537
Net interest expense and other	(35,527)	(10,599)	525	—	(45,601)
Income (loss) before income taxes	55,154	118,751	26,044	(105,484)	94,465
Provision (benefit) for income taxes	(11,963)	42,060	(4,404)	28	25,721
Net income (loss) applicable to Helix	67,117	76,691	30,448	(105,512)	68,744
Less:net income applicable to noncontrolling interests	—	—	—	(1,554)	(1,554)
Preferred stock dividends	(20)	—	—	—	(20)
Net income (loss) applicable to Helix common shareholders	$67,097	$76,691	$30,448	$(107,066)	$67,170

Total comprehensive income (loss) applicable to Helix common shareholders	$67,559	$86,633	$31,157	$(107,077)	$78,272

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

Six Months Ended June 30, 2012
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated
Cash flow from operating activities:
Net income (loss), including noncontrolling interests	$110,330	$117,746	$47,823	$(163,933)	$111,966
Adjustments to reconcile net income (loss), including noncontrolling interests to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(157,696)	(6,295)	—	163,991	—
Other adjustments	(23,636)	146,623	(11,702)	(2,231)	109,054
Net cash provided by (used in) operating activities	(71,002)	258,074	36,121	(2,173)	221,020

Cash flows from investing activities:
Capital expenditures	(1,635)	(131,879)	(16,593)	—	(150,107)
Distributions from equity investments, net	—	—	2,045	—	2,045
Decreases in restricted cash	—	2,660	—	—	2,660
Net cash used in investing activities	(1,635)	(129,219)	(14,548)	—	(145,402)

Cash flows from financing activities:
Borrowings of debt	400,000	—	—	—	400,000
Repayments of debt	(356,195)	—	(2,409)	—	(358,604)
Deferred financing costs	(6,485)	—	—	—	(6,485)
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Excess tax benefit from stock-based compensation	(657)	—	—	—	(657)
Exercise of stock options, net	372	—	—	—	372
Intercompany financing	131,741	(128,514)	(5,400)	2,173	—
Net cash provided by (used in) financing activities	161,266	(128,514)	(7,809)	2,173	27,116
Effect of exchange rate changes on cash and cash equivalents	—	—	304	—	304
Net increase in cash and cash equivalents	88,629	341	14,068	—	103,038
Cash and cash equivalents:
Balance, beginning of year	495,484	2,434	48,547	—	546,465
Balance, end of year	$584,113	$2,775	$62,615	$—	$649,503

HELIX ENERGY SOLUTIONS GROUP, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

Six Months Ended June 30, 2011
	Helix	Guarantors	Non-Guarantors	Consolidating Entries	Consolidated
Cash flow from operating activities:
Net income (loss), including noncontrolling interests	$67,117	$76,691	$30,448	$(105,512)	$68,744
Adjustments to reconcile net income (loss), including noncontrolling interests to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(107,036)	1,468	—	105,568	—
Other adjustments	21,261	180,193	(14,149)	(5,476)	181,829
Net cash provided by (used in) operating activities	(18,658)	258,352	16,299	(5,420)	250,573

Cash flows from investing activities:
Capital expenditures	(15,699)	(76,331)	(14,092)	—	(106,122)
Distributions from equity investments, net	—	—	(1,106)	—	(1,106)
Proceeds from sale of Cal Dive common stock	3,588	—	—	—	3,588
Decreases in restricted cash	—	863	—	—	863
Net cash used in investing activities	(12,111)	(75,468)	(15,198)	—	(102,777)

Cash flows from financing activities:
Repayments of debt	(111,191)	—	(2,294)	—	(113,485)
Deferred financing costs	(9,014)	—	—	—	(9,014)
Repurchases of common stock	(1,012)	—	—	—	(1,012)
Excess tax benefit from stock-based compensation	(1,196)	—	—	—	(1,196)
Exercise of stock options, net and other	1,652	—	(1,213)	—	439
Intercompany financing	162,868	(183,765)	15,477	5,420	—
Net cash provided by (used in) financing activities	42,107	(183,765)	11,970	5,420	(124,268)
Effect of exchange rate changes on cash and cash equivalents	—	—	(424)	—	(424)
Net increase (decrease) in cash and cash equivalents	11,338	(881)	12,647	—	23,104
Cash and cash equivalents:
Balance, beginning of year	376,434	3,294	11,357	—	391,085
Balance, end of year	$387,772	$2,413	$24,004	$—	$414,189

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy company that provides specialty services to the offshore energy industry, with a focus on our growing well intervention and robotics businesses.  We also own an oil and gas business that is a prospect generation, exploration, development and production company.  We utilize cash flow generated from our oil and gas production to support expansion of our well intervention and robotics businesses.

Our Strategy

Over the past few years, we have focused on improving our balance sheet by increasing our liquidity through disposition of non-core business assets and reductions in our planned capital spending.  At June 30, 2012, our cash on hand totaled $649.5 million and our liquidity was $1.1 billion.  Our capital expenditures for full year 2012 are expected to total approximately $635 million, primarily reflecting construction costs associated with our recently announced new semi-submersible well intervention vessel, costs related to the purchase and conversion of the Discoverer 534 drillship into a well intervention vessel, and the exploration and development costs for certain of our oil and gas properties (excluding costs related to our asset retirement obligations). We believe that we have sufficient liquidity to successfully implement our near term business plan without incurring additional indebtedness beyond the existing capacity under the Revolving Credit Facility.

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

•	worldwide economic activity, including available access to global capital and equity markets;
•	demand for oil and natural gas, especially in the United States, Europe, China and India;
•	economic and political conditions in the Middle East and other oil-producing regions;
•	the effect of regulations on offshore Gulf of Mexico oil and gas operations;
•	actions taken by OPEC;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the cost of offshore exploration for and production and transportation of oil and gas;
•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development and production operations;
•	the sale and expiration dates of offshore leases in the United States and overseas;
•	technological advances affecting energy exploration production transportation and consumption;
•	weather conditions;
•	environmental and other governmental regulations; and
•	tax policies.

During the second quarter of 2012, oil prices decreased rather significantly from levels realized in the previous three months.  The average NYMEX West Texas Intermediate (“WTI”) crude oil price was $93.49 per barrel in the second quarter of 2012 compared to $102.93 per barrel in the first quarter of 2012 and $94.06 per barrel in the fourth quarter of 2011.  In 2011, the price that we received for the majority of our crude oil sales volumes started to increase significantly over the WTI market price.  Historically the price we receive for most of our crude oil, as priced using a number of Gulf Coast crude oil price indexes, closely correlated with current market prices of WTI crude oil; however, because of a substantial increase in crude oil inventories at Cushing, Oklahoma the price of Gulf Coast crude has been substantially higher than WTI.  Currently the price we receive for our crude oil more closely correlates with the Brent crude oil price in the North Sea. The premium we received for our oil sales was anywhere from $8 - $27 per barrel greater than the given WTI price during the past twelve months and was approximately $11 per barrel in the first half of 2012.  We do not know how long the price variance of our crude oil and WTI will continue but most analysts believe this premium will continue at least through 2012.

Although the market environment for natural gas improved in the second quarter of 2012, in general natural gas prices remain weak, reflecting the unusually mild conditions during the past winter season over the majority of the U.S. and the continued increase in supply of natural gas derived primarily from non-traditional sources of natural gas such as production from shale formations and tight sands located throughout the U.S.  A combination of these factors has decreased the NYMEX Henry Hub price of natural gas to $2.00 per Mcf at March 31, 2012, reflecting the lowest prices for natural gas in approximately 10 years.  At June 30, 2012, the NYMEX Henry Hub price of natural gas was $2.74 per Mcf.

Over the past three months, there has been considerable concern regarding an overall deterioration of the global economy.  The debt crisis and economic conditions in Europe are affecting the global equity and commodity markets as well as effectively hampering normal business activities.  Although China is still reporting economic growth, the level of such growth is slowing.  In the U.S., there is a consensus amongst most economists that the slow recovery will continue over at least the remainder of 2012.  The oil and natural gas industry has been adversely affected by the uncertainty of the general timing and level of the economic recovery as well the uncertainties concerning increased government regulation of the industry in the United States.  Over the longer-term, the fundamentals for our business remain generally favorable as the need for the continual replenishment of oil and gas production is the primary driver of demand for our services.

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

Contracting Services Operations

We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics.  The Contracting Services segment includes well operations, robotics and subsea construction services.  Our Contracting Services business operates primarily in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, with services that cover the lifecycle of an offshore oil or gas field.  As of June 30, 2012, our Contracting Services had backlog of approximately $721.0 million, including $338.5 million expected to be performed over the remainder of 2012.  Our Production Facilities segment reflects the results associated with the operations of the HP I as well as our equity investments in two Gulf of Mexico production facilities (Note 6).  Backlog for the HP I totaled approximately $32.8 million at June 30, 2012, including $16.7 million expected to be serviced over the remainder of 2012. At December 31, 2011, our combined backlog for both Contracting Services and the HP I totaled $539.7 million, including $505.1 million for 2012. These backlog contracts are cancelable without penalty in many cases.  Backlog is not a reliable indicator of total annual revenue for our Contracting Services businesses as contracts may be added, cancelled and in many cases modified while in progress.

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

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future performance, financial position, or cash flows, but excludes amounts that would not be so adjusted in the most comparable measures under generally accepted accounting principles (“GAAP”).  We measure our operating performance based on EBITDAX, a non-GAAP financial measure, that is commonly used in the oil and natural gas industry but is not a recognized accounting term under GAAP.  We use EBITDAX to monitor and facilitate the internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required under our debt covenants.  We believe our measure of EBITDAX provides useful information to the public regarding our ability to service debt and fund capital expenditures and may help our investors understand our operating performance and compare our results to other companies that have different financing, capital and tax structures.

We define EBITDAX as income (loss) from continuing operations plus income taxes, net interest expense and other, depreciation, depletion and amortization expense and exploration expenses.  We separately disclose our non-cash asset impairment charges, which, if not material, would be reflected as a component of our depreciation, depletion and amortization expense.

In our reconciliation of income, including noncontrolling interests, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise footnoted.  This means that such amounts are recorded at 100% even if we do not own 100% of all of our subsidiaries.  Accordingly, to arrive at our measure of Adjusted EBITDAX, when applicable, we deduct the noncontrolling interests related to the adjustment components of EBITDAX, the gain or loss on the sale of assets, unrealized gains (losses) associated with our oil and gas commodity contracts.

Other companies may calculate their measures of EBITDAX and Adjusted EBITDAX differently than we do, which may limit its usefulness as a comparative measure.  Because EBITDAX is not a financial measure calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for net income attributable to common shareholders, but used as a supplement to that GAAP financial measure.  A reconciliation of our net income, including noncontrolling interests to EBITDAX and Adjusted EBITDAX is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Net income, including noncontrolling interests	$45,440	$42,109	$111,966	$68,744
Adjustments:
Income tax provision	18,476	16,171	45,753	25,721
Net interest expense and other	20,319	24,025	41,993	45,601
Loss on extinguishment of long term debt	—	—	17,127	—
Depreciation and amortization	62,468	75,027	134,960	167,170
Asset impairment charges	14,590	11,573	14,590	11,573
Exploration expenses	1,092	7,939	1,846	8,285
EBITDAX	162,385	176,844	368,235	327,094
Adjustments:
Noncontrolling interest Kommandor LLC	(1,026)	(1,026)	(2,052)	(2,041)
Unrealized gain on oil and gas commodity contracts	(10,069)	—	(7,730)	—
Loss on sales of assets	236	22	1,714	6
ADJUSTED EBITDAX	$151,526	$175,840	$360,167	$325,059

Comparison of Three Months Ended June 30, 2012 and 2011

The following table details various financial and operational highlights for the periods presented:

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Revenues (in thousands) –
Contracting Services	$209,557	$171,353	$38,204
Production Facilities	19,963	20,545	(582)
Oil and Gas	149,933	172,458	(22,525)
Intercompany elimination	(32,059)	(26,037)	(6,022)
	$347,394	$338,319	$9,075

Gross profit (in thousands) –
Contracting Services	$26,338	$38,049	$(11,711)
Production Facilities	10,017	12,070	(2,053)
Oil and Gas	57,510	50,858	6,652
Corporate	(738)	(760)	22
Intercompany elimination	98	(19)	117
	$93,225	$100,198	$(6,973)

Gross Margin –
Contracting Services	13%	22%
Production Facilities	50%	59%
Oil and Gas	38%	29%
Total company	27%	30%

Number of vessels (1) / Utilization (2)
Contracting Services:
Construction vessels	9/84%	8/71%
Well operations	3/67%	3/89%
ROVs	51/65%	46/54%

(1)
Represents number of vessels as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of calendar days in the applicable period.

Intercompany segment revenues during the three-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)

Contracting Services	$20,538	$14,295	$6,243
Production Facilities	11,521	11,742	(221)
	$32,059	$26,037	$6,022

Intercompany segment profit during the three-month periods ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)

Contracting Services	$(55)	$63	$(118)
Production Facilities	(43)	(44)	1
	$(98)	$19	$(117)

The following table details various financial and operational highlights related to our Oil and Gas segment for the periods presented:

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Oil and Gas information –
Oil production volume (MBbls)	1,232	1,430	(198)
Oil sales revenue (in thousands)	$132,425	$145,074	$(12,649)
Average oil sales price per Bbl (excluding hedges)	$106.95	$111.23	$(4.28)
Average realized oil price per Bbl (including hedges)	$107.51	$101.43	$6.08
Increase (decrease) in oil sales revenue due to:
Change in prices (in thousands)	$8,701
Change in production volume (in thousands)	(21,350)
Total decrease in oil sales revenue (in thousands)	$(12,649)

Gas production volume (MMcf)	2,735	4,075	(1,340)
Gas sales revenue (in thousands)	$15,762	$25,121	$(9,359)
Average gas sales price per mcf (excluding hedges)	$3.49	$5.63	$(2.14)
Average realized gas price per mcf (including hedges)	$5.76	$6.17	$(0.41)
Decrease in gas sales revenue due to:
Change in prices (in thousands)	$(1,641)
Change in production volume (in thousands)	(7,718)
Total decrease in gas sales revenue (in thousands)	$(9,359)

Total production (MBOE)	1,687	2,109	(422)
Price per BOE	$87.82	$80.68	$7.14

Oil and Gas revenue information (in thousands) –
Oil and gas sales revenue	$148,186	$170,195	$(22,009)
Other revenues (1)	1,747	2,263	(516)
	$149,933	$172,458	$(22,525)

(1)	Other revenues include fees earned under our process handling agreements.

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

	Three Months Ended June 30,
	2012		2011
	Total	Per barrel	Total	Per barrel
Oil and gas operating expenses (1):
Direct operating expenses (2)	$27,311	$16.19	$29,390	$13.94
Workover	6,150	3.65	2,236	1.06
Transportation	1,976	1.17	1,391	0.66
Repairs and maintenance	2,114	1.25	2,980	1.41
Overhead and company labor	2,943	1.74	3,296	1.56
	$40,494	$24.00	$39,293	$18.63

Depletion expense	$36,315	$21.52	$48,526	$23.00
Abandonment	11,019	6.53	11,375	5.39
Accretion expense	3,415	2.02	3,844	1.82
Net hurricane (reimbursements) costs	88	0.05	(950)	(0.45)
Impairment	—	—	11,573	5.49
	50,837	30.12	74,368	35.25
Total	$91,331	$54.12	$113,661	$53.88

(1)	Excludes exploration expense of $1.1 million and $7.9 million for the three-month periods ended June 30, 2012 and 2011, respectively. Exploration expense is not a component of lease operating expense.

(2)	Includes production taxes.

Revenues.  Our Contracting Services revenues increased by 22% for the three-month period ended June 30, 2012 as compared to the same period in 2011.  The increase reflects significantly higher utilization for our subsea construction vessels, with the Express being deployed on a project located offshore Israel and the continued deployment of the Caesar on an accommodation project offshore Mexico.  The Intrepid was idle for most of the second quarter of 2012 as further discussed in “Gross Profit” below.  Our robotics revenues increased reflecting the increased number of assets for that business as well as higher utilization of our chartered vessels and owned ROVs.  We had decreased revenues associated with our well operations activities primarily reflecting the extended downtime associated with the planned regulatory dry docking of both the Q4000 and the Seawell. The Well Enhancer is expected to go into dry dock in the third quarter of 2012.

Oil and Gas revenues decreased 13% during the three-month period ended June 30, 2012 as compared to the same period in 2011, reflecting a 20% reduction in production volumes.  The decline in production volumes was impacted by weather-related downtime for certain of our producing fields in June 2012, normal oil production declines, and decreased natural gas production reflecting the disposition of certain natural gas fields subsequent to June 30, 2011.  For the month of July (through July 22, 2012) our production rate approximated 17.5 MBOE/d as compared to an approximate average of 18.5 MBOE/d in the second quarter of 2012.

Our Production Facilities revenues decreased by 3% for the three-month period ended June 30, 2012 as compared to the same period in 2011.  The HP I is currently being utilized in the Phoenix field, where it is expected to remain until the field becomes uneconomic.

Gross Profit.  Gross profit associated with Contracting Services decreased by approximately 31% in the second quarter of 2012 as compared to the same period last year.  As our subsea construction vessel, the Intrepid, did not have any work contracted for the immediately foreseeable future, we deferred the vessel’s scheduled regulatory dry dock and are currently preparing the vessel to be placed in cold-stack mode for at least the remainder of 2012.  This decision resulted in the conclusion that the vessel was impaired at June 30, 2012.  Accordingly, we recorded a $14.6 million impairment charge to reduce the carrying cost of the Intrepid to its estimated fair value.  Excluding that impairment charge, our Contracting Services gross profit increased 8%, reflecting higher utilization of our construction vessels and ROVs.  Furthermore, gross profit was negatively impacted in the second quarter of 2012 due to the extended regulatory dry docking and the associated out of service days for both the Q4000 and the Seawell.  We anticipate high utilization for all of our vessels for the remainder of 2012 with the exception of the planned regulatory dry dock of the Well Enhancer in the third quarter and the Intrepid being in cold-stack mode.

Oil and Gas gross profit increased by 13% in the second quarter of 2012 as compared to the same period in 2011, which was partially attributable to lower asset retirement obligation cost overruns.  Additionally, there were no oil and gas property impairments for the three-month period ended June 30, 2012 while such impairments totaled $11.6 million for the three-month period ended June 30, 2011.  Absent the effect of the aforementioned 2011 charges, oil and gas gross profit decreased by approximately 13%, primarily reflecting lower production volumes offset in part by higher oil price realizations.

Ineffectiveness on Oil and Gas Commodity Derivative Contracts.  The $10.1 million gain on oil and gas commodity derivative contracts reflects the amount of unrealized ineffectiveness associated with our oil derivative contracts that were designated as hedging contracts.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were essentially flat in both absolute dollar amounts and as a percentage of total revenues (7%) for the comparable second quarter periods of 2012 and 2011.

Equity in Earnings of Investments.  Equity in earnings of investments was $5.7 million in the second quarter of 2012 as compared to $5.9 million in the second quarter of 2011.  This decrease was primarily due to Independence Hub receiving lower fees from major customers of the facility following expiration of a five-year supplemental monthly demand fee in March 2012.  Such decrease in equity in earnings of investments was partially offset by a $3.7 million recovery of previously estimated losses associated with our Australian joint venture when we completed our exit from that joint venture in April 2012.

Net Interest Expense.  Our net interest expense totaled $18.6 million for the three-month period ended June 30, 2012 as compared to $25.3 million in the same period last year.  The decrease in interest expense primarily reflects a general reduction of our indebtedness since the second quarter of 2011, including the early extinguishment of approximately $275 million of our Senior Unsecured Notes during the third quarter of 2011 ($75 million) and the first quarter of 2012 ($200 million).  The Senior Unsecured Notes bear a 9.5% interest rate which is greater than the 5.1% weighted average interest rate of our total indebtedness as of June 30, 2012.  Capitalized interest totaled $1.0 million for the three-month period ended June 30, 2012 as compared to $0.3 million for the same period in 2011.  Interest income totaled $0.3 million for the second quarter of 2012 as compared with $0.5 million in the second quarter of 2011.

Other Income (Expense), net.  We reported other expense of $1.7 million in second quarter 2012 as compared to other income of $1.3 million in the same prior year period.  The increase in other expense primarily reflects foreign exchange fluctuations in our non U.S. dollar functional currencies.

Provision for Income Taxes.  Income taxes reflected expense of $18.5 million in the second quarter of 2012 as compared to $16.2 million in the same period last year.  The variance primarily reflects increased profitability in the current year period.  The effective tax rate of 28.9% for the second quarter of 2012 was higher than the 27.7% effective tax rate for the second quarter of 2011 as a result of the increased profitability in certain foreign jurisdictions with higher tax rates.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table details various financial and operational highlights for the periods presented:

	Six Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Revenues (in thousands) –
Contracting Services	$454,101	$302,890	$151,211
Production Facilities	39,985	36,115	3,870
Oil and Gas	328,018	341,317	(13,299)
Intercompany elimination	(66,783)	(50,396)	(16,387)
	$755,321	$629,926	$125,395

Gross profit (in thousands) –
Contracting Services	$92,850	$48,561	$44,289
Production Facilities	20,207	18,206	2,001
Oil and Gas	146,346	112,093	34,253
Corporate	(1,546)	(1,657)	111
Intercompany elimination	(2,922)	71	(2,993)
	$254,935	$177,274	$77,661

Gross Margin –
Contracting Services	20%	16%
Production Facilities	51%	50%
Oil and Gas	45%	33%
Total company	34%	28%

Number of vessels (1) / Utilization (2)
Contracting Services:
Construction vessels	9/89%	8/61%
Well operations	3/76%	3/83%
ROVs	51/67%	46/52%

(1)
Represents number of vessels as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels in this category generated revenues by the total number of calendar days in the applicable period.

Intercompany segment revenues during the six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)

Contracting Services	$43,739	$27,164	$16,575
Production Facilities	23,044	23,232	(188)
	$66,783	$50,396	$16,387

Intercompany segment profit during the six-month periods ended June 30, 2012 and 2011 was as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)

Contracting Services	$3,009	$39	$2,970
Production Facilities	(87)	(110)	23
	$2,922	$(71)	$2,993

The following table details various financial and operational highlights related to our Oil and Gas segment for the periods presented:

	Six Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Oil and Gas information –
Oil production volume (MBbls)	2,658	2,931	(273)
Oil sales revenue (in thousands)	$288,169	$280,910	$7,259
Average oil sales price per Bbl (excluding hedges)	$109.45	$103.92	$5.53
Average realized oil price per Bbl (including hedges)	$108.41	$95.83	$12.58
Increase (decrease) in oil sales revenue due to:
Change in prices (in thousands)	$36,881
Change in production volume (in thousands)	(29,622)
Total increase in oil sales revenue (in thousands)	$7,259

Gas production volume (MMcf)	6,303	9,477	(3,174)
Gas sales revenue (in thousands)	$36,518	$56,282	$(19,764)
Average gas sales price per mcf (excluding hedges)	$4.06	$5.35	$(1.29)
Average realized gas price per mcf (including hedges)	$5.79	$5.94	$(0.15)
Decrease in gas sales revenue due to:
Change in prices (in thousands)	$(1,376)
Change in production volume (in thousands)	(18,388)
Total decrease in gas sales revenue (in thousands)	$(19,764)

Total production (MBOE)	3,709	4,511	(802)
Price per BOE	$87.55	$74.75	$12.80

Oil and Gas revenue information (in thousands) –
Oil and gas sales revenue	$324,687	$337,192	$(12,505)
Other revenues (1)	3,331	4,125	(794)
	$328,018	$341,317	$(13,299)

(1)	Other revenues include fees earned under our process handling agreements.

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

	Six Months Ended June 30,
	2012		2011
	Total	Per barrel	Total	Per barrel
Oil and gas operating expenses (1):
Direct operating expenses (2)	$55,877	$15.07	$60,050	$13.32
Workover	8,231	2.22	4,804	1.06
Transportation	3,833	1.03	3,802	0.84
Repairs and maintenance	3,984	1.08	5,247	1.16
Overhead and company labor	5,984	1.61	6,613	1.47
	$77,909	$21.01	$80,516	$17.85

Depletion expense	$80,718	$21.77	$114,239	$25.32
Abandonment	14,259	3.84	11,533	2.56
Accretion expense	6,854	1.85	7,630	1.69
Net hurricane (reimbursements) costs	86	0.02	(4,552)	(1.01)
Impairment	—	—	11,573	2.57
	101,917	27.48	140,423	31.13
Total	$179,826	$48.49	$220,939	$48.98

(1)	Excludes exploration expense of $1.8 million and $8.3 million for the six-month periods ended June 30, 2012 and 2011, respectively. Exploration expense is not a component of lease operating expense.

(2)	Includes production taxes.

Revenues.  Our Contracting Services revenues increased by 50% for the six-month period ended June 30, 2012 as compared to the same period in 2011.  The increase reflects significantly higher utilization for our subsea construction vessels, which benefited from an increase in activity in the Gulf of Mexico in the first quarter of 2012, the continued deployment of the Caesar on an accommodation project in Mexico and the Express working offshore Israel for most of the second quarter of 2012.  Our combined robotics and well operations revenues for the six-month period ended June 30, 2012 increased by 32% over amounts realized in the first half of 2011.  The increase in our robotics revenues reflects the high utilization of our chartered vessels and owned ROVs, the utilization of a number of additional spot market vessels for much of the first half of 2012, and the performance of a number of North Sea trenching projects in early 2012 (which activities are not normally conducted during the first quarter in large part because of seasonal weather patterns).  Our well operations activities reflected increased revenues despite the Q4000 and the Seawell being in dry dock for 70 days and 52 days, respectively, with most of the associated out of service days occurring in the second quarter of 2012.  The Well Enhancer is expected to go into dry dock in the third quarter of 2012.  As noted in the “Comparison of the Three Months Ended June 30, 2012”, the Intrepid was idle for most of the second quarter of 2012 and is being placed in cold-stack mode.

Oil and Gas revenues decreased 4% during the six-month period ended June 30, 2012 as compared to the same period in 2011, reflecting lower production volumes offset in part by higher oil prices.  Our production decreased by 18% in the first half of 2012 as compared to the same period in 2011, primarily reflecting much lower natural gas production, normal oil production declines, and the weather-related downtime affecting certain of our fields in June 2012.  The decrease in the production of natural gas primarily reflects the disposition of certain oil and gas properties subsequent to June 30, 2011, most notably eight natural gas producing fields in the Main Pass area in January 2012.

Our Production Facilities revenues increased by 11% for the six-month period ended June 30, 2012 as compared to the same period in 2011.  The increase in revenues primarily reflects the quarterly HFRS retainer fee, which commenced on April 1, 2011.

Gross Profit.  Gross profit associated with our Contracting Services increased by approximately 91% in the first half of 2012 as compared to the same period last year.  This increase reflects the strong margins achieved on many of our Contracting Services projects as well as the increased number and much higher utilization of our construction vessels and ROVs.  Gross profit was negatively impacted in the first half of 2012 because of the extended regulatory dry docking for the Q4000 and the Seawell, as well as a $14.6 million asset impairment charge recorded following our decision to place the Intrepid in cold-stack mode (Note 14).

Absent the scheduled dry dock of the Well Enhancer in the third quarter of 2012 and the Intrepid being in cold-stack mode, we expect high utilization for our well operations and robotics vessels for the remainder of 2012.

Oil and Gas gross profit increased by approximately 30% during the six-month period ended June 30, 2012 as compared to the same period in 2011, which was primarily attributable to higher oil price realizations offset in part by lower production volumes.  The decrease in our sales volumes was primarily related to lower natural gas production as a result of the disposition of eight of our non-operated properties (see below).  We are also experiencing normal oil production declines at our Phoenix field.

Loss on Sale of Assets, Net.  The $1.7 million loss on the disposition of assets in the first half of 2012 primarily reflects the disposition of eight of our non-operated oil and gas properties located in the Main Pass area of the Gulf of Mexico.  We transferred our ownership interests in these natural gas producing properties to our joint interest partner in exchange for them assuming our share ($5.3 million) of the future asset retirement obligations associated with these properties.

Ineffectiveness on Oil and Gas Commodity Derivative Contracts.  The $7.7 million gain on oil and gas commodity derivative contracts reflects the amount of unrealized ineffectiveness associated with our oil derivative contracts designated as hedging contracts.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were essentially flat when comparing the year over year periods.  However, as a percentage of revenues our selling, general and administrative expenses decreased to 6.7% in the first half of 2012 as compared to 7.7% in the first half of 2011.  Our selling, general and administrative expenses in the first half of 2011 included $1.6 million of costs related to the resignation of our Executive Vice President and Chief Operating Officer.

Equity in Earnings of Investments.  Equity in earnings of investments decreased by $5.4 million during the six-month period ended June 30, 2012 as compared to the same prior year period.  The decrease was primarily due to Independence Hub receiving lower fees from major customers of the facility following expiration of a five-year supplemental monthly demand fee in March 2012.

Net Interest Expense.  Our net interest expense totaled $40.4 million for the six-month period ended June 30, 2012 as compared to $49.5 million in the same period last year.  The decrease in interest expense primarily reflects a general reduction of our indebtedness since the second quarter of 2011, including the early extinguishment of approximately $275 million of our Senior Unsecured Notes during the third quarter of 2011 ($75 million) and the first quarter of 2012 ($200 million).  The Senior Unsecured Notes bear a 9.5% interest rate which is greater than the 5.1% weighted average interest rate of our total indebtedness as of June 30, 2012.  Capitalized interest totaled $1.5 million for the six-month period ended June 30, 2012 as compared to $0.3 million for the same period in 2011.  Interest income totaled $0.9 million for the first half of 2012 as compared with $1.0 million in the first half of 2011.

Loss on early extinguishment of long term debt.  The charges of $17.1 million were associated with the early extinguishment of portions of our debt in the first quarter of 2012, including $11.5 million related to our repurchase of $200 million of our Senior Unsecured Notes and $5.6 million related to our repurchase of $142.2 million of our 2025 Notes (Note 7).

Other Income (Expense), net.  We reported other expense of $1.6 million in first half of 2012 as compared to other income of $3.9 million in the same prior year period.  The increase in other expense primarily reflects foreign exchange fluctuations in our non U.S. dollar functional currencies.  In the first half of 2012, we recorded gains on our foreign exchange forward contracts totaling $0.2 million compared to gains of $0.6 million in the first half of 2011 (Note 16).  In the first half of 2011, we also sold our remaining 0.5 million shares of Cal Dive common stock for net proceeds of approximately $3.6 million.  Our gain on the sale of these remaining Cal Dive common shares was approximately $0.8 million.

Provision for Income Taxes.  Income taxes reflected expense of $45.8 million in the six-month period ended June 30, 2012 as compared to $25.7 million in the same period last year.  The variance primarily reflects increased profitability in the current year period.  The effective tax rate of 29.0% for the first half of 2012 was higher than the 27.2% effective tax rate for the same period in 2011 as a result of the increased profitability in certain foreign jurisdictions with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity for the periods presented:

	June 30, 2012	December 31, 2011
	(in thousands)

Net working capital	$656,906	$548,066
Long-term debt (1)	1,167,908	1,147,444
Liquidity (2)	1,103,191	1,105,065

(1)
Long-term debt does not include the current maturities portion of the long-term debt as such amount is included in net working capital.  It is also net of unamortized debt discount on our 2025 Notes and 2032 Notes (Note 7).

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our revolving credit facility, which capacity is reduced by current letters of credit drawn against the facility.  During the second half of 2012, we anticipate a significant reduction in our liquidity reflecting capital expenditures to expand our well intervention fleet as well as expected cash outlays to pay down our existing debt and to fund other capital expenditures (see “Outlook” below).

The carrying amount of our debt, including current maturities, as of June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)

Term Loans (mature July 2015) (1)	$377,000	$279,750
Revolving Credit Facility (matures July 2015) (1)	100,000	─
2025 Notes (mature March 2025) (2)	155,348	290,445
2032 Notes (mature March 2032) (3)	165,840	─
Senior Unsecured Notes (mature January 2016)	274,960	474,960
MARAD Debt (matures February 2027)	107,757	110,166
Total	$1,180,905	$1,155,321

(1)	Represents earliest date debt would mature; see Note 7 for conditions that would extend the maturity date.

(2)
These amounts are net of the unamortized debt discount of $2.5 million and $9.6 million, respectively.  The notes will increase to $157.8 million face amount through accretion of non-cash interest charges through 2012.  Notes may be redeemed by the holders beginning in December 2012 (Note 7).

(3)
This amount is net of the unamortized debt discount of $34.2 million.  The notes will increase to the $200 million face amount through accretion of non-cash interest charges through March 2018, which is the period in which the holders of the notes may first require us to redeem the notes.

The following table provides summary data from our condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$221,020	$250,573
Investing activities	$(145,402)	$(102,777)
Financing activities	$27,116	$(124,268)

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

In accordance with our Credit Agreement, Senior Unsecured Notes, 2025 Notes, 2032 Notes and MARAD debt, we are required to comply with certain covenants and restrictions, including certain financial ratios such as collateral coverage, interest coverage and consolidated indebtedness leverage, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements.  The Credit Agreement and Senior Unsecured Notes also contain provisions that limit our ability to incur certain types of additional indebtedness.  These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by the Company.  The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us.  Upon the occurrence of certain dispositions or the issuance or incurrence of certain types of indebtedness, we may be required to prepay a portion of the Term Loan equal to the amount of proceeds received from such occurrences (or at least 60% of the proceeds from the disposition of certain assets).  Such prepayments will be applied first to the Term Loan, and any excess will then be applied to the Term Loan A and the Revolving Credit Facility.  As of June 30, 2012 and December 31, 2011, we were in compliance with all of our debt covenants and restrictions.

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

Our 2025 Notes and 2032 Notes can be converted prior to stated maturity under certain triggering events specified in the respective indentures governing each series of Convertible Senior Notes.  To the extent we do not have cash on hand or long-term financing secured to cover the conversion, the 2025 Notes and 2032 Notes would be classified as a current liability in the accompanying condensed consolidated balance sheet.  No conversion triggers were met during the first half of 2012.  The holders may redeem the 2025 Notes beginning December 2012 (Note 7 as well as Note 9 of our 2011 Form 10-K).  As the holders have this option, we assessed whether or not this debt was required to be classified as a current liability at June 30, 2012 but concluded this debt still qualified as a long term debt because a) we possess enough borrowing capacity under our Revolving Credit Facility (matures July 2015) to settle the Convertible Senior Notes in full and b) it is our intent to utilize our borrowing capacity under the Revolving Credit Facility or other alternative financing proceeds to settle our 2025 Notes, if and when the holders exercise their redemption option.

In June 2011, we amended our Credit Agreement to, among other things, extend its maturity to at least July 1, 2015 and increase the availability under our Revolving Credit Facility to $600 million.  In February 2012, we entered into another amendment to our Credit Agreement.  Under terms of this amendment, the lenders provided us with $100 million in additional proceeds under a term loan (Term Loan A).  The terms of the Term Loan A are the same as those governing the Revolving Credit Facility, with the Term Loan A requiring a $5 million annual payment of the principal balance.  The Term Loan A funded in late March 2012 and we used these proceeds and $100 million of borrowings under our Revolving Credit Facility to redeem $200 million of our Senior Unsecured Notes outstanding.  See Note 7 as well as Note 9 of our 2011 Form 10-K for additional information related to our long-term debt, including more information regarding the recent amendments to our Credit Agreement and our requirements and obligations under the debt agreements including our covenants and collateral security.

Working Capital

Cash flow from operating activities decreased by $29.6 million in the six-month period ended June 30, 2012 as compared to the same period in 2011.  This decrease primarily reflects decreased oil and natural gas production and the effect of some of our vessels being in dry dock in the first half of 2012.  These decreases were partially offset by increased level of Contracting Services activity and the substantially higher oil prices realized in the first half of 2012.

Investing Activities

Capital expenditures have consisted principally of the purchase or construction of dynamically positioned vessels, strategic acquisitions of select businesses, improvements to existing vessels, acquisition, exploration and development of oil and gas properties and investments in our production facilities.  Significant sources (uses) of cash associated with investing activities for the six-month periods ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Capital expenditures:
Contracting Services	$(115,006)	$(30,840)
Production Facilities	(773)	(14,688)
Oil and Gas	(34,328)	(60,594)
Distributions (investments) from equity investments, net (1)	2,045	(1,106)
Proceeds from sale of Cal Dive common stock	—	3,588
Decrease in restricted cash	2,660	863
Cash used in investing activities	$(145,402)	$(102,777)

(1)	Distributions from equity investments are net of undistributed equity earnings from our equity investments. Gross distributions from our equity investments are detailed in “Equity Investments” below.

Capital expenditures associated with our Contracting Services business primarily include payments on our recently announced semi-submersible well intervention vessel and the acquisition and construction of additional ROVs and trenchers related to our robotics business.

On July 23, 2012, we entered into a definitive agreement to acquire the Discoverer 534 drillship from a subsidiary of Transocean Ltd. for $85 million.  The transaction is expected to close in August 2012.  We will then convert the drillship into a well intervention vessel in Singapore.  Expected cost for the vessel and subsequent conversion into a well intervention vessel is approximately $180 million, all of which is expected to be incurred in the second half of 2012.  The vessel is expected to join our well intervention fleet in the Gulf of Mexico in the first half of 2013.

Our oil and gas capital expenditures included costs associated with the exploration activities at our Danny II prospect at Garden Banks Block 506.  We hold a 50% working interest in the Danny II exploration well that was drilled to a total depth of approximately 14,750 feet, in water depths of approximately 2,800 feet.  Based on preliminary data, the well has encountered more than 70 feet of high quality net pay.  The well, expected to be predominately an oil producer, is currently being completed and is expected to be developed via a subsea tie back system to our 70% owned and operated East Cameron Block 381 platform.  First production from Danny II is expected in the fourth quarter of 2012.

Restricted Cash

As of June 30, 2012 and December 31, 2011, we had $31.1 million and $33.7 million of restricted cash, all of which consisted of funds required to be escrowed to cover the future asset retirement obligations associated with our South Marsh Island Block 130 field.  We have fully satisfied our escrow requirements and may use the restricted cash for future asset retirement costs for this field.  We have used a small portion of these escrowed funds to pay for the initial reclamation activities at the South Marsh Island Block 130 field.  Reclamation activities at the field will occur over many years and will be funded with these escrowed amounts.  These amounts are reflected in other assets, net in the accompanying condensed consolidated balance sheets.

Equity Investments

We received the following distributions from our equity investments during the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)

Deepwater Gateway.	$3,400	$3,550
Independence Hub	4,800	9,580
Total	$8,200	$13,130

Outlook

We anticipate that capital expenditures for the remainder of 2012 will total between $450 million and $460 million.  These estimates may increase or decrease based on various economic factors and/or existence of additional investment opportunities.   However, we may reduce the level of our planned capital expenditures given any prolonged economic downturn or our inability to execute disposition transactions related to our remaining non-core business assets, most notably all or a portion of our oil and gas business assets.  We believe that internally-generated cash flow, cash from future sales of our non-core business assets, and availability under our existing credit facilities will provide the capital necessary to fund our 2012 initiatives.

The following table summarizes our contractual cash obligations as of June 30, 2012 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

2025 Notes (2)	$157,830	$—	$—	$—	$157,830
2032 Notes (3)	200,000	—	—	—	200,000
Senior Unsecured Notes	274,960	—	—	274,960	—
Term Loans (4)	377,000	8,000	16,000	353,000	—
MARAD debt	107,757	4,997	10,755	11,855	80,150
Revolving Credit Facility (5)	100,000	—	—	100,000	—
Interest related to debt	327,253	60,000	111,937	35,978	119,338
Drilling and development costs	87,275	87,275	—	—	—
Property and equipment (6,7)	358,488	143,188	215,300	—	—
Operating leases (8)	345,717	55,875	116,859	121,502	51,481
Total cash obligations	$2,336,280	$359,335	$470,851	$897,295	$608,799

(1)
Excludes unsecured letters of credit outstanding at June 30, 2012 totaling $46.3 million.  These letters of credit primarily guarantee asset retirement obligations as well as various contract bidding, insurance activities and shipyard commitments.

(2)
Contractual maturity in 2025 (2025 Notes can be redeemed by us or we may be required to purchase them beginning in December 2012).  Notes can be converted prior to stated maturity if closing sale price of Helix’s common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the closing price on that 30th trading day (i.e., $38.57 per share) and under certain triggering events as specified in the indenture governing the 2025 Notes.  Upon the occurrence of a triggering event, to the extent we do not have alternative long-term financing secured to cover the conversion, the 2025 Notes would be classified as a current liability in the accompanying balance sheet.  At June 30, 2012, the conversion trigger was not met.

(3)
Contractual maturity in 2032.  The 2032 Notes have the same triggering mechanisms as noted in the 2025 Notes in (2) above except its issuance price is $25.02 per share and the stock price would have to exceed 130% of its issuance price on that 30th trading day (i.e., $32.53 per share).  At June 30, 2012, the conversion trigger was not met. The first date that the holders of these notes may require us to redeem the notes is in March 2018.  See Note 7 for additional information regarding these 2032 Notes.

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

(7)
Amount does not include the approximately $180 million of costs associated with the acquisition and subsequent conversion of the drillship, Discoverer 534, into a well intervention vessel (see “Investing Activities” above).

(8)	Operating leases included facility leases and vessel charter leases. Vessel charter lease commitments at June 30, 2012 were approximately $335.2 million.

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

Interest Rate Risk. As of June 30, 2012, $477.0 million of our outstanding debt was subject to floating rates.  The interest rate applicable to our variable rate debt may rise, increasing our interest expense and related cash outlay.  To reduce the impact of this market risk, in January 2010, we entered into two-year cash flow hedging interest rate swaps to stabilize cash flows relating to interest payments on $200 million of our Term Loan.  In August 2011, we entered into additional interest rate swap contracts to fix the interest rate on $200 million of our Term Loan.  These swap contracts, which are settled monthly, begin in January 2012 and extend through January 2014.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged.  Based on this hypothetical assumption, we would have incurred an additional $0.9 million in interest expense for the first six months of 2012.

Our financial instruments that are potentially sensitive to changes in interest rates also include our Term Loans, 2025 Notes, 2032 Notes, Senior Unsecured Notes and MARAD Debt.  The following table reflects the fair value of these debt instruments as compared to their respective carrying value as of June 30, 2012 (in thousands):

	Fair Value	Carrying Value

Term Loans (mature July 2015) (a)	$376,630	$377,000
2025 Notes (mature March 2025) (a)	158,824	157,830	(b)
2032 Notes (mature March 2032) (a)	207,500	200,000	(c)
Senior Unsecured Notes (mature January 2016) (a)	290,083	274,960
MARAD Debt (matures February 2027) (d)	123,382	107,757
Total	$1,156,419	$1,117,547

a.	The fair values of these instruments were based on quoted market prices as of June 30, 2012.
b.	Amount excludes the related unamortized debt discount of $2.5 million.
c.	Amount excludes the related unamortized debt discount of $34.2 million.
d.
The fair value of the MARAD debt was determined using a third party evaluation of the remaining average life and outstanding principal balance of the MARAD indebtedness as compared to other governmental obligations in the marketplace with similar terms.

Commodity Price Risk.  As of June 30, 2012, we had the following volumes under derivative contracts related to our oil and gas producing activities totaling approximately 4.3 million barrels of oil and 11.6 Bcf of natural gas:

Production Period	Instrument Type	Average Monthly Volumes	Weighted Average Price (a)
Crude Oil:			(per barrel)
July 2012 — December 2012	Collar	75.0 MBbl	$ 96.67 — $118.57 (b)
July 2012 — December 2012	Collar	99.1 MBbl	$ 99.67 — $118.42
July 2012 — December 2012	Swap	96.6 MBbl	$92.52
January 2013 — December 2013	Swap	88.9 MBbl	$95.28
January 2013 — December 2013	Collar	133.3 MBbl	$ 98.44 — $115.85

Natural Gas:			(per Mcf)
July 2012 — December 2012	Swap	777.5 Mmcf	$4.29
July 2012 — December 2012	Collar	156.7 Mmcf	$4.75 — $5.09
January 2013 — December 2013	Swap	500.0 Mmcf	$4.09

a.	The prices quoted in the table above are NYMEX Henry Hub for natural gas. Most of our oil contracts are indexed to the Brent crude oil price.
b.	This contract is priced using NYMEX West Texas Intermediate for crude oil.

Changes in NYMEX oil and gas and Brent crude oil strip prices would, assuming all other things being equal, cause the fair value of these instruments to increase or decrease inversely to the change in NYMEX or Brent prices, respectively.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to our U.K. and Australian operations).  As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in a) currencies other than the U.S. dollar, which is our functional currency or b) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar.  In order to mitigate the effects of exchange rate risks in areas outside the U.S., we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars.  During the first six months of 2012, we recognized foreign exchange loss of $1.8 million in “Other income (expense), net” in the condensed consolidated statements of income and comprehensive income.  We also entered into various foreign currency forward purchase contracts to stabilize expected cash outflows relating to certain vessel charters denominated in British pounds.  The gain resulting from changes in the fair value of our foreign exchange forwards that were not designated for hedge accounting totaled $0.2 million for the six-month period ended June 30, 2012.

Item 4.  Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2012.  Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2012 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Resulting impacts on internal controls over financial reporting were evaluated and determined not to be significant for the fiscal quarter ended June 30, 2012.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (2)	(d) Maximum number of shares that may yet be purchased under the program (2)

April 1 to April 30, 2012 (1)	61	$16.86	─	405,063
May 1 to May 31, 2012 (1)	1,143	19.67	─	405,063
June 1 to June 30, 2012 (1)	410,203	15.82	405,063	─
	411,407	$15.83	405,063

(1)	Represents shares withheld to satisfy tax obligations arising upon the vesting of restricted shares.

(2)
Represents amounts of restricted shares issued to certain of our employees in 2012 (Note 11). Under the terms of our stock repurchase program, these grants increase the amount of shares available for repurchase.  In June 2012, we repurchased 405,063 shares in open market transactions totaling $6.4 million for an average of $15.82 per share.  For additional information regarding our stock repurchase program, see Note 14 of the 2011 Form 10-K.

Item 5.  Other Information

On July 23, 2012, we entered into a definitive agreement to acquire the Discoverer 534 drillship from a subsidiary of Transocean Ltd. for $85 million (see Exhibit 10.2 of our Exhibit Index).  The transaction is expected to close in August 2012.  We will then convert the drillship into a well intervention vessel in Singapore.  Expected cost for the vessel and subsequent conversion into a well intervention vessel is approximately $180 million, all of which is expected to be incurred in the second half of 2012.  The vessel is expected to join our well intervention fleet in the Gulf of Mexico in the first half of 2013.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index beginning on Page 55 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date: July 25, 2012	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2012	By:	/s/ Anthony Tripodo
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

10.1
Construction contract dated as of March 12, 2012 between Helix Energy Solutions Group, Inc. and Jurong Shipyard Pte Ltd., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on March 15, 2012.

10.2	The MODU Sale Agreement between Helix Energy Solutions Group, Inc. and Transocean Discoverer 534 LLC dated July 23, 2012. (1)
10.3	Amended and Restated 2005 Long-Term Incentive Plan of Helix Energy Solutions Group, Inc. dated May 9, 2012. (1)
10.4	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc. dated May 9, 2012. (1)
15.1	Independent Registered Public Accounting Firm’s Acknowledgement Letter(1)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Anthony Tripodo, Chief Financial Officer (1)
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (2)
99.1	Report of Independent Registered Public Accounting Firm (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Schema Document (2)
101.CAL	XBRL Calculation Linkbase Document (2)
101.PRE	XBRL Presentation Linkbase Document (2)
101.DEF	XBRL Definition Linkbase Document (2)
101.LAB	XBRL Label Linkbase Document (2)

(1) Filed herewith
(2) Furnished herewith