Form 10-Q
period 2014-07-23
HELIX ENERGY SOLUTIONS GROUP INC
filed 2014-07-23
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

As of July 18, 2014, 105,541,539 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501,457	$478,200
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $5,971 and $2,234, respectively	189,445	156,925
Unbilled revenue	35,797	25,732
Costs in excess of billing	1,508	1,508
Income tax receivable, net	23,771	—
Current deferred tax assets	24,370	51,573
Other current assets	41,917	29,709
Total current assets	818,265	743,647
Property and equipment	2,072,116	1,963,706
Less accumulated depreciation	(467,928)	(431,489)
Property and equipment, net	1,604,188	1,532,217
Other assets:
Equity investments	152,877	157,919
Goodwill	63,829	63,230
Other assets, net	61,951	47,267
Total assets	$2,701,110	$2,544,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157,553	$72,602
Accrued liabilities	79,130	96,482
Income tax payable	—	760
Current maturities of long-term debt	20,508	20,376
Total current liabilities	257,191	190,220
Long-term debt	538,254	545,776
Deferred tax liabilities	272,448	265,879
Other non-current liabilities	11,297	18,295
Total liabilities	1,079,190	1,020,170

Commitments and contingencies
Shareholders' equity:
Common stock, no par, 240,000 shares authorized, 105,535 and 105,640 shares issued, respectively	935,821	933,507
Retained earnings	697,733	586,232
Accumulated other comprehensive loss	(11,634)	(20,688)
Total controlling interest shareholders' equity	1,621,920	1,499,051
Noncontrolling interests	—	25,059
Total equity	1,621,920	1,524,110
Total liabilities and shareholders' equity	$2,701,110	$2,544,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2014	2013

Net revenues	$305,587	$232,178
Cost of sales	196,449	164,681

Gross profit	109,138	67,497

Loss on disposition of assets	(1,078)	(1,085)
Selling, general and administrative expenses	(29,304)	(19,215)
Income from operations	78,756	47,197
Equity in earnings (losses) of investments	(507)	683
Net interest expense	(4,517)	(11,344)
Loss on early extinguishment of long-term debt	—	(646)
Other expense, net	(17)	(566)
Other income – oil and gas	1,596	1,282
Income before income taxes	75,311	36,606
Income tax provision	17,529	8,577
Net income from continuing operations	57,782	28,029
Loss from discontinued operations, net of tax	—	(29)
Net income, including noncontrolling interests	57,782	28,000
Less net income applicable to noncontrolling interests	—	(789)
Net income applicable to Helix	$57,782	$27,211

Basic earnings per share of common stock:
Continuing operations	$0.55	$0.26
Discontinued operations	—	—
Net income per common share	$0.55	$0.26

Diluted earnings per share of common stock:
Continuing operations	$0.55	$0.26
Discontinued operations	—	—
Net income per common share	$0.55	$0.26

Weighted average common shares outstanding:
Basic	104,992	105,046
Diluted	105,295	105,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2014	2013

Net revenues	$559,159	$429,607
Cost of sales	374,175	309,543

Gross profit	184,984	120,064

Loss on commodity derivative contracts	—	(14,113)
Gain (loss) on disposition of assets, net	10,418	(1,085)
Selling, general and administrative expenses	(49,698)	(42,431)
Income from operations	145,704	62,435
Equity in earnings of investments	201	1,293
Net interest expense	(9,000)	(21,667)
Loss on early extinguishment of long-term debt	—	(3,528)
Other expense, net	(827)	(4,250)
Other income – oil and gas	13,872	4,100
Income before income taxes	149,950	38,383
Income tax provision	37,946	9,020
Net income from continuing operations	112,004	29,363
Income from discontinued operations, net of tax	—	1,029
Net income, including noncontrolling interests	112,004	30,392
Less net income applicable to noncontrolling interests	(503)	(1,566)
Net income applicable to Helix	$111,501	$28,826

Basic earnings per share of common stock:
Continuing operations	$1.06	$0.26
Discontinued operations	—	0.01
Net income per common share	$1.06	$0.27

Diluted earnings per share of common stock:
Continuing operations	$1.05	$0.26
Discontinued operations	—	0.01
Net income per common share	$1.05	$0.27

Weighted average common shares outstanding:
Basic	105,059	105,039
Diluted	105,359	105,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	June 30,
	2014	2013

Net income, including noncontrolling interests	$57,782	$28,000
Other comprehensive income (loss), net of tax:
Unrealized loss on hedges arising during the period	(4,129)	(5,882)
Reclassification adjustments for loss included in net income	610	354
Income taxes on unrealized loss on hedges	1,232	1,935
Unrealized loss on hedges, net of tax	(2,287)	(3,593)
Foreign currency translation gain (loss)	6,931	(218)
Other comprehensive income (loss), net of tax	4,644	(3,811)
Comprehensive income	62,426	24,189
Less comprehensive income applicable to noncontrolling interests	—	(789)
Comprehensive income applicable to Helix	$62,426	$23,400

	Six Months Ended
	June 30,
	2014	2013

Net income, including noncontrolling interests	$112,004	$30,392
Other comprehensive income (loss), net of tax:
Unrealized loss on hedges arising during the period	(74)	(17,167)
Reclassification adjustments for loss included in net income	1,268	504
Income taxes on unrealized (gain) loss on hedges	(418)	5,832
Unrealized gain (loss) on hedges, net of tax	776	(10,831)
Foreign currency translation gain (loss)	8,278	(11,299)
Other comprehensive income (loss), net of tax	9,054	(22,130)
Comprehensive income	121,058	8,262
Less comprehensive income applicable to noncontrolling interests	(503)	(1,566)
Comprehensive income applicable to Helix	$120,555	$6,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income, including noncontrolling interests	$112,004	$30,392
Adjustments to reconcile net income, including noncontrolling interests, to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(1,029)
Depreciation and amortization	52,853	49,692
Amortization of deferred financing costs	2,435	2,824
Stock-based compensation expense	3,755	5,473
Amortization of debt discount	2,765	2,557
Deferred income taxes	27,669	16,058
Excess tax from stock-based compensation	(382)	(383)
(Gain) loss on disposition of assets, net	(10,418)	1,085
Loss on early extinguishment of debt	—	3,528
Unrealized loss and ineffectiveness on derivative contracts, net	69	638
Changes in operating assets and liabilities:
Accounts receivable, net	(40,687)	(19,702)
Other current assets	(1,998)	15,479
Income tax payable, net of income tax receivable	(24,376)	(56,454)
Accounts payable and accrued liabilities	15,169	(35,081)
Oil and gas asset retirement costs	(857)	(5,950)
Other noncurrent, net	1,504	(7,117)
Net cash provided by operating activities	139,505	2,010
Net cash used in discontinued operations	—	(30,503)
Net cash provided by (used in) operating activities	139,505	(28,493)

Cash flows from investing activities:
Capital expenditures	(93,001)	(102,383)
Distributions from equity investments, net	4,849	4,567
Proceeds from sale of assets	11,074	108,250
Acquisition of noncontrolling interests	(20,085)	—
Net cash provided by (used in) investing activities	(97,163)	10,434
Net cash provided by discontinued operations	—	582,965
Net cash provided by (used in) investing activities	(97,163)	593,399

Cash flows from financing activities:
Borrowings under revolving credit facility	—	47,617
Repayment of revolving credit facility	—	(147,617)
Repurchase of Convertible Senior Notes due 2025	—	(3,487)
Repayment of term loans	(7,500)	(367,181)
Repayment of MARAD borrowings	(2,655)	(2,529)
Deferred financing costs	—	(10,932)
Distributions to noncontrolling interests	(1,018)	(2,033)
Repurchases of common stock	(6,653)	(5,562)
Excess tax from stock-based compensation	382	383
Exercise of stock options, net and other	—	(186)
Proceeds from issuance of ESPP shares	1,932	—
Net cash used in financing activities	(15,512)	(491,527)

Effect of exchange rate changes on cash and cash equivalents	(3,573)	3,048
Net increase in cash and cash equivalents	23,257	76,427
Cash and cash equivalents:
Balance, beginning of year	478,200	437,100
Balance, end of period	$501,457	$513,527

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  We have made all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows, as applicable.  The operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  Our balance sheet as of December 31, 2013 included herein has been derived from the audited balance sheet as of December 31, 2013 included in our 2013 Form 10-K.  These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.

Certain reclassifications were made to previously-reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  The ASU applies prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014, including interim periods.  The adoption of this ASU is not expected to have a significant effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  This ASU provides a single five-step approach to account for revenue arising from contracts with customers.  The ASU requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods.  Early adoption is not permitted.  The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment.  We are currently evaluating which transition approach to use and the potential impact the adoption of this new standard may have on our consolidated financial statements.

Note 2 — Company Overview

Our Operations

We are an international offshore energy company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations.  We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics.  We provide services primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions.  Our “life of field” services are segregated into four business segments: Well Intervention, Robotics, Subsea Construction and Production Facilities (Note 11).  Our Subsea Construction segment was significantly diminished following the sale of substantially all of our assets related to this reportable segment during 2013 and early 2014 (see Note 2 to our 2013 Form 10-K and Note 2 to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014).  Our Production Facilities segment includes the Helix Producer I (“HP I”) vessel (which we now own 100% after acquiring our minority partner’s noncontrolling interests in the entity that owns the vessel for $20.1 million in February 2014) as well as our equity investments in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) and Independence Hub, LLC (“Independence Hub”) (Note 5).  The Production Facilities segment also includes the Helix Fast Response System (“HFRS”), which provides certain operators access to our Q4000 and HP I vessels.

Discontinued Operations

In February 2013, we sold Energy Resource Technology GOM, Inc. (“ERT”), a former wholly-owned U.S. subsidiary that conducted our oil and gas operations in the Gulf of Mexico, for $624 million plus additional consideration in the form of overriding royalty interests in ERT’s Wang well and certain exploration prospects.  As a result, we have presented the historical operating results of our former Oil and Gas segment as discontinued operations in the accompanying condensed consolidated financial statements.  See Note 3 to our 2013 Form 10-K for additional information regarding our discontinued operations and Note 6 regarding the use of a portion of the sale proceeds to reduce our indebtedness under our former credit agreement.

Note 3 — Details of Certain Accounts

Other current assets and other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Note receivable (1)	$10,000	$—
Other receivables	1,503	785
Prepaid insurance	366	7,038
Other prepaids	16,880	12,999
Spare parts inventory	2,656	1,038
Value added tax receivable	10,318	7,589
Other	194	260
Total other current assets	$41,917	$29,709

	June 30,	December 31,
	2014	2013

Note receivable (1)	$20,000	$—
Deferred dry dock expenses, net	18,139	20,833
Deferred financing costs, net (Note 6)	22,055	24,297
Intangible assets with finite lives, net	654	622
Other	1,103	1,515
Total other assets, net	$61,951	$47,267

(1)
Relates to the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014.  Interest on the note is payable quarterly at a rate of 6% per annum.  A $10 million principal reduction in the note’s balance is required to be paid on each December 31 in 2014, 2015 and 2016.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Accrued payroll and related benefits	$41,892	$50,527
Current asset retirement obligations	627	2,024
Unearned revenue	15,101	19,608
Billing in excess of cost	—	1,677
Accrued interest	4,213	4,187
Derivative liability (Note 15)	3,545	2,651
Taxes payable excluding income tax payable	5,984	4,811
Pipelay assets sale deposit	—	5,000
Other	7,768	5,997
Total accrued liabilities	$79,130	$96,482

Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less.  The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Interest paid, net of interest capitalized	$5,960	$20,403
Income taxes paid	$35,268	$49,981

Our non-cash investing activities include accruals for property and equipment capital expenditures.  These non-cash investing accruals totaled $65.4 million for the six-month period ended June 30, 2014, which included $57.8 million related to a shipyard payment made in early July 2014, and $10.7 million for the six-month period ended June 30, 2013.  Additionally, $30 million of our non-cash investing activities relates to the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014 (Note 3).

Note 5 — Equity Investments

As of June 30, 2014, we had two investments that we account for using the equity method of accounting: Deepwater Gateway and Independence Hub, both of which are included in our Production Facilities segment.

Deepwater Gateway, L.L.C.  In June 2002, we, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, each with a 50% interest, to design, construct, install, own and operate a tension leg platform production hub primarily for Anadarko Petroleum Corporation's Marco Polo field in the Deepwater Gulf of Mexico.  Our investment in Deepwater Gateway totaled $82.3 million and $85.8 million as of June 30, 2014 and December 31, 2013, respectively (including capitalized interest of $1.3 million at June 30, 2014 and December 31, 2013).

Independence Hub, LLC.  In December 2004, we acquired a 20% interest in Independence Hub, an affiliate of Enterprise.  Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. Our investment in Independence Hub was $70.6 million and $72.1 million as of June 30, 2014 and December 31, 2013, respectively (including capitalized interest of $4.1 million and $4.3 million at June 30, 2014 and December 31, 2013, respectively).

We received the following distributions from these equity investments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Deepwater Gateway	$1,750	$2,000	$3,750	$3,500
Independence Hub	500	1,200	1,300	2,360
Total	$2,250	$3,200	$5,050	$5,860

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2014 are as follows (in thousands):

	Term Loan	MARAD Debt	2032 Notes (1)	Total

Less than one year	$15,000	$5,508	$—	$20,508
One to two years	30,000	5,783	—	35,783
Two to three years	30,000	6,072	—	36,072
Three to four years	30,000	6,375	—	36,375
Four to five years	180,000	6,693	—	186,693
Over five years	—	67,082	200,000	267,082
Total debt	285,000	97,513	200,000	582,513
Current maturities	(15,000)	(5,508)	—	(20,508)
Long-term debt, less current maturities	270,000	92,005	200,000	562,005
Unamortized debt discount (2)	—	—	(23,751)	(23,751)
Long-term debt	$270,000	$92,005	$176,249	$538,254

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

Included below is a summary of certain components of our indebtedness:

Credit Agreement

In June 2013, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders pursuant to which we borrowed $300 million under the Credit Agreement’s term loan (the “Term Loan”) component and may borrow revolving loans (the “Revolving Loans”) and/or obtain letters of credit under a revolving credit facility up to an outstanding amount of $600 million (the “Revolving Credit Facility”).  Subject to customary conditions, we may request an increase of up to $200 million in aggregate commitments with respect to the Revolving Credit Facility, additional term loans or a combination thereof.  The $300 million we borrowed under the Term Loan was in connection with our early redemption of the remaining $275 million Senior Unsecured Notes outstanding in July 2013 (see “Senior Unsecured Notes” below).

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

The Loans or portions thereof bearing interest at the base rate will bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.00% to 2.00%.  The Loans or portions thereof bearing interest at a LIBOR rate will bear interest at the LIBOR rate selected by us plus a margin ranging from 2.00% to 3.00%.  A letter of credit fee is payable by us equal to our applicable margin for LIBOR rate Loans multiplied by the daily amount available to be drawn under outstanding letters of credit.  Margins on the Loans will vary in relation to the consolidated coverage ratio, as provided by the Credit Agreement.  We also pay a fixed commitment fee of 0.5% on the unused portion of our Revolving Credit Facility.  At June 30, 2014, our availability under the Revolving Credit Facility totaled $582.5 million, net of $17.5 million of letters of credit issued.

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

The Credit Agreement and the other documents entered into in connection with the Credit Agreement (together, the “Loan Documents”) include terms and conditions, including covenants, which we consider customary for this type of transaction.  The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and incur capital expenditures.  In addition, the Credit Agreement obligates us to meet certain financial ratios, including the Consolidated Interest Coverage Ratio and the Consolidated Leverage Ratio (as defined in the Credit Agreement).  We designated one of our then existing foreign subsidiaries, and may designate any newly established foreign subsidiaries, as subsidiaries that are not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”), provided we meet certain liquidity requirements, in which case the EBITDA of the Unrestricted Subsidiaries is not included in the calculations with respect to our financial covenants.  Our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries (except Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited.  Our obligations under the Credit Agreement, and of the guarantors under their guaranty, are secured by most of our assets and assets of the guarantors and Canyon Offshore Limited, plus pledges of up to two-thirds of the shares of certain foreign subsidiaries.

Convertible Senior Notes Due 2032

In March 2012, we completed a public offering and sale of $200.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2032 (the “2032 Notes”).  The net proceeds from the issuance of the 2032 Notes were $195.0 million after deducting the underwriter’s discounts and commissions and offering expenses.  We used the net proceeds to repurchase and retire $142.2 million of aggregate principal amount of our 3.25% Convertible Senior Notes due 2025 in separate, privately negotiated transactions (see Note 7 to our 2013 Form 10-K for additional information).  The remaining net proceeds were used for general corporate purposes, including the repayment of other indebtedness.

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

Former Credit Facility

Similar to our current Credit Agreement, our former credit facility contained both term loan and revolving loan components.  This indebtedness was scheduled to mature on July 1, 2015.  In February 2013, we repaid $318.4 million of borrowings outstanding under our former credit facility with the proceeds from the sale of ERT.  In connection with the repayment of this debt in February 2013, we recorded a $2.9 million charge to accelerate a pro rata portion of the deferred financing costs associated with our former term loan debt.  This charge is reflected as a component of “Loss on early extinguishment of long-term debt” in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 2013.  We fully repaid the remaining indebtedness outstanding under our former credit facility in June 2013.

Senior Unsecured Notes

In December 2007, we issued $550 million of 9.5% Senior Unsecured Notes due 2016 (the “Senior Unsecured Notes”).  We had $275 million of the Senior Unsecured Notes outstanding at the beginning of 2013.  We fully redeemed these notes in July 2013 (see Note 7 to our 2013 Form 10-K).

Other

In accordance with our Credit Agreement, the 2032 Notes and MARAD Debt agreements, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements.  As of June 30, 2014, we were in compliance with these covenants.

Unamortized deferred financing costs are included in “Other assets, net” in the accompanying condensed consolidated balance sheets and are amortized over the life of the respective debt agreements.  The following table reflects the components of our deferred financing costs (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Term Loan (matures June 2018) (1)	$3,638	$(728)	$2,910	$3,638	$(364)	$3,274
Revolving Credit Facility (matures June 2018) (1)	13,275	(2,655)	10,620	13,275	(1,327)	11,948
2032 Notes (mature March 2032)	3,759	(1,455)	2,304	3,759	(1,148)	2,611
MARAD Debt (matures February 2027)	12,200	(5,979)	6,221	12,200	(5,736)	6,464
Total deferred financing costs	$32,872	$(10,817)	$22,055	$32,872	$(8,575)	$24,297

(1)	Relates to amounts allocated to the existing Term Loan and Revolving Credit Facility, which became effective in June 2013.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013 (1)

Interest expense	$7,160	$13,977	$15,522	$26,555
Interest income	(655)	(316)	(1,372)	(632)
Capitalized interest	(1,988)	(2,317)	(5,150)	(4,256)
Net interest expense	$4,517	$11,344	$9,000	$21,667

(1)
Interest expense amount includes $2.8 million for the three-month period ended March 31, 2013 that was allocated to ERT and is included in discontinued operations.  Following the sale of ERT in February 2013, we ceased allocating interest expense to ERT, which then constituted a discontinued operation.

Note 7 — Income Taxes

The effective tax rates for the three- and six-month periods ended June 30, 2014 were 23.3% and 25.3%, respectively.  The effective tax rates for the three- and six-month periods ended June 30, 2013 were 23.4% and 23.5%, respectively.  The effective tax rate for the three-month period ended June 30, 2014 was consistent with the effective tax rate for the same period in 2013.  The effective tax rate for the second quarter of 2014 was adversely impacted by projected year-over-year increases in profitability in the United States offset by the recognition of previously unrecognized tax benefits.  The effective tax rate for the six-month period ended June 30, 2014 was higher than the effective tax rate for the same period in 2013 as a result of projected year-over-year increases in profitability in the United States partially offset by the recognition of previously unrecognized tax benefits.

Income taxes have been provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes.  The primary differences between the statutory rate and our effective rate from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign provision	(8.4)	(10.6)	(8.3)	(11.1)
Tax benefits previously unrecognized	(4.5)	—	(2.3)	—
Other	1.2	(1.0)	0.9	(0.4)
Effective rate	23.3%	23.4%	25.3%	23.5%

Note 8 — Accumulated Other Comprehensive Income (Loss) (“OCI”)

The components of Accumulated OCI are as follows (in thousands):

	June 30,	December 31,
	2014	2013

Cumulative foreign currency translation adjustment	$(2,419)	$(10,697)
Unrealized loss on hedges, net (1)	(9,215)	(9,991)
Accumulated other comprehensive loss	$(11,634)	$(20,688)

(1)
Amounts relate to foreign currency hedges for the Grand Canyon, the Grand Canyon II and the Grand Canyon III charters as well as interest rate swap contracts for the Term Loan, and are net of deferred income taxes totaling $5.0 million and $5.4 million as of June 30, 2014 and December 31, 2013, respectively (Note 15).

Note 9 — Earnings Per Share

We have shares of restricted stock issued and outstanding, which currently are unvested.  Holders of such shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our outstanding unrestricted common stock and the shares are thus considered participating securities.  Under applicable accounting guidance, the undistributed earnings for each period are allocated based on the participation rights of both the common shareholders and holders of any participating securities as if earnings for the respective periods had been distributed.  Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.  Further, we are required to compute earnings per share (“EPS”) amounts under the two class method in periods in which we have earnings from continuing operations.  For periods in which we have a net loss, we do not use the two class method as holders of our restricted shares are not contractually obligated to share in such losses.

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

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Income	Shares	Income	Shares
Basic:
Continuing operations:
Net income applicable to Helix	$57,782		$27,211
Less: Loss from discontinued operations, net of tax	—		29
Net income from continuing operations	57,782		27,240
Less: Undistributed income allocable to participating securities – continuing operations	(300)		(203)
Net income applicable to common shareholders – continuing operations	$57,482	104,992	$27,037	105,046

Discontinued operations:
Loss from discontinued operations, net of tax	$—	104,992	$(29)	105,046

Diluted:
Continuing operations:
Net income applicable to common shareholders – continuing operations	$57,482	104,992	$27,037	105,046
Effect of dilutive securities:
Share-based awards other than participating securities	—	303	—	87
Undistributed income reallocated to participating securities	1	—	—	—
Net income applicable to common shareholders – continuing operations	$57,483	105,295	$27,037	105,133

Discontinued operations:
Loss from discontinued operations, net of tax	$—	105,295	$(29)	105,133

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Income	Shares	Income	Shares
Basic:
Continuing operations:
Net income applicable to Helix	$111,501		$28,826
Less: Income from discontinued operations, net of tax	—		(1,029)
Net income from continuing operations	111,501		27,797
Less: Undistributed income allocable to participating securities – continuing operations	(586)		(201)
Net income applicable to common shareholders – continuing operations	$110,915	105,059	$27,596	105,039

Discontinued operations:
Income from discontinued operations, net of tax	$—		$1,029
Less: Undistributed income allocable to participating securities – discontinued operations	—		(7)
Net income applicable to common shareholders – discontinued operations	$—	105,059	$1,022	105,039

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Income	Shares	Income	Shares
Diluted:
Continuing operations:
Net income applicable to common shareholders – continuing operations	$110,915	105,059	$27,596	105,039
Effect of dilutive securities:
Share-based awards other than participating securities	—	300	—	102
Undistributed income reallocated to participating securities	2	—	1	—
Net income applicable to common shareholders – continuing operations	$110,917	105,359	$27,597	105,141

Discontinued operations:
Income from discontinued operations, net of tax	$—	105,359	$1,029	105,141

No diluted shares were included for the 2032 Notes for the three- and six-month periods ended June 30, 2014 and 2013 as the conversion price of $25.02 and the conversion trigger of $32.53 per share were not met in either period, and because we have the right to settle any such future conversions in cash at our sole discretion (Note 6).

Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plans

As of June 30, 2014, there were 6.4 million shares available for issuance under our long-term incentive stock-based plans (the “LTI Stock Plans”).  During the six-month period ended June 30, 2014, the following grants of other share-based awards were made to executive officers and non-employee members of our Board of Directors under our LTI Stock Plans:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 2, 2014 (1)	73,609	$23.18	33% per year over three years
January 2, 2014 (2)	73,609	26.79	100% on January 1, 2017
January 2, 2014 (3)	2,724	23.18	100% on January 1, 2016
April 1, 2014 (3)	4,051	22.98	100% on January 1, 2016

(1)	Reflects the grant of restricted shares to our executive officers.

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

Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the three- and six-month periods ended June 30, 2014, $1.8 million and $3.5 million, respectively, were recognized as stock-based compensation expense related to share-based awards as compared with $1.9 million and $5.1 million for the three- and six-month periods ended June 30, 2013.  A total of $1.3 million of the stock-based compensation expense for the six-month period ended June 30, 2013 was included within our discontinued operations.

Long-Term Incentive Cash Plans

We have certain long-term incentive cash plans (the “LTI Cash Plans”) that provide long-term cash-based compensation to eligible employees.  Cash awards historically have been both fixed sum amounts payable (for non-executive management only) as well as cash awards indexed to our common stock with the payment amount at each vesting date fluctuating based on the performance of our common stock (for both executive and non-executive management).  These are measured based on the performance of our stock price over the applicable award period compared to a base price determined by the Compensation Committee of our Board of Directors at the time of the award.  Cash payments under the LTI Cash Plans are made each year on the anniversary date of the award.  Cash awards granted since 2012 have a vesting period of three years while those granted prior to 2012 have a vesting period of five years.  The LTI Cash Plans are considered liability plans and as such are re-measured to fair value each reporting period with corresponding changes in the liability amount being reflected in our results of operations.

The cash awards granted under the LTI Cash Plans to our executive officers and selected management employees totaled $8.9 million in 2014 and $8.4 million in 2013.  Total compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans was $3.7 million ($1.9 million related to our executive officers) and $5.4 million ($2.8 million related to our executive officers) for the three- and six-month periods ended June 30, 2014, respectively.  For the three- and six-month periods ended June 30, 2013, total compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans was $1.7 million($0.8 million related to our executive officers) and $4.2 million ($2.4 million related to our executive officers), respectively.  The liability balance for the cash awards issued under the LTI Cash Plans was $10.7 million at June 30, 2014 and $14.8 million at December 31, 2013, including $7.0 million at June 30, 2014 and $11.1 million at December 31, 2013 associated with the cash awards issued to our executive officers under the LTI Cash Plans.

Employee Stock Purchase Plan

We also have an employee stock purchase plan (the “ESPP”).  The ESPP has 1.5 million shares authorized for issuance, of which 1.2 million shares were available for issuance as of June 30, 2014.  The total value of the ESPP awards is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock.  Share-based compensation expense with respect to the ESPP was $0.3 million and $0.5 million for the three- and six-month periods ended June 30, 2014, respectively.  For the three- and six-month periods ended June 30, 2013, share-based compensation with respect to the ESPP was $0.2 million and $0.4 million, respectively.

For more information regarding our employee benefit plans, including our stock-based compensation plans, our long-term incentive cash plans and our employee stock purchase plan, see Note 9 to our 2013 Form 10-K.

Note 11 — Business Segment Information

We have four business segments: Well Intervention, Robotics, Subsea Construction and Production Facilities.  Our Well Intervention segment includes our vessels and related equipment that are used to perform well intervention services primarily in the Gulf of Mexico and North Sea regions.  Our well intervention vessels include the Q4000, the Helix 534, the Seawell, the Well Enhancer and the Skandi Constructor, which is a chartered vessel.  We are currently constructing two additional well intervention vessels, the Q5000 and the Q7000.  We have also contracted for two newbuild chartered vessels, which are expected to be delivered in 2016 and used in connection with our contracts to provide well intervention services offshore Brazil.  Our Robotics segment currently operates five chartered vessels and two spot vessels and also includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services.  We have sold substantially all of the assets associated with our former Subsea Construction operations, including the sale of our Ingleside spoolbase in January 2014.  The Production Facilities segment includes the HP I as well as our equity investments in Deepwater Gateway and Independence Hub that are accounted for under the equity method.  All material intercompany transactions between the segments have been eliminated.  In February 2013, we sold ERT and as a result, we have presented the assets and liabilities included in the sale of ERT and the historical operating results of our former Oil and Gas segment as discontinued operations in the accompanying consolidated financial statements.  See Note 3 to our 2013 Form 10-K for additional information regarding our discontinued operations.

We evaluate our performance based on operating income and income before income taxes of each segment.  Segment assets are comprised of all assets attributable to each reportable segment.  Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents.  Certain financial data by reportable segment is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues —
Well Intervention	$181,218	$99,323	$340,918	$205,655
Robotics	119,704	88,374	207,594	152,570
Subsea Construction	—	37,659	358	65,185
Production Facilities	24,049	24,174	47,189	44,567
Intercompany elimination	(19,384)	(17,352)	(36,900)	(38,370)
Total	$305,587	$232,178	$559,159	$429,607

Income (loss) from operations —
Well Intervention	$64,775	$23,912	$113,508	$60,362
Robotics	20,799	13,296	32,018	12,599
Subsea Construction (1)	145	10,392	10,830	13,943
Production Facilities	10,459	14,643	21,843	25,828
Corporate and other	(17,467)	(14,207)	(31,342)	(47,738)
Intercompany elimination	45	(839)	(1,153)	(2,559)
Total	$78,756	$47,197	$145,704	$62,435

Equity in earnings of equity investments	$(507)	$683	$201	$1,293

(1)	Amount in 2014 includes the $10.5 million gain on the sale in January 2014 of our Ingleside spoolbase.

Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Well Intervention	$7,956	$6,439	$13,417	$10,268
Robotics	11,428	10,913	23,483	23,112
Subsea Construction	—	—	—	317
Production Facilities	—	—	—	4,673
Total	$19,384	$17,352	$36,900	$38,370

Intercompany segment profits (losses), which only relate to intercompany capital projects, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Well Intervention	$(87)	$(27)	$(149)	$(46)
Robotics	85	910	1,389	2,535
Subsea Construction	—	—	—	158
Production Facilities	(43)	(44)	(87)	(88)
Total	$(45)	$839	$1,153	$2,559

Segment assets are comprised of all assets attributable to each reportable segment.  Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents.  The following table reflects total assets by reportable segment (in thousands):

	June 30,	December 31,
	2014	2013

Well Intervention	$1,449,790	$1,245,229
Robotics	324,231	282,373
Subsea Construction	33,402	38,054
Production Facilities	475,306	495,829
Corporate and other	418,381	482,795
Total	$2,701,110	$2,544,280

Note 12 — Commitments and Contingencies and Other Matters

Commitments

In March 2012, we executed a contract with a shipyard in Singapore for the construction of a newbuild semi-submersible well intervention vessel, the Q5000.  This $386.5 million shipyard contract represents the majority of the expected costs associated with the construction of the Q5000.  Pursuant to the terms of this contract, payments are made in a fixed percentage of the contract price, together with any variations, on contractually scheduled dates.  The vessel is expected to be completed and placed in service in 2015.  At June 30, 2014, our total investment in the Q5000 was $276.1 million, including $231.9 million of shipyard contract costs incurred, which included the $57.8 million milestone payment in early July 2014.

In February 2013, we contracted to charter the Grand Canyon II and Grand Canyon III for use in our robotics operations.  The terms of the charters will be five years from the respective delivery dates, both of which are expected to be in 2015.

In September 2013, we executed a second contract with the same shipyard in Singapore that is currently constructing the Q5000.  This contract provides for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which will be built to North Sea standards.  This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000.  Pursuant to the terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% will be paid upon the delivery of the vessel, which is expected to occur in 2016.  At June 30, 2014, our total investment in the Q7000 was $85.4 million, including the $69.2 million paid to the shipyard upon signing the contract.

In February 2014, we entered into agreements with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil.  The initial term of the agreements with Petrobras is for four years with options to extend.  In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, both of which are expected to be in service for Petrobras in 2016.  At June 30, 2014, our total investment in the topside equipment for the two vessels was $3.1 million.

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

On May 12, 2012, a shareholder derivative lawsuit styled Mark Lucas v. Owen Kratz, et al. was filed in the 270th Judicial District in the District Court of Harris County, Texas.  In the suit, the plaintiff makes claims against our Board of Directors, certain of our former directors, certain of our current and former executive officers, and the independent compensation consultant to the Compensation Committee of our Board of Directors, for breaches of the fiduciary duties of candor, good faith and loyalty; unjust enrichment; and aiding and abetting the alleged breaches of fiduciary duty relating to the long-term equity awards granted in 2010 to certain of our executive officers.  This case is essentially a “copycat” complaint asserting similar causes of action arising out of the same facts as set forth in the federal action described above.  The plaintiff is generally demanding disgorgement of the excessive compensation, restraint on the disposition/exercise of the alleged improperly awarded equity, implementation of additional internal controls, and attorney’s fees and costs of litigation.  The defendants filed motions to stay and dismiss the proceeding, which motions were denied by the trial court judge.  The defendants then filed a petition for a writ of mandamus with the state appellate court, in which they requested that court to direct the district court to grant the motion to stay or dismiss the case.  The appellate court denied the request to grant mandamus with respect to this requested relief, but did grant a writ of mandamus ordering the lower court to vacate its ruling to the extent the plaintiff failed to plead with particularity that our Board of Directors wrongfully refused his demand, and that he was a shareholder of record at the relevant time.  A special committee of our Board of Directors subsequently determined to reject the plaintiff’s demand regarding this matter, and based on that rejection, as well as the plaintiff’s pleadings, the defendants filed a motion for summary judgment in December 2013.  The court granted the defendants’ motion for summary judgment in March 2014, and the plaintiff appealed that ruling.  Subsequently, the plaintiff filed a motion with the court to voluntarily dismiss the appeal and all claims against the defendants with prejudice, and the court issued an order dismissing the case.

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act based on alleged negligence.  In addition, from time to time we incur other claims, such as contract disputes, in the normal course of business.

Note 13 — Allowance for Uncollectible Accounts

The following table sets forth the activity in our allowance for uncollectible accounts since December 31, 2013 (in thousands):

Balance at December 31, 2013	$2,234
Provision (1)	5,196
Write-offs	(1,459)
Balance at June 30, 2014	$5,971

(1)	Reflects charges associated with the provision for uncertain collection of a portion of our existing trade receivables related to our Robotics segment.

Note 14 — Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, our long-term debt and various derivative instruments.  The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the highly liquid nature of these instruments.  The following table provides additional information related to other financial instruments measured at fair value on a recurring basis at June 30, 2014 (in thousands):

	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Interest rate swaps	$—	$290	$—	$290	(c)

Liabilities:
Fair value of long-term debt (2)	553,756	107,518	—	661,274	(a)
Foreign exchange contracts	—	13,701	—	13,701	(c)
Interest rate swaps	—	766	—	766	(c)
Total net liability	$553,756	$121,695	$—	$675,451

(1)
Unless otherwise indicated, the fair value of our Level 2 derivative instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available.  Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available.  Where quotes are not available, we utilize other valuation techniques or models to estimate market values.  These modeling techniques require us to make estimations of future prices, price correlation and market volatility and liquidity based on market data.  Our actual results may differ from our estimates, and these differences could be positive or negative.  See Note 15 for further discussion on fair value of our derivative instruments.

(2)	See Note 6 for additional information regarding our long-term debt. The value of our long-term debt is as follows (in thousands):

	June 30, 2014
	Carrying Value	Fair Value (b)

Term Loan (matures June 2018)	$285,000	$282,506
2032 Notes (mature March 2032) (a)	200,000	271,250
MARAD Debt (matures February 2027)	97,513	107,518
Total debt	$582,513	$661,274

(a)	Carrying value excludes the related unamortized debt discount of $23.8 million at June 30, 2014.

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

Note 15 — Derivative Instruments and Hedging Activities

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

In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million).  In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively.  These contracts currently qualify for hedge accounting treatment.  All of our remaining foreign exchange contracts that were not accounted for as hedge contracts have been settled.  We had no foreign currency exchange contracts for vessel charters denominated in British pounds as of June 30, 2014.

Quantitative Disclosures Related to Derivative Instruments

As a result of the announcement in December 2012 of the sale of ERT, we de-designated all of our then remaining oil and natural gas derivative contracts as hedging instruments.  In addition, under the terms of our former credit agreement (Note 6), we were required to use a portion of the proceeds from the sales of ERT, the Caesar and the Express to make payments to reduce our indebtedness.  Because of the probability that the former term loan debt would be totally repaid before the expiration of our then existing interest rate swaps, we also concluded that those swaps no longer qualified as cash flow hedges.  The mark-to-market adjustments related to our commodity derivative contracts and interest rate swaps are reflected in “Loss on commodity derivative contracts” and “Other expense, net,” respectively, in the accompanying condensed consolidated statements of operations.

The following table presents the fair value and balance sheet classification of our derivative instruments that were not designated as hedging instruments (in thousands):

	June 30, 2014		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Foreign exchange contracts	Other current assets	$—	Other current assets	$69
		$—		$69

The following table presents the fair value and balance sheet classification of our derivative instruments that were designated as hedging instruments (in thousands):

	June 30, 2014		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Interest rate swaps	Other assets, net	$290	Other assets, net	$446
		$290		$446

Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$2,779	Accrued liabilities	$1,905
Interest rate swaps	Accrued liabilities	766	Accrued liabilities	746
Foreign exchange contracts	Other non-current liabilities	10,922	Other non-current liabilities	13,166
		$14,467		$15,817

Ineffectiveness associated with our derivatives was immaterial for all periods presented.  The following tables present the impact that derivative instruments designated as cash flow hedges had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands).  We estimate that as of June 30, 2014, $2.3 million of unrealized losses in Accumulated OCI associated with our derivatives is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI
	on Derivatives, Net of Tax
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Foreign exchange contracts	$(2,134)	$(3,593)	$890	$(10,831)
Interest rate swaps	(153)	—	(114)	—
	$(2,287)	$(3,593)	$776	$(10,831)

		Gain (Loss) Reclassified from
		Accumulated OCI into Earnings
	Location of Gain (Loss)	(Effective Portion)
	Reclassified from	Three Months Ended		Six Months Ended
	Accumulated OCI into Earnings	June 30,		June 30,
	(Effective Portion)	2014	2013	2014	2013

Interest rate swaps	Net interest expense	$(217)	$—	$(431)	$—
Foreign exchange contracts	Cost of sales	(393)	(354)	(837)	(504)
		$(610)	$(354)	$(1,268)	$(504)

The following table presents the impact that derivative instruments not designated as hedges had on our condensed consolidated statements of operations (in thousands):

		Gain (Loss) Recognized
		in Earnings on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Earnings	June 30,		June 30,
	on Derivatives	2014	2013	2014	2013

Oil and natural gas commodity contracts	Loss on commodity derivative contracts	$—	$—	$—	$(14,113)
Interest rate swaps	Other expense, net	—	—	—	(86)
Foreign exchange contracts	Other expense, net	—	53	7	(1,191)
		$—	$53	$7	$(15,390)

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
•
statements relating to the construction, upgrades or acquisition of vessels or equipment and any anticipated costs related thereto, including the construction of the Q5000 and the Q7000 and the construction of two chartered vessels that are expected to be delivered in 2016 and used in connection with our contracts to provide well intervention services offshore Brazil (Note 12);

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

•	unexpected delays in the delivery of the chartered vessels to be used to perform contracted well intervention work in Brazil;
•	unexpected future capital expenditures (including the amount and nature thereof);
•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;
•	the results of our continuing efforts to control costs and improve performance;
•	the success of our risk management activities;
•	the effects of competition;
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

Executive Summary

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on our well intervention and robotics operations.  Since 2008 we have focused on improving our balance sheet and increasing our liquidity through dispositions of non-core business assets and the related repayment of a significant portion of our indebtedness.  We substantially finalized this process with the sale of ERT in February 2013, the sale of our two remaining pipelay vessels in mid-2013 and the sale of our Ingleside spoolbase in January 2014.  As such, we believe that we are now positioned for growth and expansion in our well intervention and robotics operations.

Our focus is on expanding our well intervention and robotics businesses.  We believe that focusing on these services will deliver higher long-term financial returns to us than the businesses and assets that we have chosen to monetize.  We are making strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions.  Our well intervention fleet has expanded with the addition of the Helix 534, which was placed in service in February 2014.  Our well intervention fleet will further expand following the completion of the two newbuild semi-submersible vessels currently under construction, the Q5000 and the Q7000, and the delivery of two newbuild chartered monohull vessels in connection with the well intervention service agreements which we entered into with Petrobras in February 2014.  In addition, we are expanding our robotics operations by acquiring additional ROVs and trenchers as well as chartering two newbuild ROV support vessels, the Grand Canyon II and the Grand Canyon III, both of which are expected to be delivered in 2015.

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

The world economy appears to be continuing at a generally slow pace of growth.  The economic news out of Europe has been generally favorable over the past six months, which should be a positive development for us given our substantial Well Intervention and Robotics operations in the North Sea region.  However, any future news suggesting weak or declining economic data could affect global equity and commodity markets, which could affect normal business activities.  Weaker global equity and commodity markets could potentially reduce investment in offshore oil and gas capital projects, which may affect rates that drilling rig contractors can charge for their services.  However, whereas rig rate reductions have been widely forecasted within the industry over the previous few quarters, we believe that our existing backlog of work and the type of services we perform should make us less susceptible to these potential developments regarding rig contractors.  We believe that capital would be less likely to be expended on the beginning of offshore projects, for example for exploration drilling projects, rather than those that span the life of an oil and gas field’s production.  Our Well Intervention and Robotics operations are intended to service the life span of an oil and gas field as well as to provide abandonment services at the end of the life of a field as required by governmental regulations.  Over the longer term, fundamentals for our business remain favorable as the need for continual replenishment of oil and gas production is the primary driver of demand for our services.

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

Helix Fast Response System

We developed the HFRS as a culmination of our experience as a responder in the Macondo well control and containment efforts.  The HFRS centers on two vessels, the HP I and the Q4000, both of which played a key role in the Macondo well control and containment efforts and are currently operating in the Gulf of Mexico.  In 2011, we signed an agreement with Clean Gulf Associates ("CGA"), a non-profit industry group, allowing, in exchange for a retainer fee, the HFRS to be named as a response resource in permit applications to federal and state agencies and making the HFRS available to certain CGA participants who have executed utilization agreements with us that specified the day rates to be charged should the HFRS be deployed in connection with a well control incident.  The original set of agreements expired on March 31, 2013, and we entered into a new set of substantially similar agreements with the operators who formed HWCG LLC, a Delaware limited liability company comprised of some of the original CGA members as well as other industry participants, to perform the same functions as CGA with respect to the HFRS.  These new agreements became effective April 1, 2013, and have a four-year term.

RESULTS OF OPERATIONS

We have four business segments: Well Intervention, Robotics, Subsea Construction and Production Facilities.  Our Subsea Construction activities have significantly diminished following the sale of substantially all of our remaining assets related to this reportable segment, including the sale of our Ingleside spoolbase in January 2014.  Previously, we had an additional business segment, Oil and Gas.  In February 2013, we completed the sale of ERT (Note 2).  Accordingly, the results of ERT are presented as discontinued operations for the three- and six-month periods ended June 30, 2013 in this Quarterly Report on Form 10-Q.

All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our consolidated results of operations.

Continuing Operations

We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics.  We operate primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, with services that cover the lifecycle of an offshore oil or gas field.  In addition, our Robotics operations are often contracted for the development of renewable energy projects (wind farms).  As of June 30, 2014, our services had backlog of $2.7 billion, including $396.0 million expected to be performed over the remainder of 2014.  The substantial majority of our backlog is associated with our Well Intervention business segment.  As of June 30, 2014, our well intervention backlog was $2.3 billion, including $257.8 million expected to be performed over the remainder of 2014.  This includes a five-year contract with BP to provide well intervention services with our Q5000 semi-submersible vessel once its construction is completed (expected in 2015) and four-year agreements with Petrobras to provide well intervention services offshore Brazil with two chartered newbuild monohull vessels (both expected to be placed in service in 2016). Backlog contracts are cancelable without penalty in many cases. Backlog is not necessarily a reliable indicator of total annual revenue for our services as contracts may be added, canceled and in many cases modified while in progress.

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

We define EBITDA as net income from continuing operations plus income taxes, depreciation and amortization expense, and net interest expense and other.  We separately disclose our non-cash asset impairment charges, which, if not material, would be reflected as a component of our depreciation and amortization expense.  Loss on early extinguishment of long-term debt is considered equivalent to additional interest expense and thus is added back to net income from continuing operations.

In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise footnoted.  This means that these amounts are recorded at 100% even if we do not own 100% of all of our subsidiaries.  Accordingly, to arrive at our measure of Adjusted EBITDA from continuing operations, when applicable, we deduct the noncontrolling interests related to the adjustment components of EBITDA and the gain or loss on disposition of assets from continuing operations.

Other companies may calculate their measures of EBITDA and Adjusted EBITDA differently than we do, which may limit their usefulness as comparative measures.  Because EBITDA is not a financial measure calculated in accordance with U.S. GAAP, it should not be considered in isolation or as a substitute for net income attributable to common shareholders or cash flows from operations, but used as a supplement to these GAAP financial measures.  The reconciliation of our net income from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income from continuing operations	$57,782	$28,029	$112,004	$29,363
Adjustments:
Income tax provision	17,529	8,577	37,946	9,020
Net interest expense and other	4,534	11,910	9,827	25,917
Loss on early extinguishment of long-term debt	—	646	—	3,528
Depreciation and amortization	28,127	25,312	52,853	49,692
EBITDA from continuing operations	107,972	74,474	212,630	117,520
Adjustments:
Noncontrolling interests	—	(1,026)	(661)	(2,041)
(Gain) loss on disposition of assets, net	1,078	1,085	(10,418)	1,085
ADJUSTED EBITDA from continuing operations	$109,050	$74,533	$201,551	$116,564

Comparison of Three Months Ended June 30, 2014 and 2013

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)
Net revenues —
Well Intervention	$181,218	$99,323	$81,895
Robotics	119,704	88,374	31,330
Subsea Construction	—	37,659	(37,659)
Production Facilities	24,049	24,174	(125)
Intercompany elimination	(19,384)	(17,352)	(2,032)
	$305,587	$232,178	$73,409

Gross profit —
Well Intervention	$68,543	$26,201	$42,342
Robotics	30,428	16,199	14,229
Subsea Construction	153	11,883	(11,730)
Production Facilities	10,625	14,784	(4,159)
Corporate and other	(656)	(731)	75
Intercompany elimination	45	(839)	884
	$109,138	$67,497	$41,641

Gross margin —
Well Intervention	38%	26%
Robotics	25%	18%
Subsea Construction	N/A	32%
Production Facilities	44%	61%
Total company	36%	29%

Number of vessels (1) / Utilization (2)
Well Intervention vessels	5/98%	4/93%
ROVs	62/78%	55/61%
Robotics vessels	7/89%	4/98%
Subsea Construction vessels	N/A	1/95%

(1)
Represents number of vessels as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels in each category generated revenues by the total number of calendar days in the applicable period.

Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)

Well Intervention	$7,956	$6,439	$1,517
Robotics	11,428	10,913	515
	$19,384	$17,352	$2,032

Intercompany segment profit is as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)

Well Intervention	$(87)	$(27)	$(60)
Robotics	85	910	(825)
Production Facilities	(43)	(44)	1
	$(45)	$839	$(884)

In reviewing the discussion below of our results of operations, please refer to the tables above and Note 11 for supplemental information regarding our business segment results.  This discussion specifically refers to our Well Intervention, Robotics and Production Facilities segments.  We sold our remaining Subsea Construction pipelay vessels in mid-year 2013 (Note 2).

Net Revenues.  Our total net revenues increased by 32% for the three-month period ended June 30, 2014 as compared to the same period in 2013.  Net revenues for our business segments increased in the comparable year over year periods, reflecting the addition of the Helix 534 to our Well Intervention fleet in February 2014 and the increased number of assets and asset utilization within our Robotics segment.

Our Well Intervention revenues increased by 82% for the three-month period ended June 30, 2014 as compared to the same period in 2013 primarily reflecting the Helix 534 being placed in service in the Gulf of Mexico in February 2014.  Our vessels had near full utilization (98%) during the second quarter of 2014.

Robotics revenues increased by 35% for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The increase primarily reflects the addition of six ROVs and one trencher to our fleet, the significantly higher utilization of our ROVs and trenchers, and 88 additional days of spot vessel utilization.  Our trenching activities, primarily conducted in the North Sea region, have significantly increased during 2014 as compared to the unusually weak market that was experienced in 2013.

Our Production Facilities revenues remained relatively unchanged.

Gross Profit.  Our total gross profit increased by 62% for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The gross profit associated with our Well Intervention segment increased by 162% for the three-month period ended June 30, 2014 as compared to the same period in 2013 primarily reflecting the addition of the Helix 534 to our fleet in February 2014.

The gross profit associated with our Robotics segment increased by 88% for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The variance primarily reflects increased utilization for our ROVs and trenching assets.  Utilization for our trenching assets increased significantly reflecting the resumption of trenching projects in the North Sea region following an unusually weak year for that work in 2013.

The gross profit related to our Production Facilities segment decreased by 28% for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The decrease primarily reflects the amortization of the deferred regulatory dry dock costs for the HP I that were incurred during the fourth quarter of 2013.

Loss on Disposition of Assets.  The $1.1 million loss on disposition of assets for the three-month period ended June 30, 2014 relates to the loss of one of our ROVs in the Gulf of Mexico.  The $1.1 million loss on disposition of assets for the three-month period ended June 30, 2013 reflects the sale of the Caesar in June 2013.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $10.1 million for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The increase primarily reflects $5.2 million of charges associated with the provision for uncertain collection of a portion of our existing trade receivables (Note 13) and higher incentive compensation costs reflecting the increase in our stock price (Note 10).

Equity in Earnings of Investments.  Equity in earnings of investments decreased by $1.2 million for the three-month period ended June 30, 2014 as compared to the same period in 2013.  The decrease primarily reflects lower revenues for Deepwater Gateway following a fire at the facility in early May 2014 that shut in production at the platform for most of the second quarter.  Production was restored to the facility in July 2014.

Net Interest Expense.  Our net interest expense totaled $4.5 million for the three-month period ended June 30, 2014 as compared to $11.3 million for the same period in 2013.  The decrease primarily reflects reductions in interest expense and capitalized interest partially offset by an increase in interest income.  The decrease in interest expense reflects the reduction in our indebtedness with a higher interest rate mainly as a result of our redemption in July 2013 of the remaining $275 million of our Senior Unsecured Notes then outstanding.  Capitalized interest totaled $2.0 million for the second quarter of 2014 as compared to $2.3 million for the second quarter of 2013.  Generally, our capitalized interest will be increasing as the construction of our vessels and related equipment progresses.  Interest income totaled $0.7 million for the three-month period ended June 30, 2014 as compared to $0.3 million for the same period in 2013.  The amount of interest income for the second quarter of 2014 includes $0.5 million on the promissory note held in connection with the sale of our Ingleside spoolbase (Note 3).

Loss on Early Extinguishment of Long-term Debt.  The $0.6 million loss in the second quarter of 2013 was associated with the acceleration of the remaining deferred financing fees related to the term loan component of our former credit agreement following the repayments of indebtedness and the related termination of the credit agreement (Note 6).

Other Expense, Net.  Net other expense primarily reflects foreign exchange fluctuations in our non-U.S. dollar functional currencies.  The foreign exchange losses of $0.6 million in the second quarter of 2013 were attributed to the strengthening of the U.S. dollar against other global currencies.  Included in these foreign exchange losses was $0.1 million of gains related to our foreign exchange forward contracts in the three-month period ended June 30, 2013 (Note 15).

Other Income – Oil and Gas.  The $0.3 million increase for the three-month period ended June 30, 2014 as compared to the same period in 2013 was primarily associated with one additional month of overriding royalty interests in ERT’s Wang well, which commenced production in late April 2013.

Income Tax Provision.  Income taxes reflected expenses of $17.5 million in the three-month period ended June 30, 2014 as compared to $8.6 million in the same period last year.  The variance primarily reflects increased profitability in the current year period.  The effective tax rate of 23.3% for the three-month period ended June 30, 2014 was consistent with the 23.4% effective tax rate for the same period in 2013.  The effective tax rate for the second quarter of 2014 was adversely impacted by projected year-over-year increases in profitability in the United States offset by the recognition of previously unrecognized tax benefits (Note 7).

Comparison of Six Months Ended June 30, 2014 and 2013

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)
Net revenues —
Well Intervention	$340,918	$205,655	$135,263
Robotics	207,594	152,570	55,024
Subsea Construction	358	65,185	(64,827)
Production Facilities	47,189	44,567	2,622
Intercompany elimination	(36,900)	(38,370)	1,470
	$559,159	$429,607	$129,552

	Six Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)
Gross profit —
Well Intervention	$121,332	$65,481	$55,851
Robotics	43,773	18,315	25,458
Subsea Construction	360	15,774	(15,414)
Production Facilities	22,161	26,133	(3,972)
Corporate and other	(1,489)	(3,080)	1,591
Intercompany elimination	(1,153)	(2,559)	1,406
	$184,984	$120,064	$64,920

Gross margin —
Well Intervention	36%	32%
Robotics	21%	12%
Subsea Construction	101%	24%
Production Facilities	47%	59%
Total company	33%	28%

Number of vessels (1) / Utilization (2)
Well Intervention vessels	5/95%	4/96%
ROVs	62/76%	55/58%
Robotics vessels	7/85%	4/83%
Subsea Construction vessels	N/A	1/92%

(1)
Represents number of vessels as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels in each category generated revenues by the total number of calendar days in the applicable period.

Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)

Well Intervention	$13,417	$10,268	$3,149
Robotics	23,483	23,112	371
Subsea Construction	—	317	(317)
Production Facilities	—	4,673	(4,673)
	$36,900	$38,370	$(1,470)

Intercompany segment profit is as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2014	2013	(Decrease)

Well Intervention	$(149)	$(46)	$(103)
Robotics	1,389	2,535	(1,146)
Subsea Construction	—	158	(158)
Production Facilities	(87)	(88)	1
	$1,153	$2,559	$(1,406)

Net Revenues.  Our total net revenues increased by 30% for the six-month period ended June 30, 2014 as compared to the same period in 2013.  Net revenues for our business segments increased in the comparable year over year periods, reflecting the addition of vessels in our Well Intervention business, the increased number of assets and asset utilization within our Robotics segment, and the slightly higher revenues for the HP I reflecting the variable production component of the fee arrangement in the Phoenix field.  Our Subsea Construction revenues decreased reflecting the sale of our pipelay vessels in mid-year 2013.

Our Well Intervention revenues increased by 66% for the six-month period ended June 30, 2014 as compared to the same period in 2013 reflecting the addition of a chartered vessel, the Skandi Constructor, in April 2013 and the Helix 534 being placed in service in the Gulf of Mexico in February 2014.  Our vessels had near full utilization (95%) during the first half of 2014 with the primary exception being the Well Enhancer that went into regulatory dry dock in mid-December 2013 and returned to service in late January 2014.  We expect that our Well Intervention vessels will continue to experience high utilization through the end of 2014 with the exception of the Skandi Constructor and the Seawell.  These two vessels are currently scheduled for dry dock in the fourth quarter of 2014.  The Skandi Constructor is scheduled for its normal regulatory dry dock, which should take approximately one month to complete.  The Seawell is scheduled for both normal regulatory dry dock and certain capital upgrades during its dry dock, which is scheduled to commence in December 2014 and expected to last approximately four months in duration.  Upgrades to the Seawell are intended to extend the vessel’s useful economic life.

Robotics revenues increased by 36% for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The increase primarily reflects the addition of six ROVs and one trencher to our fleet, the significantly higher utilization of our ROVs and trenchers, and 103 additional days of spot vessel utilization.  Our trenching activities, primarily conducted in the North Sea region, have significantly increased during 2014 as compared to the unusually weak market that was experienced in 2013.

Our Production Facilities revenues increased by 6% for the six-month period ended June 30, 2014 as compared to the same period in 2013, which reflects an increase in our total revenues under our fee arrangement for the HP I, including the variable portion of the fee for throughput processed by the HP I.  The quarterly HFRS retainer fees also increased effective April 1, 2013 as a result of new four-year agreements.

Gross Profit.  Our total gross profit increased by 54% for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The gross profit associated with our Well Intervention segment increased by 85% for the six-month period ended June 30, 2014 as compared to the same period in 2013 reflecting the addition of two vessels to our fleet since March 31, 2013.

The gross profit associated with our Robotics segment increased by 139% for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The variance primarily reflects increased utilization for our ROVs and trenching assets and related support vessels.  Utilization for our trenching assets increased significantly reflecting the resumption of trenching projects in the North Sea region following an unusually weak year for that work in 2013.

The gross profit related to our Production Facilities segment decreased by 15% for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The decrease primarily reflects the amortization of the deferred regulatory dry dock costs for the HP I that were incurred during the fourth quarter of 2013.

Loss on Commodity Derivative Contracts.  In December 2012, following the announcement of the sale of ERT, we de-designated our oil and gas commodity derivative contracts and interest rate swap contracts as hedging instruments (Note 15).  The $14.1 million loss on commodity derivative contracts reflects the net loss on our oil and gas commodity derivative contracts during the first quarter of 2013.  In February 2013, we paid approximately $22.5 million to settle our remaining open commodity derivative contracts.

Gain (Loss) on Disposition of Assets, Net.  The $10.4 million net gain on disposition of assets for the six-month period ended June 30, 2014 primarily reflects a $10.5 million gain associated with the sale of our Ingleside spoolbase in January 2014.  The $1.1 million loss on disposition of assets for the six-month period ended June 30, 2013 reflects the sale of the Caesar in June 2013.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $7.3 million for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The increase primarily reflects $5.2 million of charges associated with the provision for uncertain collection of a portion of our existing trade receivables (Note 13) and higher incentive compensation costs reflecting the increase in our stock price (Note 10).

Equity in Earnings of Investments.  Equity in earnings of investments decreased by $1.1 million for the six-month period ended June 30, 2014 as compared to the same period in 2013.  The decrease primarily reflects lower revenues for Deepwater Gateway following a fire at the facility in early May 2014 that shut in production at the platform for most of the second quarter.  Production was restored to the facility in July 2014.

Net Interest Expense.  Our net interest expense totaled $9.0 million for the six-month period ended June 30, 2014 as compared to $21.7 million for the same period in 2013.  The decrease consists of both a reduction in interest expense and increases in capitalized interest and interest income.  The decrease in interest expense reflects the substantial reduction in our indebtedness, including the $318.4 million repayment of debt in February 2013 following the sale of ERT and our redemption in July 2013 of the remaining $275 million of our Senior Unsecured Notes then outstanding.  Capitalized interest totaled $5.2 million for the first half of 2014 as compared to $4.3 million for the first half of 2013.  Generally, our capitalized interest will be increasing as the construction of our vessels and related equipment progresses.  Interest income totaled $1.4 million for the six-month period ended June 30, 2014 as compared to $0.6 million for the same period in 2013.  The amount of interest income for the first half of 2014 includes $0.9 million on the promissory note held in connection with the sale of our Ingleside spoolbase (Note 3).

Loss on Early Extinguishment of Long-term Debt.  The $3.5 million loss in the first half of 2013 was associated with the acceleration of the remaining deferred financing fees related to the term loan component of our former credit agreement following the repayments of indebtedness and the related termination of the credit agreement (Note 6).

Other Expense, Net.  We reported net other expense of $0.8 million for the six-month period ended June 30, 2014 as compared to $4.3 million for the same period in 2013.  These amounts primarily reflect foreign exchange fluctuations in our non-U.S. dollar functional currencies.  The foreign exchange losses were attributed to the strengthening of the U.S. dollar against other global currencies.  Included in these foreign exchange losses was $1.2 million related to our foreign exchange forward contracts in the six-month period ended June 30, 2013 (Note 15).

Other Income – Oil and Gas.  The $13.9 million income for the six-month period ended June 30, 2014 includes a $7.2 million insurance reimbursement related to asset retirement work previously performed with the remaining income associated with our overriding royalty interests in ERT’s Wang well, which commenced production in late April 2013.  The $4.1 million income for the six-month period ended June 30, 2013 primarily represents cash payments related to services we provided to ERT following its sale to a third party and the initial proceeds associated with our overriding royalty interests in ERT’s Wang well.

Income Tax Provision.  Income taxes reflected expenses of $37.9 million in the six-month period ended June 30, 2014 as compared to $9.0 million in the same period last year.  The variance primarily reflects increased profitability in the current year period.  The effective tax rate of 25.3% for the six-month period ended June 30, 2014 was higher than the 23.5% effective tax rate for the same period in 2013 as a result of projected year-over-year increases in profitability in the United States partially offset by the recognition of previously unrecognized tax benefits (Note 7).

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain useful information in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2014	2013

Net working capital	$561,074	$553,427
Long-term debt (1)	$538,254	$545,776
Liquidity (2)	$1,083,986	$1,062,413

(1)
Long-term debt does not include the current maturities portion of the long-term debt as that amount is included in net working capital.  It is also net of unamortized debt discount on the 2032 Notes.  See Note 6 for information related to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility.  As of June 30, 2014, our liquidity included cash and cash equivalents of $501.5 million and $582.5 million of available borrowing capacity under our Revolving Credit Facility (Note 6).  As of December 31, 2013, our liquidity included cash and cash equivalents of $478.2 million and $584.2 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,
	2014	2013

Term Loan (matures June 2018)	$285,000	$292,500
2032 Notes (mature March 2032) (1)	176,249	173,484
MARAD Debt (matures February 2027)	97,513	100,168
Total debt	$558,762	$566,152

(1)
Amounts are net of the unamortized debt discount of $23.8 million and $26.5 million, respectively.  The 2032 Notes will increase to the $200 million face amount through accretion of non-cash interest charges through March 15, 2018, which is the date on which the holders of the notes may first require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$139,505	$2,010
Investing activities	$(97,163)	$10,434
Financing activities	$(15,512)	$(491,527)
Discontinued operations (1)	$—	$552,462

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

In accordance with our Credit Agreement, the 2032 Notes and MARAD Debt agreements, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements.  Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness.  These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us.  The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt) secured by the underlying asset, provided that indebtedness is not guaranteed by us.  The Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries.  As of June 30, 2014 and December 31, 2013, we were in compliance with all of our debt covenants.

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

In July 2013, we borrowed $300 million under our Term Loan in connection with our early redemption of the remaining $275 million Senior Unsecured Notes then outstanding.  We may borrow and/or obtain letters of credit up to $600 million under our Revolving Credit Facility.  Subject to customary conditions, we may request that aggregate commitments with respect to the Revolving Credit Facility be increased by, or additional term loans be made of, or a combination thereof, up to $200 million.  See Note 6 for additional information relating to our long-term debt, including more information regarding our current and former credit agreements, including covenants and collateral.

The 2032 Notes can be converted to equity prior to their stated maturity upon certain triggering events specified in the Indenture governing the notes.  Beginning in March 15, 2018, the holders of the 2032 Notes may require us to repurchase these notes or we may at our own option elect to repurchase them.  To the extent we do not have cash on hand or long-term financing secured to cover the conversion, the 2032 Notes would be classified as current liabilities in our condensed consolidated balance sheet.  No conversion triggers were met during the six-month periods ended June 30, 2014 and 2013.

Operating Cash Flows

Total cash flows from operating activities increased by $168.0 million in the six-month period ended June 30, 2014 as compared to the same period in 2013.  This increase primarily reflects increases in revenues and gross profit.  Operating cash flows for the six-month period ended June 30, 2013 also included $30.5 million of net cash used in discontinued operations related to ERT, which was sold in February 2013.

Investing Activities

Capital expenditures have consisted principally of the purchase or construction of dynamically positioned vessels; improvements and modifications to existing assets; and investments in our production facilities.  Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Capital expenditures:
Well Intervention	$(65,540)	$(79,545)
Robotics	(27,511)	(21,840)
Production Facilities	(116)	(464)
Other	166	(534)
Distributions from equity investments, net (1)	4,849	4,567
Proceeds from sale of assets (2)	11,074	108,250
Acquisition of noncontrolling interests (3)	(20,085)	—
Net cash provided by (used in) investing activities – continuing operations	(97,163)	10,434
Oil and Gas capital expenditures	—	(31,855)
Proceeds from sale of ERT, net of transaction costs	—	614,820
Net cash provided by investing activities – discontinued operations	—	582,965
Net cash provided by (used in) investing activities	$(97,163)	$593,399

(1)
Distributions from equity investments are net of undistributed equity earnings from our equity investments.  Gross distributions from our equity investments for the six-month periods ended June 30, 2014 and 2013 were $5.1 million and $5.9 million, respectively (Note 5).

(2)	Primarily reflects cash received from the sale of the Caesar in June 2013 and from the sale of our Ingleside spoolbase in January 2014.

(3)	Relates to the acquisition in February 2014 of our former minority partner’s noncontrolling interests in the entity that owns the HP I (Note 2).

Capital expenditures associated with our business primarily include the payments associated with the construction of the Q5000 and the Q7000 (see below), payments in connection with the acquisition and subsequent upgrades to and modifications of the Helix 534 (see below), and the costs incurred in the acquisition of additional ROVs and trenchers related to our robotics operations.

In March 2012, we executed a contract with a shipyard in Singapore for the construction of a newbuild semi-submersible well intervention vessel, the Q5000.  This $386.5 million shipyard contract represents the majority of the expected costs associated with the construction of the Q5000.  Pursuant to the terms of this contract, payments are made in a fixed percentage of the contract price, together with any variations, on contractually scheduled dates.  At June 30, 2014, our total investment in the Q5000 was $276.1 million, including $231.9 million of shipyard contract costs incurred, which included the $57.8 million milestone payment made in early July 2014.  We plan to incur approximately $78 million on the Q5000 over the remainder of 2014, including the next milestone shipyard payment of $58.0 million that is scheduled for September 2014.  The vessel is expected to be completed and placed in service in 2015.

In September 2013, we executed a second contract with the same shipyard in Singapore that is currently constructing the Q5000.  This contract provides for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which will be built to North Sea standards.  This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000.  Pursuant to the terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% will be paid upon the delivery of the vessel, which is expected to occur in 2016.  At June 30, 2014, our total investment in the Q7000 was $85.4 million, including $69.2 million paid to the shipyard upon signing the contract.  We plan to incur approximately $12 million on the Q7000 over the remainder of 2014.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil.  The initial term of the agreements with Petrobras is for four years with options to extend.  In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, both of which are expected to be in service for Petrobras in 2016.  Our total investment in the topside equipment for both vessels is expected to be approximately $260 million.  We have invested $3.1 million as of June 30, 2014 and plan to invest approximately $33 million in the topside equipment over the remainder of 2014.

Net cash used in discontinued operations relates to capital expenditures associated with ERT.  Oil and Gas capital expenditures for the first quarter of 2013 included costs associated with the exploration and development activities primarily related to the Wang well within the Phoenix field at Green Canyon Block 237.

Outlook

We anticipate that our total capital expenditures for 2014 will be approximately $375 million.  This estimate may increase or decrease based on various economic factors and/or the existence of additional investment opportunities.  However, we may reduce the level of our planned future capital expenditures given any prolonged economic downturn.  We believe that our cash on hand, internally-generated cash flows, and availability under our credit facility will provide the capital necessary to continue funding our 2014 initiatives.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of June 30, 2014 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More Than
	Total (1)	1 Year	1-3 Years	3-5 Years	5 Years

2032 Notes (2)	$200,000	$—	$—	$—	$200,000
Term Loan (3)	285,000	15,000	60,000	210,000	—
MARAD debt	97,513	5,508	11,855	13,068	67,082
Interest related to debt	192,541	23,451	42,850	28,889	97,351
Property and equipment (4)	502,997	226,404	276,593	—	—
Operating leases (5)	1,101,494	138,757	326,949	275,387	360,401
Total cash obligations	$2,379,545	$409,120	$718,247	$527,344	$724,834

(1)
Excludes unsecured letters of credit outstanding at June 30, 2014 totaling $17.5 million.  These letters of credit guarantee items such as various contractual obligations, customs duties, contract bidding and insurance activities.

(2)
Notes mature in 2032.  The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of its issuance price on that 30th trading day (i.e., $32.53 per share).  At June 30, 2014, the conversion trigger was not met.  The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018.  See Note 6 for additional information.

(3)	Amount reflects borrowings made in July 2013. The Term Loan will mature on June 19, 2018.

(4)
Primarily reflects the costs associated with our well intervention assets currently under construction, including our new semi-submersible well intervention vessels, the Q5000 and the Q7000, and the topside equipment for the two newbuild monohull vessels (Note 12).

(5)
Operating leases include vessel charters and facility leases.  At June 30, 2014, our vessel charter and ROV lease commitments totaled approximately $1.1 billion, including four vessels that will not be delivered to us until 2015 and 2016.

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

Interest Rate Risk.  As of June 30, 2014, $285.0 million of our outstanding debt was subject to floating rates.  The interest rate applicable to our variable rate debt may rise, increasing our interest expense and related cash outlay.  To reduce the impact of this market risk, in September 2013, we entered into interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan.  These swap contracts, which are settled monthly, began in October 2013 and extend through October 2016.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged.  Based on this hypothetical assumption, we would have incurred an additional $0.7 million in interest expense for the six-month period ended June 30, 2014.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to our North Sea operations).  As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar.  In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars.  During the six-month period ended June 30, 2014, we recognized losses of $0.8 million related to foreign currency transactions in “Other expense, net” in our condensed consolidated statement of operations.

We also entered into various foreign currency exchange contracts to stabilize expected cash outflows relating to certain vessel charters denominated in British pounds and Norwegian kroners.  In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million).  In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively.  These contracts currently qualify for hedge accounting treatment.  All of our remaining foreign exchange contracts that were not accounted for as hedge contracts have been settled.  We had no foreign currency exchange contracts for vessel charters denominated in British pounds as of June 30, 2014 (Note 15).

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter ended June 30, 2014.  Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2014 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program (2)	(d) Maximum number of shares that may yet be purchased under the program (2)
April 1 to April 30, 2014	—	$—	—	4,051
May 1 to May 31, 2014	52,801	23.59	51,020	55,071
June 1 to June 30, 2014	—	—	—	4,051
	52,801	$23.59	51,020

(1)	Includes shares delivered to the Company by employees in satisfaction of minimum withholding taxes upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board of Directors and to certain employees, including shares issued to our employees under the Employee Stock Purchase Plan (the “ESPP”) (Note 10), increases the amount of shares available for repurchase.  The shares purchased reflect the ESPP shares issued to our employees in May 2014.  For additional information regarding our stock repurchase program, see Note 11 to our 2013 Form 10-K.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index beginning on Page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date: July 23, 2014	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2014	By:	/s/ Anthony Tripodo
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