Form 10-Q
period 2015-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2015-04-22
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 17, 2015, 105,913,805 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$415,302	$476,492
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $5,160 and $4,735, respectively	108,377	104,724
Unbilled revenue	39,324	28,542
Costs in excess of billing	776	2,034
Current deferred tax assets	23,477	31,180
Other current assets	33,016	51,301
Total current assets	620,272	694,273
Property and equipment	2,287,411	2,241,444
Less accumulated depreciation	(527,033)	(506,060)
Property and equipment, net	1,760,378	1,735,384
Other assets:
Equity investments	148,147	149,623
Goodwill	61,336	62,146
Other assets, net	58,191	59,272
Total assets	$2,648,324	$2,700,698
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,106	$83,403
Accrued liabilities	70,774	104,923
Income tax payable	3,333	9,143
Current maturities of long-term debt	32,033	28,144
Total current liabilities	186,246	225,613
Long-term debt	514,265	523,228
Deferred tax liabilities	247,050	260,275
Other non-current liabilities	45,753	38,108
Total liabilities	993,314	1,047,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 105,904 and 105,586 shares issued, respectively	936,735	934,447
Retained earnings	800,921	781,279
Accumulated other comprehensive loss	(82,646)	(62,252)
Total shareholders’ equity	1,655,010	1,653,474
Total liabilities and shareholders’ equity	$2,648,324	$2,700,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net revenues	$189,641	$253,572
Cost of sales	154,694	177,726
Gross profit	34,947	75,846
Gain on disposition of assets, net	—	11,496
Selling, general and administrative expenses	(12,619)	(20,394)
Income from operations	22,328	66,948
Equity in earnings of investments	21	708
Net interest expense	(4,070)	(4,483)
Other expense, net	(1,156)	(810)
Other income – oil and gas	2,926	12,276
Income before income taxes	20,049	74,639
Income tax provision	407	20,417
Net income, including noncontrolling interests	19,642	54,222
Less net income applicable to noncontrolling interests	—	(503)
Net income applicable to common shareholders	$19,642	$53,719

Earnings per share of common stock:
Basic	$0.19	$0.51
Diluted	$0.19	$0.51

Weighted average common shares outstanding:
Basic	105,290	105,126
Diluted	105,290	105,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income, including noncontrolling interests	$19,642	$54,222
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedges arising during the period	(11,711)	4,055
Reclassification adjustments for loss included in net income	1,673	658
Income taxes on unrealized (gain) loss on hedges	3,513	(1,650)
Unrealized gain (loss) on hedges, net of tax	(6,525)	3,063
Foreign currency translation gain (loss)	(13,869)	1,347
Other comprehensive income (loss), net of tax	(20,394)	4,410
Comprehensive income (loss)	(752)	58,632
Less comprehensive income applicable to noncontrolling interests	—	(503)
Comprehensive income (loss) applicable to common shareholders	$(752)	$58,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income, including noncontrolling interests	$19,642	$54,222
Adjustments to reconcile net income, including noncontrolling interests, to net cash provided by (used in) operating activities:
Depreciation and amortization	26,089	24,726
Amortization of deferred financing costs	1,218	1,218
Stock-based compensation expense	1,754	1,811
Amortization of debt discount	1,464	1,397
Deferred income taxes	(1,114)	33,407
Excess tax from stock-based compensation	(260)	(619)
Gain on disposition of assets, net	—	(11,496)
Unrealized loss and ineffectiveness on derivative contracts, net	2,181	68
Changes in operating assets and liabilities:
Accounts receivable, net	(14,917)	(5,527)
Other current assets	17,843	(7,122)
Income tax payable	(5,322)	(26,106)
Accounts payable and accrued liabilities	(48,718)	(14,385)
Other noncurrent, net	(2,403)	(2,757)
Net cash provided by (used in) operating activities	(2,543)	48,837

Cash flows from investing activities:
Capital expenditures	(52,524)	(37,991)
Distributions from equity investments, net	1,379	2,092
Proceeds from sale of assets	—	11,074
Acquisition of noncontrolling interests	—	(20,085)
Net cash used in investing activities	(51,145)	(44,910)

Cash flows from financing activities:
Repayment of term loans	(3,750)	(3,750)
Repayment of MARAD borrowings	(2,788)	(2,655)
Distributions to noncontrolling interests	—	(1,018)
Repurchases of common stock	(1,026)	(5,449)
Excess tax from stock-based compensation	260	619
Proceeds from issuance of ESPP shares	1,299	942
Net cash used in financing activities	(6,005)	(11,311)

Effect of exchange rate changes on cash and cash equivalents	(1,497)	(737)
Net decrease in cash and cash equivalents	(61,190)	(8,121)
Cash and cash equivalents:
Balance, beginning of year	476,492	478,200
Balance, end of period	$415,302	$470,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation and New Accounting Standards

The accompanying condensed consolidated financial statements include the accounts of Helix Energy Solutions Group, Inc. and its wholly and majority owned subsidiaries (collectively, “Helix” or the “Company”). Unless the context indicates otherwise, the terms “we,” “us” and “our” in this report refer collectively to Helix and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission (the “SEC”), and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our balance sheet as of December 31, 2014 included herein has been derived from the audited balance sheet as of December 31, 2014 included in our 2014 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a single five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard is currently effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating which transition approach to use and the potential impact the adoption of this new standard may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics. We provide services primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and intend to increase our operations in offshore Brazil. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 11). Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the Gulf of Mexico and North Sea regions. Our well intervention vessels include the Q4000, the Helix 534, the Seawell, the Well Enhancer and the Skandi Constructor, which is a chartered vessel. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services, and will operate five chartered ROV and trencher support vessels following the delivery of the Grand Canyon II in late April 2015. Our Production Facilities segment includes the Helix Producer I vessel (“HP I”) as well as our equity investments in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) and Independence Hub, LLC (“Independence Hub”) (Note 5). The Production Facilities segment also includes the Helix Fast Response System (“HFRS”), which provides certain operators access to our Q4000 and HP I vessels in the event of a well control incident in the Gulf of Mexico.
Note 3 — Details of Certain Accounts

Other current assets and other assets, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Note receivable (1)	$10,000	$17,500
Other receivables	613	423
Prepaid insurance	3,523	6,582
Other prepaids	8,631	15,541
Spare parts inventory	2,112	1,857
Value added tax receivable	8,046	9,326
Other	91	72
Total other current assets	$33,016	$51,301

	March 31, 2015	December 31, 2014

Note receivable (1)	$10,000	$10,000
Deferred dry dock expenses, net	11,972	11,631
Deferred financing costs, net (Note 6)	22,278	23,399
Intangible assets with finite lives, net	710	696
Charter fee deposit (Note 12)	12,544	12,544
Other	687	1,002
Total other assets, net	$58,191	$59,272

(1)
Relates to the remaining balance of the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014. Interest on the note is payable quarterly at a rate of 6% per annum. Under the terms of the note, the remaining $20 million principal balance is required to be paid with a $10 million payment on December 31 of 2015 and 2016, respectively.

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Accrued payroll and related benefits	$28,561	$61,246
Current asset retirement obligations	554	575
Unearned revenue	7,653	11,461
Accrued interest	1,952	4,221
Derivative liability (Note 14)	17,491	13,222
Taxes payable excluding income tax payable	6,263	6,236
Other	8,300	7,962
Total accrued liabilities	$70,774	$104,923
Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014

Interest paid, net of interest capitalized	$4,124	$4,635
Income taxes paid	$7,181	$13,118

Our non-cash investing activities include accruals for property and equipment capital expenditures. These non-cash investing accruals totaled $17.5 million and $14.1 million as of March 31, 2015 and December 31, 2014, respectively. Additionally, our investing activities for the three-month period ended March 31, 2014 included a $30 million non-cash transaction related to the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014 (Note 3).
Note 5 — Equity Investments

As of March 31, 2015, we had two investments that we account for using the equity method of accounting: Deepwater Gateway and Independence Hub, both of which are included in our Production Facilities segment.

Deepwater Gateway, L.L.C.  In June 2002, we, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, each with a 50% interest, to design, construct, install, own and operate a tension leg platform production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field in the Deepwater Gulf of Mexico. Our investment in Deepwater Gateway totaled $80.1 million and $80.9 million as of March 31, 2015 and December 31, 2014, respectively (including net capitalized interest of $1.2 million at March 31, 2015 and December 31, 2014, respectively).

Independence Hub, LLC.  In December 2004, we acquired a 20% interest in Independence Hub, an affiliate of Enterprise. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. Our investment in Independence Hub was $68.0 million and $68.8 million as of March 31, 2015 and December 31, 2014, respectively (including capitalized interest of $3.9 million at March 31, 2015 and December 31, 2014, respectively).

We received the following distributions from our equity method investments (in thousands):

	Three Months Ended March 31,
	2015	2014

Deepwater Gateway	$1,000	$2,000
Independence Hub	400	800
Total	$1,400	$2,800
Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2015 are as follows (in thousands):

	Term Loan	MARAD Debt	2032 Notes (1)	Total

Less than one year	$26,250	$5,783	$—	$32,033
One to two years	30,000	6,072	—	36,072
Two to three years	30,000	6,375	—	36,375
Three to four years	187,500	6,693	—	194,193
Four to five years	—	7,027	—	7,027
Over five years	—	60,054	200,000	260,054
Total debt	273,750	92,004	200,000	565,754
Current maturities	(26,250)	(5,783)	—	(32,033)
Long-term debt, less current maturities	247,500	86,221	200,000	533,721
Unamortized debt discount (2)	—	—	(19,456)	(19,456)
Long-term debt	$247,500	$86,221	$180,544	$514,265

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

Included below is a summary of certain components of our indebtedness:

Credit Agreement

In June 2013, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders pursuant to which we borrowed $300 million under the Credit Agreement’s term loan (the “Term Loan”) and, subject to the terms of the Credit Agreement, may borrow additional amounts (the “Revolving Loans”) and/or obtain letters of credit under a revolving credit facility (the “Revolving Credit Facility”) up to an outstanding amount of $600 million. Subject to lender participation, we may request an increase of up to $200 million in aggregate commitments with respect to the Revolving Credit Facility, additional term loans or a combination thereof. At March 31, 2015, our availability under the Revolving Credit Facility totaled $583.7 million, net of $16.3 million of letters of credit issued.

The Term Loan and the Revolving Loans (together, the “Loans”) bear interest, at our election, in relation to either the base rate established by Bank of America N.A. or to a LIBOR rate, provided that all Swing Line Loans (as defined in the Credit Agreement) will be base rate loans.

The Loans or portions thereof bearing interest at the base rate bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.00% to 2.00%. The Loans or portions thereof bearing interest at a LIBOR rate bear interest at the LIBOR rate selected by us plus a margin ranging from 2.00% to 3.00%. A letter of credit fee is payable by us equal to our applicable margin for LIBOR rate Loans multiplied by the daily amount available to be drawn under outstanding letters of credit. Margins on the Loans will vary in relation to the consolidated coverage ratio, as provided by the Credit Agreement. We currently also pay a fixed commitment fee of 0.375% on the unused portion of our Revolving Credit Facility. The Term Loan currently bears interest at the one-month LIBOR rate plus 2.25%. In September 2013, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on $148.1 million of the Term Loan. The fixed LIBOR rates are between 74 and 75 basis points.

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

The Credit Agreement and the other documents entered into in connection with the Credit Agreement (together, the “Loan Documents”) include terms and conditions, including covenants, which we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and incur capital expenditures. In addition, the Credit Agreement obligates us to meet certain financial ratios, including the Consolidated Interest Coverage Ratio and the Consolidated Leverage Ratio (as defined in the Credit Agreement). We have designated five of our foreign subsidiaries, and may designate any newly established foreign subsidiaries, as subsidiaries that are not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”), provided we meet certain liquidity requirements, in which case EBITDA of the Unrestricted Subsidiaries is not included in the calculations with respect to our financial covenants. Our obligations under the Credit Agreement are guaranteed by our wholly owned domestic subsidiaries (except Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited. Our obligations under the Credit Agreement, and of the guarantors under their guaranty, are secured by most of our assets and assets of the guarantors and Canyon Offshore Limited, plus pledges of up to two-thirds of the shares of certain foreign subsidiaries.

Convertible Senior Notes Due 2032

In March 2012, we completed a public offering and sale of $200 million in aggregate principal amount of Convertible Senior Notes due 2032 (the “2032 Notes”). The 2032 Notes bear interest at a rate of 3.25% per annum, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2012. The 2032 Notes will mature on March 15, 2032 unless earlier converted, redeemed or repurchased. The 2032 Notes are convertible in certain circumstances and during certain periods at an initial conversion rate of 39.9752 shares of common stock per $1,000 principal amount (which represents an initial conversion price of approximately $25.02 per share of common stock), subject to adjustment in certain circumstances as set forth in the Indenture governing the 2032 Notes. We have the right and the intention to settle any such future conversions in cash.

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

In connection with the issuance of the 2032 Notes, we recorded a discount of $35.4 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2032 Notes as of the date of their issuance (March 12, 2012) using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of issuance and an expected life of 6.0 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. As of March 31, 2015, the carrying amount of the equity component of the 2032 Notes was $22.5 million.

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

Nordea Credit Agreement

In September 2014, a wholly owned subsidiary incorporated in Luxembourg, Helix Q5000 Holdings S.à r.l. (“Q5000 Holdings”), entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Term Loan”) in an amount of up to $250 million. The Nordea Term Loan will be funded at or near the time of the delivery of the Q5000, which is currently estimated in the second quarter of 2015. The parent company of Q5000 Holdings, Helix Vessel Finance S.à r.l., also a wholly owned Luxembourg subsidiary, has guaranteed the Nordea Term Loan. The loan will be secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is nonrecourse to Helix.

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

Other

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2015, we were in compliance with these covenants.

Unamortized deferred financing costs are included in “Other assets, net” in the accompanying condensed consolidated balance sheets and are amortized over the life of the respective debt agreements. The following table reflects the components of our deferred financing costs (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Term Loan (matures June 2018)	$3,638	$(1,273)	$2,365	$3,638	$(1,091)	$2,547
Revolving Credit Facility (matures June 2018)	13,275	(4,646)	8,629	13,275	(3,982)	9,293
2032 Notes (mature March 2032)	3,759	(1,916)	1,843	3,759	(1,763)	1,996
MARAD Debt (matures February 2027)	12,200	(6,345)	5,855	12,200	(6,223)	5,977
Nordea Term Loan	3,586	—	3,586	3,586	—	3,586
Total deferred financing costs	$36,458	$(14,180)	$22,278	$36,458	$(13,059)	$23,399

The following table details the components of our net interest expense (in thousands):

	Three Months Ended March 31,
	2015	2014

Interest expense	$8,409	$8,362
Interest income	(650)	(717)
Capitalized interest	(3,689)	(3,162)
Net interest expense	$4,070	$4,483
Note 7 — Income Taxes

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax earnings. We consider the undistributed earnings of our principal non-U.S. subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal income taxes on these permanently reinvested earnings. We believe that our recorded assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three-month periods ended March 31, 2015 and 2014 were 2.0% and 27.4%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Income taxes have been provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended March 31,
	2015	2014

U.S. statutory rate	35.0%	35.0%
Foreign provision	(34.1)	(8.5)
Other	1.1	0.9
Effective rate	2.0%	27.4%
Note 8 — Accumulated Other Comprehensive Income (Loss) (“OCI”)

The components of Accumulated OCI are as follows (in thousands):

	March 31, 2015	December 31, 2014

Cumulative foreign currency translation adjustment	$(44,030)	$(30,161)
Unrealized loss on hedges, net (1)	(38,616)	(32,091)
Accumulated other comprehensive loss	$(82,646)	$(62,252)

(1)
Amounts relate to foreign currency hedges for the Grand Canyon, the Grand Canyon II and the Grand Canyon III charters as well as interest rate swap contracts for the Term Loan, and are net of deferred income taxes totaling $20.8 million at March 31, 2015 and $17.3 million at December 31, 2014 (Note 14).

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Income	Shares	Income	Shares
Basic:
Net income applicable to common shareholders	$19,642		$53,719
Less undistributed income allocated to participating securities	(114)		(286)
Undistributed income allocated to common shares	$19,528	105,290	$53,433	105,126

Diluted:
Undistributed income allocated to common shares	$19,528	105,290	$53,433	105,126
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	249
Undistributed income reallocated to participating securities	—	—	1	—
Net income applicable to common shareholders	$19,528	105,290	$53,434	105,375

Approximately 8.0 million of potentially dilutive shares related to the 2032 Notes were excluded from the diluted EPS calculation for the three-month periods ended March 31, 2015 and 2014 because we have the right, intention and ability to settle any such future conversions in cash (Note 6).
Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plan

As of March 31, 2015, there were 5.6 million shares of our common stock available for issuance under our active long-term incentive stock-based plan, the 2005 Long-Term Incentive Plan, as amended and restated effective May 9, 2012 (the “2005 Incentive Plan”). During the three-month period ended March 31, 2015, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 2, 2015 (1)	289,163	$21.70	33% per year over three years
January 2, 2015 (2)	289,163	$25.06	100% on January 1, 2018
January 5, 2015 (3)	3,946	$21.66	100% on January 1, 2017
January 12, 2015 (1)	3,866	$19.40	33% per year over three years
January 12, 2015 (2)	3,866	$25.06	100% on January 11, 2018
February 1, 2015 (1)	2,664	$18.77	33% per year over three years
February 1, 2015 (2)	2,664	$25.06	100% on January 31, 2018

(1)	Reflects the grant of restricted stock to our executive officers and selected management employees.

(2)
Reflects the grant of performance share units (“PSUs”) to our executive officers and selected management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero. The vested PSUs may be settled in either cash or shares of our common stock at the discretion of the Compensation Committee of our Board of Directors.

(3)	Reflects the grant of restricted stock to certain members of our Board of Directors who have made an election to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is recognized over its vesting period on a straight-line basis. For the three-month periods ended March 31, 2015 and 2014, $1.4 million and $1.2 million, respectively, were recognized as stock-based compensation expense related to restricted stock and restricted stock units.

The estimated fair value of the PSUs on grant date was determined using a Monte Carlo simulation model. Until December 2014, the PSUs were being treated as an equity award. Accordingly, compensation expense associated with the PSUs was fixed, as represented by the number of PSUs multiplied by their respective grant date fair value. The fixed amount was being amortized on a straight-line basis over the three-year vesting period. In connection with the vesting of the 2012 PSU awards (which occurred in January 2015), the decision was made by the Compensation Committee of our Board of Directors to settle these PSUs with a cash payment of $4.5 million rather than an equivalent number of shares of our common stock, which was the default provision of the PSU awards. Accordingly, PSUs are now accounted for as a liability plan. For the three-month period ended March 31, 2015, we recorded a $1.0 million reduction of previously recognized compensation cost to reflect the estimated fair value of unvested PSUs as of March 31, 2015. For the three-month period ended March 31, 2014, $0.5 million was recognized as stock-based compensation expense related to PSUs.

Long-Term Incentive Cash Plans

We have certain long-term incentive cash plans (the “LTI Cash Plans”) that provide long-term cash-based compensation to eligible employees. Cash awards historically have been both fixed sum amounts payable (for non-executive management only) as well as cash awards indexed to our common stock with the payment amount at each vesting date fluctuating based on the performance of our common stock (for both executive and non-executive management). Payment amounts under these awards are calculated based on the ratio of the average stock price during the applicable measurement period over the original base price determined by the Compensation Committee of our Board of Directors at the time of the award. Cash payments under these awards are made each year on the anniversary date of the award. Cash awards granted since 2012 have a vesting period of three years while those granted prior to 2012 have a vesting period of five years. The LTI Cash Plans are considered liability plans and as such are re-measured to fair value each reporting period with corresponding changes in the liability amount being reflected in our results of operations.

The cash awards granted under the LTI Cash Plans to our executive officers and selected management employees totaled $8.9 million in 2014. No long-term incentive cash awards were granted in 2015. For the three-month period ended March 31, 2015, we recorded a $1.9 million reduction of previously recognized compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans, reflecting the effect the decrease in our stock price at the end of March 2015 had on the value of our liability plan. For the three-month period ended March 31, 2014, total compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans was $1.7 million. The liability balance for the cash awards issued under the LTI Cash Plans was $2.0 million at March 31, 2015 and $12.8 million at December 31, 2014.

Employee Stock Purchase Plan

We also have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 1.1 million shares were available for issuance as of March 31, 2015. The total value of the ESPP awards is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock. Share-based compensation expense with respect to the ESPP was $0.3 million and $0.2 million for the three-month periods ended March 31, 2015 and 2014, respectively.

For more information regarding our employee benefit plans, including our long-term incentive stock-based and cash plans and our employee stock purchase plan, see Note 8 to our 2014 Form 10-K.
Note 11 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the Gulf of Mexico and North Sea regions. Our well intervention vessels include the Q4000, the Helix 534, the Seawell, the Well Enhancer and the Skandi Constructor, which is a chartered vessel. We are currently constructing two additional well intervention vessels, the Q5000 and the Q7000. We have also contracted to charter two newbuild vessels, which are expected to be delivered in 2016 and used in connection with our contracts to provide well intervention services offshore Brazil. Our Robotics segment includes ROVs, trenchers and ROVDrills designed to complement offshore construction and well intervention services, and will operate five chartered ROV and trencher support vessels following the delivery of the Grand Canyon II in late April 2015. The Production Facilities segment includes the HP I as well as our investments in Deepwater Gateway and Independence Hub that are accounted for under the equity method. The results of our Subsea Construction segment are immaterial and thus no longer meet the threshold to be separately reported as a business segment. These results are now aggregated within “Other” for all periods presented in this Quarterly Report on Form 10-Q. All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income and income before income taxes of each segment. Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues —
Well Intervention	$104,051	$159,700
Robotics	80,171	87,890
Production Facilities	18,385	23,140
Other	—	358
Intercompany elimination	(12,966)	(17,516)
Total	$189,641	$253,572

Income (loss) from operations —
Well Intervention	$14,794	$48,733
Robotics	9,457	11,219
Production Facilities	4,578	11,384
Corporate and other	(6,607)	(3,190)
Intercompany elimination	106	(1,198)
Total	$22,328	$66,948

Equity in earnings of equity investments	$21	$708

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Well Intervention	$4,946	$5,461
Robotics	8,020	12,055
Total	$12,966	$17,516

Intercompany segment profits (losses) (which losses only relate to intercompany capital projects) are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Well Intervention	$(86)	$(62)
Robotics	24	1,304
Production Facilities	(44)	(44)
Total	$(106)	$1,198

The following table reflects total assets by reportable segment (in thousands):

	March 31, 2015	December 31, 2014

Well Intervention	$1,486,347	$1,470,349
Robotics	296,525	299,701
Production Facilities	452,582	459,427
Corporate and other	412,870	471,221
Total	$2,648,324	$2,700,698
Note 12 — Commitments and Contingencies and Other Matters

Commitments

In March 2012, we executed a contract with a shipyard in Singapore for the construction of a newbuild semi-submersible well intervention vessel, the Q5000. This $386.5 million shipyard contract represents the majority of the expected costs associated with the construction of the Q5000. Pursuant to the terms of this contract, payments are made in a fixed percentage of the contract price, together with any variations, on contractually scheduled dates. The vessel is expected to be delivered in the second quarter of 2015 and will subsequently transit to the Gulf of Mexico. In September 2014, we entered into the Nordea Credit Agreement to partially finance the construction of the Q5000 and other future capital projects. The Nordea Term Loan will be funded at or near the time of the delivery of the Q5000 (Note 6). At March 31, 2015, our total investment in the Q5000 was $359.2 million, including $289.4 million of scheduled payments made to the shipyard.

In February 2013, we contracted to charter the Grand Canyon II and the Grand Canyon III for use in our robotics operations. The terms of the charters will be five years from the respective delivery dates. We will take delivery of the Grand Canyon II in late April 2015. The delivery of the Grand Canyon III has been deferred until February 2016.

In September 2013, we executed a second contract with the same shipyard in Singapore that is currently constructing the Q5000. This contract provides for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which will be built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the current terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% will be paid upon the delivery of the vessel. At March 31, 2015, our total investment in the Q7000 was $98.4 million, including the $69.2 million paid to the shipyard upon signing the contract.

In February 2014, we entered into agreements with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, both of which are expected to be in service for Petrobras in 2016. At March 31, 2015, our total investment in the topside equipment for the two vessels was $61.5 million. In November 2014, we paid a charter fee deposit of $12.5 million.

Contingencies and Claims

We believe that there are currently no contingencies which would have a material effect on our financial position, results of operations or cash flows.

Litigation

We are involved in various legal proceedings, some involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act based on alleged negligence. In addition, from time to time we incur other claims, such as contract disputes, in the normal course of business.
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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and various derivative instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The following tables provide additional information relating to other financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Interest rate swaps	$—	$79	$—	$79	(c)

Liabilities:
Fair value of long-term debt (2)	199,750	370,071	—	569,821	(a)
Foreign exchange contracts	—	62,395	—	62,395	(c)
Interest rate swaps	—	523	—	523	(c)
Total net liability	$199,750	$432,910	$—	$632,660

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Interest rate swaps	$—	$369	$—	$369	(c)

Liabilities:
Fair value of long-term debt (2)	222,900	375,393	—	598,293	(a)
Foreign exchange contracts	—	50,428	—	50,428	(c)
Interest rate swaps	—	561	—	561	(c)
Total net liability	$222,900	$426,013	$—	$648,913

(1)
Unless otherwise indicated, the fair value of our Level 2 derivative instruments reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimations of future prices, price correlation and market volatility and liquidity based on market data. Our actual results may differ from our estimates, and these differences could be positive or negative. See Note 14 for further discussion on fair value of our derivative instruments.

(2)	See Note 6 for additional information regarding our long-term debt. The value of our long-term debt is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value (b)	Carrying Value	Fair Value (b)

Term Loan (matures June 2018)	$273,750	$271,355	$277,500	$270,563
2032 Notes (mature March 2032) (a)	200,000	199,750	200,000	222,900
MARAD Debt (matures February 2027)	92,004	98,716	94,792	104,830
Total debt	$565,754	$569,821	$572,292	$598,293

(a)	Carrying amount excludes the related unamortized debt discount of $19.5 million at March 31, 2015 and $20.9 million at December 31, 2014.

(b)
The estimated fair value of the 2032 Notes was determined using Level 1 inputs using the market approach. The fair value of the Term Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach. The fair value of the Term Loan and the MARAD Debt was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

For additional information regarding our accounting for derivatives, see Notes 2 and 15 to our 2014 Form 10-K.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term debt subject to variable interest rates. Changes in the fair value of an interest rate swap are deferred to the extent the swap is effective. These changes are recorded as a component of Accumulated OCI until the anticipated interest payments occur and are recognized in interest expense. The ineffective portion of the interest rate swap, if any, is recognized immediately in earnings within the line titled “Net interest expense.” The amount of ineffectiveness associated with our interest rate swap contracts was immaterial for all periods presented. In September 2013, we entered into various interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan (Note 6). These contracts, which are settled monthly, began in October 2013 and extend through October 2016. Our interest rate swap contracts qualify for hedge accounting treatment.

Foreign Currency Exchange Rate Risk

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. We entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters that are denominated in Norwegian kroner.

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

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the fair value and balance sheet classification of our derivative instruments that were designated as hedging instruments (in thousands):

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Interest rate swaps	Other assets, net	$79	Other assets, net	$369
		$79		$369

Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$16,967	Accrued liabilities	$12,661
Interest rate swaps	Accrued liabilities	523	Accrued liabilities	561
Foreign exchange contracts	Other non-current liabilities	45,428	Other non-current liabilities	37,767
		$62,918		$50,989

For the three-month period ended March 31, 2015, we recorded losses totaling $3.4 million in “Other expense, net” in the accompanying condensed consolidated statement of operations related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments as a result of the deferral of the vessel’s delivery until February 2016. Ineffectiveness associated with our cash flow hedges was immaterial for the three-month period ended March 31, 2014. The following tables present the impact that derivative instruments designated as cash flow hedges had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of March 31, 2015, $9.1 million of losses in Accumulated OCI associated with our derivatives is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax
	Three Months Ended March 31,
	2015	2014

Foreign exchange contracts	$(6,361)	$3,024
Interest rate swaps	(164)	39
	$(6,525)	$3,063

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings
		Three Months Ended March 31,
		2015	2014

Foreign exchange contracts	Cost of sales	$(1,474)	$(444)
Interest rate swaps	Net interest expense	(199)	(214)
		$(1,673)	$(658)

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

•
statements regarding the construction, upgrades or acquisition of vessels or equipment and any anticipated costs related thereto, including the construction of our Q5000 and Q7000 vessels and the construction of two chartered vessels to be used in connection with our contracts to provide well intervention services offshore Brazil (Note 12);

•	statements regarding projections of revenues, gross margin, expenses, earnings or losses, working capital or other financial items;

•	statements regarding our backlog and long-term contracts;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•	statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;

•	statements regarding the collectability of our trade receivables;

•	statements regarding anticipated developments, industry trends, performance or industry ranking;

•	statements regarding general economic or political conditions, whether international, national or in the regional and local market areas in which we do business;

•	statements regarding our ability to retain key members of our senior management and key employees;

•	statements regarding the underlying assumptions related to any projection or forward-looking statement; and

•	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in these forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

•	impact of potential cancellation, deferral or modification of our work or contracts by our customers;

•
unexpected delays in the delivery or chartering of new vessels for our well intervention and robotics fleet, including the Q5000, the Q7000, the Grand Canyon III and the two newbuild chartered vessels to be used to perform contracted well intervention work in Brazil;

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

Our actual results could differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 1A. “Risk Factors” in our 2014 Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
Executive Summary

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. We are making strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. Our well intervention fleet will expand following the completion of the two newbuild semi-submersible vessels currently under construction, the Q5000 and the Q7000, and the expected delivery in 2016 of two newbuild monohull vessels which we will charter in connection with the well intervention agreements that we entered into with Petrobras. We will take delivery of the Grand Canyon II in late April 2015. We will further expand our robotics operations by acquiring additional ROVs as well as chartering the Grand Canyon III.

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

Global prices for oil and natural gas have declined significantly since mid-year 2014, with these price decreases accelerating during the fourth quarter of 2014 and early portion of 2015. Many analysts currently predict that prices for oil and natural gas will remain low throughout 2015. The decrease in oil and gas prices is attributable to a global supply and demand imbalance which reflects both increased production in certain countries (primarily the United States), and a general weakening of the global economy that has primarily affected Europe and Asia. In light of the sharp decline in oil and gas prices, many oil and gas companies announced substantial reductions in their planned capital spending for 2015. Any additional news suggesting weak or declining economic data could affect global equity and the oil and gas markets, which could affect normal business activities. Weaker global equity and oil and gas markets could potentially reduce investment in offshore oil and gas capital projects, which may affect rates that drilling rig contractors can charge for their services. We believe that capital would be less likely to be expended on the beginning of offshore projects, for example for exploration drilling projects, than on projects that span the life of an oil and gas field’s production. However, during periods of sustained low oil and gas prices, no one in the industry is immune to the effect of any near term planned capital spending reductions, including us. Our Well Intervention and Robotics operations are intended to service the life span of an oil and gas field as well as to provide abandonment services at the end of the life of a field as required by governmental regulations. Thus over the longer term, we believe that fundamentals for our business remain favorable as the need for continual oil and gas production is the primary driver of demand for our services.

In addition, we believe that the long-term industry fundamentals are positive based on the following factors: (1) long-term world demand for oil and natural gas emphasizing the need for continual production and the replacement thereof; (2) mature global production rates for offshore and subsea wells; (3) globalization of the natural gas market; (4) an increasing number of mature and small reservoirs; (5) a general long-term growth trend in offshore activity and deepwater well count; and (6) an increasing number of subsea developments.

Helix Fast Response System

We developed the HFRS as a culmination of our experience as a responder in the Macondo well control and containment efforts. The HFRS centers on two of our vessels, the HP I and the Q4000, both of which played a key role in the Macondo well control and containment efforts and are currently operating in the Gulf of Mexico. In 2011, we signed an agreement with Clean Gulf Associates (“CGA”), a non-profit industry group, allowing, in exchange for a retainer fee, the HFRS to be named as a response resource in permit applications to federal and state agencies and making the HFRS available to certain CGA participants who executed utilization agreements with us that specified the day rates to be charged should the HFRS be deployed in connection with a well control incident. The original set of agreements expired on March 31, 2013, and we entered into a new set of substantially similar agreements effective April 1, 2013 with the operators who formed HWCG LLC, a Delaware limited liability company comprised of some of the original CGA members as well as other industry participants, to perform the same functions as CGA with respect to the HFRS. HWCG LLC recently exercised a one-year option to extend the agreement with us through March 31, 2018.
RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our consolidated results of operations.

We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics. We operate primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, with services that cover the lifecycle of an offshore oil or gas field. In addition, our Robotics operations are often contracted for the development of renewable energy projects (wind farms). As of March 31, 2015, our consolidated backlog that is supported by written agreements or contracts totaled $2.1 billion, of which $360.0 million is expected to be performed over the remainder of 2015. The substantial majority of our backlog is associated with our Well Intervention business segment. As of March 31, 2015, our well intervention backlog was $1.9 billion, including $228.9 million expected to be performed over the remainder of 2015. Our five-year contract with BP to provide well intervention services with our Q5000 semi-submersible vessel and our four-year agreements with Petrobras, both of which are scheduled to commence in 2016, represent approximately 68% of our total backlog. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, deferred, canceled and in many cases modified while in progress.

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

We define EBITDA as net income plus income taxes, depreciation and amortization expense, and net interest expense and other. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise footnoted. This means that these amounts are recorded at 100% even if we do not own 100% of all of our subsidiaries. Accordingly, to arrive at our measure of Adjusted EBITDA, when applicable, we deduct the noncontrolling interests related to the adjustment components of EBITDA and the gain or loss on disposition of assets.

Other companies may calculate their measures of EBITDA and Adjusted EBITDA differently than we do, which may limit their usefulness as comparative measures. Because EBITDA is not a financial measure calculated in accordance with U.S. GAAP, it should not be considered in isolation or as a substitute for net income attributable to common shareholders or cash flows from operations, but used as a supplement to these GAAP financial measures. The reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income applicable to common shareholders	$19,642	$53,719
Adjustments:
Net income applicable to noncontrolling interests	—	503
Income tax provision	407	20,417
Net interest expense and other	5,226	5,293
Depreciation and amortization	26,089	24,726
EBITDA	51,364	104,658
Adjustments:
Noncontrolling interests	—	(661)
Gain on disposition of assets, net	—	(11,496)
ADJUSTED EBITDA	$51,364	$92,501

Comparison of Three Months Ended March 31, 2015 and 2014

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
Net revenues —
Well Intervention	$104,051	$159,700	$(55,649)
Robotics	80,171	87,890	(7,719)
Production Facilities	18,385	23,140	(4,755)
Other	—	358	(358)
Intercompany elimination	(12,966)	(17,516)	4,550
	$189,641	$253,572	$(63,931)

Gross profit —
Well Intervention	$18,548	$52,789	$(34,241)
Robotics	12,690	13,345	(655)
Production Facilities	4,769	11,536	(6,767)
Corporate and other	(1,166)	(626)	(540)
Intercompany elimination	106	(1,198)	1,304
	$34,947	$75,846	$(40,899)

Gross margin —
Well Intervention	18%	33%
Robotics	16%	15%
Production Facilities	26%	50%
Total company	18%	30%

Number of vessels or ROV assets (1) / Utilization (2)
Well Intervention vessels	4/68%	5/91%
ROVs	59/61%	56/75%
Robotics vessels	4/86%	5/80%

(1)
Represents number of vessels or ROV assets as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party. The Seawell was excluded from the numbers for the first quarter of 2015 as it was taken out of service for the entire quarter to undergo major capital upgrades.

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014

Well Intervention	$4,946	$5,461	$(515)
Robotics	8,020	12,055	(4,035)
	$12,966	$17,516	$(4,550)

Intercompany segment profit (loss) is as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014

Well Intervention	$(86)	$(62)	$(24)
Robotics	24	1,304	(1,280)
Production Facilities	(44)	(44)	—
	$(106)	$1,198	$(1,304)

Net Revenues.  Our total net revenues decreased by 25% for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decreased revenues for the three-month period in 2015 included the adverse impact of reduced opportunities for near term work for some of our assets following the industry-wide reaction to the substantial downturn in the oil and natural gas market over the last six-to-nine months. In late 2014, two of our previously contracted projects were canceled shortly before that work was scheduled to commence. In both of these instances, we were entitled to termination fees associated with the canceled contracted work; however, the amount of such fees is substantially less than the rates we would have generated if the services were performed in accordance with the terms of the canceled contracts. One of the canceled contracts provided for a $11.6 million termination fee as compensation for the 150-day void in the Helix 534’s schedule caused by the contract cancellation. This termination fee was recognized in the first quarter of 2015 and received on April 6, 2015.

Our Well Intervention revenues decreased by 35% for the three-month period ended March 31, 2015 as compared to the same period in 2014 primarily reflecting decreased utilization of our in-service well intervention vessels and the Seawell being out of service for the entire first quarter of 2015 as it undergoes certain capital upgrades intended to extend the useful life of the vessel. We currently expect the Seawell to return to service around mid-year 2015. In the North Sea, the Skandi Constructor was idle for the majority of the first quarter of 2015 as compared to being nearly fully utilized for the same period in 2014. The Well Enhancer was essentially fully utilized for the first quarter of 2015 while the vessel was in regulatory dry dock for 24 days in the first quarter of 2014. In the Gulf of Mexico, we attempted to arrange replacement projects to fill the 150-day void in the Helix 534’s schedule caused by the above-referenced contract cancellation. We were successful in filling all but 26 days in the first quarter of 2015. The Q4000 had full utilization in both periods except for some downtime attributable to IRS system mechanical issues in January 2015. The Q4000 is currently in dry dock undergoing its regulatory inspections and is expected to return to service in mid-May 2015. In general, we have good visibility for work over the next two quarters and we expect utilization rates to improve during that time frame. However, we still have relatively few confirmed projects for the fourth quarter of 2015.

Robotics revenues decreased by 9% for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease primarily reflected lower utilization of our ROVs as some units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas market downturn. However, utilization of our chartered ROV and trencher support vessels increased reflecting full utilization of the Grand Canyon for a trenching project offshore Qatar.

Our Production Facilities revenues decreased by 21% for the three-month period ended March 31, 2015 as compared to the same period in 2014, which reflected the decrease in our variable throughput fee as a result of both the decline in oil prices and the reduced production. The reduced production was the result of the Phoenix field being shut in for the majority of March 2015 for some development activities within the field and during which time the HP I underwent required maintenance. The Phoenix field recommenced production in late March 2015.

Gross Profit.  Our total gross profit decreased by 54% for the three-month period ended March 31, 2015 as compared to the same period in 2014. The gross profit related to our Well Intervention segment decreased by 65% for the three-month period ended March 31, 2015 as compared to the same period in 2014 reflecting reduced revenues as a result of the Seawell being in dry dock and the Skandi Constructor and the Helix 534 being idle for considerable periods of time during the first quarter of 2015 due to lack of available projects.

The gross profit associated with our Robotics segment remained flat in the comparable year-over-year periods primarily reflecting increased utilization for our ROV and trencher support vessels, partially offset by decreased utilization of our ROVs and trenching assets.

The gross profit related to our Production Facilities segment decreased by 59% for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease primarily reflected the decrease in revenues associated with our variable throughput fee and increased maintenance costs incurred in March 2015 while the HP I was disconnected from the production buoy at the Phoenix field.

Gain on Disposition of Assets, Net.  The $11.5 million gain on disposition of assets for the three-month period ended March 31, 2014 primarily reflected a $10.5 million gain associated with the sale of our Ingleside spoolbase in January 2014.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $7.8 million for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily attributable to a reduction of costs associated with our variable performance-based incentive compensation programs (Note 10).

Equity in Earnings of Investments.  Equity in earnings of investments decreased by $0.7 million for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease primarily reflected lower revenues for both Deepwater Gateway and Independence Hub reflecting lower production at the fields being processed at each facility.

Net Interest Expense.  Our net interest expense decreased by $0.4 million for the three-month period ended March 31, 2015 as compared to the same period in 2014 primarily reflecting an increase in capitalized interest. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $3.7 million for the first quarter of 2015 as compared to $3.2 million for the first quarter of 2014.

Other Expense, Net.  We reported net other expense of $1.2 million for the three-month period ended March 31, 2015 as compared to $0.8 million for the same period in 2014. These amounts primarily reflected foreign exchange fluctuations in our non-U.S. dollar functional currencies. We recorded gains of $2.4 million related to foreign currency transactions during the first quarter of 2015 as compared to losses of $0.8 million during the first quarter of 2014. Also included in net other expense for the three-month period ended March 31, 2015 were losses of $3.6 million related to our foreign currency exchange contracts. Of those losses, $3.4 million was related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments and $0.2 million was related to the contract settlement amounts in excess of the ineffectiveness that was recorded for our Grand Canyon II hedges at the end of 2014.

Other Income – Oil and Gas.  Our other income – oil and gas decreased by $9.4 million for the three-month period ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily attributable to a $7.2 million insurance reimbursement in the first quarter of 2014 related to asset retirement work previously performed as well as the decrease in our overriding royalty interests. The reduction in the overriding royalty income is significantly affected by the decline in oil prices since the first quarter of 2014 as well as the shut-in of the Phoenix field for the majority of March 2015 as previously discussed.

Income Tax Provision.  Income taxes reflected expenses of $0.4 million in the three-month period ended March 31, 2015 as compared to $20.4 million in the same period last year.  The variance primarily reflected decreased profitability in the current year period. The effective tax rate of 2.0% for the three-month period ended March 31, 2015 was lower than the 27.4% effective tax rate for the same period in 2014 as a result of the earnings mix between our higher and lower tax rate jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31, 2015	December 31, 2014

Net working capital	$434,026	$468,660
Long-term debt (1)	$514,265	$523,228
Liquidity (2)	$999,025	$1,060,092

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount on the 2032 Notes. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility. Our liquidity at March 31, 2015 included cash and cash equivalents of $415.3 million and $583.7 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2014 included cash and cash equivalents of $476.5 million and $583.6 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, is as follows (in thousands):

	March 31, 2015	December 31, 2014

Term Loan (matures June 2018)	$273,750	$277,500
2032 Notes (mature March 2032) (1)	180,544	179,080
MARAD Debt (matures February 2027)	92,004	94,792
Total debt	$546,298	$551,372

(1)
These amounts are net of the unamortized debt discount of $19.5 million at March 31, 2015 and $20.9 million at December 31, 2014. The 2032 Notes will increase to their $200 million face amount through accretion of non-cash interest charges through March 15, 2018, which is the first date on which the holders of the notes may require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(2,543)	$48,837
Investing activities	$(51,145)	$(44,910)
Financing activities	$(6,005)	$(11,311)

Our current requirements for cash primarily reflect the need to fund capital expenditures for our current lines of business and to service our debt. Historically, we have funded our capital program with cash flows from operations, borrowings under credit facilities and use of project financing along with other debt and equity alternatives.

As a further response to the recent announcements regarding industry-wide reductions in capital spending, we remain even more focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we may seek to reduce, defer or cancel certain planned capital expenditures. We believe that internally generated cash flows, available borrowing capacity under our Revolving Credit Facility and the Nordea Credit Agreement will be sufficient to fund our operations over at least the next 12 months.

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Credit Agreement indebtedness) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. The Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries. As of March 31, 2015 and December 31, 2014, we were in compliance with all of our debt covenants.

A prolonged period of weak economic activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to access the full available commitment of $600 million under our Revolving Credit Facility may be impacted. Our ability to comply with these covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, such failure could lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms of the Credit Agreement, we may borrow and/or obtain letters of credit up to $600 million under our Revolving Credit Facility. Subject to lender participation, we may request that aggregate commitments with respect to the Revolving Credit Facility be increased by, or additional term loans be made of, or a combination thereof, up to $200 million. See Note 6 for additional information relating to our long-term debt, including more information regarding our Credit Agreement, including covenants and collateral.

The 2032 Notes can be converted to our common stock prior to their stated maturity upon certain triggering events specified in the Indenture governing the notes. Beginning in March 15, 2018, the holders of the 2032 Notes may require us to repurchase these notes or we may at our own option elect to repurchase them. To the extent we do not have cash on hand or long-term financing secured to cover the conversion, the 2032 Notes would be classified as current liabilities in our condensed consolidated balance sheet. No conversion triggers were met during the three-month periods ended March 31, 2015 and 2014.

Operating Cash Flows

Total cash flows from operating activities decreased by $51.4 million for the three-month period ended March 31, 2015 as compared to the same period in 2014. This decrease primarily reflected decreases in income from operations and changes in working capital.

Investing Activities

Capital expenditures have consisted principally of the purchase or construction of dynamically positioned vessels, improvements and modifications to existing assets, and investments in our production facilities. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Capital expenditures:
Well Intervention	$(45,797)	$(32,841)
Robotics	(5,827)	(5,767)
Production Facilities	—	(5)
Other	(900)	622
Distributions from equity investments, net (1)	1,379	2,092
Proceeds from sale of assets (2)	—	11,074
Acquisition of noncontrolling interests (3)	—	(20,085)
Net cash used in investing activities	$(51,145)	$(44,910)

(1)
Distributions from equity investments are net of undistributed equity earnings from our equity investments. Gross distributions from our equity investments for the three-month periods ended March 31, 2015 and 2014 were $1.4 million and $2.8 million, respectively (Note 5).

(2)	Primarily reflects cash received from the sale of our Ingleside spoolbase in January 2014.

(3)	Relates to the acquisition in February 2014 of our former minority partner’s noncontrolling interests in the entity that owns the HP I.

Capital expenditures associated with our business primarily include payments associated with the construction of our Q5000 and Q7000 vessels (see below), payments in connection with the Seawell refit activities in 2015 and the upgrades and modifications of the Helix 534 in 2014, the investment in the topside well intervention equipment for the two newbuild monohull vessels that we expect to charter to perform our agreements with Petrobras (see below), and the acquisition of additional ROVs and trenchers for our robotics business.

In March 2012, we executed a contract with a shipyard in Singapore for the construction of a newbuild semi-submersible well intervention vessel, the Q5000. This $386.5 million shipyard contract represents the majority of the expected costs associated with the construction of the Q5000. Pursuant to the terms of this contract, payments are made in a fixed percentage of the contract price, together with any variations, on contractually scheduled dates. At March 31, 2015, our total investment in the Q5000 was $359.2 million, including $289.4 million of scheduled payments made to the shipyard. We plan to incur costs of approximately $142 million on the Q5000 over the remainder of 2015, including the last remaining shipyard milestone payment of $97.1 million. The vessel is expected to be delivered in the second quarter of 2015 and will subsequently transit to the Gulf of Mexico. The Q5000 will commence its five-year charter contract with BP on April 1, 2016 but may work for other industry participants prior to that date. In September 2014, we entered into the Nordea Credit Agreement to partially finance the construction of the Q5000 and other future capital projects (Note 6). The Nordea Term Loan will be funded at or near the time of the delivery of the Q5000.

In September 2013, we executed a second contract with the same shipyard in Singapore that is currently constructing the Q5000. This contract provides for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which will be built to North Sea standards. This $346.0 million million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the current terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% will be paid upon the delivery of the vessel. We are in discussions with the shipyard to slow down the construction of the Q7000 and delay delivery of this vessel until 2017. At March 31, 2015, our total investment in the Q7000 was $98.4 million, including $69.2 million paid to the shipyard upon signing the contract. We plan to incur approximately $36 million of costs related to the construction of the Q7000 over the remainder of 2015.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, both of which are expected to be in service for Petrobras in 2016. Our total investment in the topside equipment for both vessels is expected to be approximately $260 million. We have invested $61.5 million as of March 31, 2015 and plan to invest approximately $36 million in the topside equipment over the remainder of 2015.

Outlook

We anticipate that our capital expenditures for 2015 will total approximately $360 million. This estimate may change based on various economic factors and/or the existence of additional investment opportunities. However, we may reduce the level of our planned future capital expenditures given any prolonged economic downturn. We believe that our cash on hand, internally generated cash flows, and availability under our credit facility will provide the capital necessary to continue funding our 2015 initiatives.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of March 31, 2015 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2032 Notes (2)	$200,000	$—	$—	$—	$200,000
Term Loan (3)	273,750	26,250	60,000	187,500	—
MARAD debt	92,004	5,783	12,447	13,720	60,054
Interest related to debt (4)	173,890	22,503	40,784	21,667	88,936
Property and equipment (5)	496,015	204,961	291,054	—	—
Operating leases (6)	1,001,250	138,770	322,802	253,187	286,491
Total cash obligations	$2,236,909	$398,267	$727,087	$476,074	$635,481

(1)
Excludes unsecured letters of credit outstanding at March 31, 2015 totaling $16.3 million. These letters of credit support various obligations, such as contractual obligations, customs duties, contract bidding and insurance activities.

(2)
Notes mature in 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $32.53 per share). At March 31, 2015, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(3)	Amount reflects borrowings made in July 2013. The Term Loan will mature on June 19, 2018.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2015 for variable rate debt.

(5)
Primarily reflects the costs associated with our well intervention assets currently under construction, including our new semi-submersible well intervention vessels, the Q5000 and the Q7000, and the topside equipment for the two newbuild monohull vessels that we plan to charter (Note 12).

(6)
Operating leases include vessel charters and facility leases. At March 31, 2015, our vessel charter commitments totaled approximately $1.0 billion, including three vessels that will not be delivered to us until 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements and related footnotes in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. For additional information regarding our critical accounting policies and estimates, please read our “Critical Accounting Policies and Estimates” as disclosed in our 2014 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to market risk in two areas: interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of March 31, 2015, $273.8 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, increasing our interest expense and related cash outlay. To reduce the impact of this market risk, in September 2013, we entered into interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan debt. These swap contracts, which are settled monthly, began in October 2013 and extend through October 2016. The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.3 million in interest expense for the three-month period ended March 31, 2015.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to our North Sea operations). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three-month period ended March 31, 2015, we recognized gains of $2.4 million related to foreign currency transactions in “Other expense, net” in our condensed consolidated statement of operations.

We also entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. These contracts currently qualify for hedge accounting treatment. For the three-month period ended March 31, 2015, we recorded losses totaling $3.6 million as a component of “Other expense, net” in our condensed consolidated statement of operations. Of those losses, $3.4 million was related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments and $0.2 million was related to the contract settlement amounts in excess of the ineffectiveness that was recorded for our Grand Canyon II hedges at the end of 2014.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
January 1 to January 31, 2015	45,928	$21.67	—	423,042
February 1 to February 28, 2015	—	—	—	425,706
March 1 to March 31, 2015	—	—	—	425,706
	45,928	$21.67	—

(1)	Includes shares delivered to the Company by employees in satisfaction of minimum withholding taxes upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board of Directors and to certain employees, including shares issued to our employees under the ESPP (Note 10), increases the amount of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 10 to our 2014 Form 10-K.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index on Page 40 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	April 22, 2015	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	April 22, 2015	By:	/s/ Anthony Tripodo
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