Form 10-Q
period 2015-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2015-10-21
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 16, 2015, 106,137,010 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$468,936	$476,492
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $7,775 and $4,735, respectively	114,285	104,724
Unbilled revenue	31,870	28,542
Costs in excess of billing	774	2,034
Current deferred tax assets	36,059	31,180
Other current assets	44,500	51,301
Total current assets	696,424	694,273
Property and equipment	2,515,691	2,241,444
Less accumulated depreciation	(581,368)	(506,060)
Property and equipment, net	1,934,323	1,735,384
Other assets:
Equity investments	143,481	149,623
Goodwill	61,648	62,146
Other assets, net	72,124	59,272
Total assets	$2,908,000	$2,700,698
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,781	$83,403
Accrued liabilities	78,718	104,923
Income tax payable	—	9,143
Current maturities of long-term debt	71,640	28,144
Total current liabilities	226,139	225,613
Long-term debt	704,568	523,228
Deferred tax liabilities	257,596	260,275
Other non-current liabilities	46,412	38,108
Total liabilities	1,234,715	1,047,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 106,116 and 105,586 shares issued, respectively	944,718	934,447
Retained earnings	808,166	781,279
Accumulated other comprehensive loss	(79,599)	(62,252)
Total shareholders’ equity	1,673,285	1,653,474
Total liabilities and shareholders’ equity	$2,908,000	$2,700,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2015	2014

Net revenues	$182,462	$340,837
Cost of sales	150,493	214,590
Gross profit	31,969	126,247
Selling, general and administrative expenses	(13,597)	(19,916)
Income from operations	18,372	106,331
Equity in earnings (losses) of investments	(251)	508
Net interest expense	(8,713)	(3,856)
Other income (expense), net	(5)	598
Other income – oil and gas	571	1,837
Income before income taxes	9,974	105,418
Income tax provision	94	29,832
Net income applicable to common shareholders	$9,880	$75,586

Earnings per share of common stock:
Basic	$0.09	$0.72
Diluted	$0.09	$0.71

Weighted average common shares outstanding:
Basic	105,438	104,997
Diluted	105,438	105,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2015	2014

Net revenues	$538,119	$899,996
Cost of sales	446,995	588,765
Gross profit	91,124	311,231
Gain on disposition of assets, net	—	10,418
Selling, general and administrative expenses	(42,750)	(69,614)
Income from operations	48,374	252,035
Equity in earnings (losses) of investments	(553)	709
Net interest expense	(18,018)	(12,856)
Other expense, net	(6,197)	(229)
Other income – oil and gas	4,396	15,709
Income before income taxes	28,002	255,368
Income tax provision	1,115	67,778
Net income, including noncontrolling interests	26,887	187,590
Less net income applicable to noncontrolling interests	—	(503)
Net income applicable to common shareholders	$26,887	$187,087

Earnings per share of common stock:
Basic	$0.25	$1.77
Diluted	$0.25	$1.77

Weighted average common shares outstanding:
Basic	105,362	105,038
Diluted	105,362	105,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2015	2014

Net income applicable to common shareholders	$9,880	$75,586
Other comprehensive loss, net of tax:
Unrealized loss on hedges arising during the period	(14,779)	(9,209)
Reclassification adjustments for loss included in net income	4,255	812
Income taxes on unrealized loss on hedges	3,772	2,939
Unrealized loss on hedges, net of tax	(6,752)	(5,458)
Foreign currency translation loss	(10,383)	(15,706)
Other comprehensive loss, net of tax	(17,135)	(21,164)
Comprehensive income (loss) applicable to common shareholders	$(7,255)	$54,422

	Nine Months Ended September 30,
	2015	2014

Net income, including noncontrolling interests	$26,887	$187,590
Other comprehensive loss, net of tax:
Unrealized loss on hedges arising during the period	(23,144)	(9,283)
Reclassification adjustments for loss included in net income	9,186	2,080
Income taxes on unrealized loss on hedges	4,974	2,521
Unrealized loss on hedges, net of tax	(8,984)	(4,682)
Foreign currency translation loss	(8,363)	(7,428)
Other comprehensive loss, net of tax	(17,347)	(12,110)
Comprehensive income	9,540	175,480
Less comprehensive income applicable to noncontrolling interests	—	(503)
Comprehensive income applicable to common shareholders	$9,540	$174,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income, including noncontrolling interests	$26,887	$187,590
Adjustments to reconcile net income, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	86,333	81,274
Amortization of deferred financing costs	4,117	3,653
Stock-based compensation expense	7,941	5,711
Amortization of debt discount	4,409	4,149
Deferred income taxes	(2,403)	24,728
Excess tax from stock-based compensation	98	(120)
Gain on disposition of assets, net	—	(10,418)
Unrealized loss and ineffectiveness on derivative contracts, net	2,222	69
Changes in operating assets and liabilities:
Accounts receivable, net	(13,326)	(16,496)
Other current assets	6,610	(19,388)
Income tax payable, net of income tax receivable	(12,152)	25,440
Accounts payable and accrued liabilities	(52,045)	25,127
Other noncurrent, net	(19,164)	(9,758)
Net cash provided by operating activities	39,527	301,561

Cash flows from investing activities:
Capital expenditures	(280,523)	(204,528)
Distributions from equity investments, net	5,853	5,041
Proceeds from sale of assets	7,500	11,074
Acquisition of noncontrolling interests	—	(20,085)
Net cash used in investing activities	(267,170)	(208,498)

Cash flows from financing activities:
Proceeds from Nordea Q5000 Loan	250,000	—
Repayment of Nordea Q5000 Loan	(8,929)	—
Repayment of Term Loan	(15,000)	(11,250)
Repayment of MARAD Debt	(5,644)	(5,376)
Deferred financing costs	(1,611)	(3,143)
Distributions to noncontrolling interests	—	(1,018)
Repurchases of common stock	(1,056)	(8,538)
Excess tax from stock-based compensation	(98)	120
Proceeds from issuance of ESPP shares	3,484	3,223
Net cash provided by (used in) financing activities	221,146	(25,982)

Effect of exchange rate changes on cash and cash equivalents	(1,059)	1,248
Net increase (decrease) in cash and cash equivalents	(7,556)	68,329
Cash and cash equivalents:
Balance, beginning of year	476,492	478,200
Balance, end of period	$468,936	$546,529
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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. The operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our balance sheet as of December 31, 2014 included herein has been derived from the audited balance sheet as of December 31, 2014 included in our 2014 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. Our operating results for the nine-month period ended September 30, 2015 included an out-of-period adjustment to correct an error related to a well intervention project performed in 2014 in which our revenues included certain income tax withholding payments made on our behalf and which now will have to be refunded to the counterparty. This adjustment affects our 2015 operating results by reducing our net revenues by $2.5 million and increasing our net loss by $1.7 million. The amounts were not deemed material with respect to prior year or the anticipated results and the trend of earnings for fiscal year 2015.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a single five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revenue standard was originally effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to December 15, 2017. Adoption as of the original effective date is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating which transition approach to use and the potential impact the adoption of this standard may have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU requires inventory that is measured using first-in, first-out or average cost method to be recorded at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. We do not expect this guidance to materially affect our consolidated financial statements.
Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics. We provide services primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and expect to expand our operations offshore Brazil. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 11).

Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the Gulf of Mexico and North Sea regions. Our Well Intervention segment also includes intervention riser systems (“IRSs”) that may be available on a rental basis. Our well intervention vessels include the Q4000, the Helix 534, the Seawell, the Well Enhancer and the Skandi Constructor, which is a chartered vessel. Our well intervention fleet also includes the Q5000, a newbuild semi-submersible well intervention vessel that was delivered to us at the end of April 2015 and is currently working for a client in the Gulf of Mexico. We are currently constructing another well intervention vessel, the Q7000. We have also contracted to charter two newbuild monohull vessels, to be used in connection with our contracts to provide well intervention services offshore Brazil.

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

Note 3 — Details of Certain Accounts

Other current assets and other assets, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Note receivable (1)	$10,000	$17,500
Other receivables	597	423
Prepaid insurance	7,968	6,582
Other prepaids	9,295	15,541
Spare parts inventory	5,022	1,857
Income tax receivable	3,477	—
Value added tax receivable	8,060	9,326
Other	81	72
Total other current assets	$44,500	$51,301

	September 30, 2015	December 31, 2014

Note receivable (1)	$10,000	$10,000
Deferred dry dock expenses, net	27,207	11,631
Deferred financing costs, net (Note 6)	21,182	23,399
Intangible assets with finite lives, net	736	696
Charter fee deposit (Note 12)	12,544	12,544
Other	455	1,002
Total other assets, net	$72,124	$59,272

(1)
Relates to the remaining balance of the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014. The balance at December 31, 2014 included $7.5 million, which was paid in January 2015. Interest on the note is payable quarterly at a rate of 6% per annum. Under the terms of the note, the remaining $20 million principal balance is required to be paid with a $10 million payment on December 31, 2015 and December 31, 2016.

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Accrued payroll and related benefits	$19,598	$61,246
Current asset retirement obligations	553	575
Unearned revenue	17,879	11,461
Accrued interest	2,086	4,221
Derivative liability (Note 14)	22,790	13,222
Taxes payable excluding income tax payable	7,229	6,236
Other	8,583	7,962
Total accrued liabilities	$78,718	$104,923

Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2015	2014

Interest paid, net of interest capitalized	$11,823	$11,671
Income taxes paid	$16,008	$53,390

Our non-cash investing activities include accruals for property and equipment capital expenditures. These non-cash investing accruals totaled $20.4 million and $14.1 million as of September 30, 2015 and December 31, 2014, respectively. Additionally, our investing activities for the nine-month period ended September 30, 2014 included a $30 million non-cash transaction related to the promissory note we received in connection with the sale of our Ingleside spoolbase in January 2014 (Note 3).
Note 5 — Equity Investments

As of September 30, 2015, we had two investments that we account for using the equity method of accounting: Deepwater Gateway and Independence Hub, both of which are included in our Production Facilities segment.

Deepwater Gateway, L.L.C.  In June 2002, we, along with Enterprise Products Partners L.P. (“Enterprise”), formed Deepwater Gateway, each with a 50% interest, to design, construct, install, own and operate a tension leg platform production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field in the Deepwater Gulf of Mexico. Our investment in Deepwater Gateway totaled $77.5 million and $80.9 million as of September 30, 2015 and December 31, 2014, respectively (including net capitalized interest of $1.2 million at September 30, 2015 and December 31, 2014, respectively).

Independence Hub, LLC.  In December 2004, we acquired a 20% interest in Independence Hub, then an affiliate of Enterprise. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. Our investment in Independence Hub was $66.0 million and $68.8 million as of September 30, 2015 and December 31, 2014, respectively (including capitalized interest of $3.7 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively).

In July 2015, Enterprise sold its offshore Gulf of Mexico pipelines and services business to Genesis Energy, L.P. for approximately $1.5 billion. Enterprise’s ownership interests in both Deepwater Gateway and Independence Hub were included in the sale.

We received the following distributions from our equity method investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Deepwater Gateway	$1,200	$500	$3,900	$4,250
Independence Hub	560	200	1,400	1,500
Total	$1,760	$700	$5,300	$5,750

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2015 are as follows (in thousands):

	Term Loan	Nordea Q5000 Loan	MARAD Debt	2032 Notes (1)	Total

Less than one year	$30,000	$35,714	$5,926	$—	$71,640
One to two years	30,000	35,715	6,222	—	71,937
Two to three years	202,500	35,714	6,532	—	244,746
Three to four years	—	35,714	6,858	—	42,572
Four to five years	—	98,214	7,200	—	105,414
Over five years	—	—	56,410	200,000	256,410
Total debt	262,500	241,071	89,148	200,000	792,719
Current maturities	(30,000)	(35,714)	(5,926)	—	(71,640)
Long-term debt, less current maturities	232,500	205,357	83,222	200,000	721,079
Unamortized debt discount (2)	—	—	—	(16,511)	(16,511)
Long-term debt	$232,500	$205,357	$83,222	$183,489	$704,568

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

Below is a summary of certain components of our indebtedness:

Credit Agreement

In June 2013, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders pursuant to which we borrowed $300 million under the Credit Agreement’s term loan (the “Term Loan”) and, subject to the terms of the Credit Agreement, may borrow additional amounts (the “Revolving Loans”) and/or obtain letters of credit under a revolving credit facility (the “Revolving Credit Facility”) up to $600 million. Subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may obtain an increase of up to $200 million in aggregate commitments with respect to the Revolving Credit Facility, additional term loans or a combination thereof. At September 30, 2015, we had no borrowings under the $600 million Revolving Credit Facility and our available borrowing capacity under that facility, based on the leverage ratio covenant, totaled $243.4 million, net of $17.5 million of letters of credit issued.

The Term Loan and the Revolving Loans (together, the “Loans”) bear interest, at our election, in relation to either the base rate established by Bank of America N.A. or to a LIBOR rate, provided that all Swing Line Loans (as defined in the Credit Agreement) will be base rate loans.

The Loans or portions thereof bearing interest at the base rate currently bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.00% to 3.00%. The Loans or portions thereof bearing interest at a LIBOR rate currently bear interest at the LIBOR rate selected by us plus a margin ranging from 2.00% to 4.00%. A letter of credit fee is payable by us equal to our applicable margin for LIBOR rate Loans multiplied by the daily amount available to be drawn under outstanding letters of credit. Margins on the Loans will vary in relation to the consolidated coverage ratio, as provided by the Credit Agreement. We currently also pay a fixed commitment fee of 0.50% on the unused portion of our Revolving Credit Facility. The Term Loan currently bears interest at the one-month LIBOR rate plus 2.50%. In September 2013, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on $148.1 million of our borrowings under the Term Loan. The fixed LIBOR rates are between 74 and 75 basis points.

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

The Credit Agreement and the other documents entered into in connection with the Credit Agreement (together, the “Loan Documents”) include terms and conditions, including covenants, which we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and incur capital expenditures. In addition, the Credit Agreement obligates us to meet certain financial ratios, including the Consolidated Interest Coverage Ratio and the Consolidated Leverage Ratio (as defined in the Credit Agreement). In May 2015, we amended the Credit Agreement to revise the maximum permitted Consolidated Leverage Ratio as follows: 4.00 to 1.00 for the second quarter of 2015, 4.50 to 1.00 for the third quarter of 2015 through the fourth quarter of 2016, 4.00 to 1.00 for the first quarter of 2017, and 3.50 to 1.00 for the second quarter of 2017 and thereafter. Prior to the amendment, the leverage ratio was 3.50 to 1.00, which applied to all periods after January 1, 2014.

We have designated five of our foreign subsidiaries, and may designate any newly established foreign subsidiaries, as subsidiaries that are not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”), provided we meet certain liquidity requirements, in which case EBITDA (net of cash distributions to the parent) of the Unrestricted Subsidiaries is not included in the calculations with respect to our financial covenants. Our obligations under the Credit Agreement are guaranteed by our wholly owned domestic subsidiaries (except Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited, a wholly owned Scottish subsidiary. Our obligations under the Credit Agreement, and of the guarantors under their guaranty, are secured by most of our assets of the parent and our wholly owned domestic subsidiaries (except Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited, plus pledges of up to two-thirds of the shares of certain foreign subsidiaries.

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

In connection with the issuance of the 2032 Notes, we recorded a discount of $35.4 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2032 Notes as of the date of their issuance (March 12, 2012) using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of issuance and an expected life of 6.0 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. We recorded $22.5 million related to the carrying amount of the equity component of the 2032 Notes.

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

Nordea Credit Agreement

In September 2014, a wholly owned subsidiary incorporated in Luxembourg, Helix Q5000 Holdings S.à r.l. (“Q5000 Holdings”), entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) in an amount of up to $250 million. The Nordea Q5000 Loan was funded in the amount of $250 million at the end of April 2015 at the time the Q5000 vessel was delivered. The parent company of Q5000 Holdings, Helix Vessel Finance S.à r.l., also a wholly owned Luxembourg subsidiary, guaranteed the Nordea Q5000 Loan. The loan is secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is nonrecourse to Helix.

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%, with an undrawn fee of 0.875% prior to funding on April 30, 2015. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled principal installments of $8.9 million, payable quarterly, with a balloon payment of $80.4 million at maturity. Q5000 Holdings may elect to prepay amounts outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Installment amounts are subject to adjustment for any prepayments on this debt. In certain circumstances, Q5000 Holdings will be required to prepay the loan. In June 2015, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on $187.5 million of our borrowings under the Nordea Q5000 Loan. The fixed LIBOR rates are between 149 and 152 basis points.

The Nordea Credit Agreement and related loan documents include terms and conditions, including covenants, that are considered customary for this type of transaction. The covenants include restrictions on Q5000 Holdings’s ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, and pay dividends. In addition, the Nordea Credit Agreement obligates Q5000 Holdings to meet certain minimum financial requirements, including liquidity, consolidated debt service coverage and collateral maintenance. As of September 30, 2015, Q5000 Holdings was in compliance with these covenants.

Other

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2015, we were in compliance with these covenants.

Unamortized deferred financing costs are included in “Other assets, net” in the accompanying condensed consolidated balance sheets and are amortized over the life of the respective debt agreements. The following table reflects the components of our deferred financing costs (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Term Loan (matures June 2018)	$3,638	$(1,637)	$2,001	$3,638	$(1,091)	$2,547
Revolving Credit Facility (matures June 2018)	14,787	(6,137)	8,650	13,275	(3,982)	9,293
2032 Notes (mature March 2032)	3,759	(2,224)	1,535	3,759	(1,763)	1,996
MARAD Debt (matures February 2027)	12,200	(6,589)	5,611	12,200	(6,223)	5,977
Nordea Q5000 Loan (matures April 2020)	3,685	(300)	3,385	3,586	—	3,586
Total deferred financing costs	$38,069	$(16,887)	$21,182	$36,458	$(13,059)	$23,399

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest expense	$10,897	$8,952	$29,057	$24,474
Interest income	(470)	(2,741)	(1,577)	(4,113)
Capitalized interest	(1,714)	(2,355)	(9,462)	(7,505)
Net interest expense	$8,713	$3,856	$18,018	$12,856
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

The effective tax rates for the three- and nine-month periods ended September 30, 2015 were 0.9% and 4.0%, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2014 were 28.3% and 26.5%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Income taxes have been provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign provision	(35.3)	(7.2)	(32.9)	(7.8)
Other	1.2	0.5	1.9	(0.7)
Effective rate	0.9%	28.3%	4.0%	26.5%
Note 8 — Accumulated Other Comprehensive Income (Loss) (“OCI”)

The components of Accumulated OCI are as follows (in thousands):

	September 30, 2015	December 31, 2014

Cumulative foreign currency translation adjustment	$(38,524)	$(30,161)
Unrealized loss on hedges, net (1)	(41,075)	(32,091)
Accumulated other comprehensive loss	$(79,599)	$(62,252)

(1)
Amounts relate to foreign currency hedges for the Grand Canyon, the Grand Canyon II and the Grand Canyon III charters as well as interest rate swap contracts for the Term Loan and the Nordea Q5000 Loan, and are net of deferred income taxes totaling $22.3 million at September 30, 2015 and $17.3 million at December 31, 2014 (Note 14).

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

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Income	Shares	Income	Shares
Basic:
Net income applicable to common shareholders	$9,880		$75,586
Less: Undistributed income allocated to participating securities	(52)		(392)
Undistributed income allocated to common shares	$9,828	105,438	$75,194	104,997

Diluted:
Undistributed income allocated to common shares	$9,828	105,438	$75,194	104,997
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	341
Undistributed income reallocated to participating securities	—	—	1	—
Net income applicable to common shareholders	$9,828	105,438	$75,195	105,338

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Income	Shares	Income	Shares
Basic:
Net income applicable to common shareholders	$26,887		$187,087
Less undistributed income allocated to participating securities	(149)		(980)
Undistributed income allocated to common shares	$26,738	105,362	$186,107	105,038

Diluted:
Undistributed income allocated to common shares	$26,738	105,362	$186,107	105,038
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	336
Undistributed income reallocated to participating securities	—	—	3	—
Net income applicable to common shareholders	$26,738	105,362	$186,110	105,374

Approximately 8.0 million of potentially dilutive shares related to the 2032 Notes were excluded from the diluted EPS calculation for the three- and nine-month periods ended September 30, 2015 and 2014 because we have the right, intention and ability to settle any such future conversions in cash (Note 6).
Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plan

As of September 30, 2015, there were 6.2 million shares of our common stock available for issuance under our active long-term incentive stock-based plan, the 2005 Long-Term Incentive Plan, as amended and restated effective May 9, 2012 (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2015, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 2, 2015 (1)	289,163	$21.70	33% per year over three years
January 2, 2015 (2)	289,163	$25.06	100% on January 1, 2018
January 5, 2015 (3)	3,946	$21.66	100% on January 1, 2017
January 12, 2015 (1)	3,866	$19.40	33% per year over three years
January 12, 2015 (2)	3,866	$25.06	100% on January 11, 2018
February 1, 2015 (1)	2,664	$18.77	33% per year over three years
February 1, 2015 (2)	2,664	$25.06	100% on January 31, 2018
April 1, 2015 (3)	6,476	$14.96	100% on January 1, 2017
July 1, 2015 (3)	6,631	$12.63	100% on January 1, 2017

(1)	Reflects the grant of restricted stock to our executive officers and selected management employees.

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

Compensation cost for restricted stock is recognized over its vesting period on a straight-line basis. For the three- and nine-month periods ended September 30, 2015, $1.5 million and $4.4 million, respectively, were recognized as stock-based compensation expense related to restricted stock. For the three- and nine-month periods ended September 30, 2014, $1.1 million and $3.6 million, respectively, were recognized as stock-based compensation expense related to restricted stock and restricted stock units.

The estimated fair value of the PSUs on grant date was determined using a Monte Carlo simulation model. Until December 2014, the PSUs were being treated as an equity award. Accordingly, compensation expense associated with the PSUs was fixed, as represented by the number of PSUs multiplied by their respective grant date fair value, and the fixed amount was amortized on a straight-line basis over the three-year vesting period. In connection with the vesting of the 2012 PSU awards that occurred in January 2015, the decision was made by the Compensation Committee of our Board of Directors to settle these PSUs with a cash payment of $4.5 million (rather than an equivalent number of shares of our common stock, which was the default provision of the PSU awards). Accordingly, PSUs are now accounted for as a liability plan and changes in fair value of the awards are recognized in earnings. To the extent the recognized fair value of the modified liability awards is less than the recognized compensation cost associated with the grant date fair value of the original equity awards, the higher amount is recorded in stock-based compensation expense. The amount of cumulative compensation expense recognized in excess of the fair value of the modified liability awards is recorded in equity. For the three-month period ended September 30, 2015, $0.6 million was recognized as stock-based compensation expense related to PSUs. For the nine-month period ended September 30, 2015, we recorded a net reduction of $0.3 million of previously recognized compensation cost to reflect the estimated fair value of unvested PSUs as of September 30, 2015. For the three- and nine-month periods ended September 30, 2014, $0.6 million and $1.6 million, respectively, were recognized as stock-based compensation expense related to PSUs. The liability balance for the PSU awards was $0.3 million at September 30, 2015 and $7.9 million at December 31, 2014.

Long-Term Incentive Cash Plans

We have certain long-term incentive cash plans (the “LTI Cash Plans”) that provide long-term cash-based compensation to eligible employees. Cash awards historically have been both fixed sum amounts payable (for non-executive management only) as well as cash awards indexed to our common stock with the payment amount at each vesting date fluctuating based on the performance of our common stock (for both executive and non-executive management). Payment amounts under these awards are calculated based on the ratio of the average stock price during the applicable measurement period over the original base price determined by the Compensation Committee of our Board of Directors at the time of the award. Cash payments under these awards are made each year during the vesting period on the anniversary date of the award. Cash awards granted since 2012 have a vesting period of three years while those granted prior to 2012 have a vesting period of five years. The LTI Cash Plans are considered liability plans and as such are re-measured to fair value each reporting period with corresponding changes in the liability amount being reflected in our results of operations.

The cash awards granted under the LTI Cash Plans to our executive officers and selected management employees totaled $8.9 million in 2014. No long-term incentive cash awards were granted in 2015. For the three- and nine-month periods ended September 30, 2015, we recorded reductions of $1.2 million and $3.7 million, respectively, of previously recognized compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans, reflecting the effect the decrease in our stock price since December 31, 2014 had on the value of our liability plan. For the nine-month period ended September 30, 2014, total compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans was $5.4 million. Overall, compensation expense recorded for the three-month period ended September 30, 2014 was immaterial reflecting the effect the decrease in our stock price at the end of September 30, 2014 had on the value of our liability plan. The liability balance for the cash awards issued under the LTI Cash Plans was $0.1 million at September 30, 2015 and $12.8 million at December 31, 2014.

Employee Stock Purchase Plan

We also have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.9 million shares were available for issuance as of September 30, 2015. The total value of the ESPP awards is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock. Share-based compensation expense with respect to the ESPP was $0.3 million and $0.9 million, respectively, for the three- and nine-month periods ended September 30, 2015. For the three- and nine-month periods ended September 30, 2014, share-based compensation expense with respect to the ESPP was $0.3 million and $0.7 million, respectively.

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

We evaluate our performance primarily based on operating income of each reportable segment. Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues —
Well Intervention	$94,895	$205,139	$284,621	$546,057
Robotics	83,310	131,707	238,582	339,301
Production Facilities	19,133	24,184	57,811	71,373
Other	—	—	—	358
Intercompany elimination	(14,876)	(20,193)	(42,895)	(57,093)
Total	$182,462	$340,837	$538,119	$899,996

Income (loss) from operations —
Well Intervention	$6,233	$80,789	$25,162	$194,297
Robotics	14,329	28,397	28,089	60,415
Production Facilities	6,938	11,284	19,960	33,127
Corporate and other	(8,965)	(14,242)	(24,581)	(34,754)
Intercompany elimination	(163)	103	(256)	(1,050)
Total	$18,372	$106,331	$48,374	$252,035

Equity in earnings (losses) of investments	$(251)	$508	$(553)	$709

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Well Intervention	$7,324	$8,635	$18,687	$22,052
Robotics	7,552	11,558	24,208	35,041
Total	$14,876	$20,193	$42,895	$57,093

The following table reflects total assets by reportable segment (in thousands):

	September 30, 2015	December 31, 2014

Well Intervention	$1,757,962	$1,470,349
Robotics	295,617	299,701
Production Facilities	437,839	459,427
Corporate and other	416,582	471,221
Total	$2,908,000	$2,700,698

Note 12 — Commitments and Contingencies and Other Matters

Commitments

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

In September 2013, we executed a second contract with the same shipyard in Singapore that constructed the Q5000. This contract is for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is to be built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% was to be paid upon the delivery of the vessel. Pursuant to an amendment we entered into with the shipyard in June 2015, the remaining 80% will now be paid in two installments, with 20% in June 2016 and 60% upon the delivery of the vessel. We agreed to pay the shipyard incremental costs of up to $14.5 million to extend the scheduled delivery of the Q7000 from mid-2016 to July 30, 2017. These costs are capitalizable as they are incurred during the construction of the vessel. We paid $7.3 million of these costs in July 2015 and the remaining costs will be paid upon the delivery of the vessel. At September 30, 2015, our total investment in the Q7000 was $108.9 million, including the $69.2 million paid to the shipyard upon signing the contract.

In February 2014, we entered into agreements with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, the first of which is expected to be in service for Petrobras in 2016 and the second in late 2016 or early 2017. At September 30, 2015, our total investment in the topside equipment for the two vessels was $99.9 million. In November 2014, we paid a charter fee deposit of $12.5 million, which will be used to reduce our future charter payments.

In September 2015, we extended the charter of the Skandi Constructor through April 1, 2017 at reduced rates to be effective October 15, 2015.

Contingencies and Claims

We believe that there are currently no contingencies which would have a material effect on our financial position, results of operations or cash flows.

Litigation

On July 31, 2015, a purported stockholder, Parviz Izadjoo, filed a class action lawsuit styled Parviz Izadjoo v. Owen Kratz and Helix Energy Solutions Group, Inc. against the Company and Mr. Owen Kratz, our Chief Executive Officer, in the United States District Court for the Southern District of Texas on behalf of a putative class of all purchasers of shares of our common stock between October 21, 2014, and July 21, 2015, inclusive. The lawsuit asserts violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 as to both us and Mr. Kratz, and Section 20(a) of the Exchange Act against Mr. Kratz based on alleged misrepresentations and omissions in SEC filings and other public disclosures regarding projections for 2015 dry docks of two of the Company’s vessels working in the Gulf of Mexico, which allegedly caused the price at which putative class members bought stock during the proposed class period to be artificially inflated. The complaint seeks, among other relief, undisclosed damages. The deadline to apply for appointment as lead plaintiff was September 29, 2015. A lead plaintiff has not yet been appointed in this case. The Court has set an initial conference on November 16, 2015. We believe this lawsuit to be without merit and intend to vigorously defend against it.

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

	Fair Value Measurements at September 30, 2015 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Liabilities:
Foreign exchange contracts	$—	$62,379	$—	$62,379	(c)
Interest rate swaps	—	3,171	—	3,171	(c)
Total liability	$—	$65,550	$—	$65,550

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Interest rate swaps	$—	$369	$—	$369	(c)

Liabilities:
Foreign exchange contracts	—	50,428	—	50,428	(c)
Interest rate swaps	—	561	—	561	(c)
Total net liability	$—	$50,620	$—	$50,620

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

The fair value of our long-term debt is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value (2)	Carrying Value	Fair Value (2)

Term Loan (matures June 2018)	$262,500	$259,547	$277,500	$270,563
Nordea Q5000 Loan (matures April 2020)	241,071	236,852	—	—
MARAD Debt (matures February 2027)	89,148	98,036	94,792	104,830
2032 Notes (mature March 2032) (1)	200,000	166,250	200,000	222,900
Total debt	$792,719	$760,685	$572,292	$598,293

(1)	Carrying amount excludes the related unamortized debt discount of $16.5 million at September 30, 2015 and $20.9 million at December 31, 2014.

(2)
The estimated fair value of the 2032 Notes was determined using Level 1 inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In September 2013, we entered into various interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan borrowings (Note 6). These contracts, which are settled monthly, began in October 2013 and extend through October 2016. Additionally, in June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan borrowings (Note 6). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for hedge accounting treatment. Changes in the fair value of interest rate swaps are deferred to the extent the swaps are effective. These changes are recorded as a component of Accumulated OCI until the anticipated interest is recognized as interest expense. The ineffective portion of the interest rate swaps, if any, is recognized immediately in earnings within the line titled “Net interest expense.” The amount of ineffectiveness associated with our interest rate swap contracts was immaterial for all periods presented.

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

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the fair value and balance sheet classification of our derivative instruments that were designated as hedging instruments (in thousands):

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Interest rate swaps	Other assets, net	$—	Other assets, net	$369
		$—		$369

Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$20,443	Accrued liabilities	$12,661
Interest rate swaps	Accrued liabilities	2,347	Accrued liabilities	561
Foreign exchange contracts	Other non-current liabilities	41,936	Other non-current liabilities	37,767
Interest rate swaps	Other non-current liabilities	824	Other non-current liabilities	—
		$65,550		$50,989

For the three- and nine-month periods ended September 30, 2015, we recorded losses of $0.4 million and $3.6 million, respectively, in “Other expense, net” in the accompanying condensed consolidated statement of operations related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments as a result of the deferral of the vessel’s delivery until February 2016. Ineffectiveness associated with our cash flow hedges was immaterial for the three- and nine-month periods ended September 30, 2014. The following tables present the impact that derivative instruments designated as cash flow hedges had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of September 30, 2015, $13.4 million of losses in Accumulated OCI associated with our derivatives is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Foreign exchange contracts	$(5,777)	$(5,713)	$(7,136)	$(4,823)
Interest rate swaps	(975)	255	(1,848)	141
	$(6,752)	$(5,458)	$(8,984)	$(4,682)

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

Foreign exchange contracts	Cost of sales	$(3,433)	$(215)	$(7,828)	$(646)
Interest rate swaps	Net interest expense	(822)	(597)	(1,358)	(1,434)
		$(4,255)	$(812)	$(9,186)	$(2,080)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements. Included in forward-looking statements are, among other things:

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

•	statements regarding projections of revenues, gross margin, expenses, earnings or losses, working capital, debt and liquidity, or other financial items;

•	statements regarding our backlog and long-term contracts;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•	statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;

•	statements regarding the collectability of our trade receivables;

•	statements regarding anticipated developments, industry trends, performance or industry ranking;

•	statements regarding general economic or political conditions, whether international, national or in the regional and local market areas in which we do business;

•	statements regarding our ability to retain key members of our senior management and key employees;

•	statements regarding the underlying assumptions related to any projection or forward-looking statement; and

•	any other statements that relate to non-historical or future information.

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

•	unexpected future capital expenditures (including the amount and nature thereof);

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the effectiveness of our current and future hedging activities;

•	the availability (or lack thereof) of capital (including any financing) to fund our business strategy and/or operations and our ability to reduce certain capital commitments;

•	the effects of our indebtedness;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

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
Executive Summary

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. We are making strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. On our well intervention side, we took delivery of the Q5000 at the end of April 2015. Our well intervention fleet is expected to expand following the completion and delivery of a second newbuild semi-submersible vessel currently under construction, the Q7000, and the expected delivery of two newbuild monohull vessels, which we will charter in connection with the well intervention agreements that we entered into with Petrobras. On our robotics side, we took delivery of the Grand Canyon II in late April 2015. We will upgrade our robotics fleet by chartering the Grand Canyon III newbuild vessel while downsizing the fleet by returning two chartered vessels to their owners in 2016.

On January 5, 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. In furtherance of the strategy of the contractual alliance, we and OneSubsea have jointly ordered a 15,000 working p.s.i. well access package to be delivered by July 2017 for a total cost of approximately $27.5 million, of which we are responsible for 50%.

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

Global prices for crude oil are roughly half of the amounts that were realized around mid-year 2014 while prices for natural gas remain relatively low. The significant decrease in oil prices is attributable to a global oversupply of oil, which reflects increased production in certain countries (primarily the United States). U.S. domestic oil production has nearly doubled over the past few years. Major oil producers, such as Saudi Arabia, which have seen a decline in their oil exports to the U.S. are increasingly competing with other oil exporters such as Canada, Iraq and Russia in other markets (e.g., Asia). The easing of sanctions on Iran is likely to result in additional crude oil supply to the global market. OPEC’s continued unwillingness to reduce its daily production quotas to support higher oil prices reflects a few of its member nations’ fear of losing market share. On the demand side, China’s equity market turmoil and recent currency devaluation suggests the economy of the world’s largest oil importer will be weaker than expected. Europe’s economy continues to suffer from sluggish growth. Greece’s debt crisis is far from over despite a third bailout deal in August 2015. The Federal Reserve’s recent decision not to raise benchmark interest rates may be a reflection of a weaker global economic outlook than previously anticipated. In light of the sharp decline in oil prices, many oil and gas companies have decided to terminate or not renew contracts for more than half of their contracted rigs and drastically cut investments in exploration and production.

We expect these challenging industry conditions to continue into 2016 and beyond if oil and gas prices fail to increase. Increased competition for limited offshore oil and gas capital projects has driven down rates that drilling rig contractors are charging for their services, which affects all offshore oil and gas services contractors, including us, and is also expected to affect utilization of our assets, and increasingly for 2016, our robotics assets. In addition, the current dynamic and uncertain macroeconomic conditions in some countries around the world, such as Brazil, may have direct and/or indirect impact on existing contracts and contracting opportunities. On the positive side, many oil and gas companies are increasingly focusing on optimizing production of their existing subsea wells. We believe that we have a competitive advantage in terms of performing well intervention services efficiently. Furthermore, we believe that when oil and gas companies begin to increase overall spending levels, it will likely be for production activities rather than for exploration projects. Our Well Intervention and Robotics operations are intended to service the life span of an oil and gas field as well as to provide abandonment services at the end of the life of a field as required by governmental regulations. Thus over the longer term, we believe that fundamentals for our business remain favorable as the need for prolongation of well life in oil and gas production is the primary driver of demand for our services.

In addition, we believe that we are well positioned for future recovery as well as sustaining potential prolongation of market conditions with less than robust demand for deepwater production based on the following factors: (1) the need to extend the life of subsea wells is significant to the commerciality of the wells as plug and abandonment costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) in past cycles, well intervention and workover have been the first market niches to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells.

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

We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and intend to increase our operations offshore Brazil. In addition, our Robotics operations are often contracted for the development of renewable energy projects (wind farms). As of September 30, 2015, our consolidated backlog that is supported by written agreements or contracts totaled $1.8 billion, of which $118.4 million is expected to be performed over the remainder of 2015. The substantial majority of our backlog is associated with our Well Intervention business segment. As of September 30, 2015, our well intervention backlog was $1.7 billion, including $70.7 million expected to be performed over the remainder of 2015. Our five-year contract with BP to provide well intervention services with our Q5000 semi-submersible vessel and our four-year agreements with Petrobras to provide well intervention services offshore Brazil with two chartered newbuild monohull vessels, represent approximately 78% of our total backlog. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, renegotiated, deferred, canceled and in many cases modified while in progress.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income applicable to common shareholders	$9,880	$75,586	$26,887	$187,087
Adjustments:
Net income applicable to noncontrolling interests	—	—	—	503
Income tax provision	94	29,832	1,115	67,778
Net interest expense and other	8,718	3,258	24,215	13,085
Depreciation and amortization	32,805	28,421	86,333	81,274
EBITDA	51,497	137,097	138,550	349,727
Adjustments:
Noncontrolling interests	—	—	—	(661)
Gain on disposition of assets, net	—	—	—	(10,418)
ADJUSTED EBITDA	$51,497	$137,097	$138,550	$338,648

Comparison of Three Months Ended September 30, 2015 and 2014

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014
Net revenues —
Well Intervention	$94,895	$205,139	$(110,244)
Robotics	83,310	131,707	(48,397)
Production Facilities	19,133	24,184	(5,051)
Intercompany elimination	(14,876)	(20,193)	5,317
	$182,462	$340,837	$(158,375)

Gross profit —
Well Intervention	$8,967	$84,166	$(75,199)
Robotics	17,071	31,457	(14,386)
Production Facilities	7,125	11,422	(4,297)
Corporate and other	(1,031)	(901)	(130)
Intercompany elimination	(163)	103	(266)
	$31,969	$126,247	$(94,278)

Gross margin —
Well Intervention	9%	41%
Robotics	20%	24%
Production Facilities	37%	47%
Total company	18%	37%

Number of vessels or ROV assets (1) / Utilization (2)
Well Intervention vessels	5/60%	5/97%
ROVs	60/59%	61/81%
Robotics vessels	5/87%	6/90%

(1)
Represents number of vessels or ROV assets as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party. The Seawell was excluded for the first two months of the third quarter of 2015 as it was out of service undergoing major capital upgrades.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels or other assets generated revenues by the total number of calendar days in the applicable period.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014

Well Intervention	$7,324	$8,635	$(1,311)
Robotics	7,552	11,558	(4,006)
	$14,876	$20,193	$(5,317)

Net Revenues.  Our total net revenues decreased by 46% for the three-month period ended September 30, 2015 as compared to the same period in 2014. The decreased revenues for the three-month period in 2015 reflect the continuing adverse impact of reduced opportunities for near term work and the acceptance of work at lower rates for some of our assets.

Our Well Intervention revenues decreased by 54% for the three-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting decreased utilization of our in-service well intervention vessels and no utilization of the Seawell and the Helix 534. In the North Sea, the Seawell has been warmed stacked since September 2015 after completion of its life extension capital upgrades. The Well Enhancer worked 84 days during the third quarter of 2015 as compared to 90 days in the same period in 2014. The Skandi Constructor was fully utilized during both periods. In the Gulf of Mexico, the Q4000 worked 62 days during the third quarter of 2015 as compared to 82 days in the same period in 2014. The Helix 534 was idle during the entire third quarter of 2015 as compared to full utilization in the same period in 2014. The vessel went into scheduled regulatory dry dock in September 2015.

Robotics revenues decreased by 37% for the three-month period ended September 30, 2015 as compared to the same period in 2014. The decrease primarily reflects 197 fewer days of spot vessel utilization and lower utilization of our Robotics assets as some units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas market downturn.

Our Production Facilities revenues decreased by 21% for the three-month period ended September 30, 2015 as compared to the same period in 2014, which reflects the decrease in our variable throughput fee as a result of both the decline in oil prices and reduced production from the Phoenix field.

Gross Profit.  Our total gross profit decreased by 75% for the three-month period ended September 30, 2015 as compared to the same period in 2014. The gross profit related to our Well Intervention segment decreased by 89% for the three-month period ended September 30, 2015 as compared to the same period in 2014 reflecting significantly reduced revenues as a result of the Seawell being out of service for the entire third quarter of 2015, the Helix 534 being in regulatory dry dock in September 2015, and the Q4000 and the Helix 534 being idle for considerable periods of time during the quarter due to lack of available projects.

The gross profit associated with our Robotics segment decreased by 46% for the three-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting no spot vessel utilization and decreased utilization for our Robotics assets during the three-month period ended September 30, 2015.

The gross profit related to our Production Facilities segment decreased by 38% for the three-month period ended September 30, 2015 as compared to the same period in 2014. The decrease primarily reflects the decrease in revenues associated with our variable throughput fee.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $6.3 million for the three-month period ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily attributable to a reduction in payroll related costs including costs associated with our variable performance-based incentive compensation programs (Note 10) and overhead cost saving measures including headcount reductions. Selling, general and administrative expenses for the three-month period ended September 30, 2014 included a $2.3 million credit for the net recovery of amounts previously drawn on a letter of credit associated with a completed international well abandonment project that were previously assessed as uncollectible in 2012.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments was $(0.3) million and $0.5 million for the three-month periods ended September 30, 2015 and 2014, respectively. The variance primarily reflects lower revenues for both Deepwater Gateway and Independence Hub as a result of lower production at the fields being processed at each facility.

Net Interest Expense.  Our net interest expense increased by $4.9 million for the three-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting interest expense associated with the Nordea Q5000 Loan (Note 6) and decreases in interest income and capitalized interest. Interest income totaled $0.5 million for the three-month period ended September 30, 2015 as compared to $2.7 million for the same period in 2014. The amount of interest income for the third quarter of 2014 includes $2.1 million from an IRS income tax refund. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $1.7 million for the third quarter of 2015 as compared to $2.4 million for the third quarter of 2014.

Other Income (Expense), Net.  Our other expense, net, was minimal for the three-month period ended September 30, 2015 as compared to other income, net, of $0.6 million for the same period in 2014. Included in these amounts were foreign currency transaction gains of $0.7 million and $0.6 million, respectively, in the comparable quarter-over-quarter periods. Also included in net other expense for the three-month period ended September 30, 2015 were $0.4 million of hedge ineffectiveness (Note 14) and $0.3 million of contract settlement amounts in excess of hedge ineffectiveness. Both amounts are associated with our foreign currency hedges with respect to the Grand Canyon III charter payments. Delivery of the vessel has been deferred until February 2016.

Other Income – Oil and Gas.  Our other income – oil and gas decreased by $1.3 million for the three-month period ended September 30, 2015 as compared to the same period in 2014. The decrease reflects declining oil prices and their effect on our overriding royalty income.

Income Tax Provision.  Income taxes reflect expenses of $0.1 million for the three-month period ended September 30, 2015 as compared to $29.8 million for the same period last year. The variance primarily reflects decreased profitability in the current year period. The effective tax rate of 0.9% for the three-month period ended September 30, 2015 was lower than the 28.3% effective tax rate for the same period in 2014 as a result of the earnings mix between our higher and lower tax rate jurisdictions.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014
Net revenues —
Well Intervention	$284,621	$546,057	$(261,436)
Robotics	238,582	339,301	(100,719)
Production Facilities	57,811	71,373	(13,562)
Other	—	358	(358)
Intercompany elimination	(42,895)	(57,093)	14,198
	$538,119	$899,996	$(361,877)

Gross profit —
Well Intervention	$34,769	$205,498	$(170,729)
Robotics	39,181	75,230	(36,049)
Production Facilities	20,472	33,583	(13,111)
Corporate and other	(3,042)	(2,030)	(1,012)
Intercompany elimination	(256)	(1,050)	794
	$91,124	$311,231	$(220,107)

Gross margin —
Well Intervention	12%	38%
Robotics	16%	22%
Production Facilities	35%	47%
Total company	17%	35%

Number of vessels or ROV assets (1) / Utilization (2)
Well Intervention vessels	5/63%	5/95%
ROVs	60/60%	61/79%
Robotics vessels	5/85%	6/87%

(1)
Represents number of vessels or ROV assets as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party. The Seawell was excluded from the numbers for the first eight months of 2015 as it was out of service undergoing major capital upgrades.

(2)	Average vessel utilization rate is calculated by dividing the total number of days the vessels or other assets generated revenues by the total number of calendar days in the applicable period.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014

Well Intervention	$18,687	$22,052	$(3,365)
Robotics	24,208	35,041	(10,833)
	$42,895	$57,093	$(14,198)

Net Revenues.  Our total net revenues decreased by 40% for the nine-month period ended September 30, 2015 as compared to the same period in 2014. In general, decreased revenues for the nine-month period in 2015 reflect both the reduced opportunities for near term work and the acceptance of work with lower rates for some of our assets following the industry-wide reaction to the substantial downturn in the oil and natural gas market.

Our Well Intervention revenues decreased by 48% for the nine-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting decreased utilization of our in-service well intervention vessels due to lack of work, dry docks for the Q4000 and the Helix 534, and the Seawell being out of service for the entire nine months ended September 30, 2015 undergoing certain capital upgrades intended to extend the useful life of the vessel and being warm stacked thereafter. In the North Sea, the Skandi Constructor was 60% utilized during the first nine months of 2015 primarily due to the vessel being idle for the majority of the first four months of 2015 as compared to being nearly fully utilized during the first nine months of 2014. The Well Enhancer was 96% utilized during the nine-month period ended September 30, 2015, while the vessel was 89% utilized during the same period in 2014 with 24 days being in regulatory dry dock in January 2014. In the Gulf of Mexico, we attempted to arrange replacement projects to fill the 150-day void in the Helix 534’s schedule caused by a contract cancellation (for which we received a termination fee of $11.6 million). We were successful in filling all but 26 days in the first quarter of 2015. However, the vessel was idle for the entire second and third quarters of 2015 with the exception of 50 days utilized during early second quarter. Some of these idle days are related to scheduled regulatory dry dock which commenced in September 2015. The vessel is planned for warm stacking after completion of its dry dock, which is expected in November 2015. The Q4000 was utilized for 170 days during the first nine months of 2015. Idle time for the Q4000 included 64 days in the second quarter of 2015 for its regularly scheduled regulatory dry dock, and some downtime attributable to intervention riser system mechanical issues in January 2015.

Robotics revenues decreased by 30% for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The decrease primarily reflects lower utilization of our Robotics assets and 381 fewer days of spot vessel utilization as some units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas market downturn. However, our chartered ROV and trencher support vessels maintained high utilization rates.

Our Production Facilities revenues decreased by 19% for the nine-month period ended September 30, 2015 as compared to the same period in 2014, which reflects the decrease in our variable throughput fee as a result of both the decline in oil prices and reduced production. The reduced production primarily reflects the Phoenix field being shut in for the majority of March 2015 for some development activities within the field and during which time the HP I underwent required maintenance. The Phoenix field recommenced production in late March 2015.

Gross Profit.  Our total gross profit decreased by 71% for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The gross profit related to our Well Intervention segment decreased by 83% for the nine-month period ended September 30, 2015 as compared to the same period in 2014 reflecting reduced revenues as a result of the Seawell, the Q4000 and the Helix 534 being in dry docks, and the Skandi Constructor and the Helix 534 being idle for considerable periods of time during the first nine months of 2015 due to lack of available projects.

The gross profit associated with our Robotics segment decreased by 48% for the nine-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting decreased utilization for our Robotics assets and less spot work in 2015.

The gross profit related to our Production Facilities segment decreased by 39% for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The decrease primarily reflects the decrease in revenues associated with our variable throughput fee.

Gain on Disposition of Assets, Net.  The $10.4 million net gain on disposition of assets for the nine-month period ended September 30, 2014 primarily reflects a $10.5 million gain associated with the sale of our Ingleside spoolbase in January 2014.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $26.9 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily attributable to a reduction in payroll related costs including costs associated with our variable performance-based incentive compensation programs (Note 10) and overhead cost saving measures including headcount reductions. In addition, selling, general and administrative expenses included charges of $3.2 million and $5.2 million, respectively, in the comparable year-over-year periods, both of which were associated with the provision for uncertain collection of a portion of our trade receivables.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments was $(0.6) million and $0.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The variance primarily reflects lower revenues for both Deepwater Gateway and Independence Hub as a result of lower production at the fields being processed at each facility.

Net Interest Expense.  Our net interest expense increased by $5.2 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014 primarily reflecting an increase in interest expense and a decrease in interest income, partially offset by an increase in capitalized interest. The increase in interest expense was associated with the Nordea Q5000 Loan (Note 6). Interest income totaled $1.6 million for the first nine months of 2015 as compared to $4.1 million for the same period in 2014. The amount of interest income for the first nine months of 2014 includes $2.1 million from an IRS income tax refund. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $9.5 million for the first nine months of 2015 as compared to $7.5 million for the same period in 2014.

Other Expense, Net.  We reported other expense, net, of $6.2 million for the nine-month period ended September 30, 2015 as compared to $0.2 million for the same period in 2014. These amounts primarily reflect foreign exchange fluctuations in our non-U.S. dollar functional currencies. We recorded foreign currency transaction losses of $2.2 million and $0.2 million, respectively, in the comparable year-over-year periods. Also included in net other expense for the nine-month period ended September 30, 2015 were losses of $4.0 million related to our foreign currency exchange contracts. Of those losses, $3.6 million was related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments and $0.4 million was related to the contract settlement amounts in excess of the ineffectiveness that was recorded for our Grand Canyon II and Grand Canyon III hedges.

Other Income – Oil and Gas.  Our other income – oil and gas decreased by $11.3 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily attributable to a $7.2 million insurance reimbursement in the first quarter of 2014 related to asset retirement work previously performed as well as the decrease in our overriding royalty interests. The reduction in the overriding royalty income is significantly affected by the decline in oil prices as well as the shut-in of the Phoenix field for the majority of March 2015 as previously discussed.

Income Tax Provision.  Income taxes reflect expenses of $1.1 million for the nine-month period ended September 30, 2015 as compared to $67.8 million for the same period last year. The variance primarily reflects decreased profitability in the current year period. The effective tax rate of 4.0% for the nine-month period ended September 30, 2015 was lower than the 26.5% effective tax rate for the same period in 2014 as a result of the earnings mix between our higher and lower tax rate jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2015	December 31, 2014

Net working capital	$470,285	$468,660
Long-term debt (1)	$704,568	$523,228
Liquidity (2)	$712,286	$1,060,092

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount on the 2032 Notes. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility. Our liquidity at September 30, 2015 included cash and cash equivalents of $468.9 million and $243.4 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2014 included cash and cash equivalents of $476.5 million and $583.6 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, is as follows (in thousands):

	September 30, 2015	December 31, 2014

Term Loan (matures June 2018)	$262,500	$277,500
Nordea Q5000 Loan (matures April 2020)	241,071	—
MARAD Debt (matures February 2027)	89,148	94,792
2032 Notes (mature March 2032) (1)	183,489	179,080
Total debt	$776,208	$551,372

(1)
These amounts are net of the unamortized debt discount of $16.5 million at September 30, 2015 and $20.9 million at December 31, 2014. The 2032 Notes will increase to their $200 million face amount through accretion of non-cash interest charges through March 15, 2018, which is the first date on which the holders of the notes may require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$39,527	$301,561
Investing activities	$(267,170)	$(208,498)
Financing activities	$221,146	$(25,982)

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

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Credit Agreement indebtedness) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. The Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries. As of September 30, 2015 and December 31, 2014, we were in compliance with all of our debt covenants.

A prolonged period of weak economic activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to access the full available commitment of $600 million under our Revolving Credit Facility may be impacted. At September 30, 2015, our available borrowing capacity under our Revolving Credit Facility, based on the leverage ratio covenant, totaled $243.4 million, net of $17.5 million of letters of credit issued. We anticipate that our borrowing capacity under the Revolving Credit Facility will continue to decrease over the remainder of 2015 and through the first quarter of 2016. However, for the remainder of 2015, we have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for issuances of letters of credit. Our ability to comply with these covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, such failure could lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms of the Credit Agreement, we may borrow and/or obtain letters of credit up to $600 million under our Revolving Credit Facility. Subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may obtain an increase of up to $200 million in aggregate commitments with respect to the Revolving Credit Facility, additional term loans or a combination thereof. See Note 6 for additional information relating to our long-term debt, including more information regarding our Credit Agreement, including covenants and collateral.

The 2032 Notes can be converted to our common stock prior to their stated maturity upon certain triggering events specified in the Indenture governing the notes. Beginning in March 15, 2018, the holders of the 2032 Notes may require us to repurchase these notes or we may at our own option elect to repurchase them. To the extent we do not have cash on hand or long-term financing secured to cover the conversion, the 2032 Notes would be classified as current liabilities in our condensed consolidated balance sheet. No conversion triggers were met during the nine-month periods ended September 30, 2015 and 2014.

Operating Cash Flows

Total cash flows from operating activities decreased by $262.0 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014. This decrease primarily reflects decreases in income from operations and changes in working capital.

Investing Activities

Capital expenditures have consisted principally of the purchase or construction of dynamically positioned vessels, improvements and modifications to existing assets, and investments in our production facilities. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Capital expenditures:
Well Intervention	$(269,246)	$(167,227)
Robotics	(10,582)	(36,287)
Production Facilities	(863)	(769)
Other	168	(245)
Distributions from equity investments, net (1)	5,853	5,041
Proceeds from sale of assets (2)	7,500	11,074
Acquisition of noncontrolling interests (3)	—	(20,085)
Net cash used in investing activities	$(267,170)	$(208,498)

(1)
Distributions from equity investments are net of undistributed equity earnings from our equity investments. Gross distributions from our equity investments for the nine-month periods ended September 30, 2015 and 2014 were $5.3 million and $5.8 million, respectively (Note 5).

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

In March 2012, we entered into a contract with a shipyard in Singapore for the construction of the Q5000. Pursuant to the terms of this contract, payments were made as a fixed percentage of the contract price, together with any variations, on contractually scheduled dates. At September 30, 2015, our total investment in the Q5000 was $490.9 million, including $386.5 million of scheduled payments made to the shipyard. The vessel was delivered in the second quarter of 2015 and is currently preparing for work in the Gulf of Mexico. The Q5000 will commence its five-year charter contract with BP on April 1, 2016 but may work for other industry participants prior to that date. In September 2014, we entered into the Nordea Credit Agreement to partially finance the construction of the Q5000 and other future capital projects (Note 6). The Nordea Q5000 Loan was funded at the time of the delivery of the Q5000.

In September 2013, we executed a second contract with the same shipyard in Singapore that constructed the Q5000. This contract provides for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is to be built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original terms of this contract, 20% of the contract price was paid upon the signing of the contract and the remaining 80% was to be paid upon the delivery of the vessel. In June 2015, we entered into an amendment with the shipyard to extend the scheduled delivery of the Q7000 from mid-2016 to July 30, 2017. Pursuant to this amendment, the remaining 80% will now be paid in two installments, with 20% in June 2016 and 60% upon the delivery of the vessel. We agreed to pay the shipyard incremental costs of up to $14.5 million. At September 30, 2015, our total investment in the Q7000 was $108.9 million, including $69.2 million paid to the shipyard upon signing the contract. We plan to incur approximately $4 million of costs related to the construction of the Q7000 over the remainder of 2015.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, the first of which is expected to be in service for Petrobras in 2016 and the second in late 2016 or early 2017. Our total investment in the topside equipment for both vessels is expected to be approximately $260 million. We have invested $99.9 million as of September 30, 2015 and plan to invest approximately $9 million in the topside equipment over the remainder of 2015.

Outlook

We anticipate that our capital expenditures for fiscal year 2015 will total approximately $365 million. This estimate may change based on various economic factors. We may seek to further reduce the level of our planned future capital expenditures given a prolonged economic downturn. We believe that our cash on hand, internally generated cash flows, and availability under our credit facility will provide the capital necessary to continue funding our 2015 initiatives.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2015 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2032 Notes (2)	$200,000	$—	$—	$—	$200,000
Term Loan	262,500	30,000	232,500	—	—
Nordea Q5000 Loan	241,071	35,714	71,429	133,928	—
MARAD debt	89,148	5,926	12,754	14,058	56,410
Interest related to debt (3)	191,900	30,793	50,911	25,965	84,231
Property and equipment (4)	368,691	145,156	223,535	—	—
Operating leases (5)	938,983	150,953	306,566	243,576	237,888
Total cash obligations	$2,292,293	$398,542	$897,695	$417,527	$578,529

(1)
Excludes unsecured letters of credit outstanding at September 30, 2015 totaling $17.5 million. These letters of credit support various obligations, such as contractual obligations, customs duties, contract bidding and insurance activities.

(2)
Notes mature in 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $32.53 per share). At September 30, 2015, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(3)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2015 for variable rate debt.

(4)
Primarily reflects the costs associated with our well intervention assets currently under construction, including our new semi-submersible well intervention vessel, the Q7000, and the topside equipment for the two newbuild monohull vessels that we plan to charter (Note 12).

(5)
Operating leases include vessel charters and facility leases. At September 30, 2015, our vessel charter commitments totaled approximately $898.9 million, including three vessels that will not be delivered to us until 2016. The less than one year amount includes approximately $3.6 million of additional commitments to extend the delivery of the Grand Canyon III until February 2016. The Rem Installer’s charter ends in July 2016, at which time we intend to return the vessel to its owner. The Olympic Canyon’s charter ends in May 2016 and we intend to cold stack the vessel until the time we return the vessel to its owner.

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

Interest Rate Risk.  As of September 30, 2015, $503.6 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. To reduce the impact of this market risk, in September 2013, we entered into various interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan debt. These swap contracts, which are settled monthly, began in October 2013 and extend through October 2016. Additionally, in June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan debt. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $1.5 million in interest expense for the nine-month period ended September 30, 2015.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to our North Sea operations). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine-month period ended September 30, 2015, we recognized losses of $2.2 million related to foreign currency transactions in “Other expense, net” in our condensed consolidated statement of operations.

We entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. These contracts currently qualify for hedge accounting treatment. For the nine-month period ended September 30, 2015, we recorded losses totaling $4.0 million as a component of “Other expense, net” in our condensed consolidated statement of operations. Of those losses, $3.6 million was related to ineffectiveness associated with our foreign currency hedges with respect to the Grand Canyon III charter payments and $0.4 million was related to the contract settlement amounts in excess of the ineffectiveness that was recorded for our Grand Canyon II and Grand Canyon III hedges.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2015	—	$—	—	525,374
August 1 to August 31, 2015	—	—	—	525,374
September 1 to September 30, 2015	—	—	—	689,998
	—	$—	—

(1)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board of Directors and to certain employees, including shares issued to our employees under the ESPP (Note 10), increases the amount of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 10 to our 2014 Form 10-K.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index on Page 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 21, 2015	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 21, 2015	By:	/s/ Anthony Tripodo
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