Form 10-Q
period 2016-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2016-10-21
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 19, 2016, 120,551,780 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$482,106	$494,192
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $115 and $350, respectively	75,995	76,287
Unbilled revenue and other	41,570	20,465
Current deferred tax assets	15,706	53,573
Income tax receivable	9,569	—
Other current assets	54,064	39,518
Total current assets	679,010	684,035
Property and equipment	2,655,343	2,544,857
Less accumulated depreciation	(1,005,859)	(941,848)
Property and equipment, net	1,649,484	1,603,009
Other assets:
Equity investments	—	26,200
Goodwill	45,107	45,107
Other assets, net	57,945	41,608
Total assets	$2,431,546	$2,399,959
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127,733	$65,370
Accrued liabilities	69,904	71,641
Income tax payable	—	2,261
Current maturities of long-term debt	70,905	71,640
Total current liabilities	268,542	210,912
Long-term debt	607,502	677,695
Deferred tax liabilities	173,901	180,974
Other non-current liabilities	44,425	51,415
Total liabilities	1,094,370	1,120,996
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 120,540 and 106,289 shares issued, respectively	1,045,483	945,565
Retained earnings	377,267	404,299
Accumulated other comprehensive loss	(85,574)	(70,901)
Total shareholders’ equity	1,337,176	1,278,963
Total liabilities and shareholders’ equity	$2,431,546	$2,399,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2016	2015

Net revenues	$161,245	$182,462
Cost of sales	121,061	150,493
Gross profit	40,184	31,969
Selling, general and administrative expenses	(18,714)	(13,597)
Income from operations	21,470	18,372
Equity in losses of investments	(122)	(251)
Net interest expense	(6,843)	(8,713)
Gain on repurchase of long-term debt	244	—
Other income (expense), net	830	(5)
Other income (expense) – oil and gas	(468)	571
Income before income taxes	15,111	9,974
Income tax provision	3,649	94
Net income	$11,462	$9,880

Earnings per share of common stock:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average common shares outstanding:
Basic	113,680	105,438
Diluted	113,680	105,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2016	2015

Net revenues	$359,551	$538,119
Cost of sales	330,639	446,995
Gross profit	28,912	91,124
Selling, general and administrative expenses	(47,493)	(42,750)
Income (loss) from operations	(18,581)	48,374
Equity in losses of investments	(366)	(553)
Net interest expense	(25,007)	(18,018)
Gain on repurchase of long-term debt	546	—
Other income (expense), net	4,018	(6,197)
Other income – oil and gas	2,500	4,396
Income (loss) before income taxes	(36,890)	28,002
Income tax provision (benefit)	(9,858)	1,115
Net income (loss)	$(27,032)	$26,887

Earnings (loss) per share of common stock:
Basic	$(0.25)	$0.25
Diluted	$(0.25)	$0.25

Weighted average common shares outstanding:
Basic	109,135	105,362
Diluted	109,135	105,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2016	2015

Net income	$11,462	$9,880
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedges arising during the period	4,418	(14,779)
Reclassification adjustments for loss included in net loss	3,157	4,255
Income taxes on unrealized (gain) loss on hedges	(2,683)	3,772
Unrealized gain (loss) on hedges, net of tax	4,892	(6,752)
Foreign currency translation loss	(3,611)	(10,383)
Other comprehensive income (loss), net of tax	1,281	(17,135)
Comprehensive income (loss)	$12,743	$(7,255)

	Nine Months Ended September 30,
	2016	2015

Net income (loss)	$(27,032)	$26,887
Other comprehensive loss, net of tax:
Unrealized gain (loss) on hedges arising during the period	5,450	(23,144)
Reclassification adjustments for loss on hedges included in net income (loss)	9,651	9,186
Income taxes on unrealized (gain) loss on hedges	(5,236)	4,974
Unrealized gain (loss) on hedges, net of tax	9,865	(8,984)
Foreign currency translation loss arising during the period	(24,827)	(8,363)
Reclassification adjustment for translation loss realized upon liquidation	289	—
Foreign currency translation loss	(24,538)	(8,363)
Other comprehensive loss, net of tax	(14,673)	(17,347)
Comprehensive income (loss)	$(41,705)	$9,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(27,032)	$26,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,846	86,333
Amortization of debt issuance costs	6,430	4,117
Share-based compensation	4,351	7,941
Amortization of debt discount	4,655	4,409
Deferred income taxes	(6,726)	(2,403)
Equity in losses of investments	366	—
Gain on repurchase of long-term debt	(546)	—
Unrealized (gain) loss and ineffectiveness on derivative contracts, net	(9,282)	2,222
Changes in operating assets and liabilities:
Accounts receivable, net	(27,346)	(13,326)
Other current assets	(10,853)	6,610
Income tax receivable, net of income tax payable	20,576	(12,152)
Accounts payable and accrued liabilities	(1,794)	(52,045)
Other non-current, net	(22,201)	(19,164)
Net cash provided by operating activities	15,444	39,429

Cash flows from investing activities:
Capital expenditures	(79,353)	(280,523)
Distributions from equity investments, net of earnings	1,200	5,853
Proceeds from sale of equity investment	25,000	—
Proceeds from sale of assets	10,887	7,500
Net cash used in investing activities	(42,266)	(267,170)

Cash flows from financing activities:
Proceeds from Nordea Q5000 Loan	—	250,000
Repayment of Nordea Q5000 Loan	(26,786)	(8,929)
Repayment of Term Loan	(30,500)	(15,000)
Repayment of MARAD Debt	(5,926)	(5,644)
Repurchase of Convertible Senior Notes due 2032	(13,400)	—
Debt issuance costs	(1,230)	(1,611)
Net proceeds from issuance of common stock	94,538	—
Repurchase of common stock	(187)	(1,056)
Proceeds from issuance of ESPP shares	708	3,484
Net cash provided by financing activities	17,217	221,244

Effect of exchange rate changes on cash and cash equivalents	(2,481)	(1,059)
Net decrease in cash and cash equivalents	(12,086)	(7,556)
Cash and cash equivalents:
Balance, beginning of year	494,192	476,492
Balance, end of period	$482,106	$468,936
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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and are consistent in all material respects with those applied in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our balance sheet as of December 31, 2015 included herein has been derived from the audited balance sheet as of December 31, 2015 included in our 2015 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the current incurred loss model for measurement of credit losses on financial assets including trade receivables with a forward-looking expected loss model based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. We do not expect this guidance to have a material impact on our statements of cash flows.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to maximizing production economics. We provide services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and are expanding our operations offshore Brazil. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 11).

Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico and North Sea regions. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we rent out on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Well Enhancer, the Seawell, the Helix 534 and the Skandi Constructor, which is a chartered vessel. The Q5000 vessel went on contracted rates on May 19, 2016 under our five-year contract with BP; we have been notified by BP that they will not take more than the minimum 270 contracted days in 2017. We currently have another semi-submersible well intervention vessel under construction, the Q7000. We are chartering the Siem Helix 1 and have contracted to charter the Siem Helix 2. These two newbuild monohull vessels are to be used in connection with our contracts to provide well intervention services offshore Brazil.

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

Our Production Facilities segment includes the Helix Producer I vessel (“HP I”), a ship-shaped dynamic positioning floating production unit, and the Helix Fast Response System (“HFRS”), which provides certain operators access to our Q4000 and HP I vessels in the event of a well control incident in the Gulf of Mexico. The HP I was previously contracted to process production from the Phoenix field until at least December 31, 2017, and in July 2016 we entered into a new fixed fee agreement for the HP I with the same operator, effective June 1, 2016, for service to the Phoenix field until at least June 1, 2023. The Production Facilities segment also includes our ownership interest in Independence Hub, LLC (“Independence Hub”) and included our former ownership interest in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) that we sold for $25 million in February 2016 (Note 5).

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Note receivable (1)	$10,000	$10,000
Other receivables	5,288	—
Prepaid insurance	6,462	5,433
Other prepaids	9,898	10,142
Deferred costs	8,891	609
Spare parts inventory	4,401	4,985
Value added tax receivable	8,995	7,842
Other	129	507
Total other current assets	$54,064	$39,518

(1)
Relates to the balance of the promissory note we received in connection with the sale of our former Ingleside spoolbase in January 2014. Interest on the note is payable quarterly at a rate of 6% per annum. Under the terms of the note, the remaining $10 million principal balance is required to be paid on December 31, 2016.

Other assets, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Note receivable, net (1)	$4,330	$—
Deferred dry dock costs, net	13,854	19,615
Deferred costs	21,829	—
Deferred financing costs, net (2)	4,238	7,863
Charter fee deposit (Note 12)	12,544	12,544
Other	1,150	1,586
Total other assets, net	$57,945	$41,608

(1)
Amount, net of allowance of $2.7 million, relates to an agreement we entered into with one of our customers to defer their payment obligations until June 30, 2018. Interest at a rate of 3% per annum is payable semi-annually.

(2)	Represents unamortized debt issuance costs related to our Revolving Credit Facility (Note 6).

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Accrued payroll and related benefits	$20,660	$14,775
Deferred revenue	12,789	12,841
Accrued interest	969	4,854
Derivative liability (Note 14)	17,721	23,192
Taxes payable excluding income tax payable	9,018	8,136
Other	8,747	7,843
Total accrued liabilities	$69,904	$71,641

Other non-current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Loss in excess of equity investment (Note 5)	$8,437	$8,308
Deferred gain on sale of property (Note 2)	6,190	—
Deferred revenue	5,926	—
Derivative liability (Note 14)	20,383	39,709
Other	3,489	3,398
Total other non-current liabilities	$44,425	$51,415
Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2016	2015

Interest paid, net of interest capitalized	$17,970	$11,823
Income taxes paid	$4,674	$16,008

Our non-cash investing activities include property and equipment capital expenditures that are incurred but not yet paid. These non-cash capital expenditures totaled $88.0 million as of September 30, 2016 and $18.7 million as of December 31, 2015. The non-cash capital expenditures as of September 30, 2016 included a $69.2 million shipyard invoice for the Q7000 that was paid in October 2016 (Note 12).
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

Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. Our share of the losses reported by Independence Hub exceeded the carrying amount of our investment by $8.4 million as of September 30, 2016 and $8.3 million at December 31, 2015 reflecting our share of Independence Hub’s obligations (primarily its estimated asset retirement obligations to decommission the platform), net of remaining working capital. This liability is reflected in “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.

We received the following distributions from our equity method investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Deepwater Gateway	$—	$1,200	$1,200	$3,900
Independence Hub	—	560	—	1,400
Total	$—	$1,760	$1,200	$5,300

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2016 are as follows (in thousands):

	Term Loan	2032 Notes (1)	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$28,968	$—	$6,222	$35,715	$70,905
One to two years	195,532	—	6,532	35,714	237,778
Two to three years	—	—	6,858	35,714	42,572
Three to four years	—	—	7,200	98,214	105,414
Four to five years	—	—	7,560	—	7,560
Over five years	—	185,116	48,850	—	233,966
Total debt	224,500	185,116	83,222	205,357	698,195
Current maturities	(28,968)	—	(6,222)	(35,715)	(70,905)
Long-term debt, less current maturities	195,532	185,116	77,000	169,642	627,290
Unamortized debt discount (2)	—	(9,448)	—	—	(9,448)
Unamortized debt issuance costs (3)	(1,623)	(853)	(5,123)	(2,741)	(10,340)
Long-term debt	$193,909	$174,815	$71,877	$166,901	$607,502

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

Below is a summary of certain components of our indebtedness:

Credit Agreement

In June 2013, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders pursuant to which we borrowed $300 million under a term loan (the “Term Loan”) and, subject to the terms of the Credit Agreement, may borrow additional amounts (the “Revolving Loans”) and/or obtain letters of credit under a revolving credit facility (the “Revolving Credit Facility”) up to $600 million (reduced to $400 million by the February 2016 amendment to the Credit Agreement, as described below). Pursuant to our Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may obtain an increase of up to $200 million in aggregate commitments with respect to the Revolving Credit Facility, additional term loans or a combination thereof. At September 30, 2016, we had no borrowings under the Revolving Credit Facility and our available borrowing capacity under that facility, based on the leverage ratio covenant, totaled $16.7 million, net of $5.1 million of letters of credit issued.

The Term Loan and the Revolving Loans (together, the “Loans”) bear interest, at our election, in relation to either the base rate established by Bank of America N.A. or to a LIBOR rate, provided that all Swing Line Loans (as defined in the Credit Agreement) will be base rate loans.

The Loans or portions thereof bearing interest at the base rate currently bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.00% to 3.00%. The Loans or portions thereof bearing interest at a LIBOR rate currently bear interest at the LIBOR rate selected by us plus a margin ranging from 2.00% to 4.00%. A letter of credit fee is payable by us equal to our applicable margin for LIBOR rate Loans multiplied by the daily amount available to be drawn under outstanding letters of credit. Margins on the Loans vary in relation to the consolidated coverage ratio, as provided by the Credit Agreement. We also pay a fixed commitment fee of 0.50% on the unused portion of our Revolving Credit Facility. The Term Loan currently bears interest at the one-month LIBOR rate plus 4.00%. In September 2013, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Term Loan (Note 14). The total notional amount of the swaps (initially $148.1 million) decreases in proportion to the reduction in the principal amount outstanding under our Term Loan. The fixed LIBOR rates are approximately 75 basis points.

The Term Loan is repayable in scheduled principal installments (currently 10% or $30 million per year), payable quarterly, with a balloon payment of $180 million at maturity. These installment amounts are subject to adjustment for any prepayments on the Term Loan. We may elect to prepay amounts outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. In September 2016, we elected to prepay $8.0 million of the Term Loan. We may also prepay amounts outstanding under the Revolving Loans without premium or penalty, and may reborrow any amounts paid up to the amount of the Revolving Credit Facility. The Loans mature on June 19, 2018.

The Credit Agreement and the other documents entered into in connection with the Credit Agreement (together, the “Loan Documents”) include terms and conditions, including covenants and prepayment requirements, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and incur capital expenditures. In addition, the Credit Agreement obligates us to meet certain financial ratios, including the Consolidated Interest Coverage Ratio and the Consolidated Leverage Ratio (as defined in the Credit Agreement).

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

(c)
A new financial covenant was established requiring us to maintain a minimum cash balance if our Consolidated Leverage Ratio is 3.50x or greater, as described below. This minimum cash balance is not required to be maintained in any particular bank account or to be segregated from other cash balances in bank accounts that we use in our ordinary course of business. Because the use of this cash is not legally restricted notwithstanding this maintenance covenant, we present it as cash and cash equivalents on our balance sheet. As of September 30, 2016, we needed to maintain an aggregate cash balance of at least $150 million in order to comply with this covenant.

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

In connection with the issuance of the 2032 Notes, we recorded a discount of $35.4 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2032 Notes as of the date of their issuance (March 12, 2012) using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of issuance and an expected life of 6.0 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. We recorded $22.5 million related to the carrying amount of the equity component of the 2032 Notes. The remaining unamortized amount of the debt discount of the 2032 Notes was $9.4 million at September 30, 2016 and $15.0 million at December 31, 2015.

In June 2016, we repurchased $7.3 million in aggregate principal amount of the 2032 Notes for $6.5 million. In July 2016, we repurchased an additional $7.6 million in aggregate principal amount of the 2032 Notes for $7.0 million including $0.1 million in accrued interest. The purchase price reflects the market price of the notes at the time of purchase. For the three- and nine-month periods ended September 30, 2016, we recognized gains of $0.2 million and $0.5 million, respectively, which are presented as “Gain on repurchase of long-term debt” in the accompanying consolidated statements of operations. Included in the gains were charges totaling $0.5 million and $1.0 million, respectively, for the acceleration of a pro rata portion of unamortized debt discount and debt issuance costs related to the 2032 Notes.

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

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. Q5000 Holdings may elect to prepay amounts outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Installment amounts are subject to adjustment for any prepayments on this debt. In June 2015, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 14). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under our Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

The Nordea Credit Agreement and related loan documents include terms and conditions, including covenants and prepayment requirements, that are considered customary for this type of transaction. The covenants include restrictions on Q5000 Holdings’s ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, and pay dividends. In addition, the Nordea Credit Agreement obligates Q5000 Holdings to meet certain minimum financial requirements, including liquidity, consolidated debt service coverage and collateral maintenance.

Other

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and a consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of September 30, 2016, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest expense	$10,745	$10,897	$34,224	$29,057
Interest income	(833)	(470)	(1,713)	(1,577)
Capitalized interest	(3,069)	(1,714)	(7,504)	(9,462)
Net interest expense	$6,843	$8,713	$25,007	$18,018
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

The effective tax rates for the three- and nine-month periods ended September 30, 2016 were 24.1% and 26.7%, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2015 were 0.9% and 4.0%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Income taxes are provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign provision	(10.8)	(35.3)	(8.8)	(32.9)
Other	(0.1)	1.2	0.5	1.9
Effective rate	24.1%	0.9%	26.7%	4.0%

Note 8 — Shareholders’ Equity

On April 25, 2016, we launched an at-the-market (“ATM”) equity offering program and executed an Equity Distribution Agreement with Wells Fargo Securities, LLC (“Wells Fargo”) to sell up to $50 million of our common stock through Wells Fargo. As of September 30, 2016, we had sold a total of 6,309,355 shares of our common stock under this ATM program for $50 million, or an average of $7.92 per share. The proceeds from the ATM program totaled $47.7 million, net of transaction costs, including commissions of $1.3 million to Wells Fargo.

On August 11, 2016, we executed another Equity Distribution Agreement with Wells Fargo to sell an additional $50 million of our common stock under an ATM program. As of September 30, 2016, we had sold a total of 6,709,377 shares of our common stock under this ATM program for $50 million, or an average of $7.45 per share. The proceeds from this ATM program totaled $48.8 million, net of transaction costs, including commissions of $1.0 million to Wells Fargo.

The components of Accumulated Other Comprehensive Income (Loss) (“OCI”) are as follows (in thousands):

	September 30, 2016	December 31, 2015

Cumulative foreign currency translation adjustment	$(67,548)	$(43,010)
Unrealized loss on hedges, net (1)	(18,026)	(27,891)
Accumulated other comprehensive loss	$(85,574)	$(70,901)

(1)
Amounts relate to foreign currency hedges for the Grand Canyon, Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Term Loan and the Nordea Q5000 Loan, and are net of deferred income taxes totaling $9.8 million at September 30, 2016 and $15.1 million at December 31, 2015 (Note 14).

Note 9 — Earnings Per Share

We have shares of restricted stock issued and outstanding that currently are unvested. Holders of such shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our outstanding unrestricted common stock and the shares of restricted stock are thus considered participating securities. Under applicable accounting guidance, the undistributed earnings for each period are allocated based on the participation rights of both the common shareholders and holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, we are required to compute earnings per share (“EPS”) amounts under the two class method in periods in which we have earnings. For periods in which we have a net loss we do not use the two class method as holders of our restricted shares are not obligated to share in such losses.

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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Income	Shares	Income	Shares
Basic:
Net income	$11,462		$9,880
Less: Undistributed earnings allocated to participating securities	(160)		(52)
Undistributed earnings allocated to common shares	$11,302	113,680	$9,828	105,438

Diluted:
Undistributed earnings allocated to common shares	$11,302	113,680	$9,828	105,438
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income	$11,302	113,680	$9,828	105,438

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$(27,032)		$26,887
Less undistributed earnings allocated to participating securities	—		(149)
Undistributed earnings (loss) allocated to common shares	$(27,032)	109,135	$26,738	105,362

Diluted:
Undistributed earnings (loss) allocated to common shares	$(27,032)	109,135	$26,738	105,362
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income (loss)	$(27,032)	109,135	$26,738	105,362

We had a net loss for the nine-month period ended September 30, 2016. Accordingly, our diluted EPS calculation for the nine-month period ended September 30, 2016 was equivalent to our basic EPS calculation since diluted EPS excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period. Shares that otherwise would have been included in the diluted per share calculation assuming we had earnings are as follows (in thousands):

Nine Months Ended
September 30, 2016

Diluted shares (as reported)	109,135
Share-based awards	308
Total	109,443

In addition, the following potentially dilutive shares related to the 2032 Notes were excluded from the diluted EPS calculation because we have the right and the intention to settle any such future conversions in cash (Note 6) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

2032 Notes	7,493	7,995	7,814	7,995
Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plan

As of September 30, 2016, there were 3.9 million shares of our common stock available for issuance under our active long-term incentive stock-based plan, the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2016, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 4, 2016 (1)	1,143,062	$5.26	33% per year over three years
January 4, 2016 (2)	1,143,062	$7.13	100% on January 1, 2019
January 4, 2016 (3)	11,763	$5.26	100% on January 1, 2018
February 1, 2016 (1)	18,610	$4.03	33% per year over three years
February 1, 2016 (2)	18,610	$7.13	100% on January 1, 2019
April 1, 2016 (3)	13,727	$5.60	100% on January 1, 2018
July 1, 2016 (3)	8,476	$6.76	100% on January 1, 2018

(1)	Reflects the grant of restricted stock to our executive officers and select management employees.

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

Compensation cost for restricted stock is the product of grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. For the three- and nine-month periods ended September 30, 2016, $1.4 million and $4.3 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2015, $1.5 million and $4.4 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of the PSUs is determined using a Monte Carlo simulation model. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured based on the estimated fair value at the balance sheet date and changes in fair value of the awards are recognized in earnings. Cumulative compensation cost for vested liability PSU awards equals the actual cash payout amount upon vesting. In January 2015, in connection with the vesting of the 2012 PSU awards, a decision was made by the Compensation Committee of our Board to settle these PSUs in cash (rather than with an equivalent number of shares of our common stock, which was the default payment method for the 2012 PSU awards). Accordingly, PSUs, including those that were previously accounted for as equity awards, are treated as liability awards. To the extent the recognized fair value of the modified liability awards is less than the compensation cost associated with the grant date fair value of the original equity awards at the end of a reporting period, the higher amount is recorded as share-based compensation. The amount of cumulative compensation expense recognized in excess of the fair value of the modified liability awards is recorded in equity. For the three- and nine-month periods ended September 30, 2016, $2.5 million and $5.3 million, respectively, were recognized as share-based compensation related to PSUs. For the three-month period ended September 30, 2015, $0.6 million was recognized as share-based compensation related to PSUs. For the nine-month period ended September 30, 2015, we recorded a net reduction of $0.3 million of previously recognized compensation cost to reflect the estimated fair value of unvested PSUs as of September 30, 2015. The equity balance at September 30, 2016 and December 31, 2015 included $3.0 million and $2.9 million, respectively, reflecting the cumulative compensation expense recognized in excess of the estimated fair value of the modified liability PSU awards at the respective balance sheet dates. The liability balance for unvested PSUs was $5.6 million at September 30, 2016 and $0.7 million at December 31, 2015. We paid $0.2 million in cash to settle the 2013 grant of PSUs when they vested in January 2016.

Long-Term Incentive Cash Plans

We have certain long-term incentive cash plans (the “LTI Cash Plans”) that provide long-term cash-based compensation to eligible employees. Cash awards are indexed to our common stock with the payment amount at each vesting date, if any, determined by the performance of our common stock over the relevant performance period. Payout under these awards is calculated based on the ratio of the average stock price during the applicable measurement period over the original base price determined by the Compensation Committee of our Board at the time of the award. Cash awards vest equally each year over a three-year period and payments under these awards are made on each anniversary date of the award. The LTI Cash Plans are considered liability plans and as such are re-measured to fair value each reporting period with corresponding changes in the liability amount being reflected in our results of operations.

No long-term incentive cash awards were granted in 2015 or 2016. For the three- and nine-month periods ended September 30, 2015, we recorded reductions of $1.2 million and $3.7 million, respectively, of previously recognized compensation expense associated with the cash awards issued pursuant to the LTI Cash Plans, reflecting the effect that decreases in our stock price had on the value of our liability plan. The liability balance for the cash awards issued under the LTI Cash Plans was less than $0.1 million at December 31, 2015. We have reduced this liability balance down to zero at September 30, 2016 as we do not expect that these cash awards will meet the performance requirements for any payout.

Employee Stock Purchase Plan

We also have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.7 million shares were available for issuance as of September 30, 2016. In February 2016, we suspended ESPP purchases for the January through April 2016 purchase period and indefinitely imposed a purchase limit of 130 shares per employee for subsequent purchase periods. Share-based compensation with respect to the ESPP was $0.1 million for the three- and nine-month periods ended September 30, 2016 and $0.3 million and $0.9 million, respectively, for the three- and nine-month periods ended September 30, 2015.

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

We evaluate our performance primarily based on operating income of each reportable segment. Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues —
Well Intervention	$108,287	$94,895	$214,262	$284,621
Robotics	48,897	83,310	119,805	238,582
Production Facilities	17,128	19,133	54,567	57,811
Intercompany elimination	(13,067)	(14,876)	(29,083)	(42,895)
Total	$161,245	$182,462	$359,551	$538,119

Income (loss) from operations —
Well Intervention	$24,413	$6,233	$7,187	$25,162
Robotics	(94)	14,329	(21,667)	28,089
Production Facilities	8,312	6,938	25,225	19,960
Corporate and other	(10,288)	(8,965)	(28,784)	(24,581)
Intercompany elimination	(873)	(163)	(542)	(256)
Total	$21,470	$18,372	$(18,581)	$48,374

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Well Intervention	$2,898	$7,324	$5,740	$18,687
Robotics	10,169	7,552	23,343	24,208
Total	$13,067	$14,876	$29,083	$42,895

The following table reflects total assets by reportable segment (in thousands):

	September 30, 2016	December 31, 2015

Well Intervention	$1,656,612	$1,484,109
Robotics	242,252	274,926
Production Facilities	160,236	182,007
Corporate and other	372,446	458,917
Total	$2,431,546	$2,399,959
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

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000. This contract is for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original terms of this contract, 20% of the contract price was paid upon the signing of the contract. Pursuant to a contract amendment we entered into in June 2015, we agreed to pay the shipyard incremental costs of up to $14.5 million to extend the scheduled delivery of the Q7000 from mid-2016 to July 30, 2017 and to defer certain payment obligations. We paid $7.3 million of these costs in July 2015 and the remaining costs were to be paid upon the delivery of the vessel. Pursuant to a second contract amendment we entered into in December 2015, the remaining 80% will be paid in three installments, with 20% in June 2016 (payment was made in October 2016 as agreed between the parties), 20% upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. Also pursuant to this second amendment, we agreed to reimburse the shipyard for incremental costs in connection with the further deferment of the Q7000’s delivery. Incremental costs are capitalized as they are incurred during the construction of the vessel. At September 30, 2016, our total investment in the Q7000 was $190.1 million, including $69.2 million paid to the shipyard upon signing the contract and the $69.2 million shipyard invoice that was paid in October 2016.

In February 2014, we entered into agreements with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil, and in connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS (“Siem”) for two newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. The initial term of the charter agreements with Siem is for seven years from the respective vessel delivery dates with options to extend. The initial term of the agreements with Petrobras is for four years with options to extend. As part of Petrobras’s efforts to reduce its costs structure with many of its suppliers, we and Petrobras began discussions in mid-2015 with respect to potentially amending our contracts in a manner that addressed Petrobras’s objectives and was acceptable to us as well. Those negotiations were finalized in early June 2016 such that the contracts for the Siem Helix 1, originally scheduled to begin no later than July 22, 2016, were amended to commence between July 22, 2016 and October 21, 2016, with the day rate reduced to a mutually acceptable level, and the contracts for the Siem Helix 2, originally scheduled to begin no later than January 21, 2017, were amended to commence between October 1, 2017 and December 31, 2017, with no change in the day rate.

The Siem Helix 1 vessel was delivered to us and the charter term began on June 14, 2016. The vessel has transited to Brazil after integration and commissioning of our topside equipment onboard and is currently in the process of customer acceptance protocol and customer equipment integration. The Siem Helix 2 is under construction for the owner at the same shipyard that built the Siem Helix 1, and we anticipate that the vessel will be available for work in the second quarter of 2017 prior to commencing services for Petrobras in the fourth quarter of 2017. At September 30, 2016, our total investment in the topside equipment for the two vessels was $179.5 million. In November 2014, we paid a charter fee deposit of $12.5 million, which will be used to reduce our final charter payments for the Siem Helix 2.

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and various derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The net carrying amount of our long-term note receivable also approximates its fair value. The following tables provide additional information relating to other financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Liabilities:
Foreign exchange contracts	$—	$35,614	$—	$35,614	(c)
Interest rate swaps	—	2,490	—	2,490	(c)
Total liability	$—	$38,104	$—	$38,104

	Fair Value Measurements at December 31, 2015 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Technique
Assets:
Interest rate swaps	$—	$413	$—	$413	(c)

Liabilities:
Foreign exchange contracts	—	61,427	—	61,427	(c)
Interest rate swaps	—	1,473	—	1,473	(c)
Total net liability	$—	$62,487	$—	$62,487

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

The carrying values and estimated fair values of our long-term debt are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)

Term Loan (matures June 2018)	$224,500	$223,658	$255,000	$248,467
Nordea Q5000 Loan (matures April 2020)	205,357	201,123	232,143	221,553
MARAD Debt (matures February 2027)	83,222	95,015	89,148	104,897
2032 Notes (mature March 2032)	185,116	177,711	200,000	150,250
Total debt	$698,195	$697,507	$776,291	$725,167

(1)	Carrying value includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

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

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Interest rate swaps	Other assets, net	$—	Other assets, net	$413
		$—		$413

Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$12,897	Accrued liabilities	$14,955
Interest rate swaps	Accrued liabilities	1,212	Accrued liabilities	1,473
Foreign exchange contracts	Other non-current liabilities	12,776	Other non-current liabilities	28,458
Interest rate swaps	Other non-current liabilities	1,278	Other non-current liabilities	—
		$28,163		$44,886

The following table presents the fair value and balance sheet classification of our derivative instruments that were not designated as hedging instruments (in thousands):

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$3,612	Accrued liabilities	$6,763
Foreign exchange contracts	Other non-current liabilities	6,329	Other non-current liabilities	11,251
		$9,941		$18,014

For the nine-month period ended September 30, 2016, we recorded unrealized gains $0.1 million related to our hedge ineffectiveness. Realized gains for the nine-month period ended September 30, 2016 as well as realized and unrealized gains for the three-month period ended September 30, 2016 related to the hedge ineffectiveness were immaterial. For the three- and nine-month periods ended September 30, 2015, we recorded unrealized losses of $0.4 million and $3.6 million, respectively, and realized losses of $0.3 million and $0.4 million, respectively, related to our hedge ineffectiveness. The following tables present the impact that derivative instruments designated as hedging instruments had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of September 30, 2016, $8.9 million of losses in Accumulated OCI associated with our derivatives is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Foreign exchange contracts	$4,249	$(5,777)	$10,745	$(7,136)
Interest rate swaps	643	(975)	(880)	(1,848)
	$4,892	$(6,752)	$9,865	$(8,984)

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

Foreign exchange contracts	Cost of sales	$(2,663)	$(3,433)	$(8,033)	$(7,828)
Interest rate swaps	Net interest expense	(494)	(822)	(1,618)	(1,358)
		$(3,157)	$(4,255)	$(9,651)	$(9,186)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statement of operations (in thousands):

	Location of Gain Recognized in Earnings on Derivatives	Gain Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

Foreign exchange contracts	Other income (expense), net	$1,309	$—	$3,375	$—
		$1,309	$—	$3,375	$—

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

•
statements regarding the construction, upgrades or acquisition of vessels or equipment and any anticipated costs related thereto, including the construction of our Q7000 vessel and the construction of the Siem Helix 2 to be used in connection with our contracts to provide well intervention services offshore Brazil (Note 12);

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

•
unexpected delays in the delivery or chartering or customer acceptance of new vessels for our well intervention and robotics fleet, including the Q7000, the Grand Canyon III, and the Siem Helix 1 and the Siem Helix 2 to be used to perform contracted well intervention work offshore Brazil;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments;

•	the impact of the vote in the U.K. to exit the European Union (“Brexit”) on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

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
EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. From time to time, we make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. Our well intervention fleet has expanded following the delivery of the Siem Helix 1 chartered vessel in June 2016 and is expected to further expand following the completion and delivery of the Q7000, a newbuild semi-submersible vessel, in late 2017 or in 2018, and the delivery of the Siem Helix 2 chartered vessel in early 2017. With respect to our robotics business, the Grand Canyon III chartered vessel was delivered by the shipyard to the vessel owner in May 2016. The vessel is currently stacked by the owner and is expected to be in service for us in May 2017. The Rem Installer charter expired in July 2016. Our new fixed fee agreement with the same operator for the HP I to service the Phoenix field until at least June 1, 2023 enhances the long-term prospects for our production facilities assets.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to customers, combining marine support with well access and control technologies. In April 2015, we and OneSubsea jointly ordered a 15,000 working p.s.i. IRS, which is expected to be completed by July 2017 for a total cost of approximately $27.5 million (approximately $13.8 million for our 50% interest). At September 30, 2016, our total investment in the IRS was $4.4 million. In October 2016, we and OneSubsea announced the launch of the development of the first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). The ROAM is expected to be available to customers in the third quarter of 2017.

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

The significant decline in oil prices since mid-year 2014 as a result of continued global supply of oil in excess of demand has had a significant adverse impact on investments in oil and gas exploration and production. Many oil and gas companies have terminated or not renewed contracts for more than half of their contracted rigs and have drastically cut investments in exploration and production as well as other operational activities. We expect these challenging industry conditions to continue through 2016 and beyond if oil and gas prices fail to increase to a level conducive to increased activity levels. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects all offshore oil and gas services contractors, including us. Increased competition is also expected to affect utilization of our assets. In addition, the current volatile and uncertain macroeconomic conditions in some countries around the world, such as Brazil and more recently the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results. We are continuing to monitor the impact of Brexit and any exit agreements as they are negotiated, but the impact from Brexit on our business and operations will depend on the outcome of tariff, tax treaties, trade, regulatory and other negotiations, as well as the impact of Brexit on macroeconomic growth and currency volatility, which are uncertain at this time.

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

We seek to provide services and methodologies that we believe are critical to developing offshore reservoirs and maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and are expanding our operations offshore Brazil. In addition to servicing the oil and gas market, our Robotics operations are contracted for the development of renewable energy projects (wind farms). As of September 30, 2016, our consolidated backlog that is supported by written agreements or contracts totaled $1.9 billion, of which $120.6 million is expected to be performed in 2016. The substantial majority of our backlog is associated with our Well Intervention business segment. As of September 30, 2016, our well intervention backlog was $1.5 billion, including $84.1 million expected to be performed in the fourth quarter of 2016. Our five-year contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our four-year agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our new seven-year fixed fee agreement for the HP I represent approximately 92% of our total backlog. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, renegotiated, deferred, canceled and in many cases modified while in progress.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$11,462	$9,880	$(27,032)	$26,887
Adjustments:
Income tax provision (benefit)	3,649	94	(9,858)	1,115
Net interest expense	6,843	8,713	25,007	18,018
Gain on repurchase of long-term debt	(244)	—	(546)	—
Other (income) expense, net	(830)	5	(4,018)	6,197
Depreciation and amortization	27,607	32,805	84,846	86,333
EBITDA	48,487	51,497	68,399	138,550
Adjustments:
Realized losses from cash settlements of ineffective foreign currency exchange contracts	(1,786)	—	(5,744)	—
Adjusted EBITDA	$46,701	$51,497	$62,655	$138,550

Comparison of Three Months Ended September 30, 2016 and 2015

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2016	2015
Net revenues —
Well Intervention	$108,287	$94,895	$13,392
Robotics	48,897	83,310	(34,413)
Production Facilities	17,128	19,133	(2,005)
Intercompany elimination	(13,067)	(14,876)	1,809
	$161,245	$182,462	$(21,217)

Gross profit (loss) —
Well Intervention	$28,174	$8,967	$19,207
Robotics	4,953	17,071	(12,118)
Production Facilities	8,413	7,125	1,288
Corporate and other	(483)	(1,031)	548
Intercompany elimination	(873)	(163)	(710)
	$40,184	$31,969	$8,215

Gross margin —
Well Intervention	26%	9%
Robotics	10%	20%
Production Facilities	49%	37%
Total company	25%	18%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	5/76%	5/60%
Robotics assets	60/57%	60/59%
Chartered robotics vessels	3/81%	5/87%

(1)
Represents number of vessels or robotics assets as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party. The Helix 534 was excluded from the numbers for the third quarter of 2016 as it was stacked and out of service. The Seawell was excluded from the numbers for the first two months of the third quarter of 2015 as it was out of service undergoing major capital upgrades.

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2016	2015

Well Intervention	$2,898	$7,324	$(4,426)
Robotics	10,169	7,552	2,617
	$13,067	$14,876	$(1,809)

Net Revenues.  Our total net revenues decreased by 12% for the three-month period ended September 30, 2016 as compared to the same period in 2015. The revenue decrease for the three-month period in 2016 was primarily attributable to our Robotics and Production Facilities business segments, offset in part by a revenue increase in our Well Intervention business segment.

Our Well Intervention revenues increased by 14% for the three-month period ended September 30, 2016 as compared to the same period in 2015 reflecting higher revenues in our U.S. Gulf of Mexico region, offset in part by lower revenues in our North Sea region primarily due to our acceptance of work at reduced rates. In the Gulf of Mexico, the Q4000 was 93% utilized during the third quarter of 2016 as compared to 67% utilized during the same period in 2015. In addition, we recognized $15.6 million associated with a work scope cancellation under a contract containing “take or pay” provisions for 42 days of work originally scheduled to be performed by the Q4000 in the fourth quarter of 2016. The Q5000, which went on contracted rates under our five-year contract with BP in May 2016, was 84% utilized during the third quarter of 2016. The Helix 534 had no utilization in the comparable quarter-over-quarter periods. In the North Sea, the Well Enhancer was 91% utilized during the comparable periods in 2015 and 2016. The Seawell was 98% utilized during the third quarter of 2016 as compared to being warm stacked following the completion of its life extension capital upgrades in September 2015. The Skandi Constructor was 15% utilized during the third quarter of 2016 as compared to being fully utilized during the same period in 2015.

Robotics revenues decreased by 41% for the three-month period ended September 30, 2016 as compared to the same period in 2015. The decrease primarily reflects the reduction and lower utilization of our available Robotics assets, including our chartered vessels, and accepting work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn. Utilization of our chartered ROV support vessels decreased primarily reflecting reduction in work opportunities as a result of further market deterioration in the offshore energy industry.

Our Production Facilities revenues decreased by 10% for the three-month period ended September 30, 2016 as compared to the same period in 2015, which primarily reflects lower revenues from the new fixed fee agreement for production from the Phoenix field (Note 2) as compared to the variable throughput fee arrangement that was previously in place.

Gross Profit (Loss).  Our total gross profit increased by 26% for the three-month period ended September 30, 2016 as compared to the same period in 2015. The gross profit related to our Well Intervention segment increased by 214% for the three-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting higher gross profit achieved in our Gulf of Mexico region as a result of the Q5000 being on hire under the BP contract for the entire quarter as well as the $15.6 million in revenues associated with the take-or-pay contract as previously discussed. The increase in our Well Intervention gross profit was partially offset by a reduction in gross profit in our North Sea region as a result of the decrease in revenues.

The gross profit associated with our Robotics segment decreased by 71% for the three-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting decreased utilization for our Robotics assets, including our chartered vessels, and accepting work with lower profit margins.

The gross profit related to our Production Facilities segment increased by 18% for the three-month period ended September 30, 2016 as compared to the same period in 2015. The increase primarily reflects operating cost reductions as the the HP I went into its scheduled regulatory dry dock in September 2016, lower repair and maintenance costs, and a decrease in depreciation expense related to the HP I as a result of the vessel’s impairment in December 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $5.1 million for the three-month period ended September 30, 2016 as compared to the same period in 2015. The increase was primarily attributable to an increase in payroll related costs associated with our variable performance-based incentive compensation programs (Note 10) as well as increased overhead costs associated with the Petrobras contract, and was partially offset by overhead cost saving measures including headcount reductions. In addition, selling, general and administrative expenses for the three-month period ended September 30, 2016 included a $2.7 million charge associated with the provision for uncertain collection of a portion of our long-term note receivable.

Net Interest Expense.  Our net interest expense decreased by $1.9 million for the three-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting increases in interest income and capitalized interest. Interest income totaled $0.8 million for the three-month period ended September 30, 2016 as compared to $0.5 million for the same period in 2015. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $3.1 million for the three-month period ended September 30, 2016 as compared to $1.7 million for the same period in 2015.

Gain on Repurchase of Long-Term Debt.  The $0.2 million gain for the three-month period ended September 30, 2016 was associated with the repurchase in July 2016 of $7.6 million in aggregate principal amount of our 2032 Notes (Note 6).

Other Income (Expense), Net.  We reported other income, net, of $0.8 million for the three-month period ended September 30, 2016 as compared to a minimal amount in other expense, net, for the same period in 2015. Net other income for the three-month period ended September 30, 2016 primarily reflects net gains totaling $1.3 million associated with our foreign currency exchange contracts which primarily related to the contracts that were not designated as cash flow hedges (Note 14). Net other expense for the three-month period ended September 30, 2015 primarily reflects losses totaling $0.7 million related to our hedge ineffectiveness (Note 14). Also included in other income (expense), net, were foreign currency transaction gains (losses) of $(0.5) million and $0.7 million, respectively, in the comparable quarter-over-quarter periods.

Other Income (Expense) – Oil and Gas.  We reported other oil and gas expense of $0.5 million for the three-month period ended September 30, 2016 as compared to other oil and gas income of $0.6 million for the same period in 2015. The variance was attributable to the regulatory compliance costs associated with the reclamation of a non-producing offshore U.K. oil and gas property and the reduction in income from a well in the Phoenix field in which we have an overriding royalty interest. The decrease in the overriding royalty income was significantly affected by lower volumes which were partially attributable to the HP I going into its scheduled regulatory dry dock in September 2016.

Income Tax Provision.  Income taxes reflect expenses of $3.6 million for the three-month period ended September 30, 2016 as compared to $0.1 million for the same period in 2015. The variance primarily reflects increased profitability in the current year period. The effective tax rate of 24.1% for the three-month period ended September 30, 2016 was higher than the 0.9% effective tax rate for the same period in 2015. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015
Net revenues —
Well Intervention	$214,262	$284,621	$(70,359)
Robotics	119,805	238,582	(118,777)
Production Facilities	54,567	57,811	(3,244)
Intercompany elimination	(29,083)	(42,895)	13,812
	$359,551	$538,119	$(178,568)

Gross profit (loss) —
Well Intervention	$17,195	$34,769	$(17,574)
Robotics	(12,008)	39,181	(51,189)
Production Facilities	25,634	20,472	5,162
Corporate and other	(1,367)	(3,042)	1,675
Intercompany elimination	(542)	(256)	(286)
	$28,912	$91,124	$(62,212)

Gross margin —
Well Intervention	8%	12%
Robotics	(10)%	16%
Production Facilities	47%	35%
Total company	8%	17%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	5/52%	5/63%
Robotics assets	60/48%	60/60%
Chartered robotics vessels	3/63%	5/85%

(1)
Represents number of vessels or robotics assets as of the end of the period excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party. The Helix 534 was excluded from the numbers for the first nine months of 2016 as it was stacked and out of service. The Seawell was excluded from the numbers for the first eight months of 2015 as it was out of service undergoing major capital upgrades.

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015

Well Intervention	$5,740	$18,687	$(12,947)
Robotics	23,343	24,208	(865)
	$29,083	$42,895	$(13,812)

Net Revenues.  Our total net revenues decreased by 33% for the nine-month period ended September 30, 2016 as compared to the same period in 2015. In general, decreased revenues for the nine-month period in 2016 reflect both reduced opportunities for work and the acceptance of work at reduced rates for some of our assets in light of the continuation of industry-wide downturn as a result of the substantial decline in oil prices since late 2014.

Our Well Intervention revenues decreased by 25% for the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting significantly lower revenues in our North Sea region due to lack of work and our acceptance of work at reduced rates, offset in part by revenue increases in our U.S. Gulf of Mexico region. In the North Sea, the Well Enhancer was 60% utilized during the first nine months of 2016 while the vessel was 96% utilized during the same period in 2015. The Skandi Constructor was 5% utilized during the first nine months of 2016 as compared to being 60% utilized during the same period in 2015. The Seawell was re-activated in June 2016 and was 41% utilized during the first nine months of 2016 as compared to being out of service undergoing its life extension capital upgrades during the first eight months of 2015 and being warm stacked in September 2015. In the Gulf of Mexico, the Q4000 was 97% utilized during the first nine months of 2016 as compared to 62% utilized during the same period in 2015. Idle time for the Q4000 included 64 days in the second quarter of 2015 for its scheduled regulatory dry dock, and some downtime attributable to IRS mechanical issues in January 2015. In addition, we recognized $15.6 million associated with a work scope cancellation under a contract containing “take or pay” provisions for 42 days of work originally scheduled to be performed by the Q4000 in the fourth quarter of 2016. The Q5000, which was delivered to us in April 2015 and went on contracted rates under our five-year contract with BP in May 2016, was 56% utilized in 2016. The Helix 534 was stacked and out of service during the first nine months of 2016 while the vessel was 42% utilized during the same period in 2015.

Robotics revenues decreased by 50% for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The decrease primarily reflects the reduction and lower utilization of our available Robotics assets, including our chartered vessels, and accepting work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn. Utilization of our chartered ROV support vessels decreased primarily reflecting reduction in work opportunities as a result of further market deterioration in the offshore energy industry.

Our Production Facilities revenues decreased by 6% for the nine-month period ended September 30, 2016 as compared to the same period in 2015, which reflects lower revenues from the new fixed fee agreement for production from the Phoenix field starting June 1, 2016 (Note 2) as well as the slight decrease in our variable throughput fee for the first five months of 2016 as compared to the same period in 2015.

Gross Profit (Loss).  Our total gross profit decreased by 68% for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The gross profit related to our Well Intervention segment decreased by 51% for the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting significantly lower revenues from most of our well intervention vessels in our North Sea region during the first nine months of 2016 due to lack of available projects and acceptance of work at reduced rates as a result of the ongoing industry downturn. The decrease in our Well Intervention gross profit was partially offset by higher gross profit achieved in our Gulf of Mexico region as a result of the Q5000 being on hire under the BP contract since May 2016 as well as the $15.6 million in revenues associated with the take-or-pay contract as previously discussed.

The gross profit associated with our Robotics segment decreased from $39.2 million for the nine-month period ended September 30, 2015 to a $12.0 million loss for the nine-month period ended September 30, 2016 primarily reflecting decreased utilization for our Robotics assets, including our chartered vessels, and accepting work with lower profit margins.

The gross profit related to our Production Facilities segment increased by 25% for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The increase primarily reflects lower repair and maintenance costs and a decrease in depreciation expense related to the HP I as a result of the vessel’s impairment in December 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $4.7 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The increase was primarily attributable to payroll related costs associated with our variable performance-based incentive compensation programs (Note 10) as well as increased overhead costs associated with the Petrobras contract, and was partially offset by overhead cost saving measures including headcount reductions.

Net Interest Expense.  Our net interest expense increased by $7.0 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting an increase in interest expense and a decrease in capitalized interest. The increase in interest expense was primarily attributable to nearly four months of additional interest on the Nordea Q5000 Loan, which was funded in April 2015, as well as increases in interest rates on the Term Loan and the Nordea Q5000 Loan. Interest expense for the nine-month period ended September 30, 2016 also included a $2.5 million charge to accelerate the amortization of debt issuance costs in proportion to the reduced commitment under our Revolving Credit Facility in February 2016 (Note 6). Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $7.5 million for the nine-month period ended September 30, 2016 as compared to $9.5 million for the same period in 2015.

Gain on Repurchase of Long-Term Debt.  The $0.5 million gain for the nine-month period ended September 30, 2016 was associated with the repurchases totaling $14.9 million in aggregate principal amount of our 2032 Notes in June and July of 2016 (Note 6).

Other Income (Expense), Net.  We reported other income, net, of $4.0 million for the nine-month period ended September 30, 2016 as compared to other expense, net, of $6.2 million for the same period in 2015. Net other income for the nine-month period ended September 30, 2016 primarily reflects net gains totaling $3.5 million associated with our foreign currency exchange contracts which primarily related to the contracts that were not designated as cash flow hedges (Note 14). Net other expense for the nine-month period ended September 30, 2015 primarily reflects losses totaling $4.0 million related to our hedge ineffectiveness (Note 14). Also included in other income (expense), net, were foreign currency transaction gains (losses) of $0.5 million and $(2.2) million, respectively, in the comparable year-over-year periods.

Other Income – Oil and Gas.  Our other income – oil and gas decreased by $1.9 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The decrease was primarily attributable to the reduction in our overriding royalty income which was significantly affected by the decline in oil prices and lower volumes.

Income Tax Provision (Benefit).  Income taxes reflect a benefit of $9.9 million for the nine-month period ended September 30, 2016 as compared to a provision of $1.1 million for the same period in 2015. The variance primarily reflects decreased profitability in the current year period. The effective tax rate was a 26.7% benefit for the nine-month period ended September 30, 2016 as compared to a 4.0% expense for the same period in 2015. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2016	December 31, 2015

Net working capital	$410,468	$473,123
Long-term debt (1)	$607,502	$677,695
Liquidity (2)	$498,854	$743,577

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility. Our liquidity at September 30, 2016 included cash and cash equivalents of $482.1 million (including $150 million of minimum cash balance) and $16.7 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2015 included cash and cash equivalents of $494.2 million and $249.4 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	September 30, 2016	December 31, 2015

Term Loan (matures June 2018)	$222,877	$253,181
Nordea Q5000 Loan (matures April 2020)	202,616	228,840
MARAD Debt (matures February 2027)	78,099	83,659
2032 Notes (mature March 2032) (1)	174,815	183,655
Total debt	$678,407	$749,335

(1)
The 2032 Notes will increase to their face amount through accretion of non-cash interest charges through March 15, 2018, which is the first date on which the holders of the notes may require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$15,444	$39,429
Investing activities	$(42,266)	$(267,170)
Financing activities	$17,217	$221,244

Our current requirements for cash primarily reflect the need to fund capital spending for our current lines of business and to service our debt. Historically, we have funded our capital program with cash flows from operations, borrowings under credit facilities, and project financing, along with other debt and equity alternatives.

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

In accordance with our Credit Agreement, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and a consolidated leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of September 30, 2016 and December 31, 2015, we were in compliance with all of the covenants of our long-term debt.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to access the full available commitment under our Revolving Credit Facility may be impacted. At September 30, 2016, our available borrowing capacity under our Revolving Credit Facility, based on the leverage ratio covenant, was restricted to $16.7 million, net of $5.1 million of letters of credit issued. We anticipate that our borrowing capacity under the Revolving Credit Facility will slightly increase over the remainder of 2016. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for issuances of letters of credit. Our ability to comply with these covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, that failure could lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

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

The 2032 Notes can be converted to our common stock prior to their stated maturity upon certain triggering events specified in the Indenture governing the notes. Beginning in March 15, 2018, the holders of the 2032 Notes may require us to repurchase these notes or we may at our own option elect to repurchase them. To the extent we do not have cash on hand or long-term financing secured to cover the conversion, the 2032 Notes would be classified as current liabilities in our condensed consolidated balance sheet. No conversion triggers were met during the nine-month periods ended September 30, 2016 and 2015.

Operating Cash Flows

Total cash flows from operating activities decreased by $24.0 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015. This decrease primarily reflects decreases in income from operations and changes in our working capital. Our operating cash flows for the nine-month period ended September 30, 2016 included the receipt of $28.4 million in U.S. and foreign income tax refunds.

Investing Activities

Capital expenditures consist principally of the construction of dynamically positioned vessels as well as improvements and modifications to existing assets. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Capital expenditures:
Well Intervention	$(79,147)	$(269,246)
Robotics	(504)	(10,582)
Production Facilities	(74)	(863)
Other	372	168
Distributions from equity investments, net (1)	1,200	5,853
Proceeds from sale of equity investment (2)	25,000	—
Proceeds from sale of assets (3)	10,887	7,500
Net cash used in investing activities	$(42,266)	$(267,170)

(1)
Distributions from equity investments are net of undistributed equity earnings from our equity investments. Gross distributions from our equity investments for the nine-month periods ended September 30, 2016 and 2015 were $1.2 million and $5.3 million, respectively (Note 5).

(2)	Amount in 2016 reflects cash received from the sale of our former ownership interest in Deepwater Gateway (Notes 2 and 5).

(3)	Amount in 2015 reflects cash received from the sale of our former Ingleside spoolbase.

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

In September 2013, we executed a second contract with the same shipyard in Singapore that constructed the Q5000. This contract is for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original terms of this contract, 20% of the contract price was paid upon the signing of the contract. In June 2015, we entered into a contract amendment with the shipyard to extend the scheduled delivery of the Q7000 from mid-2016 to July 30, 2017 and to defer certain payment obligations, and in connection with this extension, we agreed to pay the shipyard incremental costs of up to $14.5 million. In December 2015, we entered into a second contract amendment with the shipyard. Pursuant to this amendment, the remaining 80% will be paid in three installments, with 20% in June 2016, 20% upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. Also pursuant to this second amendment, we agreed to reimburse the shipyard for incremental costs in connection with the further deferment of the Q7000’s delivery. At September 30, 2016, our total investment in the Q7000 was $190.1 million, including $69.2 million paid to the shipyard upon signing the contract and the $69.2 million shipyard invoice that was paid in October 2016 as agreed between the parties. We plan to incur approximately $16 million of costs related to the construction of the Q7000 over the remainder of 2016.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, the Siem Helix 1, which is expected to be in service for Petrobras in the fourth quarter of 2016, and the Siem Helix 2, which is expected to be in service in 2017. Our total investment in the topside equipment for both vessels is expected to be approximately $260 million. We have invested $179.5 million as of September 30, 2016 and plan to invest approximately $23 million in the topside equipment over the remainder of 2016.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity financing activities and repayments of our long-term debt. Our $250 million Nordea Q5000 Loan was funded in April 2015 at the time the Q5000 vessel was delivered to us. As of September 30, 2016, we had sold 13,018,732 shares of our common stock under our ATM programs for $100 million, which generated net proceeds of $96.5 million, including $2.0 million that was received in October 2016. Repayments of our long-term debt increased by $47.0 million during the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily reflecting an additional $17.9 million in repayment of the Nordea Q5000 Loan, an additional $15.5 million in repayment of the Term Loan and the payments to repurchase $14.9 million of the 2032 Notes.

Outlook

We anticipate that our capital spending for fiscal year 2016, which includes capital expenditures as well as deferred dry dock costs and certain other deferred costs, will approximate $220 million. We believe that our cash on hand, internally generated cash flows and availability under our Revolving Credit Facility if necessary will provide the capital necessary to continue funding our 2016 capital spending. Our estimate of future capital expenditures may change based on various economic factors. Beyond 2016, we may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2016 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$224,500	$28,968	$195,532	$—	$—
Nordea Q5000 Loan	205,357	35,715	71,428	98,214	—
MARAD debt	83,222	6,222	13,390	14,760	48,850
2032 Notes (2)	185,116	—	—	—	185,116
Interest related to debt (3)	158,711	30,138	38,805	19,723	70,045
Property and equipment (4)	330,916	122,344	208,572	—	—
Operating leases (5)	875,177	150,614	292,051	227,163	205,349
Total cash obligations	$2,062,999	$374,001	$819,778	$359,860	$509,360

(1)
Excludes unsecured letters of credit outstanding at September 30, 2016 totaling $5.1 million. These letters of credit support various obligations, such as contractual obligations, customs duties, contract bidding and insurance activities.

(2)
Notes mature in 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $32.53 per share). At September 30, 2016, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(3)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2016 for variable rate debt.

(4)	Primarily reflects the costs associated with our Q7000 semi-submersible vessel currently under construction and the topside equipment for the Siem Helix 2 chartered vessel (Note 12).

(5)
Operating leases include vessel charters and facility leases. At September 30, 2016, our vessel charter commitments totaled approximately $827.9 million, including the Grand Canyon III that we expect to place in service in May 2017, the Siem Helix 1, which is expected to be in service for Petrobras in the fourth quarter of 2016, and the yet to be delivered Siem Helix 2.

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

Interest Rate Risk.  As of September 30, 2016, $429.9 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. To reduce the impact of this market risk, in September 2013, we entered into various interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan debt. These swap contracts, which are settled monthly, began in October 2013 and extend through October 2016. Additionally, in June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan debt. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $1.4 million in interest expense for the nine-month period ended September 30, 2016.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar (primarily with respect to our North Sea operations). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine-month period ended September 30, 2016, we recognized gains of $0.5 million related to foreign currency transactions in “Other income (expense), net” in our condensed consolidated statement of operations.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. In December 2015, we re-designated the hedging relationship between a portion of our foreign currency exchange contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring (Note 14). The foreign currency exchange contracts associated with the Grand Canyon charter payments and the re-designated contracts associated with the Grand Canyon II and Grand Canyon III charter payments currently qualify for cash flow hedge accounting treatment. For the nine-month period ended September 30, 2016, we recorded gains totaling $0.1 million in “Other income (expense), net” related to foreign currency hedge ineffectiveness.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2016	—	$—	—	2,208,224
August 1 to August 31, 2016	—	—	—	2,208,224
September 1 to September 30, 2016	—	—	—	2,225,125
	—	$—	—

(1)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board and to certain employees, including shares issued to our employees under the ESPP (Note 10), increases the amount of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 10 to our 2015 Form 10-K.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index on Page 49 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 21, 2016	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 21, 2016	By:	/s/ Anthony Tripodo
Anthony Tripodo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
OF
HELIX ENERGY SOLUTIONS GROUP, INC.

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
10.1	Equity Distribution Agreement dated August 11, 2016 between Helix Energy Solutions Group, Inc. and Wells Fargo Securities LLC.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 11, 2016 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Anthony Tripodo, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	Furnished herewith
101.SCH	XBRL Schema Document.	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document.	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document.	Furnished herewith
101.DEF	XBRL Definition Linkbase Document.	Furnished herewith
101.LAB	XBRL Label Linkbase Document.	Furnished herewith