Form 10-Q
period 2017-04-25
HELIX ENERGY SOLUTIONS GROUP INC
filed 2017-04-25
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 19, 2017, 147,654,046 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$537,726	$356,647
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $2,984 and $1,778, respectively	50,904	101,825
Unbilled revenue and other	25,821	10,328
Current deferred tax assets	—	16,594
Other current assets	43,439	37,388
Total current assets	657,890	522,782
Property and equipment	2,511,931	2,450,890
Less accumulated depreciation	(824,096)	(799,280)
Property and equipment, net	1,687,835	1,651,610
Other assets, net	86,565	72,549
Total assets	$2,432,290	$2,246,941

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,714	$60,210
Accrued liabilities	58,020	58,614
Current maturities of long-term debt	67,724	67,571
Total current liabilities	200,458	186,395
Long-term debt	541,664	558,396
Deferred tax liabilities	148,187	167,351
Other non-current liabilities	49,942	52,985
Total liabilities	940,251	965,127
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,646 and 120,630 shares issued, respectively	1,276,623	1,055,934
Retained earnings	306,439	322,854
Accumulated other comprehensive loss	(91,023)	(96,974)
Total shareholders’ equity	1,492,039	1,281,814
Total liabilities and shareholders’ equity	$2,432,290	$2,246,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Net revenues	$104,528	$91,039
Cost of sales	105,353	107,969
Gross loss	(825)	(16,930)
Loss on disposition of assets, net	(39)	—
Selling, general and administrative expenses	(16,841)	(13,826)
Loss from operations	(17,705)	(30,756)
Equity in losses of investment	(152)	(123)
Net interest expense	(5,226)	(10,684)
Other income (expense), net	(535)	1,880
Other income – oil and gas	2,602	2,572
Loss before income taxes	(21,016)	(37,111)
Income tax benefit	(4,601)	(9,288)
Net loss	$(16,415)	$(27,823)

Loss per share of common stock:
Basic	$(0.11)	$(0.26)
Diluted	$(0.11)	$(0.26)

Weighted average common shares outstanding:
Basic	143,244	105,908
Diluted	143,244	105,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(16,415)	$(27,823)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedges arising during the period	909	3,376
Reclassification adjustments for loss on hedges included in net loss	3,490	3,440
Income taxes on unrealized gain on hedges	(1,556)	(2,317)
Unrealized gain on hedges, net of tax	2,843	4,499
Foreign currency translation gain (loss) arising during the period	3,108	(6,575)
Reclassification adjustment for translation loss realized upon liquidation	—	289
Foreign currency translation gain (loss)	3,108	(6,286)
Other comprehensive income (loss), net of tax	5,951	(1,787)
Comprehensive loss	$(10,464)	$(29,610)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,415)	$(27,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,858	31,565
Amortization of debt discount	1,144	1,567
Amortization of debt issuance costs	1,358	3,837
Share-based compensation	2,772	1,408
Deferred income taxes	(4,685)	(8,931)
Equity in losses of investment	152	123
Loss on disposition of assets, net	39	—
Unrealized gain and ineffectiveness on derivative contracts, net	(1,072)	(4,349)
Changes in operating assets and liabilities:
Accounts receivable, net	36,130	31,522
Other current assets	(4,814)	(2,505)
Income tax receivable	(1,148)	(2,815)
Accounts payable and accrued liabilities	6,697	(21,108)
Other non-current, net	(22,167)	(1,684)
Net cash provided by operating activities	28,849	807

Cash flows from investing activities:
Capital expenditures	(48,000)	(22,869)
Distribution from equity investment	—	1,200
Proceeds from sale of equity investment	—	25,000
Proceeds from sale of assets	—	10,887
Net cash provided by (used in) investing activities	(48,000)	14,218

Cash flows from financing activities:
Repayment of Nordea Q5000 Loan	(8,929)	(8,929)
Repayment of Term Loan	(6,409)	(7,500)
Repayment of MARAD Debt	(3,073)	(2,927)
Debt issuance costs	(54)	(1,211)
Net proceeds from issuance of common stock	219,509	—
Payments related to tax withholding for share-based compensation	(1,306)	(173)
Proceeds from issuance of ESPP shares	144	600
Net cash provided by (used in) financing activities	199,882	(20,140)

Effect of exchange rate changes on cash and cash equivalents	348	(893)
Net increase (decrease) in cash and cash equivalents	181,079	(6,008)
Cash and cash equivalents:
Balance, beginning of year	356,647	494,192
Balance, end of period	$537,726	$488,184
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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and are consistent in all material respects with those applied in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our balance sheet as of December 31, 2016 included herein has been derived from the audited balance sheet as of December 31, 2016 included in our 2016 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount was not affected by this guidance. We adopted this guidance prospectively in the first quarter of 2017. Prior periods were not retrospectively adjusted.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Our restricted stock typically vests in the beginning of each year. Our income tax benefit for the three-month period ended March 31, 2017 was reduced by $0.4 million as a result of the adoption of this guidance in the first quarter of 2017. Otherwise, the adoption of this guidance had no material impact on our consolidated financial statements.

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
Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to maximizing production economics. We provide services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and have recently expanded our operations into Brazil with the commencement of operations of the Siem Helix 1. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 11).

Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we rent out on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels to be used in connection with our contracts to provide well intervention services offshore Brazil. We currently have a semi-submersible well intervention vessel under construction, the Q7000. We previously owned the Helix 534, which we sold in December 2016. We returned the Skandi Constructor to its owner in March 2017 upon the expiration of its charter.

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates three chartered ROV support vessels. Another chartered ROV support vessel, the Grand Canyon III, is expected to be in service for us in May 2017.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamic positioning floating production vessel, and the Helix Fast Response System (the “HFRS”), which provides certain operators access to our Q4000 and HP I vessels in the event of a well control incident in the Gulf of Mexico. The HP I has been under contract to process production from the Phoenix field for the field operator since February 2013. We currently operate under a fixed fee agreement for the HP I for service to the Phoenix field until at least June 1, 2023. The agreement providing various operators with access to the HFRS for well control purposes was recently amended effective February 1, 2017 to reduce the retainer fee and to extend the term of the agreement by one year to March 31, 2019. The Production Facilities segment also includes our ownership interest in Independence Hub, LLC (“Independence Hub”) and previously included our former ownership interest in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) that we sold in February 2016 (Note 5).
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Note receivable (1)	$10,000	$10,000
Prepaid insurance	4,492	4,426
Other prepaids	8,829	9,547
Deferred costs (2)	13,466	7,971
Spare parts inventory	2,482	2,548
Income tax receivable	2,005	880
Value added tax receivable	957	1,345
Other	1,208	671
Total other current assets	$43,439	$37,388

(1)
Relates to the balance of the promissory note we received in connection with the sale of our former Ingleside spoolbase in January 2014. Interest on the note is payable quarterly at a rate of 6% per annum. The remaining $10 million principal balance, which was due on December 31, 2016, was not paid when due. We expect to collect the full balance of this note receivable.

(2)	Primarily reflects the associated deferred mobilization costs to be amortized within 12 months from the balance sheet date with respect to certain long-term contracts.

Other assets, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Note receivable, net (1)	$3,129	$2,827
Prepaids	8,262	6,418
Deferred dry dock costs, net	13,413	14,766
Deferred costs (2)	44,182	30,738
Deferred financing costs, net (3)	3,121	3,745
Charter fee deposit (4)	12,544	12,544
Other	1,914	1,511
Total other assets, net	$86,565	$72,549

(1)
In 2016, we entered into an agreement with one of our customers to defer their payment obligations until June 30, 2018. On March 30, 2017, we entered into a new agreement with this customer, in which we agreed to forgive all but $4.3 million of our outstanding receivables due from the customer, and in exchange we received redeemable convertible bonds that approximated that amount. The bonds are redeemable by the customer at any time and the maturity date of the bonds is December 14, 2019. Interest at a rate of 5% per annum is payable on the bonds annually. Amounts presented, net of allowance of $1.2 million at March 31, 2017 and $4.2 million at December 31, 2016, reflect our estimated fair value of the note receivable.

(2)	Primarily reflects the associated deferred mobilization costs to be amortized after 12 months from the balance sheet date through the end of the applicable term of certain long-term contracts.

(3)	Represents unamortized debt issuance costs related to our Revolving Credit Facility (Note 6).

(4)	Deposit amount will be used to reduce our final charter payments for the Siem Helix 2.

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Accrued payroll and related benefits	$21,429	$20,705
Deferred revenue	10,114	8,911
Accrued interest	2,998	3,758
Derivative liability (Note 14)	16,216	18,730
Taxes payable excluding income tax payable	1,941	1,214
Other	5,322	5,296
Total accrued liabilities	$58,020	$58,614

Other non-current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Investee losses in excess of investment (Note 5)	$10,390	$10,238
Deferred gain on sale of property (1)	5,751	5,761
Deferred revenue	8,802	8,598
Derivative liability (Note 14)	17,352	20,191
Other	7,647	8,197
Total other non-current liabilities	$49,942	$52,985

(1)	Relates to the sale and lease-back of our office and warehouse property located in Aberdeen, Scotland in January 2016. The deferred gain is amortized over a 15-year minimum lease term.
Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016

Interest paid, net of interest capitalized	$3,557	$7,483
Income taxes paid	$1,233	$2,593

Our non-cash investing activities include property and equipment capital expenditures that are incurred but not yet paid. These non-cash capital expenditures totaled $19.7 million as of March 31, 2017 and $10.1 million as of December 31, 2016.
Note 5 — Equity Investments

We have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”) that we account for using the equity method of accounting. We previously had a 50% ownership interest in Deepwater Gateway, L.L.C., which we sold in February 2016 to a subsidiary of Genesis Energy, L.P., the other owner, for $25 million with no resulting gain or loss. We also received a cash distribution of $1.2 million from Deepwater Gateway in February 2016. Equity investments are included in our Production Facilities segment.

Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. Our share of the losses reported by Independence Hub exceeded the carrying amount of our investment by $10.4 million as of March 31, 2017 and $10.2 million at December 31, 2016 reflecting our share of Independence Hub’s obligations (primarily its estimated asset retirement obligations to decommission the platform), net of remaining working capital. This liability is reflected in “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.
Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2017 are as follows (in thousands):

	Term Loan	2022 Notes	2032 Notes (1)	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$25,634	$—	$—	$6,375	$35,715	$67,724
One to two years	160,215	—	—	6,693	35,714	202,622
Two to three years	—	—	—	7,027	35,714	42,741
Three to four years	—	—	—	7,378	80,357	87,735
Four to five years	—	—	—	7,746	—	7,746
Over five years	—	125,000	60,115	44,930	—	230,045
Total debt	185,849	125,000	60,115	80,149	187,500	638,613
Current maturities	(25,634)	—	—	(6,375)	(35,715)	(67,724)
Long-term debt, less current maturities	160,215	125,000	60,115	73,774	151,785	570,889
Unamortized debt discount (2)	—	(15,873)	(2,077)	—	—	(17,950)
Unamortized debt issuance costs (3)	(1,159)	(2,694)	(185)	(4,879)	(2,358)	(11,275)
Long-term debt	$159,056	$106,433	$57,853	$68,895	$149,427	$541,664

(1)
Beginning in March 2018, the holders of our Convertible Senior Notes due 2032 may require us to repurchase these notes or we may at our option elect to repurchase these notes. The notes will mature in March 2032.

(2)
Our Convertible Senior Notes due 2022 will increase to their face amount through accretion of non-cash interest charges through May 2022. Our Convertible Senior Notes due 2032 will increase to their face amount through accretion of non-cash interest charges through March 2018.

(3)	Debt issuance costs are amortized over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

In June 2013, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders pursuant to which we borrowed $300 million under a term loan (the “Term Loan”) and, subject to the terms of the Credit Agreement, may borrow additional amounts (the “Revolving Loans”) and/or obtain letters of credit under a revolving credit facility (the “Revolving Credit Facility”) up to $600 million (reduced to $400 million pursuant to the February 2016 amendment to the Credit Agreement, as described below). At March 31, 2017, we had no borrowings under the Revolving Credit Facility and our available borrowing capacity under that facility, based on the leverage ratio covenant, totaled $56.0 million, net of $2.7 million of letters of credit issued.

The Term Loan and the Revolving Loans (together, the “Loans”) bear interest, at our election, in relation to either the base rate established by Bank of America N.A. or to a LIBOR rate, provided that all Swing Line Loans (as defined in the Credit Agreement) will be base rate loans.

The Loans or portions thereof bearing interest at the base rate currently bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.00% to 3.50%. The Loans or portions thereof bearing interest at a LIBOR rate currently bear interest at the LIBOR rate selected by us plus a margin ranging from 2.00% to 4.50%. A letter of credit fee is payable by us equal to our applicable margin for LIBOR rate Loans multiplied by the daily amount available to be drawn under outstanding letters of credit. Margins on the Loans vary in relation to the consolidated interest coverage ratio, as provided by the Credit Agreement. We also pay a fixed commitment fee of 0.50% on the unused portion of our Revolving Credit Facility. The Term Loan currently bears interest at the one-month LIBOR rate plus 4.50%.

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

In connection with the February 2016 amendment of the Credit Agreement to revise certain coverage ratios and to decrease the lenders’ commitment under the Revolving Credit Facility from $600 million to $400 million, we recorded a $2.5 million interest charge to accelerate the amortization of debt issuance costs in proportion to the reduced commitment.

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

(c)
A financial covenant was established requiring us to maintain a minimum cash balance if our Consolidated Leverage Ratio is 3.50x or greater, as described below. This minimum cash balance is not required to be maintained in any particular bank account or to be segregated from other cash balances in bank accounts that we use in our ordinary course of business. Because the use of this cash is not legally restricted notwithstanding this maintenance covenant, we present it as cash and cash equivalents on our balance sheet. As of March 31, 2017, we needed to maintain an aggregate cash balance of at least $100 million in order to comply with this covenant.

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

Convertible Senior Notes Due 2022

On November 1, 2016, we completed a public offering and sale of our Convertible Senior Notes due 2022 (the “2022 Notes”) in the aggregate principal amount of $125 million. The net proceeds from the issuance of the 2022 Notes were $121.7 million, after deducting the underwriter’s discounts and commissions and offering expenses. We used net proceeds from the issuance of the 2022 Notes, as well as cash on hand, to repurchase and retire $125 million of aggregate principal amount of the 2032 Notes (see “Convertible Senior Notes Due 2032” below) in separate, privately negotiated transactions.

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

In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2022 Notes as of October 26, 2016 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 5.5 years. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. We recorded $11.0 million, net of tax, related to the carrying amount of the equity component of the 2022 Notes. The remaining unamortized amount of the debt discount of the 2022 Notes was $15.9 million at March 31, 2017 and $16.5 million at December 31, 2016.

Convertible Senior Notes Due 2032

In March 2012, we completed a public offering and sale of our Convertible Senior Notes due 2032 (the “2032 Notes”) in the aggregate principal amount of $200 million, $60 million of which are currently outstanding. The 2032 Notes bear interest at a rate of 3.25% per annum, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2012. The 2032 Notes mature on March 15, 2032, unless earlier converted, redeemed or repurchased. The 2032 Notes are convertible in certain circumstances and during certain periods at an initial conversion rate of 39.9752 shares of common stock per $1,000 principal amount (which represents an initial conversion price of approximately $25.02 per share of common stock), subject to adjustment in certain circumstances as set forth in the Indenture governing the 2032 Notes. We have the right and the intention to settle any such future conversions in cash.

Prior to March 20, 2018, the 2032 Notes are not redeemable. On or after March 20, 2018, we, at our option, may redeem some or all of the 2032 Notes in cash, at any time upon at least 30 days’ notice, at a price equal to 100% of the principal amount plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the redemption date. In addition, the holders of the 2032 Notes may require us to purchase in cash some or all of their 2032 Notes at a repurchase price equal to 100% of the principal amount of the 2032 Notes, plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the applicable repurchase date, on March 15, 2018, March 15, 2022 and March 15, 2027, or, subject to specified exceptions, at any time prior to the 2032 Notes’ maturity following a Fundamental Change (either a Change of Control or a Termination of Trading, as those terms are defined in the Indenture governing the 2032 Notes). We elected to repurchase $7.3 million, $7.6 million and $125 million, respectively, in aggregate principal amount of the 2032 Notes in June, July and November of 2016, respectively.

In connection with the issuance of the 2032 Notes, we recorded a debt discount of $35.4 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2032 Notes as of March 12, 2012 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 6.0 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. We recorded $22.5 million, net of tax, related to the carrying amount of the equity component of the 2032 Notes. The remaining unamortized amount of the debt discount of the 2032 Notes was $2.1 million at March 31, 2017 and $2.6 million at December 31, 2016.

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

Other

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements, and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and a consolidated leverage ratio, as well as the maintenance of minimum net worth, working capital and debt-to-equity requirements. As of March 31, 2017, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended March 31,
	2017	2016

Interest expense	$10,240	$13,044
Interest income	(346)	(444)
Capitalized interest	(4,668)	(1,916)
Net interest expense	$5,226	$10,684
Note 7 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three-month periods ended March 31, 2017 and 2016 were 21.9% and 25.0%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the reduced tax benefit resulting from the adoption of the new guidance for share-based payment accounting (Note 1).

We adopted a year-to-date effective tax rate method for recording income taxes for the three-month periods ended March 31, 2017 and 2016. The adoption of this method was based on our expectations at March 31, 2017 and 2016 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.

Income taxes are provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended March 31,
	2017	2016

U.S. statutory rate	35.0%	35.0%
Foreign provision	(11.1)	(9.8)
Other	(2.0)	(0.2)
Effective rate	21.9%	25.0%
Note 8 — Shareholders’ Equity

On January 10, 2017, we completed an underwritten public offering (the “Offering”) of 26,450,000 shares of our common stock at a public offering price of $8.65 per share. The net proceeds from the Offering approximated $220 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the Offering for general corporate purposes, which may include debt repayment, capital expenditures, working capital, acquisitions or investments in our subsidiaries.

The components of Accumulated Other Comprehensive Income (Loss) (“OCI”) are as follows (in thousands):

	March 31, 2017	December 31, 2016

Cumulative foreign currency translation adjustment	$(75,845)	$(78,953)
Unrealized loss on hedges, net (1)	(15,178)	(18,021)
Accumulated other comprehensive loss	$(91,023)	$(96,974)

(1)
Relates to foreign currency hedges for the Grand Canyon, Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan, and are net of deferred income taxes totaling $8.2 million at March 31, 2017 and $9.7 million at December 31, 2016 (Note 14).

Note 9 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock and the shares of restricted stock are thus considered participating securities. Under applicable accounting guidance, the undistributed earnings for each period are allocated based on the participation rights of both the common shareholders and holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, we are required to compute earnings per share (“EPS”) amounts under the two class method in periods in which we have earnings. For periods in which we have a net loss we do not use the two class method as holders of our restricted shares are not obligated to share in such losses.

The presentation of basic EPS amounts on the face of the accompanying condensed consolidated statements of operations is computed by dividing net income or loss by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.

We had net losses for the three-month periods ended March 31, 2017 and 2016. Accordingly, our diluted EPS calculation for these periods was equivalent to our basic EPS calculation since diluted EPS excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Diluted shares (as reported)	143,244	105,908
Share-based awards	261	7
Total	143,505	105,915

In addition, the following potentially dilutive shares related to the 2022 Notes and the 2032 Notes were excluded from the diluted EPS calculation because we have the right and the intention to settle any such future conversions in cash (Note 6) (in thousands):

	Three Months Ended March 31,
	2017	2016

2022 Notes	8,997	—
2032 Notes	2,403	7,995
Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plan

As of March 31, 2017, there were 2.4 million shares of our common stock available for issuance under our active long-term incentive stock-based plan, the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the three-month period ended March 31, 2017, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 3, 2017 (1)	671,771	$8.82	33% per year over three years
January 3, 2017 (2)	671,771	$12.64	100% on January 1, 2020
January 3, 2017 (3)	9,956	$8.82	100% on January 1, 2019

(1)	Reflects the grant of restricted stock to our executive officers and select management employees.

(2)
Reflects the grant of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero. For the 2017 awards, vested PSUs can only be settled in shares of our common stock.

(3)	Reflects the grant of restricted stock to certain independent members of our Board of Directors (the “Board”) who have made an election to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting periods on a straight-line basis. We elected to account for forfeitures when they occur upon the adoption of the new guidance for employee share-based payment accounting (Note 1). For the three-month periods ended March 31, 2017 and 2016, $2.0 million and $1.4 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured based on the estimated fair value at the balance sheet date and changes in fair value of the awards are recognized in earnings. Cumulative compensation cost for vested liability PSU awards equals the actual cash payout amount upon vesting. The 2017 awards are accounted for as equity awards whereas awards made prior to 2017 are accounted for as liability awards. For the three-month periods ended March 31, 2017 and 2016, $2.2 million and $1.0 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for unvested PSUs was $8.0 million at March 31, 2017 and $7.1 million at December 31, 2016. We paid $0.6 million in cash to settle the 2014 grant of PSUs when they vested in January 2017.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.7 million shares were available for issuance as of March 31, 2017. In February 2016, we suspended ESPP purchases for the January through April 2016 purchase period and indefinitely imposed a purchase limit of 130 shares per employee for subsequent purchase periods.

For more information regarding our employee benefit plans, including our long-term incentive stock-based and cash plans and our employee stock purchase plan, see Note 12 to our 2016 Form 10-K.
Note 11 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes IRSs, some of which we rent out on a stand-alone basis, and SILs. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer and the chartered Siem Helix 1 and Siem Helix 2 vessels. We previously owned the Helix 534, which we sold in December 2016. We returned the Skandi Constructor to its owner in March 2017 upon the expiration of its charter. Our Robotics segment includes ROVs, trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates three chartered ROV support vessels. Our Production Facilities segment includes the HP I, the HFRS and our investment in Independence Hub that is accounted for under the equity method, and previously included our former ownership interest in Deepwater Gateway that we sold in February 2016 (Note 5). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance primarily based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues —
Well Intervention	$74,621	$46,056
Robotics	21,968	31,994
Production Facilities	16,375	18,482
Intercompany elimination	(8,436)	(5,493)
Total	$104,528	$91,039

Income (loss) from operations —
Well Intervention	$1,418	$(16,688)
Robotics	(16,306)	(12,750)
Production Facilities	6,924	7,183
Corporate and other	(9,962)	(8,669)
Intercompany elimination	221	168
Total	$(17,705)	$(30,756)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Well Intervention	$1,373	$641
Robotics	7,063	4,852
Total	$8,436	$5,493

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	March 31, 2017	December 31, 2016

Well Intervention	$1,678,774	$1,596,517
Robotics	167,949	186,901
Production Facilities	154,753	158,192
Corporate and other	430,814	305,331
Total	$2,432,290	$2,246,941
Note 12 — Commitments and Contingencies and Other Matters

Commitments

We have charter agreements for the Grand Canyon, Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. In February 2016, we amended the charter agreements to reduce the charter rates and, in connection with these reductions, to extend the terms to October 2019 for the Grand Canyon, to April 2021 for the Grand Canyon II and to May 2023 for the Grand Canyon III. We also have a charter agreement for the Deep Cygnus that expires in March 2018.

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000. This contract is for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% is to be paid upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. We agreed to pay the shipyard incremental costs in connection with the contract amendments to extend the scheduled delivery of the Q7000 and to defer certain payment obligations. Incremental costs are capitalized as they are incurred during the construction of the vessel. At March 31, 2017, our total investment in the Q7000 was $199.5 million, including $138.4 million of installment payments to the shipyard.

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

The Siem Helix 1 vessel was delivered to us and the charter term began on June 14, 2016 and after integration of our topside equipment onboard transited to Brazil. After a prolonged inspection and acceptance process, the vessel was accepted by Petrobras and commenced operations on April 14, 2017. We have agreed with Petrobras to commence operations at reduced day rates as we work through certain items identified in the vessel acceptance process. The Siem Helix 2 was delivered to us and the charter term began on February 10, 2017. We are currently integrating and commissioning our topside equipment onboard the vessel, and we anticipate that the vessel will commence operations for Petrobras late in the fourth quarter of 2017. At March 31, 2017, our total investment in the topside equipment for the two vessels was $247.8 million.

Contingencies and Claims

We believe that there are currently no contingencies that would have a material adverse effect on our financial position, results of operations or cash flows.

Litigation

On July 31, 2015, a purported stockholder, Parviz Izadjoo, filed a class action lawsuit styled Parviz Izadjoo v. Owen Kratz and Helix Energy Solutions Group, Inc. against the Company and Mr. Kratz, our President and Chief Executive Officer, in the United States District Court for the Southern District of Texas on behalf of a putative class of all purchasers of shares of our common stock between October 21, 2014, and July 21, 2015, inclusive (the “Class Period”). The lawsuit asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5 as to both us and Mr. Kratz, and Section 20(a) of the Exchange Act against Mr. Kratz, based on alleged misrepresentations and omissions in SEC filings and other public disclosures regarding projections for 2015 dry docks of two of our vessels working in the Gulf of Mexico that allegedly caused the price at which putative class members bought stock during the proposed class period to be artificially inflated. On January 28, 2016, the judge in the case approved a motion for the appointment of lead plaintiff and lead counsel. On March 14, 2016, the plaintiffs filed an amended class action complaint, adding Mr. Tripodo (our Executive Vice President and Chief Financial Officer) and Mr. Chamblee (our former Executive Vice President and Chief Operating Officer) as individual defendants, alleging the same types of claims made in the original complaint (alleged violations during the Class Period of Section 10(b) of the Exchange Act and SEC Rule 10b-5 with respect to all defendants, and Section 20(a) of the Exchange Act against the individual defendants), but asserting that the alleged misrepresentations and omissions in SEC filings and other public disclosures are related to the condition of and repairs to certain equipment aboard the Q4000 vessel. The defendants filed a motion to dismiss on April 28, 2016, and on February 14, 2017, the defendants’ motion to dismiss the complaint was granted. The dismissal was without prejudice, with leave for plaintiff to amend the complaint by no later than March 17, 2017. The plaintiff did not amend the complaint by that deadline.

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

	Fair Value Measurements at March 31, 2017 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$569	$—	$569	(c)

Liabilities:
Foreign exchange contracts	$—	$23,547	$—	$23,547	(c)
Interest rate swaps	—	362	—	362	(c)
Total liability	$—	$23,340	$—	$23,340

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$451	$—	$451	(c)

Liabilities:
Foreign exchange contracts	—	38,170	—	38,170	(c)
Interest rate swaps	—	751	—	751	(c)
Total net liability	$—	$38,470	$—	$38,470

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

The carrying values and estimated fair values of our long-term debt are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)

Term Loan (matures June 2018)	$185,849	$187,475	$192,258	$192,258
Nordea Q5000 Loan (matures April 2020)	187,500	184,806	196,429	192,746
MARAD Debt (matures February 2027)	80,149	93,644	83,222	92,049
2022 Notes (mature May 2022)	125,000	123,750	125,000	130,156
2032 Notes (mature March 2032)	60,115	60,265	60,115	59,965
Total debt	$638,613	$649,940	$657,024	$667,174

(1)	Carrying value includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

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

Note 14 — Derivative Instruments and Hedging Activities

Our business is exposed to market risks associated with interest rates and foreign currency exchange rates. Our risk management activities involve the use of derivative financial instruments to hedge the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we enter into certain derivative contracts, including interest rate swaps and foreign currency exchange contracts. All derivative instruments are reflected in the accompanying condensed consolidated balance sheets at fair value.

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

For additional information regarding our accounting for derivative instruments, see Notes 2 and 18 to our 2016 Form 10-K.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In September 2013, we entered into various interest rate swap contracts to fix the interest rate on $148.1 million of our Term Loan borrowings. These swap contracts, which were settled monthly, expired in October 2016. Additionally, in June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan borrowings (Note 6). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps are deferred to the extent the swaps are effective. These changes are recorded as a component of Accumulated OCI until the anticipated interest is recognized as interest expense. The ineffective portion of the interest rate swaps, if any, is recognized immediately in earnings within the line titled “Net interest expense.” The amount of ineffectiveness associated with our interest rate swap contracts was immaterial for all periods presented.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to our vessel charters that are denominated in foreign currencies.

In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. In December 2015, we de-designated the foreign currency exchange contracts associated with the charter payment obligations for the Grand Canyon II and Grand Canyon III vessels that no longer qualified for cash flow hedge accounting treatment and we re-designated the hedging relationship between a portion of these contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring. Unrealized losses associated with the effective portion of our foreign currency exchange contracts that qualify for hedge accounting treatment are included in our Accumulated OCI (net of tax). Reflected in “Other income (expense), net” in the accompanying condensed consolidated statements of operations are changes in unrealized losses associated with the foreign currency exchange contracts that are no longer designated as cash flow hedges. Hedge ineffectiveness also is reflected in “Other income (expense), net.” There were no gains or losses associated with hedge ineffectiveness for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2016, we recorded unrealized losses of $0.4 million related to the Grand Canyon and Grand Canyon III hedge ineffectiveness.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other assets, net	$569	Other assets, net	$451
		$569		$451

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$12,167	Accrued liabilities	$14,056
Interest rate swaps	Accrued liabilities	362	Accrued liabilities	751
Foreign exchange contracts	Other non-current liabilities	11,380	Other non-current liabilities	13,383
		$23,909		$28,190

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$3,687	Accrued liabilities	$3,923
Foreign exchange contracts	Other non-current liabilities	5,972	Other non-current liabilities	6,808
		$9,659		$10,731

The following tables present the impact that derivative instruments designated as hedging instruments had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of March 31, 2017, $8.1 million of losses in Accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivative Instruments, Net of Tax (Effective Portion)
	Three Months Ended March 31,
	2017	2016

Foreign exchange contracts	$2,530	$5,822
Interest rate swaps	313	(1,323)
	$2,843	$4,499

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
		Three Months Ended March 31,
		2017	2016

Foreign exchange contracts	Cost of sales	$(3,221)	$(2,863)
Interest rate swaps	Net interest expense	(269)	(577)
		$(3,490)	$(3,440)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Gain Recognized in Earnings on Derivative Instruments	Gain Recognized in Earnings on Derivative Instruments
		Three Months Ended March 31,
		2017	2016

Foreign exchange contracts	Other income (expense), net	$52	$2,531
		$52	$2,531

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

•
unexpected delays in the delivery or chartering or customer acceptance, and terms of acceptance, of new vessels for our well intervention and robotics fleet, including the Q7000, the Grand Canyon III, and the Siem Helix 2 to be used to perform contracted well intervention work offshore Brazil;

•	the ability to work through the items identified in the Siem Helix 1 acceptance process and the timing thereof;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets, including the Q4000, the Q5000 and the Siem Helix 1;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments;

•	the impact of the vote in the U.K. to exit the European Union, known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

Our actual results could differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 1A. “Risk Factors” in our 2016 Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. From time to time, we make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. Our well intervention fleet has expanded following the delivery of the Siem Helix 2 chartered vessel in February 2017 and is expected to further expand following the completion and delivery of the Q7000, a newbuild semi-submersible vessel, in 2018. Chartering newer vessels with additional capabilities, including the Grand Canyon III chartered vessel which is expected to be in service for us in May 2017, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also benefit by our fixed fee agreement for the HP I servicing the Phoenix field for the field operator until at least June 1, 2023.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to customers, combining marine support with well access and control technologies. In April 2015, we and OneSubsea agreed to jointly develop and ordered a 15,000 working p.s.i. IRS, which is expected to be completed in the second half of 2017 for a total cost of approximately $28 million (approximately $14 million for our 50% interest). At March 31, 2017, our total investment in the IRS was $8.6 million. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). The ROAM is expected to be available to customers in the third quarter of 2017.

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

Helix Fast Response System

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS centers on two of our vessels, the HP I and the Q4000, both of which played a key role in the Macondo well control and containment efforts and are currently operating in the Gulf of Mexico. The HFRS provides industry participants with a response resource to be named in permit applications to federal and state agencies in exchange for a retainer fee. The HFRS agreements specify the day rates to be charged should the HFRS be deployed in connection with a well control incident. The agreement providing access to the HFRS was recently amended effective February 1, 2017 to reduce the retainer fee and to extend the term of the agreement by one year to March 31, 2019.

RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our consolidated results of operations.

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and have recently expanded our operations into Brazil with the commencement of operations of the Siem Helix 1. In addition to servicing the oil and gas market, our Robotics operations are contracted for the development of renewable energy projects (wind farms). As of March 31, 2017, our consolidated backlog that is supported by written agreements or contracts totaled $1.9 billion, of which $353.7 million is expected to be performed over the remainder of 2017. The substantial majority of our backlog is associated with our Well Intervention business segment. As of March 31, 2017, our well intervention backlog was $1.5 billion, including $280.6 million expected to be performed over the remainder of 2017. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 88% of our total backlog as of March 31, 2017. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, renegotiated, deferred, canceled and in many cases modified while in progress, and reduced rates, fines and penalties may be imposed by our customers.

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

We measure our operating performance based on EBITDA, a non-GAAP financial measure that is commonly used but is not a recognized accounting term under U.S. GAAP. We use EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measure of EBITDA provides useful information to the public regarding our ability to service debt and fund capital expenditures and may help our investors understand our operating performance and compare our results to other companies that have different financing, capital and tax structures.

We define EBITDA as earnings before income taxes, net interest expense, net other income or expense, and depreciation and amortization expense. To arrive at our measure of Adjusted EBITDA, we exclude gain or loss on disposition of assets. In addition, we include realized losses from the cash settlements of our ineffective foreign currency exchange contracts, which are excluded from EBITDA as a component of net other income or expense. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise footnoted.

Other companies may calculate their measures of EBITDA and Adjusted EBITDA differently from the way we do, which may limit their usefulness as comparative measures. Because EBITDA and Adjusted EBITDA are not financial measures calculated in accordance with U.S. GAAP, they should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income or other income data prepared in accordance with U.S. GAAP. The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Net loss	$(16,415)	$(27,823)
Adjustments:
Income tax benefit	(4,601)	(9,288)
Net interest expense	5,226	10,684
Other (income) expense, net	535	(1,880)
Depreciation and amortization	30,858	31,565
EBITDA	15,603	3,258
Adjustments:
Loss on disposition of assets, net	39	—
Realized losses from cash settlements of ineffective foreign currency exchange contracts	(1,020)	(2,236)
Adjusted EBITDA	$14,622	$1,022

Comparison of Three Months Ended March 31, 2017 and 2016

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016
Net revenues —
Well Intervention	$74,621	$46,056	$28,565
Robotics	21,968	31,994	(10,026)
Production Facilities	16,375	18,482	(2,107)
Intercompany elimination	(8,436)	(5,493)	(2,943)
	$104,528	$91,039	$13,489

Gross profit (loss) —
Well Intervention	$5,111	$(13,681)	$18,792
Robotics	(12,751)	(10,348)	(2,403)
Production Facilities	7,045	7,398	(353)
Corporate and other	(451)	(467)	16
Intercompany elimination	221	168	53
	$(825)	$(16,930)	$16,105

Gross margin —
Well Intervention	7%	(30)%
Robotics	(58)%	(32)%
Production Facilities	43%	40%
Total company	(1)%	(19)%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	5/59%	5/23%
Robotics assets	59/36%	60/39%
Chartered robotics vessels	3/37%	4/52%

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016

Well Intervention	$1,373	$641	$732
Robotics	7,063	4,852	2,211
	$8,436	$5,493	$2,943

Net Revenues.  Our total net revenues increased by 15% for the three-month period ended March 31, 2017 as compared to the same period in 2016. Increased revenues for the three-month period in 2017 reflected higher revenues in our Well Intervention segment, offset in part by revenue decreases in our Robotics and Production Facilities segments.

Our Well Intervention revenues increased by 62% for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily reflecting higher vessel utilization in our North Sea region and BP’s utilization of the Q5000 in our U.S. Gulf of Mexico region. In the North Sea, the Well Enhancer was 60% utilized during the first quarter of 2017 while the vessel was 13% utilized during the same period in 2016. The Seawell was 53% utilized during the first quarter of 2017 whereas it was out of service during the same period in 2016. The Skandi Constructor had no utilization in the comparative quarter-over-quarter periods. In the Gulf of Mexico, the Q5000, which went on contracted rates under our five-year contract with BP in May 2016, was 97% utilized during the first quarter of 2017. The Q4000 was 83% utilized during the first quarter of 2017 as compared to being fully utilized during the same period in 2016. The vessel was out of service for 15 days undergoing its scheduled regulatory dry dock that commenced in mid-March of 2017.

Robotics revenues decreased by 31% for the three-month period ended March 31, 2017 as compared to the same period in 2016. The decrease primarily reflected the reduction and lower utilization of our Robotics assets, including our chartered vessels, and accepting work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn. Utilization of our chartered ROV support vessels decreased primarily reflecting reduction in work opportunities as a result of further market deterioration in the offshore energy industry.

Our Production Facilities revenues decreased by 11% for the three-month period ended March 31, 2017 as compared to the same period in 2016, which reflected reduced retainer fees from the amended HFRS agreement that became effective February 1, 2017 and lower revenues from the fixed fee agreement with the Phoenix field operator for the HP I starting June 1, 2016.

Gross Profit (Loss).  Our total gross profit increased by 95% for the three-month period ended March 31, 2017 as compared to the same period in 2016. The gross profit related to our Well Intervention segment increased by 137% for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily reflecting higher vessel utilization in our North Sea region and BP’s utilization of the Q5000 in our U.S. Gulf of Mexico region as previously discussed.

The gross profit associated with our Robotics segment decreased by 23% for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily reflecting decreased utilization for our Robotics assets, including our chartered vessels, and accepting work with lower profit margins.

The gross profit related to our Production Facilities segment decreased by 5% for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily reflecting revenue decreases for the HFRS and the HP I.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $3.0 million for the three-month period ended March 31, 2017 as compared to the same period in 2016. The increase was primarily attributable to payroll related costs associated with our variable performance-based incentive compensation programs (Note 10) and a $1.2 million charge during the first quarter of 2017 associated with the provision for uncertain collection of a portion of our existing trade receivables related to our Robotics segment.

Net Interest Expense.  Our net interest expense decreased by $5.5 million for the three-month period ended March 31, 2017 as compared to the same period in 2016. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $4.7 million for the three-month period ended March 31, 2017 as compared to $1.9 million for the same period in 2016. In addition, interest expense for the three-month period ended March 31, 2016 included a $2.5 million charge to accelerate the amortization of debt issuance costs in proportion to the reduced commitment under our Revolving Credit Facility in February 2016 (Note 6).

Other Income (Expense), Net.  We reported other expense, net, of $0.5 million for the three-month period ended March 31, 2017 as compared to other income, net, of $1.9 million for the same period in 2016. Net other expense for the three-month period ended March 31, 2017 primarily reflected $0.6 million related to foreign currency transaction losses. Net other income for the three-month period ended March 31, 2016 primarily reflected net gains associated with our foreign currency exchange contracts, including gains totaling $2.5 million related to contracts that were not designated as cash flow hedges and losses totaling $0.4 million related to our hedge ineffectiveness (Note 14).

Income Tax Benefit.  Income tax benefit was $4.6 million for the three-month period ended March 31, 2017 as compared to $9.3 million for the same period in 2016. The variance primarily reflected a decrease in pretax loss in the current year period. The effective tax rate was 21.9% for the three-month period ended March 31, 2017 as compared to 25.0% for the same period in 2016. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the reduced tax benefit resulting from the adoption of the new guidance for share-based payment accounting (Note 1).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31, 2017	December 31, 2016

Net working capital	$457,432	$336,387
Long-term debt (1)	$541,664	$558,396
Liquidity (2)	$593,764	$375,504

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility. Our liquidity at March 31, 2017 included cash and cash equivalents of $537.7 million (including $100 million of minimum cash balance required by our Credit Agreement) and $56.0 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2016 included cash and cash equivalents of $356.6 million and $18.9 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	March 31, 2017	December 31, 2016

Term Loan (matures June 2018)	$184,690	$190,867
Nordea Q5000 Loan (matures April 2020)	185,142	193,879
MARAD Debt (matures February 2027)	75,270	78,221
2022 Notes (mature May 2022) (1)	106,433	105,697
2032 Notes (mature March 2032) (2)	57,853	57,303
Total debt	$609,388	$625,967

(1)	The 2022 Notes will increase to their face amount through accretion of non-cash interest charges through May 1, 2022.

(2)
The 2032 Notes will increase to their face amount through accretion of non-cash interest charges through March 15, 2018, which is the first date on which the holders of the notes may require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$28,849	$807
Investing activities	$(48,000)	$14,218
Financing activities	$199,882	$(20,140)

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

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and a consolidated leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of March 31, 2017 and December 31, 2016, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to access the full available commitment under our Revolving Credit Facility may be impacted. At March 31, 2017, our available borrowing capacity under our Revolving Credit Facility, based on the leverage ratio covenant, was restricted to $56.0 million, net of $2.7 million of letters of credit issued. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for issuances of letters of credit. Our ability to comply with these covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, that failure could lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms and restrictions of the Credit Agreement, we may borrow and/or obtain letters of credit up to $400 million under our Revolving Credit Facility. See Note 6 for additional information relating to our long-term debt, including more information regarding our Credit Agreement, including covenants and collateral.

The 2022 Notes and the 2032 Notes can be converted to our common stock prior to their stated maturity upon certain triggering events specified in the applicable Indenture governing the notes. Beginning on March 15, 2018, the holders of the 2032 Notes may require us to repurchase these notes or we may at our own option elect to repurchase them. Because we have enough cash on hand to cover the conversion, the 2032 Notes continue to be classified as non-current liabilities on our consolidated balance sheets. No conversion triggers were met during the three-month periods ended March 31, 2017 and 2016.

Operating Cash Flows

Total cash flows from operating activities increased by $28.0 million for the three-month period ended March 31, 2017 as compared to the same period in 2016. This increase was primarily attributable to improved operations in our Well Intervention segment and improvements in our working capital, offset in part by an increase in certain of our deferred costs (Note 3).

Investing Activities

Capital expenditures consist principally of the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment such as dynamically positioned vessels, topside equipment and subsea systems. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Capital expenditures:
Well Intervention	$(47,988)	$(22,830)
Robotics	(1)	(56)
Production Facilities	—	(65)
Other	(11)	82
Distribution from equity investment	—	1,200
Proceeds from sale of equity investment (1)	—	25,000
Proceeds from sale of assets (2)	—	10,887
Net cash provided by (used in) investing activities	$(48,000)	$14,218

(1)	Amount in 2016 reflected cash received from the sale of our former ownership interest in Deepwater Gateway (Note 5).

(2)	Amount in 2016 reflected cash received from the sale of our office and warehouse property located in Aberdeen, Scotland (Note 3).

Capital expenditures associated with our business primarily have included payments associated with the construction of our Q7000 vessels (see below) and the investment in the topside well intervention equipment for the Siem Helix 1 and Siem Helix 2 vessels chartered to perform under our agreements with Petrobras (see below).

In September 2013, we executed a second contract with the same shipyard in Singapore that constructed the Q5000. This contract is for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% is to be paid upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. We agreed to pay the shipyard incremental costs in connection with the contract amendments to extend the scheduled delivery of the Q7000 and to defer certain payment obligations. At March 31, 2017, our total investment in the Q7000 was $199.5 million, including $138.4 million of installment payments to the shipyard. We plan to incur approximately $85 million of costs related to the construction of the Q7000 over the remainder of 2017.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with Petrobras’s options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. The Siem Helix 1 commenced its operations for Petrobras in April 2017. The Siem Helix 2 is expected to be in service for Petrobras late in the fourth quarter of 2017. We have invested $247.8 million as of March 31, 2017 and plan to invest approximately $38 million in the topside equipment over the remainder of 2017.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity financing activities and repayments of our long-term debt. Total cash flows from financing activities increased by $220 million for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily reflecting net proceeds we received from our underwritten public equity offering in January 2017 (Note 8).

Outlook

We anticipate that our capital expenditures and deferred dry dock costs for 2017 will approximate $210 million. We believe that our cash on hand, internally generated cash flows and availability under our Revolving Credit Facility if necessary will provide the capital necessary to continue funding our 2017 capital spending. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of March 31, 2017 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$185,849	$25,634	$160,215	$—	$—
Nordea Q5000 Loan	187,500	35,715	71,428	80,357	—
MARAD debt	80,149	6,375	13,720	15,124	44,930
2022 Notes (2)	125,000	—	—	—	125,000
2032 Notes (3)	60,115	—	—	—	60,115
Interest related to debt (4)	111,932	31,195	33,675	20,043	27,019
Property and equipment (5)	265,650	108,462	157,188	—	—
Operating leases (6)	782,982	157,725	265,177	215,075	145,005
Total cash obligations	$1,799,177	$365,106	$701,403	$330,599	$402,069

(1)
Excludes unsecured letters of credit outstanding at March 31, 2017 totaling $2.7 million. These letters of credit support various obligations, such as contractual obligations, customs duties, contract bidding and insurance activities.

(2)
Notes mature in 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $18.06 per share). At March 31, 2017, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature in 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $32.53 per share). At March 31, 2017, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2017 for variable rate debt.

(5)	Primarily reflects costs associated with our Q7000 semi-submersible vessel currently under construction and the topside equipment for the Siem Helix 2 chartered vessel (Note 12).

(6)
Operating leases include vessel charters and facility leases. At March 31, 2017, our vessel charter commitments totaled approximately $739.4 million, including the Grand Canyon III that we expect to place in service in May 2017, the Siem Helix 1, which commenced operations for Petrobras in April 2017, and the Siem Helix 2, which is expected to be in service for Petrobras late in the fourth quarter of 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements and related footnotes in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. For additional information regarding our critical accounting policies and estimates, please read our “Critical Accounting Policies and Estimates” as disclosed in our 2016 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to market risk in two areas: interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of March 31, 2017, $373.3 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. In June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan debt. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.6 million in interest expense for the three-month period ended March 31, 2017.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three-month period ended March 31, 2017, we recognized losses of $0.6 million related to foreign currency transactions in “Other income (expense), net” in our condensed consolidated statement of operations.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. In December 2015, we re-designated the hedging relationship between a portion of our foreign currency exchange contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring (Note 14). The foreign currency exchange contracts associated with the Grand Canyon charter payments and the re-designated contracts associated with the Grand Canyon II and Grand Canyon III charter payments currently qualify for cash flow hedge accounting treatment. There was no foreign currency hedge ineffectiveness for the three-month period ended March 31, 2017.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (1)
January 1 to January 31, 2017	126,212	$9.23	—	3,031,887
February 1 to February 28, 2017	245	8.48	—	3,031,887
March 1 to March 31, 2017	14,890	7.54	—	3,031,887
	141,347	$9.05	—

(1)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board and to certain employees, including shares issued to our employees under the ESPP (Note 10), increases the amount of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 10 to our 2016 Form 10-K.

Item 6.  Exhibits

The exhibits to this report are listed in the Exhibit Index on Page 42 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	April 25, 2017	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2017	By:	/s/ Anthony Tripodo
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