Form 10-Q
period 2017-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2017-10-24
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 20, 2017, 147,720,399 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$356,889	$356,647
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $2,752 and $1,778, respectively	90,480	101,825
Unbilled revenue and other	45,816	10,328
Current deferred tax assets	—	16,594
Other current assets	38,172	37,388
Total current assets	531,357	522,782
Property and equipment	2,612,407	2,450,890
Less accumulated depreciation	(878,248)	(799,280)
Property and equipment, net	1,734,159	1,651,610
Other assets, net	100,974	72,549
Total assets	$2,366,490	$2,246,941

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,412	$60,210
Accrued liabilities	60,761	58,614
Income tax payable	1,756	—
Current maturities of long-term debt	108,611	67,571
Total current liabilities	262,540	186,395
Long-term debt	395,345	558,396
Deferred tax liabilities	154,158	167,351
Other non-current liabilities	42,736	52,985
Total liabilities	854,779	965,127
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,713 and 120,630 shares issued, respectively	1,281,747	1,055,934
Retained earnings	302,326	322,854
Accumulated other comprehensive loss	(72,362)	(96,974)
Total shareholders’ equity	1,511,711	1,281,814
Total liabilities and shareholders’ equity	$2,366,490	$2,246,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2016

Net revenues	$163,260	$161,245
Cost of sales	142,119	121,061
Gross profit	21,141	40,184
Selling, general and administrative expenses	(16,374)	(18,714)
Income from operations	4,767	21,470
Equity in losses of investment	(153)	(122)
Net interest expense	(3,615)	(6,843)
Gain on early extinguishment of long-term debt	—	244
Other income (expense), net	(551)	830
Other income (expense) – oil and gas	303	(468)
Income before income taxes	751	15,111
Income tax provision (benefit)	(1,539)	3,649
Net income	$2,290	$11,462

Earnings per share of common stock:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Weighted average common shares outstanding:
Basic	145,958	113,680
Diluted	145,958	113,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2017	2016

Net revenues	$418,117	$359,551
Cost of sales	379,434	330,639
Gross profit	38,683	28,912
Loss on disposition of assets, net	(39)	—
Selling, general and administrative expenses	(46,532)	(47,493)
Loss from operations	(7,888)	(18,581)
Equity in losses of investment	(457)	(366)
Net interest expense	(15,480)	(25,007)
Gain (loss) on early extinguishment of long-term debt	(397)	546
Other income (expense), net	(619)	4,018
Other income – oil and gas	3,196	2,500
Loss before income taxes	(21,645)	(36,890)
Income tax provision (benefit)	(1,117)	(9,858)
Net loss	$(20,528)	$(27,032)

Loss per share of common stock:
Basic	$(0.14)	$(0.25)
Diluted	$(0.14)	$(0.25)

Weighted average common shares outstanding:
Basic	145,057	109,135
Diluted	145,057	109,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2017	2016

Net income	$2,290	$11,462
Other comprehensive income, net of tax:
Unrealized gain on hedges arising during the period	2,297	4,418
Reclassification adjustments for loss on hedges included in net income	3,383	3,157
Income taxes on unrealized gain on hedges	(1,992)	(2,683)
Unrealized gain on hedges, net of tax	3,688	4,892
Foreign currency translation gain (loss)	5,513	(3,611)
Other comprehensive income, net of tax	9,201	1,281
Comprehensive income	$11,491	$12,743

	Nine Months Ended September 30,
	2017	2016

Net loss	$(20,528)	$(27,032)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedges arising during the period	4,141	5,450
Reclassification adjustments for loss on hedges included in net loss	10,822	9,651
Income taxes on unrealized gain on hedges	(5,256)	(5,236)
Unrealized gain on hedges, net of tax	9,707	9,865
Foreign currency translation gain (loss) arising during the period	14,905	(24,827)
Reclassification adjustment for translation loss realized upon liquidation	—	289
Foreign currency translation gain (loss)	14,905	(24,538)
Other comprehensive income (loss), net of tax	24,612	(14,673)
Comprehensive income (loss)	$4,084	$(41,705)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,528)	$(27,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,670	84,846
Amortization of debt discount	3,487	4,655
Amortization of debt issuance costs	5,238	6,430
Share-based compensation	7,613	4,351
Deferred income taxes	(3,019)	(6,726)
Equity in losses of investment	457	366
Loss on disposition of assets, net	39	—
(Gain) loss on early extinguishment of long-term debt	397	(546)
Unrealized gain and ineffectiveness on derivative contracts, net	(4,291)	(9,282)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,709)	(27,346)
Other current assets	(12,145)	(10,853)
Income tax receivable	2,742	20,576
Accounts payable and accrued liabilities	30,675	(1,794)
Other non-current, net	(40,303)	(22,201)
Net cash provided by operating activities	31,323	15,444

Cash flows from investing activities:
Capital expenditures	(131,428)	(79,353)
Distribution from equity investment	—	1,200
Proceeds from sale of equity investment	—	25,000
Proceeds from sale of assets	10,000	10,887
Net cash used in investing activities	(121,428)	(42,266)

Cash flows from financing activities:
Proceeds from term loan	100,000	—
Repayment of term loan	(193,508)	(30,500)
Repayment of Nordea Q5000 Loan	(26,786)	(26,786)
Repayment of MARAD Debt	(6,222)	(5,926)
Repurchase of Convertible Senior Notes due 2032	—	(13,400)
Debt issuance costs	(3,694)	(1,230)
Net proceeds from issuance of common stock	219,504	94,538
Payments related to tax withholding for share-based compensation	(1,306)	(187)
Proceeds from issuance of ESPP shares	432	708
Net cash provided by financing activities	88,420	17,217

Effect of exchange rate changes on cash and cash equivalents	1,927	(2,481)
Net increase (decrease) in cash and cash equivalents	242	(12,086)
Cash and cash equivalents:
Balance, beginning of year	356,647	494,192
Balance, end of period	$356,889	$482,106
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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and are consistent in all material respects with those applied in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our balance sheet as of December 31, 2016 included herein has been derived from the audited balance sheet as of December 31, 2016 included in our 2016 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revenue standard was originally effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods, and was subsequently deferred by one year to annual reporting periods beginning after December 15, 2017. The FASB also issued several subsequent updates containing implementation guidance on principal versus agent considerations (gross versus net revenue presentation), identifying performance obligations and accounting for licenses of intellectual property. Additionally, these updates provide narrow-scope improvements and practical expedients as well as technical corrections and improvements to the guidance. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. Our assessment at this stage is that we do not expect the new revenue standard to have a material impact on our consolidated financial statements upon adoption. We continue working on expanded disclosure requirements and documentation of new policies, procedures and controls. We currently intend on adopting this guidance using the modified retrospective method.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Our share-based awards typically vest in the beginning of each year. The adoption of this guidance had no material impact on our consolidated financial statements for the three- and nine-month periods ended September 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require application of modification accounting. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU improves the financial reporting of hedging relationships to better align risk management activities in financial statements and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to maximizing production economics. We provide services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and have expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 in mid-April 2017. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 11).

Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we rent out on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer and two chartered vessels, the Siem Helix 1 which is used and the Siem Helix 2 which is to be used in connection with our contracts to provide well intervention services offshore Brazil. We also have a semi-submersible well intervention vessel under construction, the Q7000.

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates four chartered ROV support vessels, including the Grand Canyon III that went into service for us in May 2017.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamic positioning floating production vessel, and the Helix Fast Response System (the “HFRS”), which provides certain operators access to our Q4000 and HP I vessels in the event of a well control incident in the Gulf of Mexico. The HP I has been under contract since February 2013 to process production from the Phoenix field for the field operator. We currently operate under a fixed fee agreement for the HP I for service to the Phoenix field until at least June 1, 2023. We are party to an agreement providing various operators with access to the HFRS for well control purposes, which agreement was amended effective February 1, 2017 to reduce the retainer fee and to extend the term of the agreement by one year to March 31, 2019. The Production Facilities segment also includes our ownership interest in Independence Hub, LLC (“Independence Hub”) and previously included our former ownership interest in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) that we sold in February 2016 (Note 5).
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Note receivable (1)	$—	$10,000
Prepaid insurance	2,432	4,426
Other prepaids	10,021	9,547
Deferred costs (2)	20,704	7,971
Spare parts inventory	1,598	2,548
Income tax receivable	—	880
Value added tax receivable	2,169	1,345
Other	1,248	671
Total other current assets	$38,172	$37,388

(1)
Relates to the balance of the promissory note we received in connection with the sale of our former Ingleside spoolbase in January 2014. Interest on the note was payable quarterly at a rate of 6% per annum. In June 2017, we collected the remaining $10 million principal balance of this note receivable as well as accrued interest.

(2)	Primarily reflects deferred mobilization costs associated with certain long-term contracts, which are to be amortized within 12 months from the balance sheet date.

Other assets, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Note receivable, net (1)	$3,129	$2,827
Prepaids	8,112	6,418
Deferred dry dock costs, net	14,260	14,766
Deferred costs (2)	57,934	30,738
Deferred financing costs, net (3)	2,814	3,745
Charter fee deposit (4)	12,544	12,544
Other	2,181	1,511
Total other assets, net	$100,974	$72,549

(1)
In 2016, we entered into an agreement with one of our customers to defer their payment obligations until June 30, 2018. On March 30, 2017, we entered into a new agreement with this customer in which we agreed to forgive all but $4.3 million of our outstanding receivables due from the customer in exchange for redeemable convertible bonds that approximated that amount. The bonds are redeemable by the customer at any time and the maturity date of the bonds is December 14, 2019. Interest at a rate of 5% per annum is payable on the bonds annually. We received the redeemable convertible bonds in September 2017 when all aspects of the agreement were finalized. The amount at September 30, 2017 reflected the fair value of the notes as of that date. The amount at December 31, 2016 was net of allowance of $4.2 million.

(2)	Primarily reflects deferred mobilization costs to be amortized after 12 months from the balance sheet date through the end of the applicable term of certain long-term contracts.

(3)	Represents unamortized debt issuance costs related to our revolving credit facility (Note 6).

(4)	This amount deposited with the vessel owner is to be used to reduce our final charter payments for the Siem Helix 2.

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Accrued payroll and related benefits	$29,682	$20,705
Deferred revenue	8,664	8,911
Accrued interest	2,997	3,758
Derivative liability (Note 14)	9,927	18,730
Taxes payable excluding income tax payable	1,209	1,214
Other	8,282	5,296
Total accrued liabilities	$60,761	$58,614

Other non-current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Investee losses in excess of investment (Note 5)	$8,845	$10,238
Deferred gain on sale of property (1)	5,910	5,761
Deferred revenue	8,827	8,598
Derivative liability (Note 14)	9,663	20,191
Other	9,491	8,197
Total other non-current liabilities	$42,736	$52,985

(1)	Relates to the sale and lease-back in January 2016 of our office and warehouse property located in Aberdeen, Scotland. The deferred gain is amortized over a 15-year minimum lease term.
Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2017	2016

Interest paid, net of interest capitalized	$9,002	$17,970
Income taxes paid	$3,967	$4,674

Our non-cash investing activities include property and equipment capital expenditures that are incurred but not yet paid. These non-cash capital expenditures totaled $21.7 million as of September 30, 2017 and $10.1 million as of December 31, 2016.
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

Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in the U.S. Gulf of Mexico in a water depth of 8,000 feet. Our share of the losses reported by Independence Hub exceeded the carrying amount of our investment by $8.8 million as of September 30, 2017 and $10.2 million at December 31, 2016 reflecting our share of Independence Hub’s obligations (primarily its estimated asset retirement obligations to decommission the platform), net of remaining working capital. This liability is reflected in “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2017 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2032 Notes (2)	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$6,250	$—	$60,115	$6,532	$35,714	$108,611
One to two years	11,250	—	—	6,858	35,714	53,822
Two to three years	81,250	—	—	7,200	98,215	186,665
Three to four years	—	—	—	7,560	—	7,560
Four to five years	—	125,000	—	7,937	—	132,937
Over five years	—	—	—	40,913	—	40,913
Total debt	98,750	125,000	60,115	77,000	169,643	530,508
Current maturities	(6,250)	—	(60,115)	(6,532)	(35,714)	(108,611)
Long-term debt, less current maturities	92,500	125,000	—	70,468	133,929	421,897
Unamortized debt discount (3)	—	(14,555)	(1,052)	—	—	(15,607)
Unamortized debt issuance costs (4)	(1,815)	(2,427)	(92)	(4,635)	(1,976)	(10,945)
Long-term debt	$90,685	$108,018	$(1,144)	$65,833	$131,953	$395,345

(1)	Term Loan borrowing pursuant to the Credit Agreement (amended and restated in June 2017) matures in June 2020.

(2)	The holders of our remaining Convertible Senior Notes due 2032 may require us to repurchase the notes in March 2018. Accordingly, these notes are classified as current liabilities.

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

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The amended and restated credit facility is comprised of a $100 million term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) of up to $150 million (the “Revolving Loans”). The Revolving Credit Facility permits the Company to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments up to $100 million with respect to an increase in the Revolving Credit Facility, additional term loans, or a combination thereof. The $100 million proceeds from the Term Loan as well as cash on hand were used to repay the approximately $180 million term loan then outstanding under the credit facility prior to its June 2017 amendment and restatement. At September 30, 2017, we had no borrowings under the Revolving Credit Facility and our available borrowing capacity under that facility, based on the applicable leverage ratio covenant, totaled $69.9 million, net of $4.0 million of letters of credit issued under that facility.

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

The Term Loan principal is required to be repaid in quarterly installments of 5% in the first loan year, 10% in the second loan year and 15% in the third loan year, with a balloon payment at maturity. Installment amounts are subject to adjustment for any prepayments on the Term Loan. We may elect to prepay amounts outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. We may prepay amounts outstanding under the Revolving Credit Facility without premium or penalty, and may reborrow any amounts prepaid up to the amount of the Revolving Credit Facility. The Loans mature on June 30, 2020.

The Credit Agreement and the other documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, which we consider customary for this type of transaction. The covenants include certain restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum financial ratio requirements of EBITDA to interest charges (“Consolidated Interest Coverage Ratio”) and funded debt to EBITDA (“Consolidated Total Leverage Ratio”), and provided that if there are no Loans outstanding, the funded debt ratio requirement permits us to offset a certain amount of cash against the funded debt used in the calculation (“Consolidated Net Leverage Ratio”). After the initial Term Loan is repaid in full, if there are any Loans outstanding including unreimbursed draws under letters of credit issued under the Revolving Credit Facility, we are also required to ensure that the ratio of our total secured indebtedness to EBITDA (“Consolidated Secured Leverage Ratio”) does not exceed the maximum permitted ratio. The Credit Agreement also obligates us to maintain certain cash levels depending on the type of indebtedness outstanding. These financial covenant requirements are detailed as follows:

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

(1)
This minimum cash balance is not required to be maintained in any particular bank account or to be segregated from other cash balances in bank accounts that we use in our ordinary course of business. Because the use of this cash is not legally restricted notwithstanding this maintenance covenant, we present it on our balance sheet as cash and cash equivalents. As of September 30, 2017, we were required to, and did, maintain an aggregate cash balance of at least $100 million in complying with this covenant.

We may from time to time designate one or more of our foreign subsidiaries as subsidiaries which are not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”), provided that we meet certain liquidity requirements. The debt and EBITDA of Unrestricted Subsidiaries are not included in the calculations of our financial covenants, except for the debt and EBITDA of Helix Q5000 Holdings, S.a.r.l., a wholly owned subsidiary incorporated in Luxembourg (“Q5000 Holdings”). Our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries (except Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited, a wholly owned Scottish subsidiary, and our obligations under the Credit Agreement and of such guarantors under their guarantee are secured by most of our assets of the parent, our domestic subsidiaries (other than Cal Dive I – Title XI, Inc.) and Canyon Offshore Limited, as well as pledges of up to two-thirds of the shares of certain foreign subsidiaries.

In June 2017, we recognized a $0.4 million loss to write off the unamortized debt issuance costs related to the lenders exiting from the term loan then outstanding under the credit facility prior to its June 2017 amendment and restatement, which loss is presented as “Loss on early extinguishment of long-term debt” in the accompanying consolidated statements of operations. In connection with decreases in lenders’ commitments under our revolving credit facility, in June 2017 and February 2016 we recorded interest charges of $1.6 million and $2.5 million, respectively, to accelerate the amortization of a pro-rata portion of debt issuance costs related to the lenders whose commitments were reduced.

Convertible Senior Notes Due 2022

On November 1, 2016, we completed a public offering and sale of our Convertible Senior Notes due 2022 (the “2022 Notes”) in the aggregate principal amount of $125 million. The net proceeds from the issuance of the 2022 Notes were $121.7 million after deducting the underwriter’s discounts and commissions and offering expenses. We used net proceeds from the issuance of the 2022 Notes as well as cash on hand to repurchase and retire $125 million in principal of the 2032 Notes (see “Convertible Senior Notes Due 2032” below) in separate, privately negotiated transactions.

The 2022 Notes bear interest at a rate of 4.25% per annum, and are payable semi-annually in arrears on November 1 and May 1 of each year, beginning on May 1, 2017. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions (as described in the Indenture governing the 2022 Notes) the 2022 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $13.89 per share of common stock), subject to adjustment in certain circumstances as set forth in the Indenture governing the 2022 Notes. We have the right and the intention to settle any such future conversions in cash.

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

The Indenture governing the 2022 Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee under the Indenture or the holders of not less than 25% in aggregate principal amount then outstanding under the 2022 Notes may declare the entire principal amount of all the notes, and the interest accrued on such notes, if any, to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to us or a principal subsidiary, the principal amount of the 2022 Notes together with any accrued and unpaid interest thereon will automatically be and become immediately due and payable.

In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million as required under existing accounting rules. To arrive at this discount amount, we estimated the fair value of the liability component of the 2022 Notes as of October 26, 2016 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 5.5 years. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. We recorded $11.0 million, net of tax, related to the carrying amount of the equity component of the 2022 Notes. The remaining unamortized amount of the debt discount of the 2022 Notes was $14.6 million at September 30, 2017 and $16.5 million at December 31, 2016.

Convertible Senior Notes Due 2032

In March 2012, we completed a public offering and sale of our Convertible Senior Notes due 2032 (the “2032 Notes”) in the aggregate principal amount of $200 million, $60 million of which are currently outstanding. The 2032 Notes bear interest at a rate of 3.25% per annum, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2012. The 2032 Notes mature on March 15, 2032 unless earlier converted, redeemed or repurchased. The 2032 Notes are convertible in certain circumstances and during certain periods at an initial conversion rate of 39.9752 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $25.02 per share of common stock), subject to adjustment in certain circumstances as set forth in the Indenture governing the 2032 Notes. We have the right and the intention to settle any such future conversions in cash.

Prior to March 20, 2018, the 2032 Notes are not redeemable. On or after March 20, 2018, we, at our option, may redeem some or all of the 2032 Notes in cash, at any time upon at least 30 days’ notice, at a price equal to 100% of the principal amount plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the redemption date. In addition, the holders of the 2032 Notes may require us to purchase in cash some or all of their 2032 Notes at a repurchase price equal to 100% of the principal amount of the 2032 Notes, plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the applicable repurchase date, on March 15, 2018, March 15, 2022 and March 15, 2027, or, subject to specified exceptions, at any time prior to the 2032 Notes’ maturity following a Fundamental Change (either a Change of Control or a Termination of Trading, as those terms are defined in the Indenture governing the 2032 Notes). We elected to repurchase $7.3 million, $7.6 million and $125 million, respectively, in aggregate principal amount of the 2032 Notes in June, July and November of 2016, respectively. For the three- and nine-month periods ended September 30, 2016, we recognized gains related to the repurchase of the 2032 Notes of $0.2 million and $0.5 million, respectively, which are presented as “Gain on early extinguishment of long-term debt” in the accompanying consolidated statements of operations.

In connection with the issuance of the 2032 Notes we recorded a debt discount of $35.4 million as required under existing accounting rules. To arrive at this discount amount we estimated the fair value of the liability component of the 2032 Notes as of March 12, 2012 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 6.0 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. We recorded $22.5 million, net of tax, related to the carrying amount of the equity component of the 2032 Notes. The remaining unamortized amount of the debt discount of the 2032 Notes was $1.1 million at September 30, 2017 and $2.6 million at December 31, 2016.

MARAD Debt

This U.S. government guaranteed financing (the “MARAD Debt”), pursuant to Title XI of the Merchant Marine Act of 1936 administered by the Maritime Administration, was used to finance the construction of the Q4000. The MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. The MARAD Debt is payable in equal semi-annual installments beginning in August 2002 and matures in February 2027, and initially bore interest at a floating rate that approximated AAA Commercial Paper yields plus 20 basis points. As required by the MARAD Debt agreements, in September 2005, we fixed the interest rate on the debt through the issuance of a 4.93% fixed-rate note with the same maturity date.

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

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. Q5000 Holdings may elect to prepay amounts outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt. In June 2015, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 14). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under our Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

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

Other

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of September 30, 2017, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest expense	$8,336	$10,745	$30,183	$34,224
Interest income	(792)	(833)	(2,056)	(1,713)
Capitalized interest	(3,929)	(3,069)	(12,647)	(7,504)
Net interest expense	$3,615	$6,843	$15,480	$25,007
Note 7 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation and the outcomes of tax disputes are inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three- and nine-month periods ended September 30, 2017 were (204.9)% and 5.2%, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2016 were 24.1% and 26.7%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and a change in tax position related to our foreign taxes.

We continued recording income taxes using a year-to-date effective tax rate method for the three- and nine-month periods ended September 30, 2017. The use of this method was based on our expectations at September 30, 2017 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.

Income taxes are provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign provision	(241.5)	(10.8)	2.8	(8.8)
Change in tax position (1)	—	—	(29.3)	—
Other	1.6	(0.1)	(3.3)	0.5
Effective rate	(204.9)%	24.1%	5.2%	26.7%

(1)
We consider all available evidence, both positive and negative, when determining whether a valuation allowance is required against deferred tax assets. Due to weaker near term outlook and financial results primarily associated with our Robotics segment, we currently do not anticipate generating sufficient foreign source income to fully utilize our foreign tax credits prior to their expiration. We have concluded that it is more likely than not previously recorded deferred tax assets attributable to foreign tax credits will not be realized. As a result of this change in tax position, we recorded a tax charge of $6.3 million in June 2017, which is comprised of a $2.8 million valuation allowance attributable to a foreign tax credit carryforward from 2015 and a $3.5 million charge attributable to the decision to deduct foreign taxes related to 2016 and 2017.

Note 8 — Shareholders’ Equity

On January 10, 2017, we completed an underwritten public offering (the “Offering”) of 26,450,000 shares of our common stock at a public offering price of $8.65 per share. The net proceeds from the Offering approximated $220 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds from the Offering for general corporate purposes, including debt repayment, capital expenditures, working capital and investments in our subsidiaries.

The components of Accumulated Other Comprehensive Income (Loss) (“OCI”) are as follows (in thousands):

	September 30, 2017	December 31, 2016

Cumulative foreign currency translation adjustment	$(64,048)	$(78,953)
Unrealized loss on hedges, net (1)	(8,314)	(18,021)
Accumulated other comprehensive loss	$(72,362)	$(96,974)

(1)
Relates to foreign currency hedges for the Grand Canyon, Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan, and are net of deferred income taxes totaling $4.5 million at September 30, 2017 and $9.7 million at December 31, 2016 (Note 14).

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

The presentation of basic EPS amounts on the face of the accompanying condensed consolidated statements of operations is computed by dividing net income or loss by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations for the three-month periods ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Income	Shares	Income	Shares
Basic:
Net income	$2,290		$11,462
Less: Undistributed earnings allocated to participating securities	(27)		(160)
Undistributed earnings allocated to common shares	$2,263	145,958	$11,302	113,680

Diluted:
Undistributed earnings allocated to common shares	$2,263	145,958	$11,302	113,680
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income	$2,263	145,958	$11,302	113,680

We had net losses for the nine-month periods ended September 30, 2017 and 2016. Accordingly, our diluted EPS calculation for these periods was equivalent to our basic EPS calculation since diluted EPS excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016

Diluted shares (as reported)	145,057	109,135
Share-based awards	364	308
Total	145,421	109,443

In addition, the following potentially dilutive shares related to the 2022 Notes and the 2032 Notes were excluded from the diluted EPS calculation because we have the right and the intention to settle any such future conversions in cash (Note 6) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

2022 Notes	8,997	—	8,997	—
2032 Notes	2,403	7,493	2,403	7,814
Note 10 — Employee Benefit Plans

Long-Term Incentive Stock-Based Plan

As of September 30, 2017, there were 2.4 million shares of our common stock available for issuance under our long-term incentive stock-based plan, the 2005 Long-Term Incentive Plan, as amended and restated January 1, 2017 (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2017, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 3, 2017 (1)	671,771	$8.82	33% per year over three years
January 3, 2017 (2)	671,771	$12.64	100% on January 1, 2020
January 3, 2017 (3)	9,956	$8.82	100% on January 1, 2019
April 3, 2017 (3)	8,004	$7.77	100% on January 1, 2019
July 3, 2017 (3)	14,018	$5.64	100% on January 1, 2019

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero. For the 2017 awards, vested PSUs can only be settled in shares of our common stock.

(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors (the “Board”) who have made an election to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting periods on a straight-line basis. We elected to account for forfeitures when they occur upon the adoption of the new guidance for employee share-based payment accounting (Note 1). For the three- and nine-month periods ended September 30, 2017, $1.7 million and $5.4 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2016, $1.4 million and $4.3 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured based on the estimated fair value at the balance sheet date and changes in fair value of the awards are recognized in earnings. Cumulative compensation cost for vested liability PSU awards equals the actual cash payout amount upon vesting. The 2017 awards are accounted for as equity awards whereas awards made prior to 2017 are accounted for as liability awards. For the three- and nine-month periods ended September 30, 2017, $4.0 million and $5.8 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2016, $2.5 million and $5.3 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for unvested PSUs was $10.2 million at September 30, 2017 and $7.1 million at December 31, 2016. We paid $0.6 million in cash to settle the 2014 grant of PSUs when they vested in January 2017.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.6 million shares were available for issuance as of September 30, 2017. In February 2016, we suspended ESPP purchases for the January through April 2016 purchase period and indefinitely imposed a purchase limit of 130 shares per employee for subsequent purchase periods.

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

We evaluate our performance primarily based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues —
Well Intervention	$111,522	$108,287	$299,219	$214,262
Robotics	47,049	48,897	102,078	119,805
Production Facilities	16,380	17,128	47,965	54,567
Intercompany elimination	(11,691)	(13,067)	(31,145)	(29,083)
Total	$163,260	$161,245	$418,117	$359,551

Income (loss) from operations —
Well Intervention	$16,906	$24,413	$37,356	$7,187
Robotics	(9,365)	(94)	(37,313)	(21,667)
Production Facilities	7,660	8,312	20,724	25,225
Corporate and other	(10,633)	(10,288)	(29,296)	(28,784)
Intercompany elimination	199	(873)	641	(542)
Total	$4,767	$21,470	$(7,888)	$(18,581)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Well Intervention	$3,765	$2,898	$8,033	$5,740
Robotics	7,926	10,169	23,112	23,343
Total	$11,691	$13,067	$31,145	$29,083

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30, 2017	December 31, 2016

Well Intervention	$1,774,821	$1,596,517
Robotics	179,777	186,901
Production Facilities	141,739	158,192
Corporate and other	270,153	305,331
Total	$2,366,490	$2,246,941

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

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000 for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% is to be paid upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. We agreed to pay the shipyard its incremental costs in connection with the contract amendments to extend the scheduled delivery of the Q7000 and to defer certain payment obligations. Incremental costs are capitalized as they are incurred during the construction of the vessel. At September 30, 2017, our total investment in the Q7000 was $213.6 million, including $138.4 million of installment payments to the shipyard.

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

The Siem Helix 1 vessel was delivered to us and the charter term began on June 14, 2016. The vessel was accepted by Petrobras and commenced operations on April 14, 2017, at which time we agreed with Petrobras to commence operations at reduced day rates. Our day rates improved in the third quarter as we addressed most of the items identified in the vessel acceptance process. The Siem Helix 2 was delivered to us and the charter term began on February 10, 2017. The vessel has transited to Brazil after integration and commissioning of our topside equipment onboard and is currently in the process of inspection protocol and customer equipment integration. We currently anticipate that the vessel will commence operations for Petrobras late in the fourth quarter of 2017. At September 30, 2017, our total investment in the topside equipment for the two vessels was $304.1 million.

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

	Fair Value Measurements at September 30, 2017 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$374	$—	$374	(c)

Liabilities:
Foreign exchange contracts	—	19,508	—	19,508	(c)
Interest rate swaps	—	82	—	82	(c)
Total liability	$—	$19,216	$—	$19,216

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2 (1)	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$451	$—	$451	(c)

Liabilities:
Foreign exchange contracts	—	38,170	—	38,170	(c)
Interest rate swaps	—	751	—	751	(c)
Total net liability	$—	$38,470	$—	$38,470

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

The carrying values and estimated fair values of our long-term debt are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)

Term Loan (previously scheduled to mature June 2018)	$—	$—	$192,258	$192,258
Nordea Q5000 Loan (matures April 2020)	169,643	168,583	196,429	192,746
Term Loan (matures June 2020)	98,750	99,120	—	—
MARAD Debt (matures February 2027)	77,000	83,928	83,222	92,049
2022 Notes (mature May 2022)	125,000	123,281	125,000	130,156
2032 Notes (mature March 2032)	60,115	60,077	60,115	59,965
Total debt	$530,508	$534,989	$657,024	$667,174

(1)	Carrying value includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes and the 2032 Notes was determined using Level 1 inputs under the market approach. The fair value of the Nordea Q5000 Loan, the MARAD Debt, the Term Loan maturing June 2020 and our previous term loan that was scheduled to mature June 2018 was estimated using Level 2 fair value inputs under the market approach, which was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan (Note 6). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps are deferred to the extent the swaps are effective. These changes are recorded as a component of Accumulated OCI until the anticipated interest is recognized as interest expense. The ineffective portion of the interest rate swaps, if any, is recognized immediately in earnings within the line titled “Net interest expense.” The amount of ineffectiveness associated with our interest rate swap contracts was immaterial for all periods presented.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to our vessel charters that are denominated in foreign currencies.

In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 our foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. In December 2015, we de-designated the foreign currency exchange contracts associated with the charter payment obligations for the Grand Canyon II and Grand Canyon III vessels that no longer qualified for cash flow hedge accounting treatment and we re-designated the hedging relationship between a portion of these contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring. Unrealized losses associated with the effective portion of our foreign currency exchange contracts that qualify for hedge accounting treatment are included in our Accumulated OCI (net of tax). Reflected in “Other income (expense), net” in the accompanying condensed consolidated statements of operations are changes in unrealized losses associated with the foreign currency exchange contracts that are no longer designated as cash flow hedges. Hedge ineffectiveness also is reflected in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. There were no gains or losses associated with hedge ineffectiveness for the three- and nine-month periods ended September 30, 2017 and the three-month period ended September 30, 2016. For the nine-month period ended September 30, 2016, we recorded unrealized gains of $0.1 million related to our hedge ineffectiveness.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other assets, net	$374	Other assets, net	$451
		$374		$451

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$6,945	Accrued liabilities	$14,056
Interest rate swaps	Accrued liabilities	82	Accrued liabilities	751
Foreign exchange contracts	Other non-current liabilities	6,123	Other non-current liabilities	13,383
		$13,150		$28,190

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$2,900	Accrued liabilities	$3,923
Foreign exchange contracts	Other non-current liabilities	3,540	Other non-current liabilities	6,808
		$6,440		$10,731

The following tables present the impact that derivative instruments designated as hedging instruments had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of September 30, 2017, $4.6 million of losses in Accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivative Instruments, Net of Tax (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Foreign exchange contracts	$3,620	$4,249	$9,341	$10,745
Interest rate swaps	68	643	366	(880)
	$3,688	$4,892	$9,707	$9,865

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

Foreign exchange contracts	Cost of sales	$(3,288)	$(2,663)	$(10,280)	$(8,033)
Interest rate swaps	Net interest expense	(95)	(494)	(542)	(1,618)
		$(3,383)	$(3,157)	$(10,822)	$(9,651)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Gain Recognized in Earnings on Derivative Instruments	Gain Recognized in Earnings on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

Foreign exchange contracts	Other income (expense), net	$1,050	$1,309	$1,531	$3,375
		$1,050	$1,309	$1,531	$3,375

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

This Quarterly Report on Form 10-Q contains various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements. Included in forward-looking statements are, among other things:

•	statements regarding our business strategy or any other business plans, forecasts or objectives, any or all of which are subject to change;

•	statements regarding the construction, upgrades or acquisition of vessels or equipment and any anticipated costs related thereto, including the construction of our Q7000 vessel;

•	statements regarding the commencement of commercial operations of the Siem Helix 2 chartered vessel to be used in connection with our contracts to provide well intervention services offshore Brazil;

•	statements regarding projections of revenues, gross margin, expenses, earnings or losses, working capital, debt and liquidity, or other financial items;

•	statements regarding our backlog and long-term contracts and rates thereunder;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•	statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;

•	statements regarding our trade receivables and their collectability;

•	statements regarding anticipated developments, industry trends, performance or industry ranking;

•	statements regarding general economic or political conditions, whether international, national or in the regional and local market areas in which we do business;

•	statements regarding our ability to retain key members of our senior management and other key employees;

•	statements regarding the underlying assumptions related to any projection or forward-looking statement; and

•	any other statements that relate to non-historical or future information.

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

•	the ability to continue to work through the items identified in the Siem Helix 1 acceptance process and the timing thereof;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets, including the Q4000, the Q5000 and the Siem Helix 1;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments;

•	the impact of the vote in the U.K. to exit the European Union (the “EU”), known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the impact of foreign currency fluctuations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

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

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to customers, combining marine support with well access and control technologies. In April 2015, we and OneSubsea agreed to jointly develop and ordered a 15,000 working p.s.i. IRS, which is expected to be completed mid-fourth quarter of 2017 for a total cost of approximately $28 million (approximately $14 million for our 50% interest). At September 30, 2017, our total investment in the IRS was $11.6 million. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). At September 30, 2017, our total investment in the ROAM was $1.9 million. The ROAM is expected to be available to customers in the first quarter of 2018.

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

The significant decline in oil prices since mid-year 2014 and the resulting difficult industry environment has had a significant adverse impact on investments in oil and gas exploration and production. Many oil and gas companies have terminated or not renewed contracts for many of their contracted rigs and have drastically cut investments in exploration and production as well as other operational activities. We expect these challenging industry conditions to continue through the end of 2017 and beyond if oil and gas prices fail to increase to a level conducive to increased activity levels. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for intervention work. This rig overhang combined with lower volumes of work may affect the utilization and/or rates we can achieve for our assets. In addition, despite the upward trend in global economic growth especially in emerging markets, the current volatile and uncertain macroeconomic conditions in some countries around the world, such as Brazil and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results. We continue to monitor the impact of Brexit and any exit agreements as they are negotiated, but the impact from Brexit on our business and operations will depend on the outcome of tariff, tax treaties, trade, regulatory and other negotiations, as well as the impact of Brexit on macroeconomic growth and currency volatility, which are uncertain at this time.

Many oil and gas companies are increasingly focusing on optimizing production of their existing subsea wells. We believe that we have a competitive advantage in terms of performing well intervention services efficiently. Furthermore, we believe that when oil and gas companies begin to increase overall spending levels, it will likely be for production enhancement activities rather than for exploration projects. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide abandonment services at the end of the life of a field as required by governmental regulations. Thus over the longer term, we believe that fundamentals for our business remain favorable as the need for prolongation of well life in oil and gas production is the primary driver of demand for our services.

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

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and have expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 in mid-April 2017. In addition to servicing the oil and gas market, our Robotics operations are contracted for the development of renewable energy projects (wind farms). As of September 30, 2017, our consolidated backlog that is supported by written agreements or contracts totaled $1.7 billion, of which $135.3 million is expected to be performed over the remainder of 2017. The substantial majority of our backlog is associated with our Well Intervention business segment. As of September 30, 2017, our well intervention backlog was $1.3 billion, including $94.9 million expected to be performed over the remainder of 2017. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 87% of our total backlog as of September 30, 2017. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, renegotiated, deferred, canceled and in many cases modified while in progress, and reduced rates, fines and penalties may be imposed by our customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$2,290	$11,462	$(20,528)	$(27,032)
Adjustments:
Income tax provision (benefit)	(1,539)	3,649	(1,117)	(9,858)
Net interest expense	3,615	6,843	15,480	25,007
(Gain) loss on early extinguishment of long-term debt	—	(244)	397	(546)
Other (income) expense, net	551	(830)	619	(4,018)
Depreciation and amortization	26,293	27,607	82,670	84,846
EBITDA	31,210	48,487	77,521	68,399
Adjustments:
Loss on disposition of assets, net	—	—	39	—
Realized losses from cash settlements of ineffective foreign currency exchange contracts	(758)	(1,786)	(2,759)	(5,744)
Adjusted EBITDA	$30,452	$46,701	$74,801	$62,655

Comparison of Three Months Ended September 30, 2017 and 2016

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2017	2016
Net revenues —
Well Intervention	$111,522	$108,287	$3,235
Robotics	47,049	48,897	(1,848)
Production Facilities	16,380	17,128	(748)
Intercompany elimination	(11,691)	(13,067)	1,376
	$163,260	$161,245	$2,015

Gross profit (loss) —
Well Intervention	$20,642	$28,174	$(7,532)
Robotics	(6,991)	4,953	(11,944)
Production Facilities	7,780	8,413	(633)
Corporate and other	(489)	(483)	(6)
Intercompany elimination	199	(873)	1,072
	$21,141	$40,184	$(19,043)

Gross margin —
Well Intervention	19%	26%
Robotics	(15)%	10%
Production Facilities	47%	49%
Total company	13%	25%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	5/88%	5/76%
Robotics assets	60/46%	60/57%
Chartered robotics vessels	5/80%	3/81%

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2017	2016

Well Intervention	$3,765	$2,898	$867
Robotics	7,926	10,169	(2,243)
	$11,691	$13,067	$(1,376)

Net Revenues.  Our total net revenues increased by 1% for the three-month period ended September 30, 2017 as compared to the same period in 2016. Increased revenues for the three-month period in 2017 reflected higher revenues in our Well Intervention segment, offset in part by revenue decreases in our Robotics and Production Facilities segments.

Our Well Intervention revenues increased by 3% for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting revenues generated from our well intervention operations in Brazil, offset in part by operational downtime experienced by the Well Enhancer in the North Sea and $15.6 million we recognized in the third quarter of 2016 associated with a work scope cancellation under a “take or pay” contract originally scheduled to be performed by the Q4000 in late 2016. In Brazil, the Siem Helix 1 was 96% utilized during the third quarter of 2017. Our day rates improved in the third quarter as we addressed most of the items identified in the vessel acceptance process. In the North Sea, the Well Enhancer was 84% utilized during the third quarter of 2017 while the vessel was 91% utilized during the same period in 2016. The Seawell was 97% utilized during the third quarter of 2017 as compared to being 98% utilized during the same period in 2016. In the Gulf of Mexico, the Q5000 was 75% utilized during the third quarter of 2017 primarily due to 18 idle days during the off-hire period of the BP contract. The vessel was 84% utilized during the same period in 2016. The Q4000 was 86% utilized during the third quarter of 2017 as compared to being 93% utilized during the same period in 2016.

Robotics revenues decreased by 4% for the three-month period ended September 30, 2017 as compared to the same period in 2016. The decrease primarily reflected lower utilization of our robotics assets and accepting work at reduced rates, offset in part by the addition of the Grand Canyon III to our robotics fleet and 30 additional days of spot vessel utilization in the comparable quarter-over-quarter periods. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn.

Our Production Facilities revenues decreased by 4% for the three-month period ended September 30, 2017 as compared to the same period in 2016, which reflected reduced retainer fees from the amended HFRS agreement that became effective February 1, 2017.

Gross Profit (Loss).  Our total gross profit decreased by 47% for the three-month period ended September 30, 2017 as compared to the same period in 2016. The gross profit related to our Well Intervention segment decreased by 27% for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting the $15.6 million in third quarter 2016 revenues associated with a take-or-pay contract.

The gross profit associated with our Robotics segment decreased by 241% for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting decreased utilization for our robotics assets, accepting work with lower profit margins and increased vessel costs associated with the addition of the Grand Canyon III in May 2017.

The gross profit related to our Production Facilities segment decreased by 8% for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $2.3 million for the three-month period ended September 30, 2017 primarily attributable to a $2.7 million charge in the same period in 2016 that was associated with the provision for uncertain collection of a portion of our note receivable related to our Robotics segment.

Net Interest Expense.  Our net interest expense decreased by $3.2 million for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting a decrease in interest expense and an increase in capitalized interest. The decrease in interest expense was primarily attributable to a significant reduction in our debt levels including the $80 million principal reduction of our term loan in June 2017 (Note 6). Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $3.9 million for the three-month period ended September 30, 2017 as compared to $3.1 million for the same period in 2016.

Other Income (Expense), Net.  We reported other expense, net, of $0.6 million for the three-month period ended September 30, 2017 as compared to other income, net, of $0.8 million for the same period in 2016. Net other income (expense) for the three-month periods ended September 30, 2017 and 2016 included foreign currency transaction losses totaling $1.6 million and $0.5 million, respectively. Also included in the comparable quarter-over-quarter periods were net gains of $1.1 million and $1.3 million, respectively, associated with our foreign currency exchange contracts that were not designated as cash flow hedges (Note 14).

Income Tax Provision (Benefit).  Income tax benefit was $1.5 million for the three-month period ended September 30, 2017 as compared to income tax provision of $3.6 million for the same period in 2016. The variance primarily reflected decreased profitability in the current year period. The effective tax rate was (204.9)% for the three-month period ended September 30, 2017 as compared to 24.1% for the same period in 2016. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.
Comparison of Nine Months Ended September 30, 2017 and 2016

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016
Net revenues —
Well Intervention	$299,219	$214,262	$84,957
Robotics	102,078	119,805	(17,727)
Production Facilities	47,965	54,567	(6,602)
Intercompany elimination	(31,145)	(29,083)	(2,062)
	$418,117	$359,551	$58,566

Gross profit (loss) —
Well Intervention	$47,757	$17,195	$30,562
Robotics	(29,376)	(12,008)	(17,368)
Production Facilities	21,031	25,634	(4,603)
Corporate and other	(1,370)	(1,367)	(3)
Intercompany elimination	641	(542)	1,183
	$38,683	$28,912	$9,771

Gross margin —
Well Intervention	16%	8%
Robotics	(29)%	(10)%
Production Facilities	44%	47%
Total company	9%	8%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	5/79%	5/52%
Robotics assets	60/42%	60/48%
Chartered robotics vessels	5/61%	3/63%

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016

Well Intervention	$8,033	$5,740	$2,293
Robotics	23,112	23,343	(231)
	$31,145	$29,083	$2,062

Net Revenues.  Our total net revenues increased by 16% for the nine-month period ended September 30, 2017 as compared to the same period in 2016. Increased revenues for the nine-month period in 2017 reflected higher revenues in our Well Intervention segment, offset in part by revenue decreases in our Robotics and Production Facilities segments.

Our Well Intervention revenues increased by 40% for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting higher revenues generated from all of the well intervention vessels except for the Q4000. In Brazil, the Siem Helix 1’s financial performance has improved since it commenced services for Petrobras in mid-April 2017, achieving year-to-date utilization of 96%. In the North Sea, the Well Enhancer was 81% utilized during the first nine months of 2017 while the vessel was 60% utilized during the same period in 2016. The Seawell was 84% utilized during the first nine months of 2017 whereas it was 41% utilized during the same period in 2016. In the Gulf of Mexico, the Q5000 was 88% utilized during the first nine months of 2017 as compared to being 56% utilized during the same period in 2016. The Q4000 was 77% utilized during the first nine months of 2017 as compared to being 97% utilized during the same period in 2016. Additionally in the third quarter of 2016, we recognized $15.6 million associated with a work scope cancellation under a contract containing “take or pay” provisions for 42 days of work originally scheduled to be performed by the Q4000 in late 2016.

Robotics revenues decreased by 15% for the nine-month period ended September 30, 2017 as compared to the same period in 2016. The decrease primarily reflected lower utilization of our robotics assets and accepting work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn.

Our Production Facilities revenues decreased by 12% for the nine-month period ended September 30, 2017 as compared to the same period in 2016, which reflected reduced retainer fees from the amended HFRS agreement that became effective February 1, 2017 and lower revenues from the fixed fee agreement with the Phoenix field operator for the HP I that commenced June 1, 2016.

Gross Profit (Loss).  Our total gross profit increased by 34% for the nine-month period ended September 30, 2017 as compared to the same period in 2016. The gross profit related to our Well Intervention segment increased by 178% for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting higher revenues in our North Sea region.

The gross profit associated with our Robotics segment decreased by 145% for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting decreased utilization for our robotics assets and accepting work with lower profit margins.

The gross profit related to our Production Facilities segment decreased by 18% for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting revenue decreases for the HFRS and the HP I.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $1.0 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016. The nine-month periods ended September 30, 2017 and 2016 included charges of $1.2 million and $2.7 million, respectively, that were associated with the provision for uncertain collection of a portion of our receivables related to our Robotics segment.

Net Interest Expense.  Our net interest expense decreased by $9.5 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting increases in interest income and capitalized interest and a decrease in interest expense. Interest income totaled $2.1 million for the nine-month period ended September 30, 2017 as compared to $1.7 million for the same period in 2016. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $12.6 million for the nine-month period ended September 30, 2017 as compared to $7.5 million for the same period in 2016. The decrease in interest expense was primarily attributable to a significant reduction in our debt levels including the $80 million principal reduction of our term loan in June 2017. Interest expense for the nine-month periods ended September 30, 2017 and 2016 also included charges of $1.6 million and $2.5 million, respectively, to accelerate the amortization of a pro-rata portion of debt issuance costs related to the lenders whose commitments in our revolving credit facility were reduced (Note 6).

Gain (Loss) on Early Extinguishment of Long-Term Debt.  The $0.4 million loss for the nine-month period ended September 30, 2017 was associated with the write-off of the unamortized debt issuance costs related to the lenders exiting from the term loan then outstanding under the credit agreement prior to its June 2017 amendment and restatement (Note 6). The $0.5 million gain for the nine-month period ended September 30, 2016 was associated with the repurchases totaling $14.9 million in aggregate principal amount of our 2032 Notes in June and July of 2016.

Other Income (Expense), Net.  We reported other expense, net, of $0.6 million for the nine-month period ended September 30, 2017 as compared to other income, net, of $4.0 million for the same period in 2016. Net other income (expense) for the nine-month periods ended September 30, 2017 and 2016 included foreign currency transaction gains (losses) of $(2.2) million and $0.5 million, respectively. Also included in the comparable year-over-year periods were net gains of $1.5 million and $3.5 million, respectively, associated with our foreign currency exchange contracts primarily reflecting gains related to the contracts that were not designated as cash flow hedges (Note 14).

Income Tax Benefit.  Income tax benefit was $1.1 million for the nine-month period ended September 30, 2017 as compared to $9.9 million for the same period in 2016. The variance primarily reflected a decrease in pretax loss in the current year period as well as a tax charge attributable to a change in tax position related to our foreign taxes. The effective tax rate was 5.2% for the nine-month period ended September 30, 2017 as compared to 26.7% for the same period in 2016. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the change in tax position related to our foreign taxes (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2017	December 31, 2016

Net working capital	$268,817	$336,387
Long-term debt (1)	$395,345	$558,396
Liquidity (2)	$426,741	$375,504

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against the facility. Our liquidity at September 30, 2017 included cash and cash equivalents of $356.9 million (including $100 million of minimum cash balance required by our Credit Agreement) and $69.9 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2016 included cash and cash equivalents of $356.6 million and $18.9 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	September 30, 2017	December 31, 2016

Term Loan (previously scheduled to mature June 2018)	$—	$190,867
Nordea Q5000 Loan (matures April 2020)	167,667	193,879
Term Loan (matures June 2020)	96,935	—
MARAD Debt (matures February 2027)	72,365	78,221
2022 Notes (mature May 2022) (1)	108,018	105,697
2032 Notes (mature March 2032) (2)	58,971	57,303
Total debt	$503,956	$625,967

(1)	The 2022 Notes will increase to their face amount through accretion of non-cash interest charges through May 1, 2022.

(2)
The 2032 Notes will increase to their face amount through accretion of non-cash interest charges through March 15, 2018, which is the first date on which the holders may require us to repurchase the notes.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$31,323	$15,444
Investing activities	$(121,428)	$(42,266)
Financing activities	$88,420	$17,217

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

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of September 30, 2017 and December 31, 2016, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access our Revolving Credit Facility may be impacted. At September 30, 2017, our available borrowing capacity under our Revolving Credit Facility, based on the applicable leverage ratio covenant, was restricted to $69.9 million, net of $4.0 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for issuances of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, that failure could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms and restrictions of the Credit Agreement, we may borrow and/or obtain letters of credit up to $25 million under our Revolving Credit Facility. See Note 6 for additional information relating to our long-term debt, including more information regarding our Credit Agreement, including covenants and collateral.

The 2022 Notes and the 2032 Notes can be converted into our common stock prior to their stated maturity upon certain triggering events specified in the applicable Indenture governing the notes. The holders of the remaining 2032 Notes may require us to repurchase these notes in March 2018. Accordingly, the 2032 Notes are classified as current liabilities on our consolidated balance sheet at September 30, 2017. No conversion triggers were met during the nine-month periods ended September 30, 2017 and 2016.

Operating Cash Flows

Total cash flows from operating activities increased by $15.9 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016. This increase was primarily attributable to improvements in our operating results.

Investing Activities

Capital expenditures consist principally of the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment such as dynamically positioned vessels, topside equipment and subsea systems. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Capital expenditures:
Well Intervention	$(130,649)	$(79,147)
Robotics	(691)	(504)
Production Facilities	—	(74)
Other	(88)	372
Distribution from equity investment	—	1,200
Proceeds from sale of equity investment (1)	—	25,000
Proceeds from sale of assets (2)	10,000	10,887
Net cash used in investing activities	$(121,428)	$(42,266)

(1)	Amount in 2016 reflected cash received from the sale of our former ownership interest in Deepwater Gateway (Note 5).

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

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000 for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, which is being built to North Sea standards. This $346.0 million shipyard contract represents the majority of the expected costs associated with the construction of the Q7000. Pursuant to the original contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% is to be paid upon issuance of the Completion Certificate, which is to be issued on or before December 31, 2017, and 40% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 30, 2018. We agreed to pay the shipyard its incremental costs in connection with the contract amendments to extend the scheduled delivery of the Q7000 and to defer certain payment obligations. At September 30, 2017, our total investment in the Q7000 was $213.6 million, including $138.4 million of installment payments to the shipyard. We plan to incur approximately $77 million of costs related to the construction of the Q7000 over the remainder of 2017.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with Petrobras’s options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem for two newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. The Siem Helix 1 commenced its operations for Petrobras in mid-April 2017. We currently expect the Siem Helix 2 to be in service for Petrobras late in the fourth quarter of 2017. We have invested $304.1 million as of September 30, 2017 and plan to invest approximately $9 million in the topside equipment over the remainder of 2017.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity financing activities and repayments of our long-term debt. Total cash flows from financing activities increased by $71.2 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily reflecting net proceeds of approximately $220 million we received from our underwritten public equity offering in January 2017 (Note 8) and the $100 million proceeds from our Term Loan borrowings in June 2017, offset in part by early repayment of the approximately $180 million term loan then outstanding under the credit agreement prior to its June 2017 amendment and restatement (Note 6) and net proceeds of approximately $95 million we received in the nine-month period ended September 30, 2016 from the sale of our common stock under at-the-market equity offering programs.

Outlook

We anticipate that our capital expenditures and deferred dry dock costs for 2017 will approximate $245 million. We believe that our cash on hand, internally generated cash flows and availability under our Revolving Credit Facility will provide the capital necessary to continue funding our 2017 capital spending. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2017 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$98,750	$6,250	$92,500	$—	$—
Nordea Q5000 Loan	169,643	35,714	133,929	—	—
MARAD Debt	77,000	6,532	14,058	15,497	40,913
2022 Notes (2)	125,000	—	—	125,000	—
2032 Notes (3)	60,115	60,115	—	—	—
Interest related to debt (4)	78,706	23,411	35,804	14,614	4,877
Property and equipment (5)	262,626	113,149	149,477	—	—
Operating leases (6)	694,257	140,345	250,424	207,824	95,664
Total cash obligations	$1,566,097	$385,516	$676,192	$362,935	$141,454

(1)
Excludes unsecured letters of credit outstanding at September 30, 2017 totaling $4.0 million. These letters of credit support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $18.06 per share). At September 30, 2017, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature March 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of their issuance price on that 30th trading day (i.e., $32.53 per share). At September 30, 2017, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2017 for variable rate debt.

(5)	Primarily reflects costs associated with our Q7000 semi-submersible well intervention vessel currently under construction and the topside equipment for the Siem Helix 2 chartered vessel (Note 12).

(6)
Operating leases include vessel charters and facility leases. At September 30, 2017, our vessel charter commitments totaled approximately $652.3 million, including the Grand Canyon III that went into service for us in May 2017, the Siem Helix 1, which commenced operations for Petrobras in mid-April 2017, and the Siem Helix 2, which we currently expect to be in service for Petrobras late in the fourth quarter of 2017.

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

Interest Rate Risk.  As of September 30, 2017, $268.4 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. In June 2015 we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $1.5 million in interest expense for the nine-month period ended September 30, 2017.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine-month period ended September 30, 2017, we recognized losses of $2.2 million related to foreign currency transactions in “Other income (expense), net” in our condensed consolidated statement of operations.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 the foreign currency exposure associated with the Grand Canyon charter payments ($104.6 million) denominated in Norwegian kroner (NOK591.3 million). In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments ($100.4 million and $98.8 million, respectively) denominated in Norwegian kroner (NOK594.7 million and NOK595.0 million, respectively), through July 2019 and February 2020, respectively. In December 2015, we re-designated the hedging relationship between a portion of our foreign currency exchange contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring (Note 14). The foreign currency exchange contracts associated with the Grand Canyon charter payments and the re-designated contracts associated with the Grand Canyon II and Grand Canyon III charter payments currently qualify for cash flow hedge accounting treatment. There was no foreign currency hedge ineffectiveness for the nine-month period ended September 30, 2017.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2017	—	$—	—	3,079,889
August 1 to August 31, 2017	—	—	—	3,079,889
September 1 to September 30, 2017	—	—	—	3,108,697
	—	$—	—

(1)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board and to certain employees, including shares issued under the ESPP to participating employees (Note 10), increases the amount of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 10 to our 2016 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation of Helix.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Schema Document.	Filed herewith
101.CAL	XBRL Calculation Linkbase Document.	Filed herewith
101.PRE	XBRL Presentation Linkbase Document.	Filed herewith
101.DEF	XBRL Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Label Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 24, 2017	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 24, 2017	By:	/s/ Erik Staffeldt
Erik Staffeldt Senior Vice President and Chief Financial Officer (Principal Financial Officer)