Form 10-K
period 2017-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2018-02-23
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sales price of the Registrant’s Common Stock on June 30, 2017 was approximately $785.8 million.
The number of shares of the registrant’s Common Stock outstanding as of February 20, 2018 was 148,079,552.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2018 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements. Included in forward-looking statements are, among other things:

•	statements regarding our business strategy or any other business plans, forecasts or objectives, any or all of which are subject to change;

•	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, or other financial items;

•	statements regarding our backlog and long-term contracts and rates thereunder;

•	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;

•
statements regarding the acquisition, construction, upgrades or maintenance of vessels or equipment and any anticipated costs or downtime related thereto, including the construction of our Q7000 vessel;

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;

•	statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;

•	statements regarding our trade receivables and their collectability;

•	statements regarding anticipated developments, industry trends, performance or industry ranking;

•	statements regarding general economic or political conditions, whether international, national or in the regional and local markets in which we do business;

•	statements regarding our ability to retain our senior management and other key employees;

•	statements regarding the underlying assumptions related to any projection or forward-looking statement; and

•	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include:

•	the impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

•	the impact of oil and gas price fluctuations and the cyclical nature of the oil and gas industry;

•	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;

•	the ability to effectively bid and perform our contracts;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	unexpected delays in the delivery or chartering or customer acceptance, and terms of acceptance, of new assets for our well intervention and robotics fleet;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments, such as the recently enacted U.S. Tax Cuts and Jobs Act;

•	the impact of the vote in the U.K. to exit the European Union (the “EU”), known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the impact of foreign currency fluctuations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

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
PART I
Item 1.  Business

OVERVIEW

Helix Energy Solutions Group, Inc. (together with its subsidiaries, unless context requires otherwise, “Helix,” the “Company,” “we,” “us” or “our”) was incorporated in 1979 and in 1983 was re-incorporated in the state of Minnesota. We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We seek to provide services and methodologies that we believe are critical to maximizing production economics. We provide services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and in 2017 expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 and Siem Helix 2 vessels for Petróleo Brasileiro S.A. (“Petrobras”). Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities. For additional information regarding our strategy and business operations, see sections titled “Our Strategy” and “Our Operations” included elsewhere within Item 1. Business of this Annual Report.

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE as required under its Listed Company Manual in June 2017. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “— Certain Definitions” on page 15 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data located elsewhere in this Annual Report.

OUR STRATEGY

Our focus is on our well intervention and robotics businesses. We believe that focusing on these services will deliver favorable long-term financial returns. From time to time, we make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. Our well intervention fleet expanded following the delivery of the Siem Helix 2 chartered vessel in February 2017 and is expected to further expand following the completion and delivery of the Q7000, a newbuild semi-submersible vessel, in 2018 or 2019. Chartering newer vessels with additional capabilities, including the Grand Canyon III chartered vessel that went into service for us in May 2017, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the Helix Producer I (the “HP I”), a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator until at least June 1, 2023.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. In April 2015, we and OneSubsea agreed to jointly develop and ordered a 15,000 working p.s.i. intervention riser system (“15K IRS”) for a total cost of approximately $28 million (approximately $14 million for our 50% interest). At December 31, 2017, our total investment in the 15K IRS was $14.9 million inclusive of capitalized interest. The 15K IRS was completed and placed in service in January 2018. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). At December 31, 2017, our total investment in the ROAM was $3.6 million. The ROAM is expected to be available to customers in the first half of 2018.

OUR OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. We provide a full range of services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and expanded our operations into Brazil with the commencement of operations for Petrobras of the Siem Helix 1 in April 2017 and the Siem Helix 2 in December 2017. Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we rent out on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. We also have a semi-submersible well intervention vessel under construction, the Q7000. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates three ROV support vessels under long-term charter, including the Grand Canyon III that went into service for us in May 2017. Our Production Facilities segment includes the HP I, the Helix Fast Response System (the “HFRS”) and our investment in Independence Hub, LLC (“Independence Hub”). All of our production facilities activities are located in the Gulf of Mexico. See Note 12 for financial results related to our business segments.

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

•
Development.  Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection. We have experienced increased demand for our services from the alternative energy industry. Some of the services that we provide to these alternative energy businesses include subsea power cable installation, trenching and burial, along with seabed coring and preparation for construction of wind turbine foundations.

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

In the Gulf of Mexico, our multi-service semi-submersible vessel, the Q4000, has set a series of well intervention “firsts” in increasingly deeper water without the use of a traditional drilling rig. In 2010, the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts. The Q4000 also serves an important role in the HFRS that was originally established in 2011. Our Q5000 semi-submersible well intervention vessel commenced operations in the Gulf of Mexico during the fourth quarter of 2015. The vessel went on contracted rates in May 2016 under our five-year contract with BP.

In the North Sea, the Well Enhancer has performed well intervention, abandonment and coil tubing services since it joined our fleet in the North Sea region in 2009. The Seawell has provided well intervention and abandonment services since 1987. The vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years. The chartered Skandi Constructor performed well intervention services for us in the North Sea beginning in September 2013 and was returned to its owner in March 2017 upon the expiration of the vessel charter.

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000 for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, including the third amendment that was entered into in November 2017, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% was paid in December 2017, 20% is to be paid on December 31, 2018, and 20% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 31, 2019.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil, and in connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS (“Siem”) for two newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. The initial term of the charter agreements with Siem is for seven years from the respective vessel delivery dates with options to extend. The initial term of the agreements with Petrobras is for four years with Petrobras’s options to extend. The Siem Helix 1 was delivered to us and the charter term began on June 14, 2016. The vessel was accepted by Petrobras and commenced operations on April 14, 2017, at which time we agreed with Petrobras to commence operations at reduced day rates. Our day rates have improved as we addressed most of the items identified in the vessel acceptance process. The Siem Helix 2 was delivered to us and the charter term began on February 10, 2017. The vessel was accepted by Petrobras and commenced operations on December 15, 2017 at contracted rates.

Robotics

We have been actively engaged in robotics for over three decades. We operate ROVs, trenchers and ROVDrills designed for offshore construction, maintenance and well intervention services. As global marine construction support operates in deeper waters, the use and scope of ROV services has expanded. Our chartered vessels add value by supporting deployment of our ROVs and trenchers. We provide our customers with vessel availability and schedule flexibility to meet the technological challenges of their subsea activities worldwide. Our robotics assets include 48 ROVs, five trenching systems and two ROVDrills. Our robotics business unit primarily operates in the Gulf of Mexico, North Sea, West Africa and Asia Pacific regions. We currently charter vessels on a long-term basis to support our robotics operations and we have historically engaged spot vessels on short-term charter agreements as needed. Vessels currently under long-term charter agreements include the Grand Canyon, the Grand Canyon II and the Grand Canyon III. Our vessel charter for the Deep Cygnus was terminated on February 9, 2018, at which time we returned the vessel to its owner.

Over the last decade there has been an increase in offshore activity associated with the growing alternative (renewable) energy industry. Specifically there has been an increase in services required to support the offshore wind farm industry. As the level of activity for offshore alternative energy projects has increased, so has the need for reliable services and related equipment. Historically, this work was performed with the use of barges and other similar vessels, but these types of services are now being contracted to vessels such as our Grand Canyon and Grand Canyon III chartered vessels that are suitable for harsh weather conditions that can occur offshore, especially in northern Europe where offshore wind farming is currently concentrated. In 2017, revenues derived from offshore renewables contracts accounted for 15% of our global robotics revenues. We believe that over the long term our robotics business unit is positioned to continue the services it provides to a range of clients in the alternative energy business. This is expected to include the use of our chartered vessels, ROVs and trenchers to provide burial services relating to subsea power cable installations on key wind farm developments.

Production Facilities

We own the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet (“MMcf”) of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013, currently under a fixed fee agreement through at least June 1, 2023.

We own a 20% interest in Independence Hub, which owns the Independence Hub platform located in 8,000 feet of water in the eastern Gulf of Mexico.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS centers on two of our vessels, the HP I and the Q4000, both of which played a key role in the Macondo well control and containment efforts and are currently operating in the Gulf of Mexico. Pursuant to an agreement with certain industry participants in exchange for a retainer fee, the HFRS provides these participants with a response resource that can be named in permit applications to federal and state agencies. The HFRS agreements with individual participants also specify the day rates to be charged should the HFRS be deployed in connection with a well control incident. The agreement providing access to the HFRS was amended effective February 1, 2017 to extend the term of the agreement by one year to March 31, 2019 and to reduce the retainer fee.

GEOGRAPHIC AREAS

We primarily operate in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions and in 2017 expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 and Siem Helix 2 vessels for Petrobras. See Note 12 for revenues as well as property and equipment, net of accumulated depreciation, by geographic areas.

CUSTOMERS

Our customers include major and independent oil and gas producers and suppliers, pipeline transmission companies, alternative (renewable) energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s capital expenditure budget in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percent of consolidated revenues from major customers, those whose total represented 10% or more of our consolidated revenues is as follows: 2017 — BP (19%), Petrobras (13%) and Talos (10%), 2016 — BP (17%) and Shell (11%), and 2015 — Shell (16%) and Talos (11%). We provided services to over 40 customers in 2017.

COMPETITION

The oilfield services industry is highly competitive. While price is a factor, the ability to access specialized vessels, attract and retain skilled personnel, and demonstrate a good safety record is also important. Our principal competitors in the well intervention business include Island Offshore, Wild Well Control and international drilling contractors. Our principal competitors in the robotics business include C-Innovation, LLC, DeepOcean Group, DOF Subsea Group, Fugro N.V. and Oceaneering International, Inc. Our competitors may have significantly more financial, personnel, technological and other resources available to them.

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

GOVERNMENT REGULATION

Overview

Many aspects of the offshore marine construction industry are subject to extensive governmental regulations. We are subject to the jurisdiction of the U.S. Coast Guard (the “Coast Guard”), the U.S. Environmental Protection Agency (the “EPA”) as well as state environmental protection agencies for those jurisdictions in which we operate, three divisions of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (the “BOEM”), the Bureau of Safety and Environmental Enforcement (the “BSEE”), the Office of Natural Resource Revenue (the “ONRR”), and the U.S. Customs and Border Protection (the “CBP”) as well as classification societies such as the American Bureau of Shipping (the “ABS”). We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of employee health and safety for our land-based operations.

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

Coast Guard

The Coast Guard sets safety standards and is authorized to investigate vessel and diving accidents as well as other marine casualty incidents and to recommend improved safety standards. The Coast Guard is also authorized to inspect vessels at will. We also adhere to manning requirements which are implemented by the Coast Guard on the U.S. Outer Continental Shelf (“OCS”). We are required by various governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations.

BOEM and BSEE

The development and operation of oil and gas properties located on the OCS of the United States is regulated primarily by the BOEM and BSEE. Among other requirements, the BOEM requires lessees of OCS properties to post bonds or provide other adequate financial assurance in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. As a service company, we are not subject to these regulations, but do depend on the demand for our services from the oil and gas industry, and, therefore our business is affected by laws and regulations as well as changing tax laws and policies relating to the oil and gas industry in general.

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

In April 2016, BSEE issued the final Oil and Gas and Sulfur Operations in the Outer Continental Shelf-Blowout Preventer Systems and Well Control Rule (WCR), which updated requirements for equipment and operations for well control activities associated with drilling, completion, workover and decommissioning operations. Specifically, the “Well Control Rule” resulted in reforms that establish the following items: (1) incorporation of the latest industry standards that establish minimum baseline requirements for the design, manufacture, repair, and maintenance of blowout preventers (“BOPs”); (2) additional controls over the maintenance and repair of BOPs; (3) use of dual shear rams in deepwater BOPs; (4) requirement that BOP systems include technology that allows the drill pipe to be centered during shearing operations; (5) more rigorous third-party certification of the shearing capability of BOPs; (6) expanded accumulator capacity and operational capabilities for increased functionality; (7) real-time monitoring capability for deep-water and high-temperature/high-pressure drilling activities; (8) establishment of criteria for the testing and inspection of subsea well containment equipment; (9) increased reporting of BOP failure data to the BSEE and the Original Equipment Manufacturers; (10) expectations of what constitutes a safe drilling margin and allowance for alternative safe drilling margins when justified; (11) requirements for the use of accepted engineering principles and establishment of general performance criteria for drilling and completion equipment; (12) establishment of additional requirements for using ROVs to function certain components on the BOP stack; (13) requirements for adequate centralization of casing during cementing; and (14) making the testing frequency of BOPs used on workover and decommissioning operations the same as drilling operations.

The Well Control Rule further provides guidance for the design and operation of remotely operated tools including the requirement that ROV tooling used on offshore subsea systems be held to the industry standards incorporated in API 17H, First Edition. On December 29, 2017, BSEE proposed to amend the WCR to reduce certain unnecessary regulatory burdens imposed under the existing regulations, while correcting errors and clarifying current requirements. Comments were due on January 29, 2018. WC rule requirements can significantly affect our operations.

The Jones Act (Coastwise Trade Rules)

We are also subject to the Coastwise Merchandise Statute (commonly known as “the Jones Act”), which provides that only vessels built in the U.S., owned 75% by U.S. citizens, and crewed by U.S. citizen seafarers may transport merchandise between points in the U.S. This statute has been applied to offshore oil and gas work in the U.S. The Jones Act is interpreted in large part by letter rulings of the CBP. The cumulative effect of these letter rulings has been to establish a framework for offshore operators to understand when an operation can be carried out by a foreign flag vessel and when it must be carried out by a coastwise qualified U.S. flag vessel.

In January 2017, CBP proposed a modification or revocation of numerous prior letter rulings regarding the interpretation of the Jones Act, which would have significantly changed how foreign flag vessels could operate on the OCS under the Jones Act. While CBP withdrew this proposal in May 2017, CBP, its parent agency, the Department of Homeland Security, or the U.S. Congress could revisit the issue through a rulemaking, the Customs Bulletin, or legislation. If a policy change occurred along the lines proposed by CBP in January 2017, such a new interpretation of the Jones Act could adversely impact the operations of non-coastwise qualified vessels working in the U.S. Gulf of Mexico, and could potentially make it more difficult and/or costly to perform our offshore services in the area. Industry would undoubtedly challenge any such action to the extent that it seeks to limit the ability of non-coastwise qualified vessels from performing the operations they are currently permitted to perform, but such regulatory or legislative action could create the same uncertainty in the industry as the January 2017 CBP proposal did.

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

ENVIRONMENTAL REGULATION

Overview

Our operations are subject to a variety of national (including federal, state and local) and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce these laws that are often complex, costly to comply with, and carry substantial administrative, civil and possibly criminal penalties for compliance failure. There is currently little uniformity among the regulations issued by the government agencies, both state and federal, with authority over environmental regulation.

Under these laws and regulations, we may be liable for remediation or removal costs, damages, civil, criminal, administrative penalties and other costs associated with releases of hazardous materials (including oil) into the environment, and that liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed in the following paragraphs, but the discussion does not cover all environmental laws and regulations that govern our operations.

OPA 90

The Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements on offshore facility owners or operators, and the lessee or permittee of the area in which an offshore facility is located, as well as owners and operators or bareboat charterers of vessels. Any of these entities or persons can be “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to their limits of liability (except if the limits are broken as discussed below). There are few exceptions and defenses to OPA, including if the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Failure to comply with OPA may result in the assessment of civil, administrative and criminal penalties. In a final rule published on November 19, 2015, the Coast Guard increased liability limits under OPA 90 equal to the greater of $939,800 or $1,100 per gross ton for vessels other than tankers. Liability limits are higher for certain types of facilities and could apply if our operations resulted in Responsible Party status for a spill from such a facility. The liability limits are not applicable, however, (i) if the spill is caused by gross negligence or willful misconduct, (ii) if the spill results from violation of a federal safety, construction or operating regulation, or (iii) if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA.

In addition, OPA requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own and operate five vessels over 300 gross tons. We have provided satisfactory evidence of financial responsibility to the Coast Guard for all of our vessels.

Clean Water Act

The Clean Water Act imposes controls on the discharge of pollutants into the navigable waters of the United States and imposes potential liability for the costs of remediating releases of petroleum and other substances. The controls and restrictions imposed under the Clean Water Act have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters.

The Clean Water Act also establishes the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES program, EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The current Vessel General Permit (the “2013 VGP”), which became effective on December 19, 2013, applies to commercial vessels that are at least 79 feet in length. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The 2013 VGP has also implemented more stringent requirements than the prior Vessel General Permit, including numeric technology-based effluent limitations for ballast water discharges. The 2013 VGP expires on December 18, 2018. We expect a new VGP to be proposed this year. Additionally, certain state regulations and the VGP prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for, and production of, oil and natural gas into certain coastal and offshore waters.

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

A variety of regulatory developments, proposals or requirements and legislative initiatives that are focused on restricting the emissions of carbon dioxide, methane and other greenhouse gases have been introduced in the domestic and international regions in which we operate. For example, Congress has from time to time considered legislation to reduce greenhouse gas emissions, and almost one-half of the states already have taken legal measures to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. More stringent regulations under the Clean Air Act or other similar federal or state law could materially impact our business.

CERCLA

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of, or arrange for the disposal of, hazardous substances released at the sites. Under CERCLA, those persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

We operate in foreign jurisdictions that have various types of governmental laws and regulations relating to the discharge of oil or hazardous substances and the protection of the environment. Pursuant to these laws and regulations, we could be held liable for remediation of some types of pollution, including the release of oil, hazardous substances and debris from production, refining or industrial facilities, and other assets we own or operate or that are owned or operated by our customers or our subcontractors.

OCSLA

The Outer Continental Shelf Lands Act, as amended (“OCSLA”), provides the federal government with broad discretion in regulating the production of offshore resources of oil and natural gas, including authority to impose safety and environmental protection requirements applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions that could curtail operations and cancellation of leases. Because our operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such action could have a material adverse effect on our financial condition and results of operations. In addition, since August 2012, the agency has implemented policy guidelines (IPD No. 12-07) under which BSEE will issue incidents of non-compliance directly to contractors for serious violations of BSEE regulations. However, on December 18, 2017, the U.S. Court of Appeals for the Fifth Circuit dismissed the U.S. government’s appeal regarding a BSEE Notification of an INC civil penalty issued against an oilfield contractor. This development brings closure to the long-standing question of whether BSEE has authority to enforce civil and criminal penalties against offshore contractors.

MARPOL

The United States is one of approximately 170 member countries Party to the International Maritime Organization (“IMO”), an agency of the United Nations which is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. The IMO has negotiated the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry, to which we are subject. These standards relate to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

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

Annex VI of MARPOL, which addresses air emissions, including emissions of sulfur and nitrous oxide requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which the IMO decided in October 2016 to reduce to 0.5% beginning in January 2020.

In the U.S., the EPA regulates the standards for emissions from vessel engines, both on its own and as a participant in the IMO. Beginning in 2010, the IMO designated the waters off North American as an Emission Control Area, meaning that vessels operating in the United States must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of nitrogen oxides and sulfur oxides. These can impact both the fuel and the engines that may be used onboard vessels. In addition, U.S. states can (and in the case of California, have) issue rules regulating emissions from vessels operating off their coasts. In 2016, the California Air Resources Board notified the industry that their vessel fuel regulations would not sunset due to the implementation by the IMO of the emissions regulations in the North American Emission Control Area, but would continue in effect (Marine Notice 2016-1).

In addition, foreign nations and state actors may also impose emissions restrictions. The EU has issued regulations (EU Regulation 2015/757) that requires monitoring and reporting of the emissions of vessels exceeding 5,000 gross tons that call at EU ports, with the first reports due in 2019. At present the regulation is for monitoring and reporting only, but it is anticipated that in the future the EU may move from requiring reporting of emissions to regulations aimed at reducing them.

Current Compliance and Potential Material Impact

We believe that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject. We maintain a robust compliance program to ensure that we maintain and update our programs to meet or exceed regulatory requirements in the areas which we operate. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future. Such environmental liability could substantially reduce our net income and could have a significant impact on our financial ability to carry out our operations.

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

Our current insurance program is valid until June 30, 2019.

We maintain Hull and Increased Value insurance, which provides coverage for physical damage up to an agreed amount for each vessel. The deductibles are $1.0 million on the Q4000, the Q5000, the HP I and the Well Enhancer, and $500,000 on the Seawell. In addition to the primary deductibles, the vessels are subject to an annual aggregate deductible of $5 million. We also carry Protection and Indemnity (“P&I”) insurance, which covers liabilities arising from the operation of the vessels, and General Liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers’ Compensation. Offshore employees and marine crews are covered by a Maritime Employers Liability (“MEL”) insurance policy, which covers Jones Act exposures, and includes a deductible of $100,000 per occurrence plus a $750,000 annual aggregate deductible. In addition to the liability policies described above, we currently carry various layers of Umbrella Liability for total limits of $500 million in excess of primary limits. Our self-insured retention on our medical and health benefits program for employees is $300,000 per participant.

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

EMPLOYEES

As of December 31, 2017, we had approximately 1,600 employees. Of our total employees, we had approximately 380 non-U.S. employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees to be satisfactory.

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.HelixESG.com. From time to time, we also provide information about Helix on Twitter (@Helix ESG) and LinkedIn (www.linkedin.com/company/helix-energy-solutions-group). Copies of this Annual Report for the year ended December 31, 2017, and previous and subsequent copies of our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the Investor Relations portion of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

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

Riserless Open-water Abandonment Module (ROAM):  An 18¾-inch large bore system that enhances well abandonment capabilities from a well intervention vessel.

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

Subsea Intervention Lubricator (SIL):  A riserless system that facilitates access to subsea wells from a monohull vessel to provide safe, efficient and cost effective riserless well intervention and abandonment solutions. The system can be utilized for wireline, logging, light perforating, zone isolation, plug setting and removal, and decommissioning. The system provides access to the well bore while providing full well control safety for activities that do not require a riser conduit.

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

A prolonged period of low level of activity by offshore oil and gas operators may continue to adversely affect demand for our services and could lead to an even greater surplus of available vessels and therefore increasingly downward pressure on the rates we can charge in the market for our services. In the short term, our customers, in reaction to negative market conditions, may continue to seek to renegotiate their contracts with us at lower rates, both for existing contracts and when existing contracts expire, to cancel earlier work and shift it to later periods, or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. The extent of the impact of these conditions on our results of operations and cash flows depends on the length and severity of the current unfavorable industry environment and the potential decreased demand for our services.

The majority of our current backlog is concentrated in a small number of long-term contracts.

Although historically our service contracts were of relatively short duration, over the last several years we have been entering into longer term contracts, such as the five-year contract with BP for work in the U.S. Gulf of Mexico, the four-year Petrobras contracts for well intervention services offshore Brazil and the seven-year contract for the HP I. As of December 31, 2017, the BP contract, the Petrobras contracts and the contract for the HP I represented approximately 87% of our total backlog. Any cancellation, termination or breach of these contracts would have a larger impact on our operating results and our financial condition than shorter term contracts due to the value at risk. The cancellation or termination of, or unwillingness to perform, these contracts could have a material adverse effect on our financial position, results of operations and cash flows.

Our current backlog for our services may not be ultimately realized for various reasons, and our contracts may be terminated early.

As of December 31, 2017, backlog for our services supported by written agreements or contracts totaled $1.6 billion, of which $503 million is expected to be performed in 2018. We may incur capital costs, a substantial portion of which we expect to recover from these contracts, we may charter vessels for the purpose of performing these contracts, and/or we may forgo or not seek other contracting opportunities in light of these contracts.

We may not be able to perform under our contracts for various reasons. In addition, our customers may seek to cancel, terminate, suspend or renegotiate our contracts in the event of our customers’ diminished demand for our services due to industry conditions affecting our customers and their own revenues. Some of these contracts provide for a cancellation fee that is substantially less than the expected rates from the contracts. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under a contract, which could lead a customer to seek to repudiate, cancel or renegotiate the contract. Our inability or the inability of our customers to perform under our or their contractual obligations, and/or the early cancellation or termination of our contracts by our customers, could have a material adverse effect on our financial position, results of operations and cash flows.

Our inability or failure to perform operationally under our contracts could result in reduced revenues, contractual penalties, and/or ultimately, contract termination.

Our equipment and services are very technical and the offshore environment poses its own challenges. Performing the work we do pursuant to the terms of our contracts can be difficult for various reasons, including equipment failure or reduced performance, human error, design flaws, weather, currents or soil conditions. Failure to perform in accordance with contract specifications can result in reduced rates (or zero rates), contractual penalties, and ultimately, termination in the event of sustained non-performance. For example our services and charter agreements with Petrobras provide that Petrobras can assess fines based on a percentage of our daily operating rate for certain failures of equipment, vessels or personnel (which fines may be deducted by Petrobras from our monthly payments), and that ultimately Petrobras has the right to terminate should assessed penalties reach a certain amount. Reduced revenues and/or contract termination because of our failure to perform operationally could have a material adverse effect on our financial position, results of operations and cash flows.

Time chartering of vessels requires us to make ongoing payments regardless of utilization of and revenue generation from those vessels, and we may own vessels with ongoing costs that cannot be recouped if the vessels are not under contract.

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

In addition, depending on available opportunities and market conditions, vessels and other assets may be constructed for our fleet without first obtaining service contracts covering the cost of those assets. For example, our Q7000 vessel currently does not have any contracted backlog. Once constructed and in service, there are ongoing costs of owning these capital assets, including ongoing maintenance, limited manning, insurance and depreciation. Our failure to secure service contracts for vessels or other assets could adversely affect our financial position, results of operations and cash flows.

Fleet upgrade, modification, repair , dry dock and construction projects, and customer contractual acceptance of new vessels and equipment, are subject to risks, including delays, cost overruns, and failure to commence or maintain contracts.

The shipyard scope for the Q7000, our newbuild semi-submersible well intervention vessel, is complete and currently equipment is being manufactured and/or installed for the completion of the vessel. From time to time, we construct or make capital improvements to other pieces of equipment (such as the 15K IRS that we jointly constructed with OneSubsea). In addition, we incur significant upgrade, modification, refurbishment, repair and dry dock expenditures on our existing fleet from time to time. While some of these projects are planned, some are unplanned. Additionally, as vessels and equipment age, they are more likely to be subject to higher maintenance and repair activities. These projects are subject to risks of delay or cost overruns inherent in any large capital project resulting from numerous factors, including:

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

The estimated capital expenditures for vessel and equipment construction, upgrade, modification, refurbishment and dry dock projects could materially exceed our planned capital expenditures. Moreover, our assets undergoing upgrades, modifications, refurbishment or repair may not earn a day rate during the period they are out of service. Any significant period of unplanned maintenance and repairs related to our vessels and other income-producing assets could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, delays in the delivery of vessels and other operating assets being constructed or undergoing upgrades, modifications, refurbishment, repair, or dry docks may result in delay in customer acceptance and/or contract commencement, resulting in a loss of revenue and cash flow to us, and may cause our customers to seek to terminate or shorten the terms of their contracts with us, and/or seek delay damages, under applicable late delivery clauses. In the event of termination of a contract due to late delivery, we may not be able to secure a replacement contract on favorable terms, if at all.

A sustained period of unfavorable industry conditions could jeopardize our customers’ and other counterparties’ ability to perform their obligations.

Continued uncertain industry conditions could jeopardize the ability of certain of our counterparties, including our customers, insurers and financial institutions, to perform their obligations. Although we assess the creditworthiness of our counterparties, a prolonged period of difficult industry conditions could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In particular, our robotics business unit tends to do business with smaller customers that may not be capitalized to the same extent as larger operators. In addition, we may offer extended payment terms to our customers in order to secure contracts. These circumstances may lead to more frequent collection issues. Our financial results and liquidity could be adversely affected and we could incur losses.

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

The oilfield services business in which we operate is highly competitive. An oversupply of offshore drilling rigs coupled with a significant slowdown in industry activities results in increased competition from drilling rigs as well as substantially lower rates on work that is being performed. Several of our competitors are substantially larger and have greater financial and other resources to better withstand a prolonged period of difficult industry conditions. In order to compete for customers, these larger competitors may undercut us substantially by reducing rates to levels we are unable to withstand. If other companies relocate or acquire assets for operations in the regions in which we operate, levels of competition may increase further and our business could be adversely affected.

Our indebtedness and the terms of our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

As of December 31, 2017, we had $495.6 million of consolidated indebtedness outstanding. The level of indebtedness may have an adverse effect on our future operations, including:

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

In December 2016, we recorded a goodwill impairment charge of $45.1 million related to our robotics reporting unit. In December 2015, we recorded asset impairment charges of $205.2 million related to our previously owned Helix 534 vessel, $133.4 million related to our HP I vessel and $6.3 million related to certain capitalized vessel project costs. We also recognized a goodwill impairment charge of $16.4 million related to our U.K. well intervention reporting unit as well as losses totaling $124.3 million primarily reflecting our share of impairment charges that Deepwater Gateway and Independence Hub recorded in December 2015. Prolonged periods of low utilization and day rates could result in the recognition of additional impairment charges for our vessels and robotics assets if future cash flow estimates, based on information available to us at the time, indicate that their carrying value may not be recoverable. We may also record additional impairment losses in the future.

Our North Sea business typically declines in winter, and bad weather in the Gulf of Mexico or North Sea can adversely affect our operations.

Marine operations conducted in the North Sea are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are favorable for offshore operations. We typically have experienced our lowest utilization rates in the North Sea in the first quarter. As is common in the industry, we may bear the risk of delays caused by some adverse weather conditions. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

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

Vessel-based offshore services involve a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful liability claim for which we are not fully insured could have a material adverse effect on our financial condition. Moreover, we cannot make assurances that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts, and limitations for wind storm damages. The current insurance on our vessels is in amounts approximating replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure, collision or other event, insurance may not cover a substantial loss of revenue, increased costs and other liabilities, and therefore the loss of any of our assets could have a material adverse effect on us.

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

Exploration and development activities and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulations. To conduct deepwater drilling in the U.S. Gulf of Mexico, an operator is required to comply with existing and newly developed regulations and enhanced safety standards. Before drilling may commence, the BSEE conducts many inspections of deepwater drilling operations for compliance with its regulations, including the testing of blowout preventers. Operators also are required to comply with the Safety and Environmental Management System regulations (SEMS) within the deadlines specified by the regulations, and ensure that their contractors have SEMS compliant safety and environmental policies and procedures. Additionally, each operator must demonstrate that it has containment resources that are available promptly in the event of a deepwater blowout, regardless of the company or operator involved. It is expected that the BOEM and the BSEE will continue to issue further regulations regarding deepwater offshore drilling. Our business, a significant portion of which is in the Gulf of Mexico, provides development services to newly drilled wells, and therefore relies heavily on the industry’s drilling of new oil and gas wells. If the issuance of permits is significantly delayed, or if other oil and gas operations are delayed or reduced due to increased costs of complying with regulations, demand for our services in the Gulf of Mexico may also decline. Moreover, if our assets are not redeployed to other locations where we can provide our services at a profitable rate, our business, financial condition, results of operations and cash flows would be materially adversely affected.

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

Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the offshore oil and gas industry. Offshore oil and gas operations are affected by tax, environmental, safety, labor, cabotage and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations or enforcement priorities. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations. For instance, In January 2017 CBP proposed a modification or revocation of numerous prior letter rulings regarding the interpretation of the Jones Act, which would have significantly changed how foreign flag vessels could operate on the OCS under the Jones Act. While CBP withdrew this proposal in May 2017, CBP, its parent agency, the Department of Homeland Security, or the U.S. Congress could revisit the issue. If a policy change occurred along the lines proposed by CBP in January 2017, such a new interpretation of the Jones Act could adversely impact the operations of non-coastwise qualified vessels working in the U.S. Gulf of Mexico, and could potentially make it more difficult and/or costly to perform our offshore services in the area. Industry would undoubtedly challenge any such action to the extent that it seeks to limit the ability of non-coastwise qualified vessels from performing the operations they are currently permitted to perform, but such regulatory or legislative action could create the same uncertainty in the industry as the January 2017 CBP proposal did.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operations of various facilities, and those permits are subject to revocation, modification and renewal. Government authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risk involving compliance with environmental laws and regulations.

Failure to comply with anti-bribery laws could have a material adverse impact on our business.

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act 2010 and Brazil’s Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree. We have a robust ethics and compliance program that is designed to deter or detect violations of applicable laws and regulations through the application of our anti-corruption policies and procedures, Code of Business Conduct and Ethics, training, internal controls, investigation and remediation activities, and other measures. However, our ethics and compliance program may not be fully effective in preventing all employees, contractors or intermediaries from violating or circumventing our compliance requirements or applicable laws and regulations. Failure to comply with anti-bribery laws could subject us to civil and criminal penalties, and such failure, and in some instances even the mere allegation of such failure, could create termination or other rights in connection with our existing contracts, negatively impact our ability to obtain future work, or lead to other sanctions, all of which could have a material adverse effect on our business, financial position, results of operations and cash flows, and cause reputational damage. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of vessels or other assets. Further, we may have competitors who are not subject to the same laws, which may provide them with a competitive advantage over us in securing business or gaining other preferential treatment.

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

Since we are a global company, our international operations are exposed to foreign currency exchange rate risks on all contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we are at risk of changes in the exchange rates between the U.S. dollar and such currencies. In some instances, we receive payments in currencies that are not easily traded and may be illiquid. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, revenues and expenses are denominated in other countries’ currencies. Those assets, liabilities, revenues and expenses are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, changes in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency.

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

We rely on our information technology infrastructure and management information systems to operate and record almost every aspects of our business. Similar to other companies, we may be subject to cybersecurity breaches caused by, among other things, illegal hacking, computer viruses, phishing, ransomware, or acts of vandalism or terrorism. Although we continue to implement security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent or detect every type of attempt or attack. In addition, a cyberattack or security breach could go undetected for an extended period of time. A breach or failure of our information technology systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws, and exposure to litigation. Any such breach could have a material adverse effect on our business, reputation, cash flows and financial results.

Certain provisions of our corporate documents and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to fix, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide the Board of Directors into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We also have employment arrangements with all of our executive officers that could require cash payments in the event of a “change of control.” Any or all of the provisions or factors described above may discourage a takeover proposal or tender offer not approved by management and the Board of Directors and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less for their shares than otherwise might be available in the event of a takeover attempt.
Item 1B.  Unresolved Staff Comments

None.
Item 2.  Properties

OUR VESSELS

We own a fleet of five vessels, six IRSs, three SILs, 48 ROVs, five trenchers and two ROVDrills. We also have five vessels under long-term charter. Currently all of our vessels, both owned and chartered, have DP capabilities specifically designed to meet the needs of our customers’ deepwater activities. Our Seawell and Well Enhancer vessels have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations (1)

	Flag State	Placed in Service (2)	Length (Feet)	Saturation Diving	DP
Floating Production Unit —
Helix Producer I (3)	Bahamas	4/2009	528	—	DP2
Well Intervention —
Q4000 (4)	U.S.	4/2002	312	—	DP3
Seawell	U.K.	7/2002	368	Capable	DP2
Well Enhancer	U.K.	10/2009	432	Capable	DP2
Q5000 (6)	Bahamas	4/2015	358	—	DP3
Siem Helix 1 (5)	Bahamas	6/2016	521	—	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	—	DP3
6 IRSs and 3 SILs	—	Various	—	—	—
Robotics —
48 ROVs, 5 Trenchers and 2 ROVDrills (3), (7)	—	Various	—	—	—
Grand Canyon (5)	Panama	10/2012	419	—	DP3
Grand Canyon II (5)	Panama	4/2015	419	—	DP3
Grand Canyon III (5)	Panama	5/2017	419	—	DP3

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

(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the charters for our chartered vessels commenced, as applicable.

(3)	Serves as security for our Credit Agreement described in Note 6.

(4)	Subject to a vessel mortgage securing our MARAD Debt described in Note 6.

(5)	Chartered vessel.

(6)	Serves as security for our Nordea Q5000 Loan described in Note 6.

(7)	Average age of our fleet of ROVs, trenchers and ROVDrills is approximately 8.1 years.

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

FACILITIES

Our corporate headquarters are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas. We currently lease all of our facilities. The list of our facilities as of December 31, 2017 is as follows:

Location	Function	Size
Houston, Texas	Helix Energy Solutions Group, Inc. Corporate Headquarters, Project Management, and Sales Office	118,630 square feet (including 30,104 square feet subject to two years remaining under a sub-lease agreement)
Helix Well Ops, Inc. Corporate Headquarters, Project Management and Sales Office
Canyon Offshore, Inc. Corporate Headquarters, Project Management and Sales Office
Kommandor LLC Corporate Headquarters
Houston, Texas	Helix Energy Solutions Group, Inc. Canyon Offshore, Inc. Warehouse and Storage Facility	5.5 acres (Building: 90,640 square feet)
Houston, Texas	Canyon Offshore, Inc. Warehouse and Storage Facility	3.7 acres (Building: 22,000 square feet) (subject to one year remaining under a sub-lease agreement)
Aberdeen, Scotland	Helix Well Ops (U.K.) Limited Corporate Offices and Operations	27,000 square feet
Energy Resource Technology (U.K). Limited Corporate Offices
Aberdeen, Scotland	Helix Well Ops (U.K.) Limited Warehouse and Storage Facility	14,124 square feet
Aberdeen (Dyce), Scotland	Canyon Offshore Limited Corporate Offices, Operations and Sales Office	3.9 acres (Building: 42,463 square feet, including 7,000 square feet subject to one year remaining under a sub-lease agreement)
Singapore	Canyon Offshore International Corp. Corporate, Operations and Sales Office	22,486 square feet
Helix Offshore Crewing Service Pte. Ltd. Corporate Headquarters
Luxembourg	Helix Group Holdings S.à r.l. and subsidiaries Corporate Offices and Operations	161 square feet
Brazil	Helix do Brasil Serviços de Petróleo Ltda Corporate, Operations and Sales Office	3,632 square feet
Item 3.  Legal Proceedings

We are, from time to time, party to litigation arising in the normal course of business. We believe that there are currently no legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.
Item 4.  Mine Safety Disclosures

Not applicable.
Executive Officers of the Company

The executive officers of Helix are as follows:

Name	Age	Position
Owen Kratz	63	President, Chief Executive Officer and Director
Erik Staffeldt	46	Senior Vice President and Chief Financial Officer
Scott A. Sparks	43	Executive Vice President and Chief Operating Officer
Alisa B. Johnson	60	Executive Vice President, General Counsel and Corporate Secretary
Geoffrey C. Wagner	39	Executive Vice President and Chief Commercial Officer

Owen Kratz is President and Chief Executive Officer of Helix. He was named Executive Chairman in October 2006 and served in that capacity until February 2008 when he resumed the position of President and Chief Executive Officer. He served as Helix’s Chief Executive Officer from April 1997 until October 2006. Mr. Kratz served as President from 1993 until February 1999, and has served as a Director since 1990 (including as Chairman of the Board of Directors from May 1998 to July 2017). He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined Cal Dive International, Inc. (now known as Helix) in 1984 and held various offshore positions, including saturation diving supervisor, and management responsibility for client relations, marketing and estimating. From 1982 to 1983, Mr. Kratz was the owner of an independent marine construction company operating in the Bay of Campeche. Prior to 1982, he was a superintendent for Santa Fe and various international diving companies, and a diver in the North Sea. From February 2006 to December 2011, Mr. Kratz was a member of the Board of Directors of Cal Dive International, Inc., a once publicly-traded company, which was formerly a subsidiary of Helix. Mr. Kratz has a Bachelor of Science degree from State University of New York (SUNY).

Erik Staffeldt was appointed Senior Vice President and Chief Financial Officer of Helix in June 2017. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 to June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act of 1933, the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder in July 2015. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 22 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and an MBA from Loyola University in New Orleans, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix’s robotics subsidiary, Canyon Offshore, Inc., including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 27 years of experience in the subsea industry, including Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Alisa B. Johnson has served as Executive Vice President, General Counsel and Corporate Secretary of Helix since November 2008, and joined Helix as Senior Vice President, General Counsel and Secretary of Helix in September 2006. Ms. Johnson oversees the legal, human resources and contracts and insurance functions. Ms. Johnson has been involved with the energy industry for over 27 years. Prior to joining Helix, Ms. Johnson worked for Dynegy Inc. for nine years, at which company she held various legal positions of increasing responsibility, including Senior Vice President and Group General Counsel — Generation. From 1990 to 1997, Ms. Johnson held various legal positions at Destec Energy, Inc., and prior to that Ms. Johnson was in private law practice. Ms. Johnson received her Bachelor of Arts degree Cum Laude from Rice University and her law degree Cum Laude from the University of Houston.

Geoffrey C. Wagner is Executive Vice President and Chief Commercial Officer. Mr. Wagner joined Helix in January 2018. Prior to joining Helix, he worked in a consulting capacity with Blackhill Partners from September to December 2017. Prior to that time, he served in various capacities for Atwood Oceanics, Inc., an offshore drilling contractor, as Vice President, Strategic Planning from August 2016 until August 2017, Vice President, Technical Services and Supply Chain from August 2015 until August 2016, Vice President, Marketing and Business Development from October 2012 until August 2015, and Director, Marketing and Business Development from March 2010 until October 2012. He served from January 2005 to March 2010 in management positions of increasing responsibility with Transocean, prior to which he was employed by SeaRiver Maritime, Inc., an ExxonMobil company, that owns and operates vessels providing maritime transportation of petroleum and chemical products. Mr. Wagner holds an MBA from the Jones Graduate School of Business at Rice University and an undergraduate degree in Marine Engineering and Nautical Science from the United States Merchant Marine Academy at Kings Point, New York.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock:

	Common Stock Prices
	High	Low
2016
First Quarter	$6.09	$2.60
Second Quarter	$9.07	$4.87
Third Quarter	$8.69	$6.48
Fourth Quarter	$11.87	$8.05

2017
First Quarter	$9.82	$6.87
Second Quarter	$8.11	$4.82
Third Quarter	$7.78	$5.07
Fourth Quarter	$8.09	$6.20

2018
First Quarter (1)	$8.70	$6.27

(1)	Through February 20, 2018

On February 20, 2018, the closing sale price of our common stock on the NYSE was $6.45 per share. As of February 20, 2018, there were 302 registered shareholders and approximately 13,700 beneficial shareholders of our common stock.

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

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2012 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us (the “Peer Group”) consisting of the following companies: Diamond Offshore Drilling, Inc., Forum Energy Technologies, Inc., Frank’s International N.V., GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., McDermott International, Inc., Noble Energy Inc., Oceaneering International, Inc., Oil States International, Inc., Rowan Companies plc, TETRA Technologies, Inc., and Tidewater Inc. The returns of each member of the Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2017 and have been adjusted for the reinvestment of any dividends. We believe that the members of the Peer Group provide services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2012 in our common stock at the closing price on that date price and on December 31, 2012 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — (63.5)%; the Peer Group — (79.2)%; the OSX — (32.1)%; and S&P 500 — 108.1%. These results are not necessarily indicative of future performance.

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,
OSX and Peer Group

	As of December 31,
	2012	2013	2014	2015	2016	2017
Helix	$100.0	$112.3	$105.1	$25.5	$42.7	$36.5
Peer Group Index	$100.0	$121.2	$68.7	$33.3	$28.9	$20.8
Oil Service Index	$100.0	$127.7	$95.8	$71.6	$83.5	$67.9
S&P 500	$100.0	$132.4	$150.5	$152.6	$170.8	$208.1
Source: Bloomberg

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2) (3)
October 1 to October 31, 2017	—	$—	—	3,116,351
November 1 to November 30, 2017	—	—	—	3,116,351
December 1 to December 31, 2017	98,452	7.40	—	3,234,091
	98,452	$7.40	—

(1)	Includes shares forfeited by certain members of our Board of Directors in satisfaction of withholding taxes upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board of Directors and to certain employees, including shares issued to our employees under the Employee Stock Purchase Plan (the “ESPP”) (Note 11), increases the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 9.

(3)
In January 2018, we issued approximately 0.5 million shares of restricted stock to our executive officers and certain members of our Board of Directors who have elected to take their quarterly fees in stock in lieu of cash. These issuances increase the number of shares available for repurchase by a corresponding amount (Note 9).

Item 6.  Selected Financial Data.

The financial data presented below for each of the five years ended December 31, 2017 should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. In February 2013, we sold our former domestic oil and gas subsidiary, Energy Resource Technology GOM, Inc. (“ERT”), and as a result, the assets and liabilities included in the sale of ERT and the historical operating results of our former Oil and Gas segment are presented as discontinued operations in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$581,383	$487,582	$695,802	$1,107,156	$876,561
Gross profit (loss) (1)	62,166	46,516	(233,774)	344,036	260,685
Income (loss) from operations (2)	(1,130)	(63,235)	(307,360)	261,756	179,034
Net income (loss) from continuing operations (3)	30,052	(81,445)	(376,980)	195,550	111,976
Income from discontinued operations, net of tax	—	—	—	—	1,073
Net income (loss), including noncontrolling interests	30,052	(81,445)	(376,980)	195,550	113,049
Net income applicable to noncontrolling interests	—	—	—	(503)	(3,127)
Net income (loss) applicable to common shareholders	30,052	(81,445)	(376,980)	195,047	109,922
Adjusted EBITDA from continuing operations (4)	107,216	89,544	172,736	378,010	268,311
Basic earnings (loss) per share of common stock:
Continuing operations	$0.20	$(0.73)	$(3.58)	$1.85	$1.03
Discontinued operations	—	—	—	—	0.01
Net income (loss) per common share	$0.20	$(0.73)	$(3.58)	$1.85	$1.04
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.20	$(0.73)	$(3.58)	$1.85	$1.03
Discontinued operations	—	—	—	—	0.01
Net income (loss) per common share	$0.20	$(0.73)	$(3.58)	$1.85	$1.04
Weighted average common shares outstanding:
Basic	145,295	111,612	105,416	105,029	105,032
Diluted	145,300	111,612	105,416	105,045	105,184

(1)	Amount in 2015 included impairment charges of $205.2 million for the Helix 534, $133.4 million for the HP I and $6.3 million for certain capitalized vessel project costs (Note 4).

(2)
Amount in 2016 included a $45.1 million goodwill impairment charge related to our robotics reporting unit (Note 2). Amount in 2015 included a $16.4 million goodwill impairment charge related to our U.K. well intervention reporting unit.

(3)
Amount in 2017 included a $51.6 million income tax benefit as a result of the U.S. tax law changes enacted in December 2017 (Note 7). Amount in 2015 included losses totaling $124.3 million related to our investments in Deepwater Gateway and Independence Hub (Note 5). Amount in 2015 also included unrealized losses totaling $18.3 million on our foreign currency exchange contracts associated with the Grand Canyon, Grand Canyon II and Grand Canyon III chartered vessels (Note 17).

(4)
This is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for an explanation of the definition and use of such measure as well as a reconciliation of these amounts to each year’s respective reported net income (loss) from continuing operations.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Working capital	$186,004	$336,387	$473,123	$468,660	$553,427
Total assets	2,362,837	2,246,941	2,399,959	2,690,179	2,531,934
Total debt	495,627	625,967	749,335	540,853	553,806
Total controlling interest shareholders’ equity	1,567,393	1,281,814	1,278,963	1,653,474	1,499,051
Noncontrolling interests	—	—	—	—	25,059
Total shareholders’ equity	1,567,393	1,281,814	1,278,963	1,653,474	1,524,110

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

In the following reconciliation, we provide amounts as reflected in our accompanying consolidated financial statements unless otherwise footnoted. This means that these amounts are recorded at 100% even if we do not own 100% of all of our subsidiaries. Accordingly, to arrive at our measure of Adjusted EBITDA from continuing operations, when applicable, we exclude the noncontrolling interests related to the adjustment components of EBITDA. Our measure of Adjusted EBITDA also excludes the gain or loss on disposition of assets from continuing operations. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments, which are excluded from EBITDA from continuing operations as a component of net other income or expense.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013

Net income (loss) from continuing operations	$30,052	$(81,445)	$(376,980)	$195,550	$111,976
Adjustments:
Income tax provision (benefit)	(50,424)	(12,470)	(101,190)	66,971	31,612
Net interest expense	18,778	31,239	26,914	17,859	32,898
Loss on early extinguishment of long-term debt	397	3,540	—	—	12,100
Other (income) expense, net (1)	1,434	(3,510)	24,310	(814)	(6)
Depreciation and amortization	108,745	114,187	120,401	109,345	98,535
Asset impairments (2)	—	—	345,010	—	—
Goodwill impairments (3)	—	45,107	16,399	—	—
Losses on equity investments (4)	1,800	1,674	122,765	—	—
EBITDA from continuing operations	110,782	98,322	177,629	388,911	287,115
Adjustments:
Noncontrolling interests	—	—	—	(661)	(4,077)
(Gain) loss on disposition of assets, net	39	(1,290)	(92)	(10,240)	(14,727)
Realized losses from foreign currency exchange contracts not designated as hedging instruments	(3,605)	(7,488)	(4,801)	—	—
Adjusted EBITDA from continuing operations	$107,216	$89,544	$172,736	$378,010	$268,311

(1)
Amount in 2015 included unrealized losses totaling $18.3 million on our foreign currency exchange contracts associated with the Grand Canyon, Grand Canyon II and Grand Canyon III chartered vessels (Note 17).

(2)	Amount in 2015 reflects asset impairment charges for the Helix 534, the HP I and certain capitalized vessel project costs (Note 4).

(3)
Amount in 2016 reflects a goodwill impairment charge related to our robotics reporting unit (Note 2). Amount in 2015 reflects a goodwill impairment charge related to our U.K. well intervention reporting unit.

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
EXECUTIVE SUMMARY

Our Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. From time to time, we make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. Our well intervention fleet expanded following the delivery of the Siem Helix 2 chartered vessel in February 2017 and is expected to further expand following the completion and delivery of the Q7000, a newbuild semi-submersible vessel, in 2018 or 2019. Chartering newer vessels with additional capabilities, including the Grand Canyon III chartered vessel that went into service for us in May 2017, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the HP I, a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator until at least June 1, 2023.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. In April 2015, we and OneSubsea agreed to jointly develop and ordered a 15K IRS for a total cost of approximately $28 million (approximately $14 million for our 50% interest). At December 31, 2017, our total investment in the 15K IRS was $14.9 million inclusive of capitalized interest. The 15K IRS was completed and placed in service in January 2018. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). At December 31, 2017, our total investment in the ROAM was $3.6 million. The ROAM is expected to be available to customers in the first half of 2018.

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

Oil prices have gradually risen above $60 per barrel, fueled by OPEC-led production cuts and increased demand for commodities as global economic conditions continue to improve. We have started to see an uptick in oil and gas exploration and production activities as evidenced by an increase in the global rig count. However, prolonged oversupply, partially attributable to increased shale oil production, is expected to constrain oil prices at least in the near term. The resulting weak industry environment may continue to curtail investments in offshore exploration and production as well as other offshore operational activities. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for intervention work. This rig overhang combined with lower volumes of work may affect the utilization and/or rates we can achieve for our assets. In addition, the current volatile and uncertain macroeconomic conditions in some countries around the world, such as Brazil and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results. The recently enacted U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) may also introduce uncertainty in terms of capital spending by oil and gas companies.

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

Business Activity Summary

We have enhanced our financial position and strengthened our balance sheet with proceeds from the sale of certain non-core business assets, which, together with net proceeds from our equity offerings in 2016 and early 2017 as well as liquidity under our Revolving Credit Facility, has allowed us to strategically focus on our core well intervention and robotics businesses. Our non-core business asset dispositions since 2009 primarily included the sale of individual oil and gas properties and former reservoir consulting business in 2009, the sale of our stockholdings in Cal Dive International, Inc. in 2009, the sale of ERT in 2013, and the disposition of our subsea construction business, including the sale in 2013 of the Caesar and Express pipelay vessels and the sale in 2014 of the spoolbase facility located in Ingleside, Texas.

Our business activities in 2017 included the following:

•	The agreement providing access to the HFRS was amended effective February 1, 2017 to extend the term of the agreement by one year to March 31, 2019 and to reduce the retainer fee;

•	We returned the Skandi Constructor to its owner in March 2017 upon the expiration of the vessel charter;

•	The Siem Helix 2 vessel was delivered to us and the charter term began in February 2017;

•	In April 2017, the Siem Helix 1 vessel commenced operations for Petrobras offshore Brazil;

•	In May 2017, we took delivery of the Grand Canyon III chartered vessel; and

•	The Siem Helix 2 vessel commenced operations for Petrobras in December 2017.
RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our consolidated financial statements, including our consolidated results of operations.

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and in 2017 expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 and Siem Helix 2 vessels for Petrobras. In addition to servicing the oil and gas market, our Robotics operations are contracted for the development of renewable energy projects (wind farms). As of December 31, 2017, our consolidated backlog that is supported by written agreements or contracts totaled $1.6 billion, of which $503 million is expected to be performed in 2018. The substantial majority of our backlog is associated with our Well Intervention business segment. As of December 31, 2017, our well intervention backlog was $1.2 billion, including $388 million expected to be performed in 2018. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 87% of our total backlog. At December 31, 2016, the total backlog associated with our operations was $1.9 billion. Backlog contracts are cancelable sometimes without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Accordingly, backlog is not necessarily a reliable indicator of total annual revenues for our services as contracts may be added, renegotiated, deferred, canceled and in many cases modified while in progress, and reduced rates, fines and penalties may be imposed by our customers.

Comparison of Years Ended December 31, 2017 and 2016

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)
Net revenues —
Well Intervention	$406,341	$294,000	$112,341
Robotics	152,755	160,580	(7,825)
Production Facilities	64,352	72,358	(8,006)
Intercompany elimination	(42,065)	(39,356)	(2,709)
	$581,383	$487,582	$93,801

Gross profit —
Well Intervention	$66,515	$26,879	$39,636
Robotics	(31,986)	(12,466)	(19,520)
Production Facilities	28,568	34,335	(5,767)
Corporate and other	(1,815)	(1,860)	45
Intercompany elimination	884	(372)	1,256
	$62,166	$46,516	$15,650

Gross margin —
Well Intervention	16%	9%
Robotics	(21)%	(8)%
Production Facilities	44%	47%
Total company	11%	10%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/77%	5/54%
Robotics assets	55/42%	59/48%
Chartered robotics vessels	4/69%	3/64%

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

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)

Well Intervention	$11,489	$8,442	$3,047
Robotics	30,576	30,914	(338)
	$42,065	$39,356	$2,709

Net Revenues.  Our total net revenues increased by 19% in 2017 as compared to 2016. Increased revenues for 2017 reflected higher revenues in our Well Intervention segment, offset in part by revenue decreases in our Robotics and Production Facilities segments.

Our Well Intervention revenues increased by 38% in 2017 as compared to 2016 primarily reflecting higher revenues generated from all of the well intervention vessels except for the Q4000. In Brazil, the Siem Helix 1 achieved 96% utilization since it commenced operations for Petrobras in mid-April 2017. The Siem Helix 2 commenced operations for Petrobras in mid-December 2017 with 53% utilization. In the North Sea, the Well Enhancer was 74% utilized during 2017 while the vessel was 64% utilized during 2016. The Seawell was 78% utilized during 2017 whereas it was 42% utilized during 2016. In the Gulf of Mexico, the Q5000 was 91% utilized during 2017 as compared to being 65% utilized during 2016. The Q4000 was 75% utilized during 2017 as compared to being 98% utilized during 2016. The vessel was out of service for 49 days during the first half of 2017 undergoing its scheduled regulatory dry dock. Additionally in 2016, we recognized $15.6 million associated with cancellation of work originally scheduled to be performed by the Q4000 in late 2016.

Our Robotics revenues decreased by 5% in 2017 as compared to 2016. The decrease primarily reflected lower utilization of our robotics assets and performing work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn.

Our Production Facilities revenues decreased by 11% in 2017 as compared to 2016, which reflected reduced retainer fees from the amended HFRS agreement which was effective February 1, 2017, no revenue from the HFRS for 33 days as the Q4000 underwent its regulatory dry dock, and lower revenues from the amendment of the agreement with the Phoenix field operator for the HP I to a fixed fee agreement that commenced June 1, 2016.

Gross Profit.  Our 2017 gross profit increased by 34% as compared to 2016. The gross profit related to our Well Intervention segment increased by 147% in 2017 as compared to 2016, primarily reflecting higher revenues in our North Sea region.

The gross profit associated with our Robotics segment decreased by 157% in 2017 as compared to 2016 primarily reflecting decreased utilization for our robotics assets and performing work with lower profit margins.

The gross profit related to our Production Facilities segment decreased by 17% in 2017 as compared to 2016 primarily reflecting revenue decreases for the HFRS and the HP I.

Goodwill Impairment.  The $45.1 million impairment charge in 2016 reflects the write-off of the entire goodwill balance associated with our robotics reporting unit.

Gain on Disposition of Assets, Net.  The $1.3 million net gain on disposition of assets in 2016 was attributable to the sale of the Helix 534 in December 2016.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $2.7 million in 2017 as compared to 2016. The decrease was primarily attributable to a $4.7 million decrease associated with the provision for uncertain collection of a portion of our then existing trade and note receivables as well as our overriding royalty interest asset being fully depreciated in April 2017, offset in part by an increase in payroll related costs including share-based compensation associated with our long-term incentive plan (Note 11).

Equity in Losses of Investments.  Equity in losses of investments was $2.4 million in 2017 as compared to $2.2 million in 2016 primarily reflecting an increase in our share of losses that were recorded by Independence Hub (Note 5).

Net Interest Expense.  Our net interest expense totaled $18.8 million in 2017 as compared to $31.2 million in 2016 reflecting increases in interest income and capitalized interest and a decrease in interest expense. Interest income totaled $2.6 million for 2017 as compared to $2.1 million for 2016. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $16.9 million for 2017 as compared to $11.8 million for 2016. The decrease in interest expense was primarily attributable to a significant reduction in our debt levels including an $80 million principal reduction of our term loan in June 2017. Interest expense for 2017 and 2016 also included charges of $1.6 million and $2.5 million, respectively, to accelerate the amortization of a pro-rata portion of debt issuance costs related to the lenders whose commitments in our revolving credit facility were reduced (Note 6).

Loss on Early Extinguishment of Long-term Debt.  The $0.4 million loss in 2017 was associated with the write-off of the unamortized debt issuance costs related to certain lenders exiting from the term loan then outstanding under our credit agreement prior to its amendment and restatement in June 2017 (Note 6). The $3.5 million loss in 2016 was associated with the repurchases of $139.9 million in aggregate principal amount of our 2032 Notes in 2016.

Other Income (Expense), Net.  We reported other expense, net, of $1.4 million for 2017 as compared to other income, net, of $3.5 million for 2016. Other income (expense), net, in 2017 and 2016 included foreign currency transaction gains (losses) of $(2.2) million and $0.2 million, respectively. These amounts primarily reflect foreign exchange fluctuations in our non-U.S. dollar currencies. Also included in the comparable year-over-year periods were net gains of $0.8 million and $1.3 million associated with our foreign currency exchange contracts primarily reflecting gains related to the portions of the contracts that were not designated as cash flow hedges (Note 17). In addition, other income, net, for 2016 included a $2.0 million net foreign currency translation gain reclassified out of accumulated other comprehensive loss into earnings during the year.

Income Tax Benefit.  Income taxes reflected a benefit of $50.4 million in 2017 as compared to $12.5 million in 2016. This variance is primarily due to the effect of U.S. tax law changes enacted in December 2017, offset in part by a decrease in pretax loss for the current year period and a tax charge in 2017 attributable to a change in tax position related to our foreign taxes. The effective tax rate was 247.5% for 2017 as compared to 13.3% for 2016. The increase was primarily attributable to the effect of the tax law changes, partially offset by the earnings mix between our higher and lower tax rate jurisdictions and the change in tax position related to our foreign taxes (Note 7).

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

Our Robotics revenues decreased by 47% in 2016 as compared to 2015. The decrease primarily reflects the reduction and lower utilization of our available Robotics assets, including our chartered vessels, and performing work at reduced rates. Some of our ROV units have been affected by other industry participants laying up vessels or canceling work as a result of the oil and gas industry downturn. Utilization of our chartered ROV support vessels decreased primarily reflecting reduction in work opportunities as a result of further market deterioration in the offshore energy industry.

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

The gross profit associated with our Robotics segment decreased by 130% in 2016 as compared to 2015 primarily reflecting decreased utilization for our Robotics assets, including our chartered vessels, and performing work with lower profit margins.

Excluding the $133.4 million impairment charge in 2015 for the HP I, the gross profit related to our Production Facilities segment increased by 26% in 2016 as compared to 2015. The increase primarily reflects lower repair and maintenance costs and a decrease in depreciation expense related to the HP I as a result of the vessel’s impairment charge recorded in December 2015.

Goodwill Impairment.  The $45.1 million impairment charge in 2016 reflects the write-off of the entire goodwill balance associated with our robotics reporting unit (Note 2). The $16.4 million impairment charge in 2015 reflects the write-off of the entire goodwill balance associated with our U.K. well intervention reporting unit.

Gain on Disposition of Assets, Net.  The $1.3 million net gain on disposition of assets in 2016 was attributable to the sale of the Helix 534 in December 2016 (Note 4).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $8.7 million in 2016 as compared to 2015. The increase was primarily attributable to payroll related costs associated with our variable performance-based incentive compensation programs (Note 11), increased overhead costs associated with the Petrobras contract and a $2.5 million increase associated with the provision for uncertain collection of a portion of our then existing trade and note receivables, and was partially offset by overhead cost saving measures including headcount reductions.

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

Loss on Early Extinguishment of Long-term Debt.  The $3.5 million loss in 2016 was associated with the repurchases of $139.9 million in aggregate principal amount of our 2032 Notes in 2016 (Note 6).

Other Income (Expense), Net.  We reported other income, net, of $3.5 million for 2016 as compared to other expense, net, of $24.3 million in 2015. Net other income for 2016 included net gains totaling $1.3 million associated with our foreign currency exchange contracts, which primarily related to the portions of the contracts that were not designated as cash flow hedges (Note 17). Net other expense for 2015 primarily reflects losses associated with our foreign currency exchange contracts, including $18.0 million upon de-designation of our Grand Canyon II and Grand Canyon III hedges and $5.1 million related to our hedge ineffectiveness. Also included in other income (expense), net, were foreign currency transaction gains (losses) of $0.2 million and $(1.2) million, respectively, in the comparable year-over-year periods. These amounts primarily reflect foreign exchange fluctuations in our non-U.S. dollar currencies. In addition, other income, net, for 2016 included a $2.0 million net foreign currency translation gain reclassified out of accumulated other comprehensive loss into earnings during the year.

Other Income – Oil and Gas.  Our other income - oil and gas decreased by $2.0 million in 2016 as compared to 2015. The decrease was primarily attributable to the reduction in our overriding royalty income, which was significantly affected by the decline in oil prices and lower volumes.

Income Tax Benefit.  Income taxes reflected a benefit of $12.5 million in 2016 as compared to $101.2 million in 2015. This variance is primarily due to the decrease in pre-tax loss for 2016. The effective tax rate was 13.3% for 2016 as compared to 21.2% for 2015. The decrease was primarily attributable to the non-deductible goodwill impairment charge, partially offset by the earnings mix between our higher and lower tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2017	2016

Net working capital	$186,004	$336,387
Long-term debt (1)	385,766	558,396
Liquidity (2)	348,207	375,504

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. It is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at December 31, 2017 included cash and cash equivalents of $266.6 million (including $100 million of minimum cash balance required by our Credit Agreement) and $81.6 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2016 included cash and cash equivalents of $356.6 million and $18.9 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	December 31,
	2017	2016

Former term loan (was scheduled to mature June 2018)	$—	$190,867
Nordea Q5000 Loan (matures April 2020)	158,930	193,879
Term Loan (matures June 2020)	95,842	—
MARAD Debt (matures February 2027)	72,487	78,221
2022 Notes (mature May 2022) (1)	108,829	105,697
2032 Notes (mature March 2032) (2)	59,539	57,303
Total debt	$495,627	$625,967

(1)	The 2022 Notes will increase to their face amount through accretion of the debt discount through May 1, 2022.

(2)	The 2032 Notes will increase to their face amount through accretion of the debt discount through March 15, 2018, which is the first date on which the holders may require us to repurchase the notes.

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$51,638	$38,714	$110,805
Investing activities	(221,127)	(147,110)	(295,719)
Financing activities	77,482	(25,524)	204,625

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

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of December 31, 2017 and 2016, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access our Revolving Credit Facility may be impacted. At December 31, 2017, our available borrowing capacity under our Revolving Credit Facility, based on the applicable leverage ratio covenant, was restricted to $81.6 million, net of $3.0 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. If we fail to comply with these covenants and other restrictions, that failure could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms and restrictions of the Credit Agreement, we may borrow and/or obtain letters of credit up to $25 million under our Revolving Credit Facility. See Note 6 for additional information relating to our long-term debt, including more information regarding our Credit Agreement, including covenants and collateral.

The 2022 Notes and the 2032 Notes can be converted prior to their stated maturity upon certain triggering events specified in the applicable Indenture governing the notes. We can settle any conversion in cash or shares of our common stock. In March 2018, the holders of the remaining 2032 Notes may require us to repurchase those notes. Accordingly, the 2032 Notes are classified as current liabilities on our consolidated balance sheet at December 31, 2017. No conversion triggers were met during the years ended December 31, 2017 and 2016.

Operating Cash Flows

Total cash flows from operating activities increased by $12.9 million in 2017 as compared to 2016 primarily reflecting changes in our working capital.

Total cash flows from operating activities decreased by $72.1 million in 2016 as compared to 2015 primarily reflecting decreases in income from operations and changes in our working capital. Our operating cash flows for 2016 included the receipt of $28.4 million in U.S. and foreign income tax refunds.

Investing Activities

Capital expenditures consist principally of the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment such as dynamically positioned vessels, topside equipment and subsea systems. Significant sources (uses) of cash associated with investing activities for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Capital expenditures:
Well Intervention	$(230,354)	$(185,892)	$(307,879)
Robotics	(648)	(720)	(10,700)
Production Facilities	—	(74)	(1,867)
Other	(125)	199	135
Distributions from equity investments (Note 5)	—	1,200	7,000
Proceeds from sale of equity investment (1)	—	25,000	—
Proceeds from sale of assets (2)	10,000	13,177	17,592
Net cash used in investing activities	$(221,127)	$(147,110)	$(295,719)

(1)	Amount in 2016 reflected cash received from the sale of our former ownership interest in Deepwater Gateway (Note 5)

(2)
Amounts in 2015 and 2017 primarily reflected cash received related to the sale in 2014 of our Ingleside spoolbase. Amount in 2016 primarily reflected cash received from the sale of our office and warehouse property located in Aberdeen, Scotland and the sale of the Helix 534 (Note 4).

Capital expenditures associated with our business primarily have included payments associated with the construction of our Q5000 and Q7000 vessels (see below), payments in connection with the Seawell life extension activities in 2015, the investment in the topside well intervention equipment for the Siem Helix 1 and Siem Helix 2 vessels chartered to perform our agreements with Petrobras (see below), the investment in the 15K IRS and the ROAM, as well as capital spending on ROVs and trenchers for our robotics business.

In March 2012, we entered into a contract with a shipyard in Singapore for the construction of the Q5000. Pursuant to the terms of this contract, payments were made as a fixed percentage of the contract price, together with any variations, on contractually scheduled dates. The Q5000 was delivered to us in the second quarter of 2015. The vessel commenced operations in the Gulf of Mexico under our five-year contract with BP and went on contracted rates in May 2016.

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000 for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, including the third amendment that was entered into in November 2017, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% was paid in December 2017, 20% is to be paid on December 31, 2018, and 20% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At December 31, 2017, our total investment in the Q7000 was $295.8 million, including $207.6 million of installment payments to the shipyard. Currently equipment is being manufactured and/or installed for the completion of the vessel. We plan to incur approximately $105 million related to the Q7000 in 2018.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with Petrobras’s options to extend. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two newbuild monohull vessels, the Siem Helix 1, which commenced operations for Petrobras in mid-April 2017, and the Siem Helix 2, which commenced operations for Petrobras in mid-December 2017. At December 31, 2017, our investment in the topside equipment for the two chartered vessels was $309.8 million.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity financing activities and repayments of our long-term debt. Total cash flows from financing activities increased by $103.0 million in 2017 as compared to 2016. We received approximately $220 million of net proceeds from our underwritten public equity offering in January 2017 (Note 8) and $100 million from our Term Loan borrowings in June 2017, while making early repayments of approximately $180 million of term loan then outstanding under the credit agreement prior to its June 2017 amendment and restatement (Note 6). In 2016, we received $96.5 million of net proceeds from the sale of our common stock under two separate at-the-market equity offering programs and $125 million from the issuance of the 2022 Notes, while making early repayments of $33 million of term loan then outstanding and repurchasing $139.9 million in aggregate principal amount of the 2032 Notes including approximately $122 million with proceeds from the issuance of the 2022 Notes.

Total cash flows from financing activities decreased by $230.1 million in 2016 as compared to 2015. In 2016, we received approximately $222 million from debt and equity financing activities. Our $250 million Nordea Q5000 Loan was funded in April 2015 at the time the Q5000 vessel was delivered to us. Repayments of our long-term debt increased by $196.8 million in 2016 as compared to 2015 primarily reflecting an additional $17.9 million in repayment of the Nordea Q5000 Loan, an additional $40.2 million in repayment of term loan then outstanding, and the payments to repurchase the 2032 Notes.

Outlook

We anticipate that our capital expenditures and deferred dry dock costs for 2018 will approximate $135 million. We believe that our cash on hand, internally generated cash flows and availability under our Revolving Credit Facility will provide the capital necessary to continue funding our 2018 capital spending and to meet our debt obligations due in 2018. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of December 31, 2017 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$97,500	$7,500	$90,000	$—	$—
Nordea Q5000 Loan	160,714	35,714	125,000	—	—
MARAD debt	77,000	6,532	14,058	15,497	40,913
2022 Notes (2)	125,000	—	—	125,000	—
2032 Notes (3)	60,115	60,115	—	—	—
Interest related to debt (4)	71,858	22,802	32,922	11,765	4,369
Property and equipment (5)	157,513	88,313	69,200	—	—
Operating leases (6)	599,088	128,018	228,265	181,526	61,279
Total cash obligations	$1,348,788	$348,994	$559,445	$333,788	$106,561

(1)
Excludes unsecured letters of credit outstanding at December 31, 2017 totaling $3.0 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature in 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price on that 30th trading day (i.e., $18.06 per share). At December 31, 2017, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature in 2032. The 2032 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price on that 30th trading day (i.e., $32.53 per share). At December 31, 2017, the conversion trigger was not met. The first date that the holders of these notes may require us to repurchase the notes is March 15, 2018. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2017 for variable rate debt.

(5)	Primarily reflects costs associated with our Q7000 semi-submersible vessel currently under construction (Note 13).

(6)
Operating leases include vessel charters and facility leases. At December 31, 2017, our vessel charter commitments totaled approximately $558 million, including the Grand Canyon III that went into service for us in May 2017, the Siem Helix 1 that commenced operations for Petrobras in mid-April 2017, and the Siem Helix 2 that commenced operations for Petrobras in mid-December 2017.

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

Revenue Recognition

Revenues from our services are derived from contracts, which are both short-term and long-term in duration. Our services contracts generally contain either lump-sum provisions or provisions for specific time, material and equipment charges that are billed in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts. Further, we record revenues net of taxes collected from customers and remitted to governmental authorities.

The majority of our contracts contain provisions for specific time, material and equipment charges. Revenues generated from these contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Similarly, revenues from contracts that stipulate a monthly rate are recognized ratably during the month. Certain dayrate contracts with built-in rate changes require us to record revenues on a straight-line basis. We may receive revenues for mobilization of equipment and personnel under dayrate contracts. Revenues related to mobilization are deferred and recognized over the period in which contracted services are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, also are deferred and recognized using the same straight-line method. Our policy to amortize the revenues and costs related to mobilization on a straight-line basis over the estimated contract service period is consistent with the general pace of activity, level of services being provided and dayrates being earned over the contract period. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Revenues on significant lump sum contracts are generally recognized under the percentage-of-completion method. Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, weather and other external factors outside of our control may affect the progress and estimated cost of a project’s completion, and therefore the timing of revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

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

As of December 31, 2017, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries without operations in the U.S. of approximately $48 million, all of which was subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act enacted in December 2017 or has otherwise been previously taxed. We intend to indefinitely reinvest these earnings, as well as future earnings from our non-U.S. subsidiaries without operations in the U.S., to fund our international operations and foreign credit facility. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.

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

Derivative Instruments and Hedging Activities

Our risk management activities involve the use of derivative financial instruments to hedge the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we have entered into certain derivative contracts, including interest rate swaps and foreign currency exchange contracts. All derivative contracts are reflected on our balance sheet at fair value. The fair value of our interest rate swaps is calculated as the discounted cash flows of the difference between the rate fixed by the hedging instrument and the LIBOR forward curve over the remaining term of the hedging instrument. The fair value of our foreign currency exchange contracts is calculated as the discounted cash flows of the difference between the fixed payment specified by the hedging instrument and the expected cash inflow of the forecasted transaction using a foreign currency forward curve. Changes in the assumptions used could impact whether the fair value change in the hedged instrument is charged to earnings or accumulated other comprehensive income (loss) (a component of shareholders’ equity).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, we were exposed to market risk in two areas: interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of December 31, 2017, $258.2 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. The impact of interest rate risk is estimated using a hypothetical increase in interest rates of 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $1.8 million in interest expense for the year ended December 31, 2017.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which may not be the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars.

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” (“Accumulated OCI”) in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2017, approximately 13% of our assets were impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded foreign currency translation unrealized gains (losses) of $16.3 million, $(35.9) million and $(12.8) million to Accumulated OCI for the years ended December 31, 2017, 2016 and 2015, respectively. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

We also have other foreign subsidiaries with a majority of their operations in U.S. dollars, which is their functional currency. When currencies other than the U.S. dollar are to be paid or received, the resulting transaction gain or loss is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” For the years ended December 31, 2017, 2016 and 2015, these amounts resulted in gains (losses) of $(2.2) million, $0.2 million and $(1.2) million, respectively.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and the Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. In December 2015, we re-designated the hedging relationship between a portion of our foreign currency exchange contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring (Note 17). The re-designated foreign currency exchange contracts associated with the Grand Canyon II and Grand Canyon III charter payments currently qualify for cash flow hedge accounting treatment. There was no foreign currency hedge ineffectiveness for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, we recorded gains (losses) totaling $0.1 million and $(5.1) million, respectively, in “Other income (expense), net” related to foreign currency hedge ineffectiveness.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Emphasis of Matter
As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting method for deferred income taxes effective January 1, 2017 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Houston, Texas
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, “the consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
February 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Helix Energy Solutions Group, Inc. and subsidiaries

We have audited the consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of Helix Energy Solutions Group, Inc. (the Company) for the year ended December 31, 2015 (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Deepwater Gateway, L.L.C. (a limited liability company in which the Company has a 50% interest) and Independence Hub, LLC (a limited liability company in which the Company has a 20% interest) for the year ended December 31, 2015. In the consolidated financial statements, the Company’s equity in the net losses of Deepwater Gateway, L.L.C. and Independence Hub, LLC is stated at approximately $124 million for the year ended December 31, 2015. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Deepwater Gateway, L.L.C. and Independence Hub, LLC, for the year ended December 31, 2015, is based solely on the reports of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of
Deepwater Gateway, L.L.C.
Houston, Texas

We have audited the statements of operations, cash flows, and members’ equity of Deepwater Gateway, L.L.C. (the “Company”) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Deepwater Gateway, L.L.C. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
February 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of
Independence Hub, LLC
Houston, Texas

We have audited the statements of operations, cash flows, and members’ equity of Independence Hub, LLC (the “Company”) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Independence Hub, LLC for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
February 12, 2016

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$266,592	$356,647
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $2,752 and $1,778, respectively	113,336	101,825
Unbilled revenue and other	29,947	10,328
Current deferred tax assets	—	16,594
Other current assets	41,768	37,388
Total current assets	451,643	522,782
Property and equipment	2,695,772	2,450,890
Less accumulated depreciation	(889,783)	(799,280)
Property and equipment, net	1,805,989	1,651,610
Other assets, net	105,205	72,549
Total assets	$2,362,837	$2,246,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,299	$60,210
Accrued liabilities	71,680	58,614
Income tax payable	2,799	—
Current maturities of long-term debt	109,861	67,571
Total current liabilities	265,639	186,395
Long-term debt	385,766	558,396
Deferred tax liabilities	103,349	167,351
Other non-current liabilities	40,690	52,985
Total liabilities	795,444	965,127

Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,740 and 120,630 shares issued, respectively	1,284,274	1,055,934
Retained earnings	352,906	322,854
Accumulated other comprehensive loss	(69,787)	(96,974)
Total shareholders’ equity	1,567,393	1,281,814
Total liabilities and shareholders’ equity	$2,362,837	$2,246,941

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Net revenues	$581,383	$487,582	$695,802

Cost of sales:
Cost of sales	519,217	441,066	584,566
Asset impairments	—	—	345,010
Total cost of sales	519,217	441,066	929,576

Gross profit (loss)	62,166	46,516	(233,774)

Goodwill impairments	—	(45,107)	(16,399)
Gain (loss) on disposition of assets, net	(39)	1,290	92
Selling, general and administrative expenses	(63,257)	(65,934)	(57,279)
Loss from operations	(1,130)	(63,235)	(307,360)
Equity in losses of investments	(2,368)	(2,166)	(124,345)
Net interest expense	(18,778)	(31,239)	(26,914)
Loss on early extinguishment of long-term debt	(397)	(3,540)	—
Other income (expense), net	(1,434)	3,510	(24,310)
Other income – oil and gas	3,735	2,755	4,759
Loss before income taxes	(20,372)	(93,915)	(478,170)
Income tax benefit	(50,424)	(12,470)	(101,190)
Net income (loss)	$30,052	$(81,445)	$(376,980)

Earnings (loss) per share of common stock:
Basic	$0.20	$(0.73)	$(3.58)
Diluted	$0.20	$(0.73)	$(3.58)

Weighted average common shares outstanding:
Basic	145,295	111,612	105,416
Diluted	145,300	111,612	105,416

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$30,052	$(81,445)	$(376,980)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedges arising during the period	3,323	2,366	(25,259)
Reclassification adjustments for loss on hedges included in net income (loss)	12,915	12,851	13,659
Reclassification adjustments for loss from derivative instruments de-designated as cash flow hedges included in net loss	—	—	18,014
Income taxes on unrealized (gain) loss on hedges	(5,724)	(5,347)	(2,214)
Unrealized gain on hedges, net of tax	10,514	9,870	4,200
Unrealized gain on note receivable arising during the period	629	—	—
Income taxes on unrealized gain on note receivable	(220)	—	—
Unrealized gain on note receivable, net of tax	409	—	—
Foreign currency translation gain (loss) arising during the period	16,264	(33,899)	(12,849)
Reclassification adjustment for net translation gain realized upon liquidation	—	(2,044)	—
Foreign currency translation gain (loss)	16,264	(35,943)	(12,849)
Other comprehensive income (loss), net of tax	27,187	(26,073)	(8,649)
Comprehensive income (loss)	$57,239	$(107,518)	$(385,629)

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	105,586	$934,447	$781,279	$(62,252)	$1,653,474
Net loss	—	—	(376,980)	—	(376,980)
Foreign currency translation adjustments	—	—	—	(12,849)	(12,849)
Unrealized gain on hedges, net of tax	—	—	—	4,200	4,200
Activity in company stock plans, net and other	703	3,443	—	—	3,443
Share-based compensation	—	5,463	—	—	5,463
Cumulative share-based compensation in excess of fair value of modified liability awards	—	2,915	—	—	2,915
Excess tax from share-based compensation	—	(703)	—	—	(703)
Balance, December 31, 2015	106,289	$945,565	$404,299	$(70,901)	$1,278,963
Net loss	—	—	(81,445)	—	(81,445)
Foreign currency translation adjustments	—	—	—	(35,943)	(35,943)
Unrealized gain on hedges, net of tax	—	—	—	9,870	9,870
Equity component of debt discount on Convertible Senior Notes due 2022	—	10,719	—	—	10,719
Re-acquisition of equity component of debt discount on Convertible Senior Notes due 2032	—	(1,625)	—	—	(1,625)
Issuance of common stock, net of transaction costs	13,019	96,547	—	—	96,547
Activity in company stock plans, net and other	1,322	463	—	—	463
Share-based compensation	—	5,767	—	—	5,767
Cumulative share-based compensation in excess of fair value of modified liability awards	—	203	—	—	203
Excess tax from share-based compensation	—	(1,705)	—	—	(1,705)
Balance, December 31, 2016	120,630	$1,055,934	$322,854	$(96,974)	$1,281,814
Net income	—	—	30,052	—	30,052
Foreign currency translation adjustments	—	—	—	16,264	16,264
Unrealized gain on hedges, net of tax	—	—	—	10,514	10,514
Unrealized gain on note receivable, net of tax	—	—	—	409	409
Equity component of debt discount on Convertible Senior Notes due 2022	—	(7)	—	—	(7)
Issuance of common stock, net of transaction costs	26,450	219,504	—	—	219,504
Activity in company stock plans, net and other	660	(1,887)	—	—	(1,887)
Share-based compensation	—	10,730	—	—	10,730
Balance, December 31, 2017	147,740	$1,284,274	$352,906	$(69,787)	$1,567,393

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$30,052	$(81,445)	$(376,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,745	114,187	120,401
Non-cash impairment charges	—	45,107	361,409
Amortization of debt discount	4,688	5,905	5,957
Amortization of debt issuance costs	6,154	7,733	5,664
Share-based compensation	10,877	5,862	6,543
Deferred income taxes	(54,585)	14,849	(103,022)
Equity in losses of investments	2,368	2,166	124,345
(Gain) loss on disposition of assets, net	39	(1,290)	(92)
Loss on early extinguishment of long-term debt	397	3,540	—
Unrealized (gains) losses and ineffectiveness on derivative contracts, net	(4,423)	(8,800)	18,281
Changes in operating assets and liabilities:
Accounts receivable, net	(28,424)	(22,437)	36,354
Other current assets	(15,680)	(2,386)	7,956
Income tax payable	3,949	(4,571)	(7,464)
Accounts payable and accrued liabilities	33,381	(630)	(63,817)
Other non-current, net	(45,900)	(39,076)	(24,730)
Net cash provided by operating activities	51,638	38,714	110,805

Cash flows from investing activities:
Capital expenditures	(231,127)	(186,487)	(320,311)
Distributions from equity investments	—	1,200	7,000
Proceeds from sale of equity investment	—	25,000	—
Proceeds from sale of assets	10,000	13,177	17,592
Net cash used in investing activities	(221,127)	(147,110)	(295,719)

Cash flows from financing activities:
Issuance of Convertible Senior Notes due 2022	—	125,000	—
Repurchase of Convertible Senior Notes due 2032	—	(138,401)	—
Proceeds from term loan	100,000	—	—
Repayment of term loan	(194,758)	(62,742)	(22,500)
Proceeds from Nordea Q5000 Loan	—	—	250,000
Repayment of Nordea Q5000 Loan	(35,715)	(35,714)	(17,857)
Repayment of MARAD Debt	(6,222)	(5,926)	(5,644)
Debt issuance costs	(3,717)	(4,655)	(1,737)
Net proceeds from issuance of common stock	219,504	96,547	—
Payments related to tax withholding for share-based compensation	(2,042)	(341)	(1,121)
Proceeds from issuance of ESPP shares	432	708	3,484
Net cash provided by (used in) financing activities	77,482	(25,524)	204,625

Effect of exchange rate changes on cash and cash equivalents	1,952	(3,625)	(2,011)
Net increase (decrease) in cash and cash equivalents	(90,055)	(137,545)	17,700
Cash and cash equivalents:
Balance, beginning of year	356,647	494,192	476,492
Balance, end of year	$266,592	$356,647	$494,192

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization

Unless the context indicates otherwise, the terms “we,” “us” and “our” in this Annual Report refer collectively to Helix Energy Solutions Group, Inc. and its subsidiaries (“Helix” or the “Company”). We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We provide services primarily in deepwater in the U.S. Gulf of Mexico, North Sea, Asia Pacific and West Africa regions, and in 2017 expanded our operations into Brazil with the commencement of operations of the Siem Helix 1 and Siem Helix 2 vessels for Petróleo Brasileiro S.A. (“Petrobras”).

Our Operations

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 12).

Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we rent out on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and two chartered newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. We also have a semi-submersible well intervention vessel under construction, the Q7000. The Siem Helix 1 commenced well intervention operations for Petrobras offshore Brazil in April 2017, and the Siem Helix 2 commenced operations for Petrobras in December 2017. We returned the Skandi Constructor to its owner in March 2017 upon the expiration of the vessel charter.

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates three ROV support vessels under long-term charter, including the Grand Canyon III that went into service for us in May 2017. We also utilize spot vessels as needed. Our vessel charter for the Deep Cygnus was terminated on February 9, 2018, at which time we returned the vessel to its owner.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, and the Helix Fast Response System (the “HFRS”), which provides certain operators access to our Q4000 and HP I vessels in the event of a well control incident in the Gulf of Mexico. The HP I has been under contract to the Phoenix field operator since February 2013, currently under a fixed fee agreement through at least June 1, 2023. We are party to an agreement providing various operators with access to the HFRS for well control purposes, which agreement was amended effective February 1, 2017 to extend the term of the agreement by one year to March 31, 2019 and to reduce the retainer fee. The Production Facilities segment also includes our ownership interest in Independence Hub, LLC (“Independence Hub”).
Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of majority owned subsidiaries. The equity method is used to account for investments in affiliates in which we do not have majority ownership, but have the ability to exert significant influence. We account for our former ownership interest in Deepwater Gateway, L.L.C. (“Deepwater Gateway”) and our ownership interest in Independence Hub under the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and reported in U.S. dollars. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of our consolidated financial statements, as applicable.

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

Accounts and Notes Receivable and Allowance for Uncollectible Accounts

Accounts and notes receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. We establish an allowance for uncollectible accounts based on historical experience as well as any specific collection issues that we have identified. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that the balance will definitively not be collected (Note 15).

Property and Equipment

Property and equipment is recorded at historical cost. Property and equipment is depreciated on a straight line basis over the estimated useful life of each asset. The cost of improvements is capitalized while the cost of repairs and maintenance is charged to expense as incurred. For the years ended December 31, 2017, 2016 and 2015, repair and maintenance expense totaled $28.1 million, $25.5 million and $32.8 million, respectively.

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

Capitalized Interest

Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as the underlying asset. Capitalized interest is excluded from our interest expense (Note 6).

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

Goodwill

Goodwill impairment is evaluated using a two-step process. The first step involves comparing a reporting unit’s fair value with its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, the second step is performed by comparing the implied fair value of goodwill with the reporting unit’s carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We previously performed an impairment analysis of goodwill at least annually as of November 1 or more frequently whenever events or circumstances occur indicating that it might be impaired. As a result of our 2015 goodwill impairment analysis, we recorded an impairment charge of $16.4 million to write off the goodwill associated with our U.K. well intervention reporting unit. As a result of our 2016 goodwill impairment analysis, we recorded an impairment charge of $45.1 million to write off the entire goodwill balance of our robotics reporting unit. We had no goodwill remaining on our consolidated balance sheets at December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, capitalized deferred dry dock costs included within “Other assets, net” in the accompanying consolidated balance sheets (Note 3) totaled $12.4 million and $14.8 million (net of accumulated amortization of $7.1 million and $10.7 million), respectively. During the years ended December 31, 2017, 2016 and 2015, dry dock amortization expense was $6.9 million, $14.0 million and $10.8 million, respectively.

Revenue Recognition

Revenues from our services are derived from contracts, which are both short-term and long-term in duration. Our services contracts generally contain either lump sum provisions or provisions for specific time, material and equipment charges that are billed in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts. Further, we record revenues net of taxes collected from customers and remitted to governmental authorities.

Unbilled revenue represents revenue attributable to work completed prior to period end that has not yet been invoiced. All amounts included in unbilled revenue are expected to be billed and collected within one year. We monitor the collectability of our outstanding trade receivables on a continual basis in connection with our evaluation of allowance for doubtful accounts.

Dayrate Contracts.  Revenues generated from specific time, material and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Certain dayrate contracts with built-in rate changes require us to record revenues on a straight-line basis. Similarly, revenues from contracts that stipulate a monthly rate are recognized ratably during the month. We may receive revenues for mobilization of equipment and personnel under dayrate contracts. Revenues related to mobilization are deferred and recognized over the period in which contracted services are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, also are deferred and recognized using the same straight-line method. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Lump Sum Contracts.  Revenues on significant lump sum contracts are generally recognized under the percentage-of-completion method. Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

Royalty Interests

Income from royalty interests are recognized according to monthly oil and gas production on an entitlement basis. Income for royalty interests is reflected in “Other income - oil and gas” in the consolidated statements of operations.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2017, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Share-Based Compensation

Share-based compensation is measured at the grant date based on the estimated fair value of an award. Share-based compensation based solely on service conditions is recognized on a straight-line basis over the vesting period of the related shares. Forfeitures are recognized as they occur. Tax deduction benefits for a share-based award in excess of recognized compensation cost is reported as a financing cash flow rather than as an operating cash flow.

Compensation cost for restricted stock is the product of grant date fair value of each share and the number of shares granted and is recognized over the respective vesting periods on a straight-line basis.

The estimated fair value of performance share units (“PSUs”) is determined using a Monte Carlo simulation model. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured based on the estimated fair value at the balance sheet date and changes in fair value of the awards are recognized in earnings. Cumulative compensation cost for vested liability PSU awards equals the actual cash payout that would occur upon vesting. To the extent the recognized fair value of the modified liability awards at the end of a reporting period is less than the compensation cost associated with the grant date fair value of the original equity awards, the higher amount is recorded as share-based compensation. The amount of cumulative compensation cost recognized in excess of the fair value of the modified liability awards is recorded in equity.

Foreign Currency

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. Results of operations for our non-U.S. dollar subsidiaries are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these non-U.S. dollar subsidiaries are translated into U.S. dollars using the exchange rate in effect at December 31, 2017 and 2016, and the resulting translation adjustments, which were unrealized gains (losses) of $16.3 million and $(35.9) million, respectively, are included in Accumulated other comprehensive loss (“Accumulated OCI”), a component of shareholders’ equity.

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in other income or expense in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, our foreign currency transaction gains (losses) totaled $(2.2) million, $0.2 million and $(1.2) million, respectively. These realized amounts are exclusive of any gains or losses from our foreign currency exchange derivative contracts.

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

We engage solely in cash flow hedges. Hedges of cash flow exposure are entered into to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of derivative instruments that are designated as cash flow hedges are reported in Accumulated OCI to the extent that the hedges are effective. These changes are subsequently reclassified into earnings when the hedged transactions occur. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in earnings. In addition, any change in the fair value of a derivative instrument that does not qualify for hedge accounting is recorded in earnings in the period in which the change occurs.

We formally document all relationships between hedging instruments and the related hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivative instruments that are designated as hedging instruments are highly effective in offsetting changes in cash flows of the hedged items. We discontinue hedge accounting if we determine that a derivative is no longer highly effective as a hedge, or it is probable that a hedged transaction will not occur. If hedge accounting is discontinued because it is probable the hedged transaction will not occur, gains or losses on the hedging instruments are reclassified from Accumulated OCI into earnings immediately. If the forecasted transaction continues to be probable of occurring, any gains or losses in Accumulated OCI are reclassified into earnings over the remaining period of the original forecasted transaction.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. Changes in the fair value of interest rate swaps are reported in Accumulated OCI to the extent the swaps are effective. These changes are subsequently reclassified into earnings when the anticipated interest is recognized as interest expense. The ineffective portion of the interest rate swaps, if any, is recognized immediately in earnings within the line titled “Net interest expense.”

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to our vessel charters that are denominated in foreign currencies. Changes in the fair value of foreign currency exchange contracts are reported in Accumulated OCI to the extent the contracts are effective. These changes are subsequently reclassified into earnings when the forecasted vessel charter payments are made and recorded as cost of sales. The ineffective portion of these foreign currency exchange contracts, if any, and changes in the fair value of foreign currency exchange contracts that do not qualify as cash flow hedges are recognized immediately in earnings within the line titled “Other income (expense), net.”

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

Major Customers and Concentration of Credit Risk

The market for our products and services is primarily the offshore oil and gas and renewable industries. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and gas prices which are subject to many external factors that may contribute to significant volatility. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, alternative (renewable) energy companies and offshore engineering and construction firms. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) is as follows: 2017 —  BP (19%), Petrobras (13%) and Talos (10%), 2016 — BP (17%) and Shell (11%), and 2015 — Shell (16%) and Talos (11%). Most of the concentration of revenues was generated by our Well Intervention business.

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

Assets and liabilities measured at fair value are based on one or more of three valuation approaches as described in Note 16.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revenue standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods, and was subsequently deferred by one year to annual reporting periods beginning after December 15, 2017. The FASB also issued several subsequent updates containing implementation guidance on principal versus agent considerations (gross versus net revenue presentation), identifying performance obligations and accounting for licenses of intellectual property. Additionally, these updates provide narrow-scope improvements and practical expedients as well as technical corrections and improvements to the guidance. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a modified retrospective approach with a cumulative adjustment. We have completed our assessment of the differences between the new revenue standard and current accounting practices (gap analysis). We continue to work on expanded disclosure requirements and documentation of new policies, procedures and controls. Although not finalized, based on the implementation efforts performed, management’s assessment is that the new revenue standard is not expected to have a material impact on our consolidated financial statements. We are applying the modified retrospective approach to adopt this guidance effective in the first quarter of 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU amends the existing accounting standards for leases. The amendments are intended to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. Based on our current portfolio of leases and vessel charters, we expect to record right-of-use assets and lease liabilities on our balance sheet upon adoption of this guidance in the first quarter of 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. We adopted this guidance in the first quarter of 2017 with no material impact on our consolidated financial statements.

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
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016

Note receivable (1)	$—	$10,000
Prepaids	10,102	13,973
Deferred costs (2)	27,204	7,971
Other	4,462	5,444
Total other current assets	$41,768	$37,388

(1)
Relates to the balance of the promissory note we received in connection with the sale of our former Ingleside spoolbase in January 2014. Interest on the note was payable quarterly at a rate of 6% per annum. In June 2017, we collected the remaining $10 million principal balance of this note receivable as well as accrued interest.

(2)	Primarily reflects deferred mobilization costs associated with certain long-term contracts, which are to be amortized within 12 months from the balance sheet date (Note 2).

Other assets, net consist of the following (in thousands):

	December 31,
	2017	2016

Note receivable, net (1)	$3,758	$2,827
Prepaids	7,666	6,418
Deferred dry dock costs, net (Note 2)	12,368	14,766
Deferred costs (2)	63,767	30,738
Charter fee deposit (3)	12,544	12,544
Other	5,102	5,256
Total other assets, net	$105,205	$72,549

(1)
In 2016, we entered into an agreement with one of our customers to defer their payment obligations to June 30, 2018. On March 30, 2017, we entered into a new agreement with this customer in which we agreed to forgive all but $4.3 million of receivables due from the customer in exchange for its redeemable convertible bonds that approximated that amount. The bonds are redeemable by the customer at any time and the maturity date of the bonds is December 14, 2019. Interest at a rate of 5% per annum is payable annually on the bonds. The amount at December 31, 2017 reflected the fair value of the bonds as of that date (Note 16). The amount at December 31, 2016 was net of allowance of $4.2 million.

(2)	Primarily reflects deferred mobilization costs to be amortized after 12 months from the balance sheet date through the end of the applicable term of certain long-term contracts (Note 2).

(3)	Represents deposit to be used to reduce our final charter payments for the Siem Helix 2.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016

Accrued payroll and related benefits	$30,685	$20,705
Deferred revenue	12,609	8,911
Derivative liability (Note 17)	10,625	18,730
Other	17,761	10,268
Total accrued liabilities	$71,680	$58,614

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2017	2016

Investee losses in excess of investment (Note 5)	$7,567	$10,238
Deferred gain on sale of property (Note 4)	5,838	5,761
Deferred revenue	8,744	8,598
Derivative liability (Note 17)	8,150	20,191
Other	10,391	8,197
Total other non-current liabilities	$40,690	$52,985

Note 4 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2017	2016

Vessels	15 to 30 years	$2,083,267	$1,860,379
ROVs, trenchers and ROVDrills	10 years	298,227	309,603
Machinery, equipment and leasehold improvements	5 to 15 years	314,278	280,908
Total property and equipment		$2,695,772	$2,450,890

Our assessment at December 31, 2015 indicated impairment on the Helix 534 and the HP I. We impaired these assets based on the difference between the carrying amount and the estimated fair value. We recorded an impairment charge of $205.2 million to reduce the carrying amount of the Helix 534 to its estimated fair value of $1.0 million and to write off associated deferred dry dock costs of $9.0 million. The fair value of the Helix 534 was based on its estimated salvage value according to current market pricing. We recorded an impairment charge of $133.4 million to reduce the carrying amount of the HP I to its estimated fair value of $124.3 million. We estimated the fair value of the HP I based on the present value of its expected future cash flows. In addition, we recorded impairment charges of $6.3 million to write off capitalized costs associated with certain vessel projects that we no longer expected to materialize.

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

In December 2016, we sold the Helix 534 vessel to a third party for approximately $2.8 million, including $0.4 million held in escrow which was not subsequently realized. We recorded a gain of approximately $1.3 million from the sale, net of selling expenses.
Note 5 — Equity Investments

We have a 20% ownership interest in Independence Hub, which owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in a water depth of 8,000 feet. We previously had a 50% ownership interest in Deepwater Gateway, which owns and operates a tension leg platform production hub primarily for Anadarko Petroleum Corporation’s Marco Polo field in the Deepwater Gulf of Mexico. Our Production Facilities segment includes our investment in Independence Hub that is accounted for using the equity method of accounting, and previously included our former ownership interest in Deepwater Gateway.

In December 2015, we were notified that the operator of the facility no longer forecasted utilization of the “Independence Hub” platform and planned to turn over the platform for decommissioning. As a result of this determination, Independence Hub recorded an impairment charge of $343.3 million to reduce the carrying amount of the platform assets to their estimated fair value of zero. For the year ended December 31, 2015, we recorded losses totaling $74.9 million to account for our 20% share of losses from Independence Hub and to write off the remaining capitalized interest of $3.6 million and a $1.0 million participation fee that we paid in 2004. For the years ended December 31, 2017 and 2016, we recorded losses totaling $2.4 million and $2.2 million, respectively, to account for our share of losses from Independence Hub. Since we are committed to providing the necessary level of financial support to enable Independence Hub to pay its obligations as they become due, we recorded liabilities of $9.8 million and $10.2 million at December 31, 2017 and 2016, respectively, for our share of the estimated obligations, net of remaining working capital. These liabilities are reflected in “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets. We did not receive any cash distributions from Independence Hub in 2016 or 2017. For the year ended December 31, 2015, we received a cash distribution of $1.8 million.

Additionally in December 2015, Deepwater Gateway recorded an impairment charge of $96.7 million to reduce the carrying amount of its long-lived assets to their estimated fair value of $70.8 million. For the year ended December 31, 2015, we recorded losses totaling $49.4 million to account for our 50% share of losses from Deepwater Gateway and to write off the remaining capitalized interest of $1.2 million. These losses included our share of an impairment charge that Deepwater Gateway recorded in December 2015. For the year ended December 31, 2015, we received a cash distribution of $5.2 million from Deepwater Gateway. In February 2016, we received a cash distribution of $1.2 million and sold our ownership interest in Deepwater Gateway to a subsidiary of Genesis for $25 million.

Equity method investments were immaterial to our 2016 and 2017 consolidated financial results. For the year ended December 31, 2015, the summarized aggregated revenues, operating loss and net loss related to our equity method investments were $14.8 million, $448.1 million and $448.1 million, respectively.
Note 6 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016

Former term loan (was scheduled to mature June 2018)	$—	$192,258
Term Loan (matures June 2020)	97,500	—
2022 Notes (mature May 2022)	125,000	125,000
2032 Notes (mature March 2032)	60,115	60,115
MARAD Debt (matures February 2027)	77,000	83,222
Nordea Q5000 Loan (matures April 2020)	160,714	196,429
Unamortized debt discounts	(14,406)	(19,094)
Unamortized debt issuance costs	(10,296)	(11,963)
Total debt	495,627	625,967
Less current maturities	(109,861)	(67,571)
Long-term debt	$385,766	$558,396

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The amended and restated credit facility is comprised of a $100 million term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) of up to $150 million (the “Revolving Loans”). The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments up to $100 million with respect to an increase in the Revolving Credit Facility, additional term loans, or a combination thereof. The $100 million proceeds from the Term Loan as well as cash on hand were used to repay the approximately $180 million term loan then outstanding under the credit facility prior to its June 2017 amendment and restatement. As of December 31, 2017, we had no borrowings under the Revolving Credit Facility and our available borrowing capacity under that facility, based on the applicable leverage ratio covenant, totaled $81.6 million, net of $3.0 million of letters of credit issued under that facility.

The Term Loan and the Revolving Loans (together, the “Loans”), at our election, bear interest either in relation to Bank of America’s base rate or to a LIBOR rate. The Term Loan or portions thereof bearing interest at the base rate will bear interest at a per annum rate equal to the base rate plus 3.25%. The Term Loan or portions thereof bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin of 4.25%. The Revolving Loans or portions thereof bearing interest at the base rate will bear interest at a per annum rate equal to the base rate plus a margin ranging from 1.75% to 3.25%. The Revolving Loans or portions thereof bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin ranging from 2.75% to 4.25%. A letter of credit fee is payable by us equal to its applicable margin for LIBOR rate Loans times the daily amount available to be drawn under the applicable letter of credit. Margins on the Revolving Loans will vary in relation to the Consolidated Total Leverage Ratio (as defined below) provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of our Revolving Credit Facility.

The Term Loan principal is required to be repaid in quarterly installments totaling 5% in the first loan year, 10% in the second loan year and 15% in the third loan year, with a balloon payment at maturity. Installment amounts are subject to adjustment for any prepayments on the Term Loan. We may elect to prepay amounts outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. We may prepay amounts outstanding under the Revolving Credit Facility without premium or penalty, and may reborrow any amounts prepaid up to the amount of the Revolving Credit Facility. The Loans mature on June 30, 2020.

The Credit Agreement and the other documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, which we consider customary for this type of transaction. The covenants include certain restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum financial ratio requirements of EBITDA to interest charges (“Consolidated Interest Coverage Ratio”) and funded debt to EBITDA (“Consolidated Total Leverage Ratio”), and provided that if there are no Loans outstanding, the funded debt ratio requirement permits us to offset a certain amount of cash against the funded debt used in the calculation (“Consolidated Net Leverage Ratio”). After the initial Term Loan is repaid in full, if there are any Loans outstanding including unreimbursed draws under letters of credit issued under the Revolving Credit Facility, we are also required to ensure that the ratio of our total secured indebtedness to EBITDA (“Consolidated Secured Leverage Ratio”) does not exceed the maximum permitted ratio. The Credit Agreement also obligates us to maintain certain cash levels depending on the type of indebtedness outstanding. These financial covenant requirements are detailed as follows:

(a)	The minimum required Consolidated Interest Coverage Ratio:

Four Fiscal Quarters Ending	Minimum Consolidated Interest Coverage Ratio

December 31, 2017 and each fiscal quarter thereafter	2.50	to 1.00

(b)	The maximum permitted Consolidated Total Leverage Ratio or Consolidated Net Leverage Ratio:

Four Fiscal Quarters Ending	Maximum Consolidated Total or Net Leverage Ratio

December 31, 2017	5.75	to 1.00
March 31, 2018	5.50	to 1.00
June 30, 2018	5.25	to 1.00
September 30, 2018	5.00	to 1.00
December 31, 2018 through and including March 31, 2019	4.50	to 1.00
June 30, 2019 through and including September 30, 2019	4.25	to 1.00
December 31, 2019	4.00	to 1.00
March 31, 2020 and each fiscal quarter thereafter	3.50	to 1.00

(c)	The maximum permitted Consolidated Secured Leverage Ratio:

Four Fiscal Quarters Ending	Maximum Consolidated Secured Leverage Ratio

December 31, 2017 through and including June 30, 2018	3.00	to 1.00
September 30, 2018 and each fiscal quarter thereafter	2.50	to 1.00

(d)	The minimum required Unrestricted Cash and Cash Equivalents:

Consolidated Total Leverage Ratio	Minimum Cash (1)

Greater than or equal to 4.00 to 1.00	$100,000,000.00
Greater than or equal to 3.50 to 1.00 but less than 4.00 to 1.00	$50,000,000.00
Less than 3.50 to 1.00	$0.00

(1)
This minimum cash balance is not required to be maintained in any particular bank account or to be segregated from other cash balances in bank accounts that we use in our ordinary course of business. Because the use of this cash is not legally restricted notwithstanding this maintenance covenant, we present it on our balance sheet as cash and cash equivalents. As of December 31, 2017, we were required to, and did, maintain an aggregate cash balance of at least $100 million in compliance with this covenant.

We may from time to time designate one or more of our foreign subsidiaries as subsidiaries which are not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The debt and EBITDA of Unrestricted Subsidiaries are not included in the calculations of our financial covenants, except for the debt and EBITDA of Helix Q5000 Holdings, S.a.r.l., a wholly owned subsidiary incorporated in Luxembourg (“Q5000 Holdings”). Our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries (except Cal Dive I - Title XI, Inc.) and Canyon Offshore Limited, a wholly owned Scottish subsidiary. Our obligations under the Credit Agreement and of such guarantors under their guarantee are secured by (i) most of the assets of the parent, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and Canyon Offshore Limited, and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and Canyon Offshore Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries.

In June 2017, we recognized a $0.4 million loss to write off the unamortized debt issuance costs related to certain lenders exiting from the term loan then outstanding under our credit facility prior to its June 2017 amendment and restatement. The loss is presented as “Loss on early extinguishment of long-term debt” in the accompanying consolidated statements of operations. In connection with decreases in lenders’ commitments under our revolving credit facility, in June 2017 and February 2016 we recorded interest charges of $1.6 million and $2.5 million, respectively, to accelerate the amortization of a pro-rata portion of debt issuance costs related to the lenders whose commitments were reduced.

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

Prior to November 1, 2019, the 2022 Notes are not redeemable. On or after November 1, 2019, we may redeem all or any portion of the 2022 Notes, at our option, subject to certain conditions, at a redemption price payable in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, and a “make-whole premium” with a value equal to the present value of the remaining scheduled interest payments of the 2022 Notes to be redeemed through May 1, 2022. Holders of the 2022 Notes may require us to repurchase the notes following a “fundamental change,” as defined in the indenture governing the 2022 Notes.

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

The 2022 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. To arrive at the debt value, we estimated the fair value of the liability component of the 2022 Notes as of October 26, 2016 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 5.5 years. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. The remaining unamortized amount of the debt discount of the 2022 Notes was $13.9 million and $16.5 million at December 31, 2017 and 2016, respectively.

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

Prior to March 20, 2018, the 2032 Notes are not redeemable. On or after March 20, 2018, we, at our option, may redeem some or all of the 2032 Notes in cash, at any time upon at least 30 days’ notice, at a price equal to 100% of the principal amount plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the redemption date. In addition, the holders of the 2032 Notes may require us to purchase in cash some or all of their 2032 Notes at a repurchase price equal to 100% of the principal amount of the 2032 Notes, plus accrued and unpaid interest (including contingent interest, if any) up to but excluding the applicable repurchase date, on March 15, 2018, March 15, 2022 and March 15, 2027, or, subject to specified exceptions, at any time prior to the 2032 Notes’ maturity following a “fundamental change,” as defined in the indenture governing the 2032 Notes. We elected to repurchase $7.3 million, $7.6 million and $125 million, respectively, in aggregate principal amount of the 2032 Notes in June, July and November of 2016, respectively. For the year ended December 31, 2016, we recognized a net loss of $3.5 million related to the repurchase of the 2032 Notes, which is presented as “Loss on early extinguishment of long-term debt” in the accompanying consolidated statements of operations. On February 14, 2018, pursuant to the terms of the Indenture governing the 2032 Notes, we notified the holders that they have the option to require us to purchase their outstanding 2032 Notes on March 15, 2018.

The 2032 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2032 Notes, we recorded a debt discount of $35.4 million and a separate equity component of $22.5 million. To arrive at the debt value, we estimated the fair value of the liability component of the 2032 Notes as of March 12, 2012 using an income approach. To determine this estimated fair value, we used borrowing rates of similar market transactions involving comparable liabilities at the time of pricing and an expected life of 6 years. In selecting the expected life, we selected the earliest date the holders could require us to repurchase all or a portion of the 2032 Notes (March 15, 2018). The effective interest rate for the 2032 Notes is 6.9% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2032 Notes at their inception. The remaining unamortized amount of the debt discount of the 2032 Notes was $0.5 million and $2.6 million at December 31, 2017 and 2016, respectively.

MARAD Debt

This U.S. government guaranteed financing (the “MARAD Debt”), pursuant to Title XI of the Merchant Marine Act of 1936 administered by the Maritime Administration, was used to finance the construction of the Q4000. The MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. The MARAD Debt is payable in equal semi-annual installments, matures in February 2027 and bears interest at a rate of 4.93%.

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

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. Q5000 Holdings may elect to prepay amounts outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt. In June 2015, we entered into various interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 17). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under our Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

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

Other

In accordance with our Credit Agreement, the 2022 Notes, the 2032 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of December 31, 2017, we were in compliance with these covenants.

Scheduled maturities of long-term debt outstanding as of December 31, 2017 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2032 Notes (2)	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$7,500	$—	$60,115	$6,532	$35,714	$109,861
One to two years	12,500	—	—	6,858	35,714	55,072
Two to three years	77,500	—	—	7,200	89,286	173,986
Three to four years	—	—	—	7,560	—	7,560
Four to five years	—	125,000	—	7,937	—	132,937
Over five years	—	—	—	40,913	—	40,913
Total debt	97,500	125,000	60,115	77,000	160,714	520,329
Current maturities	(7,500)	—	(60,115)	(6,532)	(35,714)	(109,861)
Long-term debt, less current maturities	90,000	125,000	—	70,468	125,000	410,468
Unamortized debt discounts (3)	—	(13,876)	(530)	—	—	(14,406)
Unamortized debt issuance costs (4)	(1,658)	(2,295)	(46)	(4,513)	(1,784)	(10,296)
Long-term debt	$88,342	$108,829	$(576)	$65,955	$123,216	$385,766

(1)	Term Loan borrowing pursuant to the Credit Agreement matures in June 2020.

(2)	The holders of our remaining 2032 Notes may require us to repurchase the notes in March 2018. Accordingly, these notes are classified as current liabilities.

(3)
The 2022 Notes will increase to their face amount through accretion of the debt discount through May 2022. The 2032 Notes will increase to their face amount through accretion of the debt discount through March 2018.

(4)	Debt issuance costs are amortized over the term of the applicable debt agreement.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2017	2016	2015

Interest expense	$38,274	$45,110	$40,024
Interest income	(2,590)	(2,086)	(2,068)
Capitalized interest	(16,906)	(11,785)	(11,042)
Net interest expense	$18,778	$31,239	$26,914
Note 7 — Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act is comprehensive tax reform legislation that contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate from 35% to 21%, a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries).

We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, to the 2017 Tax Act. SAB 118 allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. Our 2017 financial results reflect the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017.

Due to the changes to U.S. tax laws as a result of the 2017 Tax Act, we recorded a provisional $51.6 million net income tax benefit during the fourth quarter of 2017 for the estimated tax impacts. This amount is comprised of the following:

Reduction of the U.S. Corporate Income Tax Rate

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, our deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $59.7 million deferred income tax benefit recorded during the fourth quarter of 2017 and a corresponding decrease in net deferred tax liabilities as of December 31, 2017.

Transition Tax on Foreign Earnings

The one-time transition tax is based on our total post-1986 foreign earnings and profits (“E&P”) deemed repatriated to the U.S. to the extent the E&P has not already been subject to U.S. taxation. We recorded a provisional deferred income tax expense of $8.1 million during the fourth quarter of 2017 related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding provisional decrease in deferred tax assets of $8.1 million due to the utilization of U.S. net operating losses against the deemed mandatory repatriation income inclusion.

We believe the provisional amounts recorded during the fourth quarter of 2017 represent a reasonable estimate of the accounting implications of this U.S. tax reform. Our ultimate determination of the tax impacts may differ from the provisional amounts recorded during the fourth quarter of 2017 due to regulatory guidance expected to be issued in the future, tax law technical corrections, and possible changes in the our interpretations, assumptions, and actions taken as a result of tax legislation refinement and clarification. In addition, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations for historical foreign E&P, which could potentially affect the measurement of these provisional balances. We will continue to evaluate the 2017 Tax Act, and any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

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

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015

Current	$4,161	$(27,319)	$1,832
Deferred	(54,585)	14,849	(103,022)
	$(50,424)	$(12,470)	$(101,190)

Domestic	$(53,044)	$(9,631)	$(102,978)
Foreign	2,620	(2,839)	1,788
	$(50,424)	$(12,470)	$(101,190)

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Domestic	$(221)	$(61,484)	$(485,760)
Foreign	(20,151)	(32,431)	7,590
	$(20,372)	$(93,915)	$(478,170)

Income taxes are provided based on the U.S. statutory rate of 35% and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Year Ended December 31,
	2017	2016	2015

Statutory rate	35.0%	35.0%	35.0%
Foreign provision	(6.2)	(5.1)	(13.7)
Change in U.S. statutory rate (1)	293.1	—	—
Mandatory U.S. repatriation (1)	(39.7)	—	—
Change in tax position (2)	(31.1)	—	—
Goodwill impairment	—	(16.8)	—
Other	(3.6)	0.2	(0.1)
Effective rate	247.5%	13.3%	21.2%

(1)
As a result of the U.S. tax law changes, we recorded a net deferred tax benefit of $51.6 million during the fourth quarter of 2017. This amount consists of two components: (i) a $59.7 million deferred tax benefit resulting from the remeasurement of our net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate, and (ii) an $8.1 million deferred tax charge relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by one of our U.S. subsidiaries.

(2)
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

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax liabilities:
Depreciation	$135,824	$192,777
Original issuance discount on 2022 Notes and 2032 Notes	7,727	11,802
Prepaid and other	437	1,448
Total deferred tax liabilities	$143,988	$206,027
Deferred tax assets:
Net operating losses	$(33,480)	$(20,910)
Reserves, accrued liabilities and other	(19,496)	(38,131)
Total deferred tax assets	(52,976)	(59,041)
Valuation allowance	12,337	3,771
Net deferred tax liabilities	$103,349	$150,757
Deferred income tax is presented as:
Current deferred tax assets	$—	$(16,594)
Non-current deferred tax liabilities	103,349	167,351
Net deferred tax liabilities	$103,349	$150,757

At December 31, 2017, our U.S. net operating losses available for carryforward totaled $115.8 million, and our U.K. net operating losses of our well intervention company available for carryforward totaled $3.9 million. The U.S. net operating loss carryforwards will begin to expire in 2035 if unused. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of these tax attributes will be utilized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2017, we had a $3.0 million valuation allowance recorded against our U.S. deferred tax assets for foreign tax credits. Management believes it is more likely than not that we will not be able to utilize the foreign tax credits prior to expiration.

At December 31, 2017, we had a $9.4 million valuation allowance related to certain non-U.S. deferred tax assets, primarily net operating losses generated in Brazil and from our oil and gas operations in the U.K., as management believes it is more likely than not that we will not be able to utilize the tax benefit. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

At December 31, 2017, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries without operations in the U.S. of approximately $48 million, all of which was subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act or has otherwise been previously taxed. We intend to indefinitely reinvest these earnings, as well as future earnings from our non-U.S. subsidiaries without operations in the U.S., to fund our international operations and foreign credit facility. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs. As discussed above, changes in the our interpretations, assumptions, and actions may result from further analysis and legislative clarifications to the 2017 Tax Act that occur during 2018.

We account for tax-related interest in interest expense and tax penalties in selling, general and administrative expenses. No significant penalties or interest expense were accrued on our uncertain tax positions. We had unrecognized tax benefits of $0.3 million related to uncertain tax positions as of December 31, 2017 and 2016, which if recognized would affect the annual effective tax rate. We had no uncertain tax positions as of December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016	2015

Balance at January 1,	$343	$—	$—
Additions for tax positions of prior years	—	343	—
Reductions for tax positions of prior years	(25)	—	—
Balance at December 31,	$318	$343	$—

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. In 2016, we received $28.4 million in U.S. and foreign income tax refunds for losses that were carried back to prior years. The tax periods from 2013 through 2017 remain open to review and examination by the Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2009 through 2017.
Note 8 — Shareholders’ Equity

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

In 2016, we sold a total of 13,018,732 shares of our common stock for $100 million under an at-the-market (“ATM”) equity offering program. The proceeds from this ATM program totaled $96.5 million, net of transaction costs, including commissions of $2.3 million to Wells Fargo Securities, LLC.

The components of Accumulated OCI are as follows (in thousands):

	December 31,
	2017	2016

Cumulative foreign currency translation adjustment	$(62,689)	$(78,953)
Unrealized loss on hedges, net of tax (1)	(7,507)	(18,021)
Unrealized gain on note receivable, net of tax	$409	$—
Accumulated other comprehensive loss	$(69,787)	$(96,974)

(1)
Relates to foreign currency hedges for the Grand Canyon, Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan, and are net of deferred income taxes totaling $4.0 million and $9.7 million as of December 31, 2017 and 2016, respectively (Note 17).

Note 9 — Stock Buyback Program

Our Board of Directors (the “Board”) has granted us the authority to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards issued under our existing long-term incentive plans and shares issued to our employees under our employee stock purchase plans (Note 11). We may continue to make repurchases pursuant to this authority from time to time as additional equity is issued under our stock based plans depending on prevailing market conditions and other factors. As described in an announced plan, all repurchases may be commenced or suspended at any time as determined by management. We have not purchased any shares available under this program since 2015. As of December 31, 2017, 3,234,091 shares of our common stock were available for repurchase under the program.
Note 10 — Earnings Per Share

The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income (loss)	$30,052		$(81,445)		$(376,980)
Less: Undistributed earnings allocated to participating securities	(356)		—		—
Undistributed earnings (loss) allocated to common shares	$29,696	145,295	$(81,445)	111,612	$(376,980)	105,416

Diluted:
Undistributed earnings (loss) allocated to common shares	$29,696	145,295	$(81,445)	111,612	$(376,980)	105,416
Effect of dilutive securities:
Share-based awards other than participating securities	—	5	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—	—	—
Net income (loss)	$29,696	145,300	$(81,445)	111,612	$(376,980)	105,416

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

In addition, the following potentially dilutive shares related to the 2022 Notes and the 2032 Notes were excluded from the diluted EPS calculation because we have the right and the intention to settle any such future conversions in cash (Note 6) (in thousands):

	Year Ended December 31,
	2017	2016	2015

2022 Notes	8,997	1,475	—
2032 Notes	2,403	6,891	7,995
Note 11 — Employee Benefit Plans

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. We suspended our discretionary contributions for an indefinite period beginning February 2016. For the years ended December 31, 2016 and 2015, our costs related to the 401(k) plan totaled $0.5 million and $2.8 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.6 million shares were available for issuance as of December 31, 2017. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee of our Board and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) its fair market value on the first trading day of the purchase period or (ii) its fair market value on the last trading day of the purchase period. In February 2016, we suspended ESPP purchases for the January through April 2016 purchase period and indefinitely imposed a purchase limit of 130 shares per employee for subsequent purchase periods. For the years ended December 31, 2017, 2016 and 2015, share-based compensation with respect to the ESPP was $0.1 million, $0.1 million and $1.1 million, respectively.

Long-Term Incentive Plan

We currently have one active long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated effective January 1, 2017 (the “2005 Incentive Plan”). The 2005 Incentive Plan is administered by the Compensation Committee of our Board. The Compensation Committee also determines the type of award to be made to each participant and, as set forth in the related award agreement, the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, restricted stock, restricted stock units (“RSUs”), PSUs and cash awards. Awards granted to employees under the 2005 Incentive Plan have a vesting period of three years (or 33% per year) with the exception of PSUs, which vest 100% on the three-year anniversary date of the grant. The 2005 Incentive Plan has 10.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2017, there were 2.4 million shares available for issuance under the 2005 Incentive Plan.

The following grants of share-based awards were made in 2017 under the 2005 Incentive Plan:

Date of Grant	Shares	Grant Date Fair Value Per Share	Vesting Period

January 3, 2017 (1)	671,771	$8.82	33% per year over three years
January 3, 2017 (2)	671,771	$12.64	100% on January 1, 2020
January 3, 2017 (3)	9,956	$8.82	100% on January 1, 2019
April 3, 2017 (3)	8,004	$7.77	100% on January 1, 2019
July 3, 2017 (3)	14,018	$5.64	100% on January 1, 2019
October 2, 2017 (3)	7,654	$7.39	100% on January 1, 2019
December 7, 2017 (4)	117,740	$6.37	100% on December 7, 2018

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)	Reflects grants of PSUs to our executive officers and select management employees.

(3)	Reflects grants of restricted stock to certain independent members of our Board who have made an election to take their quarterly fees in stock in lieu of cash.

(4)	Reflects annual equity grants to each independent member of our Board.

In January 2018, we granted our executive officers 449,271 shares of restricted stock and 449,271 PSUs under the 2005 Incentive Plan. The market value of the restricted shares was $7.54 per share or $3.4 million. The grant date fair value of the PSUs was $10.44 per share. Also in January 2018, we granted $5.0 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board, executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2017		2016		2015
	Shares	Grant Date Fair Value (1)	Shares	Grant Date Fair Value (1)	Shares	Grant Date Fair Value (1)

Awards outstanding at beginning of year	1,577,973	$7.86	661,124	$16.28	554,960	$17.54
Granted	829,143	8.39	1,298,121	5.70	501,076	15.57
Vested (2)	(817,791)	8.84	(305,588)	16.94	(332,223)	16.44
Forfeited	(10,107)	7.01	(75,684)	7.76	(62,689)	20.93
Awards outstanding at end of year	1,579,218	$7.63	1,577,973	$7.86	661,124	$16.28

(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.

(2)	Total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $6.9 million, $2.2 million and $5.1 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, $7.9 million, $5.8 million and $5.5 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost associated with unvested restricted stock at December 31, 2017 totaled approximately $6.8 million. The weighted average vesting period related to unvested restricted stock at December 31, 2017 was approximately 1.3 years.

Performance Share Units Awards

We grant PSUs to our executive officers and select management employees. The payout at vesting of PSUs is based on the performance of our common stock over a three-year period compared to the performance of other companies in a peer group selected by the Compensation Committee of our Board, with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero. PSUs granted prior to 2017 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee of our Board. In January 2015, in connection with the vesting of the 2012 PSU awards, the decision was made to settle these PSUs in cash (rather than with an equivalent number of shares of our common stock, which was the default payment method for the 2012 PSU awards). Accordingly, PSUs granted before 2017, including those that were previously accounted for as equity awards, are treated as liability awards. PSUs granted in 2017 and 2018 are to be settled solely in shares of our common stock and therefore are accounted for as equity awards.

We issued 671,771 PSUs in 2017 with a grant date fair value of $12.64 per unit, 1,161,672 PSUs in 2016 with a grant date fair value of $7.13 per unit and 295,693 PSUs in 2015 with a grant date fair value of $25.06 per unit. For the years ended December 31, 2017, 2016 and 2015, $7.4 million, $6.8 million and $0.2 million, respectively, were recognized as share-based compensation related to PSUs. For the year ended December 31, 2016, we recorded $0.2 million in equity reflecting the cumulative compensation cost recognized in excess of the estimated fair value of the modified liability PSU awards. At December 31, 2017 and 2016, the liability balance for unvested PSUs was $11.1 million and $7.1 million, respectively. During 2015, 2016 and 2017, we paid $4.5 million, $0.2 million and $0.6 million, respectively, to cash settle the PSUs granted in 2012, 2013 and 2014. We paid $0.9 million to cash settle the 2015 grant of PSUs when they vested in January 2018.

Long-Term Incentive Cash Awards

We have from time to time made long-term incentive cash awards to our executive officers and select management employees. These cash awards were generally indexed to our common stock with the payment amount at each vesting date, if any, determined by the performance of our common stock over the relevant performance period. The cash awards vested equally each year over a three-year period and payments under these awards were made on each anniversary date of the award. Our long-term incentive cash awards were considered liability plans and as such were re-measured to fair value each reporting period with corresponding changes in the liability amount being reflected in our results of operations.

No long-term incentive cash awards were granted in the last several years. For the year ended December 31, 2015, we recorded reductions of $3.7 million ($2.1 million related to our executive officers) of previously recognized compensation cost associated with the cash awards, reflecting the effect that decreases in our stock price had on the value of our liability plan. The liability balance for the cash awards issued was reduced down to zero at December 31, 2016. During 2015, we paid $8.9 million of the liability associated with previously granted long-term incentive cash awards. No cash payout was made in 2016 or 2017 as the stock performance metric for payout was not met.
Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, North Sea and Brazil. Our Well Intervention segment also includes IRSs, some of which we rent out on a stand-alone basis, and SILs. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels. The Siem Helix 1 commenced well intervention operations for Petrobras offshore Brazil in April 2017 and the Siem Helix 2 commenced operations for Petrobras in December 2017. We returned the Skandi Constructor to its owner in March 2017 upon the expiration of the vessel charter. We previously owned the Helix 534, which we sold in December 2016 (Note 4). Our Robotics segment includes ROVs, trenchers and ROVDrills designed to complement offshore construction and well intervention services, and currently operates three ROV support vessels under long-term charter, including the Grand Canyon III that went into service for us in May 2017. Our vessel charter for the Deep Cygnus was terminated on February 9, 2018, at which time we returned the vessel to its owner. Our Production Facilities segment includes the HP I, the HFRS and our investment in Independence Hub that is accounted for under the equity method, and previously included our former ownership interest in Deepwater Gateway that we sold in February 2016 (Note 5). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income and income before income taxes of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenues —
Well Intervention	$406,341	$294,000	$373,301
Robotics	152,755	160,580	301,026
Production Facilities	64,352	72,358	75,948
Intercompany elimination	(42,065)	(39,356)	(54,473)
Total	$581,383	$487,582	$695,802

Income (loss) from operations —
Well Intervention (1)	$52,733	$14,910	$(194,381)
Robotics (2)	(42,289)	(72,250)	27,832
Production Facilities (3)	28,172	33,861	(106,847)
Corporate and other	(40,630)	(39,384)	(33,866)
Intercompany elimination	884	(372)	(98)
Total	$(1,130)	$(63,235)	$(307,360)

Net interest expense —
Well Intervention	$(156)	$(109)	$(102)
Robotics	(30)	(25)	29
Production Facilities	—	—	385
Corporate and elimination	18,964	31,373	26,602
Total	$18,778	$31,239	$26,914

Equity in losses of investments	$(2,368)	$(2,166)	$(124,345)

Income (loss) before income taxes —
Well Intervention (1)	$48,948	$18,813	$(193,572)
Robotics (2) (4)	(40,271)	(73,533)	2,454
Production Facilities (3)	25,804	31,695	(231,577)
Corporate and other and eliminations	(54,853)	(70,890)	(55,475)
Total	$(20,372)	$(93,915)	$(478,170)

Income tax provision (benefit) —
Well Intervention	$(29,934)	$12,531	$(1,230)
Robotics	(11,972)	(9,948)	515
Production Facilities	9,032	11,093	(81,052)
Corporate and other and eliminations	(17,550)	(26,146)	(19,423)
Total	$(50,424)	$(12,470)	$(101,190)

	Year Ended December 31,
	2017	2016	2015
Capital expenditures —
Well Intervention	$230,354	$185,892	$307,879
Robotics	648	720	10,700
Production Facilities	—	74	1,867
Corporate and other	125	(199)	(135)
Total	$231,127	$186,487	$320,311

Depreciation and amortization —
Well Intervention	$68,301	$68,392	$66,095
Robotics	23,626	25,848	26,724
Production Facilities	13,936	13,952	21,340
Corporate and eliminations	2,882	5,995	6,242
Total	$108,745	$114,187	$120,401

(1)
Amount in 2016 included a $1.3 million gain on the sale of the Helix 534 in December 2016. Amount in 2015 included impairment charges of $205.2 million for the Helix 534 and $6.3 million for certain capitalized vessel project costs and a $16.4 million goodwill impairment charge related to our U.K. well intervention reporting unit.

(2)	Amount in 2016 included a $45.1 million goodwill impairment charge related to our robotics reporting unit.

(3)	Amount in 2015 included a $133.4 million impairment charge for the HP I.

(4)	Amount in 2015 included unrealized losses totaling $18.3 million on our foreign currency exchange contracts associated with the Grand Canyon, Grand Canyon II and Grand Canyon III chartered vessels.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Well Intervention	$11,489	$8,442	$22,855
Robotics	30,576	30,914	31,618
Total	$42,065	$39,356	$54,473

Revenues by individually significant region are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

United States	$283,933	$298,279	$298,391
North Sea (1)	159,961	137,313	263,438
Brazil	70,710	2,543	28,487
Other	66,779	49,447	105,486
Total	$581,383	$487,582	$695,802

(1)	Includes revenues of $156.0 million, $123.6 million and $187.7 million, respectively, which were from the U.K.

Our assets related to operations, primarily our vessels, operate throughout the year in various regions around the world such as the U.S. Gulf of Mexico, North Sea, Brazil, Asia Pacific and West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant geographic location of our assets (in thousands):

	December 31,
	2017	2016

United States	$894,680	$956,458
United Kingdom	270,499	299,699
Brazil	334,454	123,461
Singapore (1)	295,798	194,649
Other	10,558	77,343
Total	$1,805,989	$1,651,610

(1)	Primarily includes the Q7000 vessel under construction.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	December 31,
	2017	2016

Well Intervention	$1,830,733	$1,596,517
Robotics	179,853	186,901
Production Facilities	138,292	158,192
Corporate and other	213,959	305,331
Total	$2,362,837	$2,246,941
Note 13 — Commitments and Contingencies and Other Matters

Commitments

Commitments Related to Our Fleet

We have charter agreements for the Grand Canyon, Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. In February 2016, we amended the charter agreements to reduce the charter rates and, in connection with those reductions, to extend the terms to October 2019 for the Grand Canyon, to April 2021 for the Grand Canyon II and to May 2023 for the Grand Canyon III. We also had a charter agreement for the Deep Cygnus. On February 9, 2018, we terminated our charter for the vessel and returned it to its owner. The charter had originally been scheduled to end on March 31, 2018.

In September 2013, we executed a contract with the same shipyard in Singapore that constructed the Q5000 for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, including the third amendment that was entered into in November 2017, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% was paid in December 2017, 20% is to be paid on December 31, 2018, and 20% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At December 31, 2017, our total investment in the Q7000 was $295.8 million, including $207.6 million of installment payments to the shipyard. Currently equipment is being manufactured and/or installed for the completion of the vessel.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil, and in connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS (“Siem”) for two newbuild monohull vessels, the Siem Helix 1 and the Siem Helix 2. The initial term of the charter agreements with Siem is for seven years from the respective vessel delivery dates with options to extend. The initial term of the agreements with Petrobras is for four years with Petrobras’s options to extend.

The Siem Helix 1 vessel was delivered to us and the charter term began on June 14, 2016. The vessel was accepted by Petrobras and commenced operations on April 14, 2017. The Siem Helix 2 was delivered to us and the charter term began on February 10, 2017. The vessel was accepted by Petrobras and commenced operations on December 15, 2017 at contracted rates. At December 31, 2017, our total investment in the topside equipment for the two vessels was $309.8 million.

Lease Commitments

We lease facilities and equipment as well as charter vessels under non-cancelable operating leases and vessel charters expiring at various dates through 2031. Future minimum rentals at December 31, 2017 are as follows (in thousands):

	Vessels	Facilities and Other	Total

2018	$121,811	$6,207	$128,018
2019	117,731	5,354	123,085
2020	100,373	4,807	105,180
2021	88,425	4,706	93,131
2022	83,617	4,778	88,395
Thereafter	45,858	15,421	61,279
Total lease commitments	$557,815	$41,273	$599,088

For the years ended December 31, 2017, 2016 and 2015, total rental expense was approximately $114.5 million, $87.8 million and $134.3 million, respectively.

We sublease some of our facilities under non-cancelable sublease agreements. For the years ended December 31, 2017, 2016 and 2015, total rental income was $1.3 million, $1.6 million and $1.4 million, respectively. As of December 31, 2017, the minimum rentals to be received in the future totaled $1.4 million.

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

Note 14 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2017	2016	2015

Interest paid, net of interest capitalized	$10,367	$18,749	$14,555
Income taxes paid	6,015	5,635	16,905

Our non-cash investing activities include property and equipment capital expenditures that are incurred but not yet paid. As of December 31, 2017 and 2016, these non-cash capital expenditures totaled $16.9 million and $10.1 million, respectively.
Note 15 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2017 (in thousands):

	Allowance for Uncollectible Accounts	Deferred Tax Asset Valuation Allowance

Balance at December 31, 2014	$4,735	$23,076
Additions (1)	3,275	—
Deductions (2)	(7,660)	—
Adjustments (3)	—	(21,140)
Balance at December 31, 2015	350	1,936
Additions (1)	1,778	—
Deductions (2)	(350)	—
Adjustments (4)	—	1,835
Balance at December 31, 2016	1,778	3,771
Additions (1) (5)	1,206	2,788
Deductions (2)	(232)	—
Adjustments (4)	—	5,778
Balance at December 31, 2017	$2,752	$12,337

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

(4)
The increase in valuation allowance primarily reflects additional net operating losses in Brazil and in our Robotics segment in the U.K. for which insufficient future taxable income exists to offset the losses.

(5)
The addition of a deferred tax asset valuation allowance reflects management’s view that we will not be able to fully realize our foreign tax credits available from 2015 within the carryforward period.

Additionally, our non-current note receivable balance as of December 31, 2016 included an allowance of $4.2 million (Note 3). See Note 2 for a detailed discussion regarding our accounting policy on accounts and notes receivable and allowance for uncollectible accounts and Note 7 for a detailed discussion of the valuation allowance related to our deferred tax assets.

Note 16 — Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and various derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments that are accounted for as cash flow hedges and our note receivable in the form of convertible bonds that are accounted for as investments in available-for-sale debt securities reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. Our actual results may differ from our estimates, and these differences could be positive or negative. The following tables provide additional information relating to those financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2017 Using				Valuation Approach
	Level 1	Level 2	Level 3	Total
Assets:
Note receivable	$—	$3,758	$—	$3,758	(c)
Interest rate swaps	—	966	—	966	(c)

Liabilities:
Foreign exchange contracts	—	12,467	—	12,467	(c)
Total net liability	$—	$7,743	$—	$7,743

	Fair Value Measurements at December 31, 2016 Using				Valuation Approach
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$451	$—	$451	(c)

Liabilities:
Foreign exchange contracts	—	38,170	—	38,170	(c)
Interest rate swaps	—	751	—	751	(c)
Total net liability	$—	$38,470	$—	$38,470

The carrying values and estimated fair values of our long-term debt are as follows (in thousands):

	December 31,
	2017		2016
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)

Former term loan (was scheduled to mature June 2018)	$—	$—	$192,258	$192,258
Term Loan (matures April 2020)	97,500	98,231	—	—
Nordea Q5000 Loan (matures April 2020)	160,714	160,111	196,429	192,746
MARAD Debt (matures February 2027)	77,000	82,058	83,222	92,049
2022 Notes (mature May 2022)	125,000	124,219	125,000	130,156
2032 Notes (mature March 2032)	60,115	60,040	60,115	59,965
Total debt	$520,329	$524,659	$657,024	$667,174

(1)	Carrying value includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes and the 2032 Notes was determined using Level 1 inputs under the market approach. The fair value of the Nordea Q5000 Loan, the MARAD Debt, the Term Loan, and our previous term loan that was scheduled to mature June 2018 was estimated using Level 2 fair value inputs under the market approach, which was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Note 17 — Derivative Instruments and Hedging Activities

The following table presents the balance sheet location and fair value of the portions of our derivative instruments that was designated as hedging instruments (in thousands):

	December 31,
	2017		2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$311	Other current assets	$—
Interest rate swaps	Other assets, net	655	Other assets, net	451
		$966		$451

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$7,492	Accrued liabilities	$14,056
Interest rate swaps	Accrued liabilities	—	Accrued liabilities	751
Foreign exchange contracts	Other non-current liabilities	4,975	Other non-current liabilities	13,383
		$12,467		$28,190

The following table presents the balance sheet location and fair value of the portions of our derivative instruments that was not designated as hedging instruments (in thousands):

	December 31,
	2017		2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$3,133	Accrued liabilities	$3,923
Foreign exchange contracts	Other non-current liabilities	3,175	Other non-current liabilities	6,808
		$6,308		$10,731

In January 2013, we entered into foreign currency exchange contracts to hedge through September 2017 our foreign currency exposure associated with the Grand Canyon charter payments denominated in Norwegian kroner. In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. In December 2015, we de-designated the foreign currency exchange contracts associated with the charter payment obligations for the Grand Canyon II and Grand Canyon III vessels that no longer qualified for cash flow hedge accounting treatment and we re-designated the hedging relationship between a portion of these contracts and our forecasted Grand Canyon II and Grand Canyon III charter payments of NOK434.1 million and NOK185.2 million, respectively, that were expected to remain highly probable of occurring. As a result, we recognized unrealized losses of $18.0 million related to the foreign currency exchange contracts associated with the portion of previously forecasted charter payments that would no longer be made. Reflected in “Other income (expense), net” in the accompanying consolidated statements of operations are these unrealized losses, as well as subsequent changes in unrealized losses associated with the portions of the foreign currency exchange contracts that are no longer designated as cash flow hedges.

Hedge ineffectiveness also is reflected in “Other income (expense), net” in the accompanying consolidated statements of operations. For the year ended December 31, 2017, there were no gains or losses associated with hedge ineffectiveness. For the years ended December 31, 2016 and 2015, we recorded gains (losses) of $0.1 million and $(5.1) million, respectively, related to hedge ineffectiveness.

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

The following tables present the impact that derivative instruments designated as hedging instruments had on our Accumulated OCI (net of tax) and our consolidated statements of operations (in thousands). We estimate that as of December 31, 2017, $4.7 million of net losses in Accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Gain (Loss) Recognized in OCI on Derivative Instruments, Net of Tax (Effective Portion)
	Year Ended December 31,
	2017	2016	2015

Foreign exchange contracts	$9,732	$9,397	$4,734
Interest rate swaps	782	473	(534)
	$10,514	$9,870	$4,200

	Location of Loss Reclassified from Accumulated OCI into Earnings	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
		Year Ended December 31,
		2017	2016	2015

Foreign exchange contracts	Cost of sales	$(12,300)	$(10,827)	$(11,516)
Interest rate swaps	Net interest expense	(615)	(2,024)	(2,143)
		$(12,915)	$(12,851)	$(13,659)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our consolidated statements of operations (in thousands):

	Location of Gain (Loss) Recognized in Earnings on Derivative Instruments	Gain (Loss) Recognized in Earnings on Derivative Instruments
		Year Ended December 31,
		2017	2016	2015

Foreign exchange contracts	Other income (expense), net	$818	$1,198	$(18,014)
		$818	$1,198	$(18,014)
Note 18 — Quarterly Financial Information (Unaudited)

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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017
Net revenues	$104,528	$150,329	$163,260	$163,266
Gross profit (loss)	(825)	18,367	21,141	23,483
Net income (loss) (1)	(16,415)	(6,403)	2,290	50,580
Basic earnings (loss) per common share	$(0.11)	$(0.04)	$0.02	$0.34
Diluted earnings (loss) per common share	$(0.11)	$(0.04)	$0.02	$0.34

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2016
Net revenues	$91,039	$107,267	$161,245	$128,031
Gross profit (loss)	(16,930)	5,658	40,184	17,604
Net income (loss) (2)	(27,823)	(10,671)	11,462	(54,413)
Basic earnings (loss) per common share	$(0.26)	$(0.10)	$0.10	$(0.46)
Diluted earnings (loss) per common share	$(0.26)	$(0.10)	$0.10	$(0.46)

(1)	Amount in the fourth quarter of 2017 included a $51.6 million income tax benefit as a result of the U.S. tax law changes enacted in December 2017.

(2)	Amount in the fourth quarter of 2016 included a $45.1 million goodwill impairment charge related to our robotics reporting unit (Note 2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders to be held on May 10, 2018. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

Code of Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees as well as a Code of Ethics for Chief Executive Officer and Senior Financial Officers specific to those officers. Copies of these documents are available at our Website www.helixesg.com under Corporate Governance. Interested parties may also request a free copy of these documents from:

Helix Energy Solutions Group, Inc.
ATTN: Corporate Secretary
3505 W. Sam Houston Parkway N., Suite 400
Houston, Texas 77043
Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders to be held on May 10, 2018.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders to be held on May 10, 2018.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders to be held on May 10, 2018.
Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2018 Annual Meeting of Shareholders to be held on May 10, 2018.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(1)    Financial Statements

The following financial statements included on pages 49 through 91 in this Annual Report are for the fiscal year ended December 31, 2017.

•	Report of Independent Registered Public Accounting Firm — KPMG

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting — KPMG

•	Report of Independent Registered Public Accounting Firm — Ernst & Young

•	Report of Independent Registered Public Accounting Firm — Deloitte & Touche (Deepwater Gateway)

•	Report of Independent Registered Public Accounting Firm — Deloitte & Touche (Independence Hub)

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.
(2)    Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated. Pursuant to Item 601(b)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Form of Common Stock certificate.	Exhibit 4.7 to the Form 8-A filed on June 30, 2006 (001-32936)
4.2	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000.	Exhibit 4.4 to the 2001 Form 10-K filed on March 28, 2002 (000-22739)
4.3	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002.	Exhibit 4.9 to the 2002 Form 10-K/A filed on April 8, 2003 (000-22739)
4.4	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002.	Exhibit 4.4 to the Form S-3 filed on February 26, 2003 (333-103451)

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.5	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003.	Exhibit 4.12 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.6	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004.	Exhibit 4.13 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.7	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.8	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.9	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.10	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.11	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.12	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027.	Exhibit A to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.13	Form of Third Amended and Restated Promissory Note to United States of America.	Exhibit 4.7 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.14	Indenture dated as of March 12, 2012 between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 12, 2012 (001-32936)
4.15
Credit Agreement dated June 19, 2013 by and among Helix Energy Solutions Group, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer, and other lender parties named thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on June 19, 2013 (001-32936)
4.16
Amendment No. 1 to the Credit Agreement, dated as of May 13, 2015, by and among Helix Energy Solutions Group, Inc. and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2015 (001-32936)
4.17
Amendment No. 2 to the Credit Agreement, dated as of January 19, 2016, by and among Helix Energy Solutions Group, Inc. and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on January 25, 2016 (001-32936)
4.18
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
4.19
Amendment and Restated Credit Agreement dated June 30, 2017, by and among Helix Energy Solutions Group, Inc. and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on June 30, 2017 (001-32936)
4.20
Credit Agreement dated September 26, 2014, by and among Helix Q5000 Holdings S.à r.l., Helix Vessel Finance S.à r.l. and Nordea Bank Finland PLC, London Branch as administrative agent and collateral agent, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on September 30, 2014 (001-32936)
4.21	Senior Debt Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.22	First Supplemental Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	Helix 2005 Long Term Incentive Plan, including the Form of Restricted Stock Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2005 (000-22739)
10.4 *	Amendment to 2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.10 to the 2008 Form 10-K filed on March 2, 2009 (001-32936)
10.5 *	Amended and Restated 2005 Long-Term Incentive Plan of Helix Energy Solutions Group, Inc. dated May 9, 2012.	Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 25, 2012 (001-32936)
10.6 *	2005 Long-Term Incentive Plan, as Amended and Restated Effective January 1, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2016 (001-32936)
10.7 *	Form of Cash Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.8 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2017 (001-32936)
10.9 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.10 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc. dated May 9, 2012.	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on July 25, 2012 (001-32936)
10.11 *	Amendment to the Helix Energy Solutions Group, Inc. Employee Stock Purchase Plan.	Exhibit 10.12 to the 2015 Form 10-K filed on February 29, 2016 (001-32936)
10.12 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.13 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.14 *	Employment Agreement between Alisa B. Johnson and the Company dated November 17, 2008.	Exhibit 10.3 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.15 *	Employment Agreement between Anthony Tripodo and the Company dated June 25, 2008.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2008 (001-32936)
10.16 *	First Amendment to Employment Agreement between Anthony Tripodo and the Company dated November 17, 2008.	Exhibit 10.5 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.17 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.18 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.19 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2017 (001-32936)
10.20	Equity Distribution Agreement dated April 25, 2016 between Helix Energy Solutions Group, Inc. and Wells Fargo Securities LLC.	Exhibit 1.1 to the Current Report on Form 8-K filed on April 25, 2016 (001-32936)
10.21	Equity Distribution Agreement dated August 11, 2016 between Helix Energy Solutions Group, Inc. and Wells Fargo Securities LLC.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 11, 2016 (001-32936)
10.22	Underwriting Agreement dated as of October 26, 2016, between Helix Energy Solutions Group, Inc. and Raymond James & Associates, Inc.	Exhibit 1.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
10.23
Underwriting Agreement dated as of January 4, 2017, between Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.
Exhibit 1.1 to the Current Report on Form 8-K filed on January 6, 2017 (001-32936)
10.24	Equity Purchase Agreement dated December 12, 2012, between Helix Energy Solutions Group, Inc. and Talos Production LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2012 (001-32936)
10.25	Form of Indemnification Agreement, by and among Talos Production LLC, Energy Resource Technology GOM, LLC, CKB Petroleum, LLC, and Helix Energy Solutions Group, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2012 (001-32936)
10.26	Amendment No. 1 to Equity Purchase Agreement dated January 27, 2013, between Helix Energy Solutions Group, Inc. and Talos Production LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2013 (001-32936)
10.27	Amendment No. 2 to Equity Purchase Agreement dated February 6, 2013, between Helix Energy Solutions Group, Inc. and Talos Production LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2013 (001-32936)
10.28	Construction contract dated as of March 12, 2012 between Helix Energy Solution Group, Inc. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2012 (001-32936)
10.29	Construction Contract dated as of September 11, 2013 between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013 (001-32936)
10.30	Amendment No. 1, dated as of June 8, 2015, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2015 (001-32936)

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.31	Amendment No. 2, dated December 2, 2015, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2015 (001-32936)
10.32	Amendment No. 3, dated November 15, 2017, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2017 (001-32936)
10.33
Strategic Alliance Agreement dated January 5, 2015 among Helix Energy Solutions Group, Inc., OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V., and Schlumberger Oilfield Holdings Ltd.
Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2015 (001-32936)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	Filed herewith
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 26, 2016.	Exhibit 16.1 to the Current Report on Form 8-K filed on May 26, 2016 (001-32936)
21.1	List of Subsidiaries of the Company.	Filed herewith
23.1	Consent of KPMG LLP.	Filed herewith
23.2	Consent of Ernst & Young LLP.	Filed herewith
23.3	Consent of Deloitte & Touche LLP (Deepwater Gateway L.L.C.).	Filed herewith
23.4	Consent of Deloitte & Touche LLP (Independence Hub LLC).	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Anthony Tripodo, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Furnished herewith
101.SCH	XBRL Schema Document.	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document.	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document.	Furnished herewith
101.DEF	XBRL Definition Linkbase Document.	Furnished herewith
101.LAB	XBRL Label Linkbase Document.	Furnished herewith

*	Management contracts or compensatory plans or arrangements
Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.

By:	/s/ ERIK STAFFELDT
Erik Staffeldt
Senior Vice President and
Chief Financial Officer

February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2018
Owen Kratz

/s/ ERIK STAFFELDT	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2018
Erik Staffeldt

/s/ JOHN V. LOVOI	Director	February 23, 2018
John V. Lovoi

/s/ NANCY K. QUINN	Director	February 23, 2018
Nancy K. Quinn

/s/ JAN A. RASK	Director	February 23, 2018
Jan A. Rask

/s/ WILLIAM L. TRANSIER	Director	February 23, 2018
William L. Transier

/s/ JAMES A. WATT	Director	February 23, 2018
James A. Watt