Form 10-Q
period 2018-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2018-10-24
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 19, 2018, 148,152,672 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325,092	$266,592
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $2,752	91,001	113,336
Unbilled and other	66,396	29,947
Other current assets	47,450	41,768
Total current assets	529,939	451,643
Property and equipment	2,727,760	2,695,772
Less accumulated depreciation	(956,209)	(889,783)
Property and equipment, net	1,771,551	1,805,989
Other assets, net	76,985	105,205
Total assets	$2,378,475	$2,362,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,844	$81,299
Accrued liabilities	84,431	71,680
Income tax payable	5,859	2,799
Current maturities of long-term debt	46,784	109,861
Total current liabilities	199,918	265,639
Long-term debt	401,265	385,766
Deferred tax liabilities	102,742	103,349
Other non-current liabilities	42,382	40,690
Total liabilities	746,307	795,444

Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 148,147 and 147,740 shares issued, respectively	1,306,703	1,284,274
Retained earnings	396,781	352,906
Accumulated other comprehensive loss	(71,316)	(69,787)
Total shareholders’ equity	1,632,168	1,567,393
Total liabilities and shareholders’ equity	$2,378,475	$2,362,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2017

Net revenues	$212,575	$163,260
Cost of sales	160,582	142,119
Gross profit	51,993	21,141
Gain on disposition of assets, net	146	—
Selling, general and administrative expenses	(20,762)	(16,374)
Income from operations	31,377	4,767
Equity in losses of investment	(107)	(153)
Net interest expense	(3,249)	(3,615)
Loss on extinguishment of long-term debt	(2)	—
Other expense, net	(709)	(551)
Other income – oil and gas	652	303
Income before income taxes	27,962	751
Income tax provision (benefit)	841	(1,539)
Net income	$27,121	$2,290

Earnings per share of common stock:
Basic	$0.18	$0.02
Diluted	$0.18	$0.02

Weighted average common shares outstanding:
Basic	146,700	145,958
Diluted	146,964	145,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2018	2017

Net revenues	$581,462	$418,117
Cost of sales	473,589	379,434
Gross profit	107,873	38,683
Gain (loss) on disposition of assets, net	146	(39)
Selling, general and administrative expenses	(52,986)	(46,532)
Income (loss) from operations	55,033	(7,888)
Equity in losses of investment	(378)	(457)
Net interest expense	(10,744)	(15,480)
Loss on extinguishment of long-term debt	(1,183)	(397)
Other expense, net	(3,225)	(619)
Other income – oil and gas	4,068	3,196
Income (loss) before income taxes	43,571	(21,645)
Income tax provision (benefit)	1,226	(1,117)
Net income (loss)	$42,345	$(20,528)

Earnings (loss) per share of common stock:
Basic	$0.29	$(0.14)
Diluted	$0.29	$(0.14)

Weighted average common shares outstanding:
Basic	146,679	145,057
Diluted	146,761	145,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2018	2017

Net income	$27,121	$2,290
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on hedges arising during the period	(88)	2,297
Reclassifications to net income	1,799	3,383
Income taxes on hedges	(357)	(1,992)
Net change in hedges, net of tax	1,354	3,688
Foreign currency translation gain (loss)	(1,421)	5,513
Other comprehensive income (loss), net of tax	(67)	9,201
Comprehensive income	$27,054	$11,491

	Nine Months Ended September 30,
	2018	2017

Net income (loss)	$42,345	$(20,528)
Other comprehensive income, net of tax:
Net unrealized gain on hedges arising during the period	839	4,141
Reclassifications to net income (loss)	5,233	10,822
Income taxes on hedges	(1,298)	(5,256)
Net change in hedges, net of tax	4,774	9,707
Unrealized loss on note receivable arising during the period	(629)	—
Income taxes on note receivable	132	—
Unrealized loss on note receivable, net of tax	(497)	—
Foreign currency translation gain (loss)	(4,277)	14,905
Other comprehensive income, net of tax	—	24,612
Comprehensive income	$42,345	$4,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$42,345	$(20,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,339	82,670
Amortization of debt discount	4,238	3,487
Amortization of debt issuance costs	2,703	5,238
Share-based compensation	7,569	7,613
Deferred income taxes	(5,716)	(3,019)
Equity in losses of investment	378	457
(Gain) loss on disposition of assets, net	(146)	39
Loss on extinguishment of long-term debt	1,183	397
Unrealized gain on derivative contracts, net	(2,289)	(4,291)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,769)	(21,709)
Other current assets	(5,662)	(12,145)
Income tax payable	2,963	2,742
Accounts payable and accrued liabilities	6,968	30,675
Other non-current, net	28,723	(40,303)
Net cash provided by operating activities	150,827	31,323

Cash flows from investing activities:
Capital expenditures	(55,431)	(131,428)
Proceeds from sale of assets	25	10,000
Net cash used in investing activities	(55,406)	(121,428)

Cash flows from financing activities:
Issuance of Convertible Senior Notes due 2023	125,000	—
Repurchase of Convertible Senior Notes due 2032	(60,365)	—
Proceeds from term loan	—	100,000
Repayment of term loan	(62,872)	(193,508)
Repayment of Nordea Q5000 Loan	(26,786)	(26,786)
Repayment of MARAD Debt	(6,532)	(6,222)
Debt issuance costs	(3,867)	(3,694)
Net proceeds from issuance of common stock	—	219,504
Payments related to tax withholding for share-based compensation	(1,058)	(1,306)
Proceeds from issuance of ESPP shares	506	432
Net cash provided by (used in) financing activities	(35,974)	88,420

Effect of exchange rate changes on cash and cash equivalents	(947)	1,927
Net increase in cash and cash equivalents	58,500	242
Cash and cash equivalents:
Balance, beginning of year	266,592	356,647
Balance, end of period	$325,092	$356,889
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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our balance sheet as of December 31, 2017 included herein has been derived from the audited balance sheet as of December 31, 2017 included in our 2017 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The FASB also issued several subsequent updates to promote more consistent interpretation and application of the principles outlined in the standard. ASC 606 provides a five-step approach to account for revenue arising from contracts with customers in order for an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method by applying the five-step model to all contracts that were not completed as of the date of adoption. For contracts that were modified before the date of adoption, we have considered the modification guidance within the new standard and determined that the revenues recognized prior to adoption for such modified contracts were not impacted. We did not record any cumulative effect adjustment to the opening balance of our retained earnings as of January 1, 2018 as the adoption of ASC 606 had an insignificant impact on our prior year earnings. On our consolidated balance sheet, contract assets that were previously presented as “Other accounts receivable” are now a component of “Other current assets.” The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. ASC 606 requires additional disclosures with regard to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We do not expect the adoption of this guidance to have a material impact on the measurement or recognition of our revenues on an ongoing basis. The impact of ASC 606 for the three- and nine-month periods ended September 30, 2018, which primarily relates to the acceleration of lump sum demobilization fees (Note 9), was as follows (in thousands):

	September 30, 2018
	As Reported	Pro Forma Without Adoption of ASC 606	Effect of Change
Balance Sheet
Assets
Unbilled and other	$66,396	$67,263	$(867)
Other current assets	47,450	46,104	1,346
Liabilities
Accrued liabilities	84,431	84,705	(274)
Deferred tax liabilities	102,742	102,584	158
Equity
Retained earnings	396,781	396,186	595

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Pro Forma Without Adoption of ASC 606	Effect of Change	As Reported	Pro Forma Without Adoption of ASC 606	Effect of Change
Statement of Operations
Net revenues	$212,575	$212,965	$(390)	$581,462	$580,709	$753
Income from operations	31,377	31,767	(390)	55,033	54,280	753
Income before income taxes	27,962	28,352	(390)	43,571	42,818	753
Income tax provision	841	923	(82)	1,226	1,068	158
Net income	27,121	27,429	(308)	42,345	41,750	595

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

New accounting standards issued but not yet effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”). The FASB also issued several subsequent updates to provide improvements to the new guidance. ASC 842 amends the existing accounting standards for leases to increase transparency and comparability among organizations. The new guidance requires a lessee to recognize a lease right-of-use asset and related lease liability for most leases, including those classified as operating leases under current GAAP. ASC 842 also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. We are in the process of implementing ASC 842. We have accumulated our lease contracts and are aggregating them into a lease software platform. We are also assessing non-lease contracts for inclusion of embedded leases, updating our policies and controls and establishing appropriate presentation and disclosure changes resulting from the new guidance. While our implementation plan is still ongoing, management’s assessment based on our current portfolio of leases, including vessel charters, is that our assets and liabilities will increase by a significant amount as we recognize right-of-use assets and lease liabilities on our balance sheet upon our adoption of ASC 842. We do not expect the new guidance to have any significant impact on our earnings or cash flows. We will adopt ASC 842 by applying the new guidance in the first quarter of 2019 and recognizing a cumulative-effect adjustment to the opening balance of retained earnings.

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

Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services in the U.S. Gulf of Mexico, Brazil, the North Sea and West Africa. Our Well Intervention segment also includes intervention riser systems (“IRSs”), some of which we provide on a stand-alone basis, and subsea intervention lubricators (“SILs”). Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. We also have a semi-submersible well intervention vessel under construction, the Q7000.

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
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Contract assets (Note 9)	$1,346	$—
Prepaids	13,275	10,102
Deferred costs (Note 9)	26,248	27,204
Other	6,581	4,462
Total other current assets	$47,450	$41,768

Other assets, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Note receivable (1)	$—	$3,758
Prepaids	6,342	7,666
Deferred dry dock costs, net	8,854	12,368
Deferred costs (Note 9)	44,964	63,767
Charter fee deposit (2)	12,544	12,544
Other	4,281	5,102
Total other assets, net	$76,985	$105,205

(1)
The amount at December 31, 2017 reflects the fair value of a note receivable that was issued to us by a customer as part of a payment forgiveness arrangement. On July 6, 2018, a third party acquired our note receivable for $2.0 million. During the nine-month period ended September 30, 2018, we reversed a $0.6 million unrealized gain previously recorded in Accumulated OCI and recorded a $1.1 million other than temporary loss to account for the reduction in the fair value of our note receivable.

(2)	This amount deposited with the vessel owner is to be used to reduce our final charter payments for the Siem Helix 2.

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Accrued payroll and related benefits	$42,496	$30,685
Deferred revenue (Note 9)	13,597	12,609
Derivative liability (Note 15)	9,160	10,625
Other	19,178	17,761
Total accrued liabilities	$84,431	$71,680

Other non-current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Investee losses in excess of investment (Note 5)	$5,965	$7,567
Deferred gain on sale of property (1)	5,288	5,838
Deferred revenue (Note 9)	17,968	8,744
Derivative liability (Note 15)	1,822	8,150
Other	11,339	10,391
Total other non-current liabilities	$42,382	$40,690

(1)	Relates to the sale and lease-back in January 2016 of our office and warehouse property located in Aberdeen, Scotland. The deferred gain is amortized over the 15-year minimum lease term.
Note 4 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017

Interest paid, net of interest capitalized	$6,620	$9,002
Income taxes paid	4,699	3,967

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $8.5 million as of September 30, 2018 and $16.9 million as of December 31, 2017.

Note 5 — Equity Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in the U.S. Gulf of Mexico in a water depth of 8,000 feet. Since we are committed to providing our pro-rata portion of the necessary level of financial support for Independence Hub to pay its obligations as they become due, we recorded liabilities of $8.2 million at September 30, 2018 and $9.8 million at December 31, 2017 for our share of the estimated obligations, net of remaining working capital. These liabilities are reflected in “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.
Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2018 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$4,212	$—	$—	$6,858	$35,714	$46,784
One to two years	30,417	—	—	7,200	98,214	135,831
Two to three years	—	—	—	7,560	—	7,560
Three to four years	—	125,000	—	7,937	—	132,937
Four to five years	—	—	125,000	8,333	—	133,333
Over five years	—	—	—	32,580	—	32,580
Total debt	34,629	125,000	125,000	70,468	133,928	489,025
Current maturities	(4,212)	—	—	(6,858)	(35,714)	(46,784)
Long-term debt, less current maturities	30,417	125,000	125,000	63,610	98,214	442,241
Unamortized debt discount (2)	—	(11,772)	(18,528)	—	—	(30,300)
Unamortized debt issuance costs (3)	(434)	(1,898)	(2,986)	(4,147)	(1,211)	(10,676)
Long-term debt	$29,983	$111,330	$103,486	$59,463	$97,003	$401,265

(1)
Term Loan borrowing pursuant to the Credit Agreement (as defined below) matures in June 2020. Scheduled principal repayments of the Term Loan have been adjusted to reflect prepayments made in March 2018.

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

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The amended and restated credit facility is comprised of a $100 million term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) of up to $150 million (the “Revolving Loans”). The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments up to $100 million with respect to an increase in the Revolving Credit Facility, additional term loans, or a combination thereof. As of September 30, 2018, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the applicable leverage ratio covenant, totaled $146.7 million, net of $3.3 million of letters of credit issued under that facility.

The Term Loan and the Revolving Loans (together, the “Loans”), at our election, bear interest in relation to Bank of America’s base rate, to a LIBOR rate or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 3.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin of 4.25%. The interest rate on the Term Loan was 6.49% as of September 30, 2018. The Revolving Loans bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.75% to 3.25%. The Revolving Loans bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin ranging from 2.75% to 4.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate Loans times the daily amount available to be drawn under the applicable letter of credit. Margins on the Revolving Loans will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of our Revolving Credit Facility.

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

The Credit Agreement and the other loan documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, which we consider customary for this type of facility. The covenants include certain restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum ratios of EBITDA to interest charges (“Consolidated Interest Coverage Ratio”) and funded debt to EBITDA (“Consolidated Total Leverage Ratio”), and provided that if there are no Loans outstanding, the funded debt ratio requirement permits us to offset a certain amount of cash against the funded debt used in the calculation (“Consolidated Net Leverage Ratio”). After the Term Loan is repaid in full, if there are any Loans outstanding, including unreimbursed draws under letters of credit issued under the Revolving Credit Facility, we also are required to ensure that the ratio of our total secured indebtedness to EBITDA (“Consolidated Secured Leverage Ratio”) does not exceed a maximum permitted ratio. The Credit Agreement also obligates us to maintain certain cash levels depending on the type of indebtedness that is outstanding.

We may from time to time designate one or more of our foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The debt and EBITDA of those Unrestricted Subsidiaries are not included in the calculations of our financial covenants, except for the debt and EBITDA of Helix Q5000 Holdings, S.a.r.l., a wholly owned subsidiary incorporated in Luxembourg (“Q5000 Holdings”). Our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries (except Cal Dive I - Title XI, Inc.) and by Canyon Offshore Limited, a wholly owned Scottish subsidiary. Our obligations under the Credit Agreement, and of our subsidiary guarantors under their guarantee, are secured by (i) most of the assets of the parent company, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited, and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries.

In March 2018, we prepaid $61 million of the Term Loan with a portion of the net proceeds from the 2023 Notes. We recognized a $0.9 million loss to write off the related unamortized debt issuance costs, which loss is presented as “Loss on extinguishment of long-term debt” in the accompanying consolidated statement of operations.

Convertible Senior Notes Due 2022

On November 1, 2016, we completed the public offering and sale of our 2022 Notes in the aggregate principal amount of $125 million. The 2022 Notes bear interest at a rate of 4.25% per annum, and are payable semi-annually in arrears on November 1 and May 1 of each year, beginning on May 1, 2017. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2022 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $13.89 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

Prior to November 1, 2019, the 2022 Notes are not redeemable. On or after November 1, 2019, if certain conditions are met, we may redeem all or any portion of the 2022 Notes at a redemption price payable in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, and a “make-whole premium” (as defined in the indenture governing the 2022 Notes). Holders of the 2022 Notes may require us to repurchase the notes following a “fundamental change” (as defined in the indenture governing the 2022 Notes).

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

The 2022 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. The remaining unamortized amount of the debt discount of the 2022 Notes was $11.8 million at September 30, 2018 and $13.9 million at December 31, 2017.

Convertible Senior Notes Due 2023

On March 20, 2018, we completed the public offering and sale of our 2023 Notes in the aggregate principal amount of $125 million. The net proceeds from the issuance of the 2023 Notes were approximately $121 million, after deducting the underwriters’ discounts and commissions and estimated offering expenses. We used the net proceeds from the issuance of the 2023 Notes to fund the required repurchase of $59.3 million in principal of the 2032 Notes and to prepay $61 million of our Term Loan.

The 2023 Notes bear interest at a rate of 4.125% per annum, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2023 Notes mature on September 15, 2023 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2023 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 105.6133 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $9.47 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

Prior to March 15, 2021, the 2023 Notes are not redeemable. On or after March 15, 2021, if certain conditions are met, we may redeem all or any portion of the 2023 Notes at a redemption price payable in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, and a “make-whole premium” (as defined in the indenture governing the 2023 Notes). Holders of the 2023 Notes may require us to repurchase the notes following a “fundamental change” (as defined in the indenture governing the 2023 Notes).

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

The 2023 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2023 Notes, we recorded a debt discount of $20.1 million ($15.9 million net of tax) as a result of separating the equity component. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2023 Notes at their inception. The remaining unamortized amount of the debt discount of the 2023 Notes was $18.5 million at September 30, 2018.

MARAD Debt

This U.S. government-guaranteed financing (the “MARAD Debt”), pursuant to Title XI of the Merchant Marine Act of 1936 administered by the Maritime Administration, was used to finance the construction of the Q4000. The MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. The MARAD Debt is payable in equal semi-annual installments, matures in February 2027 and bears interest at a rate of 4.93%.

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

Other

In accordance with our Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of September 30, 2018, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest expense	$8,171	$8,336	$24,511	$30,183
Interest income	(994)	(792)	(2,263)	(2,056)
Capitalized interest	(3,928)	(3,929)	(11,504)	(12,647)
Net interest expense	$3,249	$3,615	$10,744	$15,480
Note 7 — Income Taxes

On December 22, 2017, the 2017 Tax Act was enacted. The 2017 Tax Act is comprehensive tax reform legislation that contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate from 35% to 21%, a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, and a shift from U.S. taxation on worldwide income of multinational corporations to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries).

We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, to the 2017 Tax Act. SAB 118 allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. We believe the provisional amounts recorded during the fourth quarter of 2017 continue to represent a reasonable estimate of the accounting implications of the 2017 Tax Act. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated through September 30, 2018.

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to our pretax loss for the current interim period in 2018 as we previously made the determination that a return to the annualized effective tax rate method is appropriate for 2018. A year-to-date effective tax rate method was used for recording income taxes for the comparative interim period in 2017 based on expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate.

The effective tax rates for the three- and nine-month periods ended September 30, 2018 were 3.0% and 2.8%, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2017 were (204.9)% and 5.2%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions, the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, and a tax charge in 2017 attributable to a change in tax position related to our foreign taxes.

Income taxes are provided based on the U.S. statutory rate and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

U.S. statutory rate	21.0%	35.0%	21.0%	35.0%
Foreign provision	(18.5)	(241.5)	(19.1)	2.8
Change in tax position (1)	—	—	—	(29.3)
Other	0.5	1.6	0.9	(3.3)
Effective rate	3.0%	(204.9)%	2.8%	5.2%

(1)	As a result of a change in tax position related to our foreign taxes, we recorded a tax charge of $6.3 million in June 2017.
Note 8 — Shareholders’ Equity

The components of Accumulated OCI are as follows (in thousands):

	September 30, 2018	December 31, 2017

Cumulative foreign currency translation adjustment	$(66,966)	$(62,689)
Net unrealized loss on hedges, net of tax (1)	(4,350)	(7,507)
Unrealized gain on note receivable, net of tax (2)	—	409
Accumulated other comprehensive loss	$(71,316)	$(69,787)

(1)
Relates to foreign currency hedges for the Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan (Note 15). Balance at September 30, 2018 was net of deferred income taxes totaling $1.1 million. Balance at December 31, 2017 was net of deferred income taxes of $4.0 million, $1.6 million of which was reclassified to retained earnings on January 1, 2018 pursuant to the adoption of ASU No. 2018-02 (Note 1).

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by contract duration for the three- and nine-month periods ended September 30, 2018 (in thousands):

	Well Intervention	Robotics	Production Facilities	Intercompany Elimination (1)	Total Revenue
Three months ended September 30, 2018
Short-term	$39,548	$29,877	$—	$—	$69,425
Long-term (2)	114,893	24,463	15,877	(12,083)	143,150
Total	$154,441	$54,340	$15,877	$(12,083)	$212,575

Nine months ended September 30, 2018
Short-term	$143,510	$74,050	$—	$—	$217,560
Long-term (2)	302,259	46,519	48,541	(33,417)	363,902
Total	$445,769	$120,569	$48,541	$(33,417)	$581,462

(1)	Intercompany revenues between Robotics and Well Intervention are under agreements that are considered long-term.

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

Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” on the accompanying condensed consolidated balance sheet. Contract assets as of January 1, 2018 were immaterial while contract assets as of September 30, 2018 were $1.3 million. Impairment losses recognized on our accounts receivable and contract assets were immaterial for the three- and nine-month periods ended September 30, 2018.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to the single performance obligation and recognized ratably over the contract term and (ii) the amount billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” on the accompanying condensed consolidated balance sheet. Contract liabilities as of January 1, 2018 and September 30, 2018 totaled $21.4 million and $31.6 million, respectively. Revenue recognized for the three- and nine-month periods ended September 30, 2018 included $7.4 million and $10.8 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance obligations

As of September 30, 2018, $1.2 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $118.0 million in 2018, $437.2 million in 2019 and $666.5 million in 2020 and thereafter. These amounts included fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms within our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2018.

For the three- and nine-month periods ended September 30, 2018, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract costs

Contract costs consist of costs incurred in fulfilling a contract with a customer. Our contract costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which these contract costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” on the accompanying condensed consolidated balance sheet. Our deferred contract costs totaled $71.2 million as of September 30, 2018. For the three- and nine-month periods ended September 30, 2018, we recorded $8.5 million and $25.6 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period and there were no associated impairment losses.

Note 10 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock and the shares of restricted stock are thus considered participating securities. Under applicable accounting guidance, the undistributed earnings for each period are allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, we are required to compute earnings per share (“EPS”) under the two class method in periods in which we have earnings. For periods in which we have a net loss we do not use the two class method as holders of our restricted shares are not obligated to share in such losses.

The presentation of basic EPS amounts on the face of the accompanying condensed consolidated statements of operations is computed by dividing net income or loss by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2018 are as follows (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Income	Shares	Income	Shares
Basic:
Net income	$27,121		$2,290
Less: Undistributed earnings allocated to participating securities	(260)		(27)
Undistributed earnings allocated to common shares	$26,861	146,700	$2,263	145,958

Diluted:
Undistributed earnings allocated to common shares	$26,861	146,700	$2,263	145,958
Effect of dilutive securities:
Share-based awards other than participating securities	—	264	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income	$26,861	146,964	$2,263	145,958

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$42,345		$(20,528)
Less: Undistributed earnings allocated to participating securities	(407)		—
Undistributed earnings allocated to common shares	$41,938	146,679	$(20,528)	145,057

Diluted:
Undistributed earnings allocated to common shares	$41,938	146,679	$(20,528)	145,057
Effect of dilutive securities:
Share-based awards other than participating securities	—	82	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income (loss)	$41,938	146,761	$(20,528)	145,057

We had a net loss for the nine-month period ended September 30, 2017. Accordingly, our diluted EPS calculation for this period was equivalent to our basic EPS calculation since diluted EPS excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Nine Months Ended
September 30, 2017

Diluted shares (as reported)	145,057
Share-based awards	364
Total	145,421

In addition, the following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2032 Notes were excluded from the diluted EPS calculation because we have the right and the intention to settle any such future conversions in cash (Note 6) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

2022 Notes	8,997	8,997	8,997	8,997
2023 Notes	13,202	—	9,381	—
2032 Notes (1)	—	2,403	701	2,403

(1)	The 2032 Notes were fully redeemed in May 2018.

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

As of September 30, 2018, there were 1.8 million shares of our common stock available for issuance under our long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated January 1, 2017 (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2018, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares / Units	Grant Date Fair Value Per Share	Vesting Period

January 2, 2018 (1)	449,271	$7.54	33% per year over three years
January 2, 2018 (2)	449,271	10.44	100% on January 2, 2021
January 2, 2018 (3)	8,247	7.54	100% on January 1, 2020
April 2, 2018 (3)	11,064	5.79	100% on January 1, 2020
July 2, 2018 (3)	6,565	8.33	100% on January 1, 2020
August 21, 2018 (4)	6,093	8.97	100% on August 21, 2019

(1)	Reflects grants of restricted stock to our executive officers.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero. These awards when vested can only be settled in shares of our common stock.

(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors (the “Board”) who have made an election to take their quarterly fees in stock in lieu of cash.

(4)	Reflects a grant of restricted stock made to a new independent member of our Board upon his joining our Board.

Compensation cost for restricted stock is the product of grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting periods on a straight-line basis. Forfeitures are recognized as they occur. For the three- and nine-month periods ended September 30, 2018, $1.5 million and $4.5 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2017, $1.7 million and $5.4 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. The PSUs granted in 2017 and 2018 are accounted for as equity awards whereas awards granted prior to 2017 are accounted for as liability awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured based on the estimated fair value at the balance sheet date and changes in fair value of the awards are recognized in earnings. Cumulative compensation cost for vested liability PSU awards equals the actual payout value upon vesting. For the three- and nine-month periods ended September 30, 2018, $6.3 million and $11.5 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2017, $4.0 million and $5.8 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for unvested PSUs that are accounted for as liability awards was $18.8 million at September 30, 2018 and $11.1 million at December 31, 2017. We paid $0.9 million in cash to settle the 2015 PSU awards when they vested in January 2018.

Additionally in January 2018, we granted $5.0 million of fixed value cash awards to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2018, $0.5 million and $1.3 million, respectively, was recognized as compensation cost.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.5 million shares were available for issuance as of September 30, 2018. The ESPP currently has a purchase limit of 130 shares per employee per purchase period.

For more information regarding our employee benefit plans, including our long-term incentive stock-based and cash plans and our employee stock purchase plan, see Note 11 to our 2017 Form 10-K.
Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services in the U.S. Gulf of Mexico, Brazil, the North Sea and West Africa. Our Well Intervention segment also includes IRSs, some of which we provide on a stand-alone basis, and SILs. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer and the chartered Siem Helix 1 and Siem Helix 2 vessels. Our Robotics segment includes ROVs, trenchers and ROVDrills, which are designed to complement offshore construction and well intervention services, and three ROV support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. Our Production Facilities segment includes the HP I, the HFRS and our investment in Independence Hub that is accounted for under the equity method. All material intercompany transactions between the segments have been eliminated.

We evaluate our performance primarily based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues —
Well Intervention	$154,441	$111,522	$445,769	$299,219
Robotics	54,340	47,049	120,569	102,078
Production Facilities	15,877	16,380	48,541	47,965
Intercompany elimination	(12,083)	(11,691)	(33,417)	(31,145)
Total	$212,575	$163,260	$581,462	$418,117

Income (loss) from operations —
Well Intervention	$34,427	$16,906	$82,774	$37,356
Robotics	5,601	(9,365)	(12,818)	(37,313)
Production Facilities	6,694	7,660	20,919	20,724
Corporate and other	(15,567)	(10,633)	(36,507)	(29,296)
Intercompany elimination	222	199	665	641
Total	$31,377	$4,767	$55,033	$(7,888)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Well Intervention	$4,379	$3,765	$10,546	$8,033
Robotics	7,704	7,926	22,871	23,112
Total	$12,083	$11,691	$33,417	$31,145

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30, 2018	December 31, 2017

Well Intervention	$1,912,197	$1,830,733
Robotics	161,079	179,853
Production Facilities	123,160	138,292
Corporate and other	182,039	213,959
Total	$2,378,475	$2,362,837
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

In September 2013, we executed a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% was paid in December 2017, 20% is to be paid on December 31, 2018, and 20% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At September 30, 2018, our total investment in the Q7000 was $323.5 million, including $207.6 million of installment payments to the shipyard. Currently, equipment is being manufactured and installed for the completion of the vessel.

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 15) and of our note receivable that is accounted for as an investment in available-for-sale debt securities (Note 3) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. Our actual results may differ from our estimates, and these differences could be positive or negative. The following tables provide additional information relating to those financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$1,535	$—	$1,535	(c)

Liabilities:
Foreign exchange contracts	—	10,982	—	10,982	(c)
Total net liability	$—	$9,447	$—	$9,447

	Fair Value Measurements at December 31, 2017 Using
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Note receivable	$—	$3,758	$—	$3,758
Interest rate swaps	—	966	—	966	(c)

Liabilities:
Foreign exchange contracts	—	12,467	—	12,467	(c)
Total net liability	$—	$7,743	$—	$7,743

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures June 2020)	$34,629	$34,802	$97,500	$98,231
Nordea Q5000 Loan (matures April 2020)	133,928	133,510	160,714	160,111
MARAD Debt (matures February 2027)	70,468	74,108	77,000	82,058
2022 Notes (mature May 2022)	125,000	133,281	125,000	124,219
2023 Notes (mature September 2023)	125,000	162,031	—	—
2032 Notes (redeemed May 2018)	—	—	60,115	60,040
Total debt	$489,025	$537,732	$520,329	$524,659

(1)	Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes, the 2023 Notes and the 2032 Notes was determined using Level 1 inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

In February 2013, we entered into similar foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. Unrealized losses associated with the effective portion of our foreign currency exchange contracts that qualify for hedge accounting treatment are included in our Accumulated OCI (net of tax). Changes in unrealized losses associated with the foreign currency exchange contracts that are not designated as cash flow hedges are reflected in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. Hedge ineffectiveness also is reflected in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. There were no gains or losses associated with hedge ineffectiveness for the three- and nine-month periods ended September 30, 2018 and 2017.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$972	Other current assets	$311
Interest rate swaps	Other assets, net	563	Other assets, net	655
		$1,535		$966

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$6,235	Accrued liabilities	$7,492
Foreign exchange contracts	Other non-current liabilities	729	Other non-current liabilities	4,975
		$6,964		$12,467

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$2,925	Accrued liabilities	$3,133
Foreign exchange contracts	Other non-current liabilities	1,093	Other non-current liabilities	3,175
		$4,018		$6,308

The following tables present the impact that derivative instruments designated as hedging instruments had on our Accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of September 30, 2018, $4.2 million of losses in Accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Unrealized Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Foreign exchange contracts	$(164)	$2,282	$(35)	$4,091
Interest rate swaps	76	15	874	50
	$(88)	$2,297	$839	$4,141

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

Foreign exchange contracts	Cost of sales	$(1,957)	$(3,288)	$(5,538)	$(10,280)
Interest rate swaps	Net interest expense	158	(95)	305	(542)
		$(1,799)	$(3,383)	$(5,233)	$(10,822)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

Foreign exchange contracts	Other income (expense), net	$(83)	$1,050	$(26)	$1,531
		$(83)	$1,050	$(26)	$1,531

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
EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry with a focus on well intervention and robotics operations. We believe that focusing on these services will deliver favorable long-term financial returns. From time to time, we may make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. We expect our well intervention fleet to expand with the completion and delivery of the Q7000, a newbuild semi-submersible vessel, in 2019. Chartering newer vessels with additional capabilities, such as the three Grand Canyon vessels, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the HP I, a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator until at least June 1, 2023.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance is expected to leverage the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. In April 2015, we and OneSubsea agreed to jointly develop and ordered a 15,000 working p.s.i. intervention riser system (“15K IRS”) for a total cost of approximately $28 million (approximately $14 million for our 50% interest), which was completed and placed into service in January 2018. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $12 million (approximately $6 million for our 50% interest). At September 30, 2018, our total investment in the ROAM was $5.6 million. The ROAM is expected to be available to customers in 2019.

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

Oil prices have risen to around $70 per barrel in the past few months. An increase in oil and gas exploration and production activities (shale oil production in particular) is expected as major oil producing countries including the U.S. increase output as a result of rising oil prices. Increased supply without adequate levels of increase in demand, however, may constrain oil prices and weaken industry prospects. The resulting weak industry environment may continue to curtail investments in offshore exploration and production as well as other offshore operational activities. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for intervention work. This rig overhang combined with lower volumes of work may affect the utilization and/or rates we can achieve for our assets. The current volatile and uncertain macroeconomic conditions in some countries around the world, such as Brazil and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results. In addition, the longer term effects of the 2017 Tax Act on capital spending by oil and gas companies are still uncertain.

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

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We operate primarily in deepwater in the U.S. Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to servicing the oil and gas market, our Robotics operations are contracted for the development of renewable energy projects (wind farms). As of September 30, 2018, our consolidated backlog that is supported by written agreements or contracts totaled $1.2 billion, of which $121 million is expected to be performed over the remainder of 2018. The substantial majority of our backlog is associated with our Well Intervention business segment. As of September 30, 2018, our well intervention backlog was $0.9 billion, including $89 million expected to be performed over the remainder of 2018. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 89% of our total backlog as of September 30, 2018. Our contracts are in certain cases cancelable without penalty. In addition, if there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$27,121	$2,290	$42,345	$(20,528)
Adjustments:
Income tax provision (benefit)	841	(1,539)	1,226	(1,117)
Net interest expense	3,249	3,615	10,744	15,480
Loss on extinguishment of long-term debt	2	—	1,183	397
Other expense, net	709	551	3,225	619
Depreciation and amortization	27,680	26,293	83,339	82,670
EBITDA	59,602	31,210	142,062	77,521
Adjustments:
(Gain) loss on disposition of assets, net	(146)	—	(146)	39
Realized losses from foreign exchange contracts not designated as hedging instruments	(820)	(758)	(2,316)	(2,759)
Other than temporary loss on note receivable	—	—	(1,129)	—
Adjusted EBITDA	$58,636	$30,452	$138,471	$74,801

The reconciliation of our cash flow from operating activities to free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities	$150,827	$31,323
Less: Capital expenditures, net of proceeds from sale of assets	(55,406)	(121,428)
Free cash flow	$95,421	$(90,105)

Comparison of Three Months Ended September 30, 2018 and 2017

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
Net revenues —
Well Intervention	$154,441	$111,522	$42,919
Robotics	54,340	47,049	7,291
Production Facilities	15,877	16,380	(503)
Intercompany elimination	(12,083)	(11,691)	(392)
	$212,575	$163,260	$49,315

Gross profit (loss) —
Well Intervention	$37,833	$20,642	$17,191
Robotics	8,089	(6,991)	15,080
Production Facilities	6,831	7,780	(949)
Corporate and other	(982)	(489)	(493)
Intercompany elimination	222	199	23
	$51,993	$21,141	$30,852

Gross margin —
Well Intervention	24%	19%
Robotics	15%	(15)%
Production Facilities	43%	47%
Total company	24%	13%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/91%	5/88%
Robotics assets	54/42%	60/46%
Chartered robotics vessels	4/98%	5/80%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended September 30, 2018 and 2017 include 113 and 51 spot vessel days, respectively, at near full utilization.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017

Well Intervention	$4,379	$3,765	$614
Robotics	7,704	7,926	(222)
	$12,083	$11,691	$392

Net Revenues.  Our total net revenues increased by 30% for the three-month period ended September 30, 2018 as compared to the same period in 2017 as a result of higher revenues in our Well Intervention and Robotics business segments.

Our Well Intervention revenues increased by 38% for the three-month period ended September 30, 2018 as compared to the same period in 2017 reflecting higher revenues generated from our well intervention operations in all regions. In Brazil, the Siem Helix 1 and Siem Helix 2 vessels commenced operations for Petrobras in mid-April 2017 and mid-December 2017, respectively. Both vessels were under contract during the third quarter of 2018 with the Siem Helix 1 achieving full utilization and the Siem Helix 2 achieving 90% utilization. During the third quarter of 2017, only the Siem Helix 1 had commenced operations with 96% utilization. In the Gulf of Mexico, the Q5000 was 100% utilized during the third quarter of 2018 as compared to being 75% utilized during the same period in 2017. These increases were partially offset by reduced utilization of the Q4000 from 86% during the third quarter of 2017 to 59% during the same period in 2018. In the North Sea, the Well Enhancer was fully utilized during the third quarter of 2018 as compared to being 84% utilized during the same period in 2017. The Seawell was 98% utilized during the third quarter of 2018 as compared to being 97% utilized during the same period in 2017.

Robotics revenues increased by 15% for the three-month period ended September 30, 2018 as compared to the same period in 2017. The increase primarily reflects higher trenching revenues, as well as increased utilization of ROV support vessels (from 80% during the third quarter of 2017 to 98% during the same period in 2018).

Our Production Facilities revenues decreased by 3% for the three-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting a performance incentive earned by the HP I during the third quarter of 2017.

Gross Profit (Loss).  Our total gross profit increased by 146% for the three-month period ended September 30, 2018 as compared to the same period in 2017 reflecting improvements in our Well Intervention and Robotics business segments.

The gross profit related to our Well Intervention segment increased by 83% for the three-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting positive operating results from our well intervention operations in the Gulf of Mexico, North Sea and Brazil during the third quarter of 2018.

Our Robotics segment achieved a gross profit of $8.1 million for the three-month period ended September 30, 2018 as compared to a gross loss of $7.0 million for the same period in 2017 primarily reflecting higher trenching revenues, increased utilization for our ROV support vessels and cost reductions.

The gross profit related to our Production Facilities segment decreased by 12% for the three-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting lower revenues and higher repair and maintenance costs in the third quarter of 2018.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $4.4 million for the three-month period ended September 30, 2018 primarily attributable to increased costs associated with our employee share-based compensation awards that are linked to our stock price (Note 11).

Net Interest Expense.  Our net interest expense decreased by $0.4 million for the three-month period ended September 30, 2018 as compared to the same period in 2017. The decrease in net interest expense was largely attributable to a reduction in our overall debt levels.

Income Tax Provision (Benefit).  Income tax provision was $0.8 million for the three-month period ended September 30, 2018 as compared to income tax benefit of $1.5 million for the same period in 2017. The variance primarily reflects increased profitability in the current period. The effective tax rate was 3.0% for the three-month period ended September 30, 2018 as compared to (204.9)% for the same period in 2017. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the 2017 Tax Act (Note 7).
Comparison of Nine Months Ended September 30, 2018 and 2017

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017
Net revenues —
Well Intervention	$445,769	$299,219	$146,550
Robotics	120,569	102,078	18,491
Production Facilities	48,541	47,965	576
Intercompany elimination	(33,417)	(31,145)	(2,272)
	$581,462	$418,117	$163,345

Gross profit (loss) —
Well Intervention	$93,554	$47,757	$45,797
Robotics	(5,294)	(29,376)	24,082
Production Facilities	21,282	21,031	251
Corporate and other	(2,334)	(1,370)	(964)
Intercompany elimination	665	641	24
	$107,873	$38,683	$69,190

Gross margin —
Well Intervention	21%	16%
Robotics	(4)%	(29)%
Production Facilities	44%	44%
Total company	19%	9%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/84%	5/79%
Robotics assets	54/37%	60/42%
Chartered robotics vessels	4/76%	5/61%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the nine-month periods ended September 30, 2018 and 2017 include 208 and 71 spot vessel days, respectively, at near full utilization.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017

Well Intervention	$10,546	$8,033	$2,513
Robotics	22,871	23,112	(241)
	$33,417	$31,145	$2,272

Net Revenues.  Our total net revenues increased by 39% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 as a result of higher revenues in all of our business segments.

Our Well Intervention revenues increased by 49% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting higher revenues in Brazil and the Gulf of Mexico. In Brazil, the Siem Helix 1 and Siem Helix 2 vessels commenced operations for Petrobras in mid-April 2017 and mid-December 2017, respectively. The Siem Helix 1 and the Siem Helix 2 achieved 97% and 92% utilization, respectively, during the first nine months of 2018. In the first nine months of 2017, only the Siem Helix 1 had commenced operations with 96% utilization. In the Gulf of Mexico, the Q4000 was 78% utilized during the first nine months of 2018 as compared to being 77% utilized during the same period in 2017. Even though the Q5000 was 86% utilized during the first nine months of 2018 as compared to being 88% utilized during the same period in 2017, the vessel earned higher revenue as a result of achieving higher rates in 2018. The addition of the 15K IRS as well as higher utilization of our other IRS rental also contributed to the increased revenues in the first nine months of 2018. In the North Sea, revenue during the first nine months of 2018 was slightly higher than that during the same period in 2017 primarily reflecting rate improvements as well as more diving and high margin coil tubing work despite lower utilization for both vessels in 2018. The Well Enhancer was 76% utilized during the first nine months of 2018 as compared to being 81% utilized during the same period in 2017. The Seawell was 74% utilized during the first nine months of 2018 as compared to being 84% utilized during the same period in 2017.

Robotics revenues increased by 18% for the nine-month period ended September 30, 2018 as compared to the same period in 2017. The increase primarily reflects higher trenching revenues, as well as increased utilization of ROV support vessels (from 61% during the first nine months of 2017 to 76% during the same period in 2018).

Our Production Facilities revenues increased by 1% for the nine-month period ended September 30, 2018 as compared to the same period in 2017, primarily reflecting lower revenues from the HFRS retainer fees during the first nine months of 2017 as a result of the Q4000 undergoing regulatory dry dock in 2017.

Gross Profit (Loss).  Our total gross profit increased by 179% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 reflecting improvements across all business segments.

The gross profit related to our Well Intervention segment increased by 96% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting positive operating results from our well intervention operations in the Gulf of Mexico and Brazil, offset in part by lower gross profit in the North Sea.

The gross loss associated with our Robotics segment decreased by 82% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting higher trenching revenues, increased utilization for our ROV support vessels and cost reductions.

The gross profit related to our Production Facilities segment increased by 1% for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting revenue increases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $6.5 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to increased costs associated with our employee share-based compensation awards that are linked to our stock price (Note 11), partially offset by a $1.2 million charge during the first quarter of 2017 associated with the provision for uncertain collection of a portion of our receivables related to our Robotics segment.

Net Interest Expense.  Our net interest expense decreased by $4.7 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting a decrease in interest expense due to a reduction in our overall debt levels, offset in party by a decrease in capitalized interest. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $11.5 million for the nine-month period ended September 30, 2018 as compared to $12.6 million for the same period in 2017 as a result of the completion of the Siem Helix 1 and Siem Helix 2 vessels during 2017.

Loss on Extinguishment of Long-Term Debt.  The $1.2 million loss for the nine-month period ended September 30, 2018 was attributable to the write-off of the unamortized debt issuance costs related to the prepayment of $61 million of the Term Loan in March 2018 and costs associated with our repurchase of $59.3 million in aggregate principal amount of the 2032 Notes (Note 6). The $0.4 million loss for the nine-month period ended September 30, 2017 was associated with the write-off of the unamortized debt issuance costs related to certain lenders exiting from our then outstanding term loan prior to its June 2017 amendment and restatement.

Other Expense, Net.  Net other expense increased by $2.6 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017. Net other expense for the nine-month period ended September 30, 2018 included a $1.1 million other than temporary loss on a note receivable (Note 3). Net other expense for the nine-month period ended September 30, 2017 included a $1.5 million gain associated with our foreign currency exchange contracts that were not designated as cash flow hedges (Note 15).

Income Tax Provision (Benefit).  Income tax provision was $1.2 million for the nine-month period ended September 30, 2018. Excluding a $6.3 million tax charge in 2017 attributable to a change in tax position related to our foreign taxes, we had an income tax benefit of $7.4 million for the nine-month period ended September 30, 2017. The variance in our income taxes (excluding the 2017 tax charge) primarily reflects increased profitability in the current period. The effective tax rate was 2.8% for the nine-month period ended September 30, 2018 as compared to 5.2% for the same period in 2017. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions, the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the 2017 Tax Act, and the tax charge in 2017 (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2018	December 31, 2017

Net working capital	$330,021	$186,004
Long-term debt (1)	401,265	385,766
Liquidity (2)	471,817	348,207

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our existing debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at September 30, 2018 included cash and cash equivalents of $325.1 million and $146.7 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2017 included cash and cash equivalents of $266.6 million and $81.6 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	September 30, 2018	December 31, 2017

Term Loan (matures June 2020)	$34,195	$95,842
Nordea Q5000 Loan (matures April 2020)	132,717	158,930
MARAD Debt (matures February 2027)	66,321	72,487
2022 Notes (mature May 2022) (1)	111,330	108,829
2023 Notes (mature September 2023) (2)	103,486	—
2032 Notes (redeemed May 2018)	—	59,539
Total debt	$448,049	$495,627

(1)	The 2022 Notes will increase to their face amount through accretion of the debt discount through May 1, 2022.

(2)	The 2023 Notes will increase to their face amount through accretion of the debt discount through September 15, 2023.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$150,827	$31,323
Investing activities	(55,406)	(121,428)
Financing activities	(35,974)	88,420

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

In accordance with our Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of a minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness, and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits our Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of September 30, 2018 and December 31, 2017, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access our Revolving Credit Facility may be impacted. At September 30, 2018, our available borrowing capacity under our Revolving Credit Facility, based on the applicable leverage ratio covenant, was restricted to $146.7 million, net of $3.3 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default, the possible acceleration of our outstanding debt and/or the exercise of certain remedies by our lenders, including foreclosure against our collateral.

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

Operating Cash Flows

Total cash flows from operating activities increased by $119.5 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily reflecting improvements in our operations and collection of accounts receivable as well as reductions in interest payments.

Investing Activities

Capital expenditures represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment such as dynamically positioned vessels, topside equipment and subsea systems. Capital expenditures also include interest on property and equipment under development. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Capital expenditures:
Well Intervention	$(54,845)	$(130,649)
Robotics	(89)	(691)
Production Facilities	(113)	—
Other	(384)	(88)
Proceeds from sale of assets (1)	25	10,000
Net cash used in investing activities	$(55,406)	$(121,428)

(1)	Reflects cash received from the sale of our former spoolbase facility located in Ingleside, Texas.

Our capital expenditures have primarily included payments associated with the construction of our Q7000 vessel and the investment in the topside well intervention equipment for the Siem Helix 1 and Siem Helix 2 vessels that we charter to perform our agreements with Petrobras (see below).

In September 2013, we executed a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, including the third amendment that was entered into in November 2017, 20% of the contract price was paid upon the signing of the contract in 2013, 20% was paid in 2016, 20% was paid in December 2017, 20% is to be paid on December 31, 2018, and 20% is to be paid upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At September 30, 2018, our total investment in the Q7000 was $323.5 million, including $207.6 million of installment payments to the shipyard. Currently equipment is being manufactured and installed for the completion of the vessel. We plan to incur approximately $82 million related to the Q7000 over the remainder of 2018, including a scheduled shipyard payment of $69.2 million in December 2018.

In February 2014, we entered into agreements with Petrobras to provide well intervention services offshore Brazil. The initial term of the agreements with Petrobras is for four years with options to extend by agreement of the parties for a total period of four years. In connection with the Petrobras agreements, we entered into charter agreements with Siem Offshore AS for two monohull vessels, the Siem Helix 1, which commenced operations for Petrobras in mid-April 2017, and the Siem Helix 2, which commenced operations for Petrobras in mid-December 2017.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Total cash flows from financing activities decreased by $124.4 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017. Cash inflows from financing activities for the nine-month period ended September 30, 2017 included the net proceeds of approximately $220 million we received from our underwritten public equity offering in January 2017. This was offset in part by higher debt repayments during the first nine months of 2017 as compared to the same period in 2018.

Free Cash Flow

Free cash flow increased by $185.5 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily attributable to higher operating cash flows in the first nine months of 2018 as well as reduced capital expenditures as a result of the completion of the Siem Helix 1 and Siem Helix 2 vessels during 2017.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2018 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$34,629	$4,212	$30,417	$—	$—
Nordea Q5000 Loan	133,928	35,714	98,214	—	—
MARAD Debt	70,468	6,858	14,760	16,270	32,580
2022 Notes (2)	125,000	—	—	125,000	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	74,302	22,581	31,414	17,277	3,030
Property and equipment (5)	154,869	85,386	69,483	—	—
Operating leases (6)	510,948	124,252	202,578	171,355	12,763
Total cash obligations	$1,229,144	$279,003	$446,866	$454,902	$48,373

(1)
Excludes unsecured letters of credit outstanding at September 30, 2018 totaling $3.3 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At September 30, 2018, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At September 30, 2018, the conversion trigger was not met. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2018 for variable rate debt.

(5)	Primarily reflects costs associated with our Q7000 semi-submersible well intervention vessel currently under construction (Note 13).

(6)	Operating leases include vessel charters and facility leases. At September 30, 2018, our vessel charter commitments totaled approximately $474.5 million.

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

Interest Rate Risk.  As of September 30, 2018, $168.6 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on a portion of our Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. As of September 30, 2018, $100.4 million of our Nordea Q5000 Loan was hedged. Debt subject to variable rates after considering hedging activities was $68.1 million. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.7 million in interest expense for the nine-month period ended September 30, 2018.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity, or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies to offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine-month period ended September 30, 2018, we recognized losses of $2.1 million related to foreign currency transactions in “Other income (expense), net” in our condensed consolidated statement of operations.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroners. In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. A portion of these foreign currency exchange contracts currently qualifies for cash flow hedge accounting treatment. There was no foreign currency hedge ineffectiveness for the nine-month period ended September 30, 2018.
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (1)
July 1 to July 31, 2018	—	$—	—	3,764,860
August 1 to August 31, 2018	—	—	—	3,770,953
September 1 to September 30, 2018	—	—	—	3,798,030
	—	$—	—

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

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 24, 2018	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 24, 2018	By:	/s/ Erik Staffeldt
Erik Staffeldt Senior Vice President and Chief Financial Officer (Principal Financial Officer)