Form 10-Q
period 2019-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2019-04-24
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 22, 2019, 148,792,936 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,023	$279,459
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $0	102,072	67,932
Unbilled and other	41,364	51,943
Other current assets	87,184	51,594
Total current assets	450,643	450,928
Property and equipment	2,804,271	2,785,778
Less accumulated depreciation	(986,202)	(959,033)
Property and equipment, net	1,818,069	1,826,745
Operating lease right-of-use assets	240,332	—
Other assets, net	98,277	70,057
Total assets	$2,607,321	$2,347,730

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,849	$54,813
Accrued liabilities	81,842	85,594
Income tax payable	—	3,829
Current maturities of long-term debt	47,888	47,252
Current operating lease liabilities	55,241	—
Total current liabilities	248,820	191,488
Long-term debt	381,319	393,063
Operating lease liabilities	191,545	—
Deferred tax liabilities	107,367	105,862
Other non-current liabilities	48,427	39,538
Total liabilities	977,478	729,951

Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 148,785 and 148,203 shares issued, respectively	1,310,738	1,308,709
Retained earnings	388,912	383,034
Accumulated other comprehensive loss	(69,807)	(73,964)
Total shareholders’ equity	1,629,843	1,617,779
Total liabilities and shareholders’ equity	$2,607,321	$2,347,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net revenues	$166,823	$164,262
Cost of sales	150,569	151,279
Gross profit	16,254	12,983
Selling, general and administrative expenses	(15,985)	(14,099)
Income (loss) from operations	269	(1,116)
Equity in losses of investment	(40)	(136)
Net interest expense	(2,098)	(3,896)
Loss on extinguishment of long-term debt	—	(1,105)
Other income, net	1,166	925
Royalty income and other	2,345	2,855
Income (loss) before income taxes	1,642	(2,473)
Income tax provision	324	87
Net income (loss)	$1,318	$(2,560)

Earnings (loss) per share of common stock:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average common shares outstanding:
Basic	147,421	146,653
Diluted	147,751	146,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$1,318	$(2,560)
Other comprehensive income, net of tax:
Net unrealized gain (loss) on hedges arising during the period	(149)	2,153
Reclassifications to net income (loss)	1,846	1,627
Income taxes on hedges	(342)	(815)
Net change in hedges, net of tax	1,355	2,965
Unrealized loss on note receivable arising during the period	—	(629)
Income taxes on note receivable	—	132
Unrealized loss on note receivable, net of tax	—	(497)
Foreign currency translation gain	2,802	4,691
Other comprehensive income, net of tax	4,157	7,159
Comprehensive income	$5,475	$4,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779
Net income	—	—	1,318	—	1,318
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560
Foreign currency translation adjustments	—	—	—	2,802	2,802
Unrealized gain on hedges, net of tax	—	—	—	1,355	1,355
Activity in company stock plans, net and other	582	(659)	—	—	(659)
Share-based compensation	—	2,688	—	—	2,688
Balance, March 31, 2019	148,785	$1,310,738	$388,912	$(69,807)	$1,629,843

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 2017	147,740	$1,284,274	$352,906	$(69,787)	$1,567,393
Net loss	—	—	(2,560)	—	(2,560)
Reclassification of stranded tax effect to retained earnings	—	—	1,530	(1,530)	—
Foreign currency translation adjustments	—	—	—	4,691	4,691
Unrealized gain on hedges, net of tax	—	—	—	2,965	2,965
Unrealized loss on note receivable, net of tax	—	—	—	(497)	(497)
Equity component of debt discount on convertible senior notes	—	15,424	—	—	15,424
Activity in company stock plans, net and other	340	(862)	—	—	(862)
Share-based compensation	—	2,463	—	—	2,463
Balance, March 31, 2018	148,080	$1,301,299	$351,876	$(64,157)	$1,589,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,318	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,509	27,782
Amortization of debt discounts	1,513	1,360
Amortization of debt issuance costs	902	935
Share-based compensation	2,719	2,500
Deferred income taxes	(10)	108
Equity in losses of investment	40	136
Loss on extinguishment of long-term debt	—	1,105
Unrealized gain on derivative contracts, net	(829)	(1,534)
Changes in operating assets and liabilities:
Accounts receivable, net	(22,584)	22,761
Other current assets	(13,129)	(3,948)
Income tax payable	(2,370)	(2,853)
Accounts payable and accrued liabilities	(17,027)	(12,256)
Other, net	(13,298)	7,510
Net cash provided by (used in) operating activities	(34,246)	41,046

Cash flows from investing activities:
Capital expenditures	(11,655)	(21,214)
Proceeds from sale of assets	25	—
Other	(326)	—
Net cash used in investing activities	(11,956)	(21,214)

Cash flows from financing activities:
Issuance of Convertible Senior Notes due 2023	—	125,000
Repurchase of Convertible Senior Notes due 2032	—	(59,478)
Repayment of Term Loan	(936)	(61,468)
Repayment of Nordea Q5000 Loan	(8,929)	(8,929)
Repayment of MARAD Debt	(3,387)	(3,226)
Debt issuance costs	(113)	(3,774)
Payments related to tax withholding for share-based compensation	(826)	(1,058)
Proceeds from issuance of ESPP shares	136	159
Net cash used in financing activities	(14,055)	(12,774)

Effect of exchange rate changes on cash and cash equivalents	821	335
Net increase (decrease) in cash and cash equivalents	(59,436)	7,393
Cash and cash equivalents:
Balance, beginning of year	279,459	266,592
Balance, end of period	$220,023	$273,985
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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our balance sheet as of December 31, 2018 included herein has been derived from the audited balance sheet as of December 31, 2018 included in our 2018 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which was updated by subsequent amendments. ASC 842 requires a lessee to recognize a lease right-of-use asset and related lease liability for most leases, including those classified as operating leases. ASC 842 also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. We adopted ASC 842 in the first quarter of 2019 using the modified retrospective method. We also elected the package of practical expedients permitted under the transition guidance that, among other things, allows companies to carry forward their historical lease classification. Our adoption of ASC 842 resulted in the recognition of operating lease liabilities of $259.0 million and corresponding right-of-use (“ROU”) assets of $253.4 million (net of existing prepaid/deferred rent balances) as of January 1, 2019. In addition, we reclassified the remaining deferred gain of $4.6 million (net of deferred taxes of $0.9 million) on a 2016 sale and leaseback transaction to retained earnings. Subsequent to adoption, leases in foreign currencies will generate foreign currency gains and losses, and we will no longer amortize the deferred gain from the aforementioned sale and leaseback transaction. Aside from these changes, ASC 842 is not expected to have a material impact on our net earnings or cash flows.

New accounting standards issued but not yet effective

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. We also have a semi-submersible well intervention vessel under completion, the Q7000. Our well intervention equipment includes intervention riser systems (“IRSs”), some of which we provide on a stand-alone basis, and subsea intervention lubricators (“SILs”).

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, and three ROV support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. We also utilize spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”) and our ownership interest in Independence Hub, LLC (“Independence Hub”) (Note 4). The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under a fixed fee agreement through at least June 1, 2023. The HFRS, which was developed in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts, combines our HP I, Q4000 and Q5000 vessels with certain well control equipment that can be deployed to respond to a well control incident in the Gulf of Mexico. The Production Facilities segment also includes certain operating depths, along with several wells and related infrastructure, associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244 that we acquired from Marathon Oil Corporation (“Marathon Oil”) on January 18, 2019. All of our production facilities activities are located in the Gulf of Mexico.
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Contract assets (Note 9)	$10,770	$5,829
Prepaids	16,957	10,306
Deferred costs (Note 9)	26,344	27,368
Other receivable (Note 13)	26,000	—
Other	7,113	8,091
Total other current assets	$87,184	$51,594

Other assets, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Prepaids	$1,028	$5,896
Deferred recertification and dry dock costs, net	21,676	8,525
Deferred costs (Note 9)	33,058	38,574
Charter deposit (1)	12,544	12,544
Other receivable (Note 13)	25,410	—
Other	4,561	4,518
Total other assets, net	$98,277	$70,057

(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Accrued payroll and related benefits	$18,576	$43,079
Deferred revenue (Note 9)	9,748	10,103
Asset retirement obligations (Note 13)	27,500	—
Derivative liability (Note 17)	7,323	9,311
Other	18,695	23,101
Total accrued liabilities	$81,842	$85,594

Other non-current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Investee losses in excess of investment (Note 4)	$5,466	$6,035
Deferred gain on sale of property (1)	—	5,052
Deferred revenue (Note 9)	13,582	15,767
Asset retirement obligations (Note 13)	26,282	—
Derivative liability (Note 17)	—	884
Other	3,097	11,800
Total other non-current liabilities	$48,427	$39,538

(1)
Relates to the sale and lease-back in January 2016 of our office and warehouse property located in Aberdeen, Scotland. The deferred gain had been amortized over a 15-year minimum lease term prior to our adoption of ASC 842 on January 1, 2019. See Note 1 for the effect of ASC 842 on this deferred gain.

Note 4 — Equity Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in the U.S. Gulf of Mexico in a water depth of 8,000 feet. Since we are committed to providing our pro-rata portion of the necessary level of financial support for Independence Hub to pay its obligations as they become due, we recorded a liability of $10.6 million at March 31, 2019 and $11.2 million at December 31, 2018 for our share of the estimated obligations, net of remaining working capital. This liability is reflected in “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

Leases with a term greater than one year are recognized on our balance sheet as ROU assets and lease liabilities. We have elected not to recognize on our balance sheet leases with an initial term of one year or less. Lease liabilities and their corresponding ROU assets are recorded at the commencement date based on the present value of lease payments over the expected lease term. We use our incremental borrowing rate, which would be the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment, to calculate the present value of lease payments. ROU assets are adjusted for any initial direct costs paid or incentives received.

We separate our long-term vessel charters between their lease components and non-lease services. We estimate the lease component using the residual estimate approach by estimating the non-lease services, which are primarily crew, repair and maintenance, and regulatory certification costs. For all other leases, we have not separated the lease components and non-lease services. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

We recognize operating lease cost on a straight-line basis over the lease term for both (i) leases that are recognized on the balance sheet and (ii) short-term leases. We recognize lease cost related to variable lease payments that are not recognized on the balance sheet in the period in which the obligation is incurred. The following table details the components of our lease cost (in thousands):

Three Months Ended
March 31, 2019

Operating lease cost	$18,133
Variable lease cost	3,075
Short-term lease cost	4,158
Sublease income	(353)
Net lease cost	$25,013

Maturities of our operating lease liabilities as of March 31, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2019	$49,454	$5,167	$54,621
2020	60,362	6,258	66,620
2021	54,611	5,510	60,121
2022	52,106	5,077	57,183
2023	34,580	4,512	39,092
Thereafter	2,470	10,434	12,904
Total lease payments	$253,583	$36,958	$290,541
Less: imputed interest	(35,878)	(7,877)	(43,755)
Total operating lease liabilities	$217,705	$29,081	$246,786

Current operating lease liabilities	$50,242	$4,999	$55,241
Non-current operating lease liabilities	167,463	24,082	191,545
Total operating lease liabilities	$217,705	$29,081	$246,786

The following table presents the weighted average remaining lease term and discount rate:

March 31, 2019

Weighted average remaining lease term	4.6 years
Weighted average discount rate	7.54%

The following table presents other information related to our operating leases (in thousands):

Three Months Ended
March 31, 2019

Cash paid for operating lease liabilities	$17,148
ROU assets obtained in exchange for new operating lease obligations	89

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for our operating leases as of December 31, 2018 were as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2019	$116,620	$5,881	$122,501
2020	96,800	5,340	102,140
2021	89,216	5,185	94,401
2022	90,371	5,064	95,435
2023	51,266	4,533	55,799
Thereafter	—	10,448	10,448
Total lease payments	$444,273	$36,451	$480,724
Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2019 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$5,147	$—	$—	$7,027	$35,714	$47,888
One to two years	27,610	—	—	7,378	80,357	115,345
Two to three years	—	—	—	7,746	—	7,746
Three to four years	—	125,000	—	8,133	—	133,133
Four to five years	—	—	125,000	8,539	—	133,539
Over five years	—	—	—	28,258	—	28,258
Gross debt	32,757	125,000	125,000	67,081	116,071	465,909
Unamortized debt discounts (2)	—	(10,305)	(16,984)	—	—	(27,289)
Unamortized debt issuance costs (3)	(310)	(1,633)	(2,738)	(3,903)	(829)	(9,413)
Total debt	32,447	113,062	105,278	63,178	115,242	429,207
Less: current maturities	(5,147)	—	—	(7,027)	(35,714)	(47,888)
Long-term debt	$27,300	$113,062	$105,278	$56,151	$79,528	$381,319

(1)	Term Loan pursuant to the Credit Agreement (as defined below) matures in June 2020.

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

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The amended and restated credit facility is comprised of a $100 million term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) of up to $150 million (the “Revolving Loans”). The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments up to $100 million with respect to an increase in the Revolving Credit Facility, additional term loans or a combination thereof. As of March 31, 2019, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the applicable leverage ratio covenant, totaled $147.3 million, net of $2.7 million of letters of credit issued under that facility.

The Term Loan and the Revolving Loans (together, the “Loans”), at our election, bear interest at Bank of America’s base rate, a LIBOR rate or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 3.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin of 4.25%. The interest rate on the Term Loan was 6.75% as of March 31, 2019. The Revolving Loans bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.75% to 3.25%. The Revolving Loans bearing interest at a LIBOR rate will bear interest per annum at the LIBOR rate selected by us plus a margin ranging from 2.75% to 4.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate Loans times the daily amount available to be drawn under the applicable letter of credit. Margins on the Revolving Loans will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of our Revolving Credit Facility.

The Term Loan principal is required to be repaid in quarterly installments totaling 5% in the first loan year, 10% in the second loan year and 15% in the third loan year, with a balloon payment at maturity. Installment amounts are subject to adjustment for any prepayments on the Term Loan. We may prepay indebtedness outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. We may prepay indebtedness outstanding under the Revolving Credit Facility without premium or penalty, and may reborrow any amounts prepaid up to the amount of the Revolving Credit Facility. The Loans mature on June 30, 2020.

The Credit Agreement and the other loan documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, which we consider customary for this type of facility. The covenants include certain restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum ratios of EBITDA to interest charges (Consolidated Interest Coverage Ratio) and funded debt to EBITDA (Consolidated Total Leverage Ratio), and provided there are no Loans outstanding, the funded debt ratio requirement permits us to offset a certain amount of cash against the funded debt used in the calculation (Consolidated Net Leverage Ratio). After the Term Loan is repaid in full, if there are any Loans outstanding, including unreimbursed draws under letters of credit issued under the Revolving Credit Facility, we also are required to ensure that the ratio of our total secured indebtedness to EBITDA (Consolidated Secured Leverage Ratio) does not exceed a maximum permitted ratio. The Credit Agreement also obligates us to maintain certain cash levels depending on the type of indebtedness that is outstanding.

We may from time to time designate one or more of our foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The debt and EBITDA of the Unrestricted Subsidiaries are not included in the calculations of our financial covenants, except for the debt and EBITDA of Helix Q5000 Holdings, S.a.r.l., a wholly owned subsidiary incorporated in Luxembourg (“Q5000 Holdings”). Our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries (except Cal Dive I - Title XI, Inc.) and by Canyon Offshore Limited, a wholly owned Scottish subsidiary. Our obligations under the Credit Agreement, and those of our subsidiary guarantors under their guarantee, are secured by (i) most of the assets of the parent company, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited, and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries.

In March 2018, we prepaid $61 million of the Term Loan with a portion of the net proceeds from the 2023 Notes. We recognized a $0.9 million loss to write off the related unamortized debt issuance costs, which loss is presented as “Loss on extinguishment of long-term debt” in the accompanying condensed consolidated statement of operations.

On January 18, 2019, contemporaneously with our purchase from Marathon Oil of certain operating depths associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244, along with several wells and related infrastructure, we amended our Credit Agreement to permit the issuance of certain security to third parties for required plug and abandonment obligations and to make certain capital expenditures in connection with acquired assets (Notes 2 and 13).

Convertible Senior Notes Due 2022

On November 1, 2016, we completed a public offering and sale of our 2022 Notes in the aggregate principal amount of $125 million. The 2022 Notes bear interest at a rate of 4.25% per annum and are payable semi-annually in arrears on November 1 and May 1 of each year, beginning on May 1, 2017. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2022 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $13.89 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

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

The 2022 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. For the three-month periods ended March 31, 2019 and 2018, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $2.0 million, respectively. The remaining unamortized debt discount of the 2022 Notes was $10.3 million at March 31, 2019 and $11.0 million at December 31, 2018.

Convertible Senior Notes Due 2023

On March 20, 2018, we completed a public offering and sale of our 2023 Notes in the aggregate principal amount of $125 million. The net proceeds from the issuance of the 2023 Notes were approximately $121 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. We used the net proceeds from the issuance of the 2023 Notes to fund the required repurchase by us of $59.3 million in principal of Convertible Senior Notes due 2032 (the “2032 Notes”) described below and to prepay $61 million of our Term Loan.

The 2023 Notes bear interest at a rate of 4.125% per annum and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2023 Notes mature on September 15, 2023 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2023 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 105.6133 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $9.47 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

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

The 2023 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2023 Notes, we recorded a debt discount of $20.1 million ($15.9 million net of tax) as a result of separating the equity component. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2023 Notes at their inception. For the three-month periods ended March 31, 2019 and 2018, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $0.4 million, respectively. The remaining unamortized debt discount of the 2023 Notes was $17.0 million at March 31, 2019 and $17.8 million at December 31, 2018.

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

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. Q5000 Holdings may elect to prepay indebtedness outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt. In June 2015, we entered into interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 17). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under our Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

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

Convertible Senior Notes Due 2032

In March 2012, we issued $200 million of 3.25% Convertible Senior Notes, which were originally scheduled to mature on March 15, 2032. In March 2018, we made a tender offer for the repurchase of the 2032 Notes outstanding on the first repurchase date as required by the indenture governing the 2032 Notes, and as a result we repurchased $59.3 million in aggregate principal amount of the 2032 Notes on March 20, 2018. The total repurchase price was $59.5 million, including $0.2 million in fees. We recognized a $0.2 million loss in connection with the repurchase of the 2032 Notes. The loss is presented as “Loss on extinguishment of long-term debt” in the accompanying condensed consolidated statement of operations. On May 4, 2018, we redeemed the remaining $0.8 million in aggregate principal amount of the 2032 Notes.

Other

In accordance with our Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of March 31, 2019, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended March 31,
	2019	2018

Interest expense	$7,896	$8,299
Interest income	(758)	(590)
Capitalized interest	(5,040)	(3,813)
Net interest expense	$2,098	$3,896
Note 7 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three-month periods ended March 31, 2019 and 2018 were 19.7% and (3.5)%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Income taxes are provided based on the U.S. statutory rate and the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended March 31,
	2019	2018

U.S. statutory rate	21.0%	21.0%
Foreign provision	(2.7)	(19.1)
Other	1.4	(5.4)
Effective rate	19.7%	(3.5)%
Note 8 — Shareholders’ Equity

The components of accumulated other comprehensive income (loss) (“accumulated OCI”) are as follows (in thousands):

	March 31, 2019	December 31, 2018

Cumulative foreign currency translation adjustment	$(67,053)	$(69,855)
Net unrealized loss on hedges, net of tax (1)	(2,754)	(4,109)
Accumulated OCI	$(69,807)	$(73,964)

(1)
Relates to foreign currency hedges for the Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan (Note 17) and is net of deferred income taxes totaling $0.7 million at March 31, 2019 and $1.0 million at December 31, 2018.

Note 9 — Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs, trenchers and ROVDrills to provide subsea construction, inspection, repair and maintenance services to oil and gas companies as well as subsea trenching and burial of pipelines and cables for the oil and gas and the renewable energy industries. We also provide integrated robotic services by supplying vessels that deploy the ROVs and trenchers. Our Production Facilities segment generates revenue by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties.

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

Dayrate Contracts.  Revenues generated from dayrate contracts generally provide for payment according to the rates per day as stipulated in the contract (e.g., operating rate, standby rate and repair rate). Invoices billed to the customer are typically based on the varying rates applicable to operating status on an hourly basis. Dayrate consideration is allocated to the distinct hourly time increment to which it relates and is therefore recognized in line with the contractual rate billed for the services provided for any given hour. Similarly, revenues from contracts that stipulate a monthly rate are recognized ratably during the month.

Dayrate contracts also may include fees charged to the customer for mobilizing and/or demobilizing equipment and personnel. Mobilization and demobilization fees are associated with contract fulfillment activities, and related revenue (subject to any constraint on estimates of variable consideration) is allocated to the single performance obligation and recognized ratably over the initial term of the contract. Mobilization fees are generally billable to the customer in the initial phase of a contract and generate contract liabilities until they are recognized as revenue. Demobilization fees are generally received at the end of the contract and generate contract assets when they are recognized as revenue prior to becoming receivables from the customer. See further discussion on contract liabilities under “Contract balances” below.

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

For additional information regarding revenue recognition, see Notes 2 and 10 to our 2018 Form 10-K.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended March 31, 2019
Short-term	$29,805	$24,930	$—	$—	$54,735
Long-term (2)	92,426	14,111	15,253	(9,702)	112,088
Total	$122,231	$39,041	$15,253	$(9,702)	$166,823

Three months ended March 31, 2018
Short-term	$42,027	$20,324	$—	$—	$62,351
Long-term (2)	87,542	6,845	16,321	(8,797)	101,911
Total	$129,569	$27,169	$16,321	$(8,797)	$164,262

(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

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

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” on the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $10.8 million at March 31, 2019 and $5.8 million at December 31, 2018. Impairment losses recognized on our accounts receivable and contract assets were immaterial for the three-month periods ended March 31, 2019 and 2018.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to the single performance obligation and recognized ratably over the contract term and/or (ii) the amount billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” on the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $23.3 million at March 31, 2019 and $25.9 million at December 31, 2018. Revenue recognized for the three-month periods ended March 31, 2019 and 2018 included $2.5 million and $8.6 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of March 31, 2019, $1.1 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $408.4 million in 2019, $396.4 million in 2020 and $277.8 million in 2021 and thereafter. These amounts included fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at March 31, 2019.

For the three-month periods ended March 31, 2019 and 2018, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” on the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $59.4 million at March 31, 2019 and $65.9 million at December 31, 2018. For the three-month periods ended March 31, 2019 and 2018, we recorded $7.7 million and $8.9 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period, and there were no associated impairment losses.
Note 10 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Shares of restricted stock are considered participating securities because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock. We are required to compute earnings per share (“EPS”) under the two-class method in periods in which we have earnings. Under the two-class method, the undistributed earnings for each period are allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

The presentation of basic EPS on the face of the accompanying condensed consolidated statements of operations is computed by dividing net income or loss by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$1,318		$(2,560)
Less: Undistributed earnings allocated to participating securities	(12)		—
Undistributed earnings (loss) allocated to common shares	$1,306	147,421	$(2,560)	146,653

Diluted:
Undistributed earnings (loss) allocated to common shares	$1,306	147,421	$(2,560)	146,653
Effect of dilutive securities:
Share-based awards other than participating securities	—	330	—	—
Net income (loss)	$1,306	147,751	$(2,560)	146,653

We had a net loss for the three-month period ended March 31, 2018. Accordingly, our diluted EPS calculation for that period was equivalent to our basic EPS calculation since diluted EPS excluded any assumed exercise or conversion of common stock equivalents, which were deemed to be anti-dilutive. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Three Months Ended
March 31, 2018

Diluted shares (as reported)	146,653
Share-based awards	243
Total	146,896

In addition, the following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2032 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018

2022 Notes	8,997	8,997
2023 Notes	13,202	1,614
2032 Notes (1)	—	2,113

(1)	The 2032 Notes were fully redeemed in May 2018.

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

As of March 31, 2019, there were 1.4 million shares of our common stock available for issuance under our long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated January 1, 2017 (the “2005 Incentive Plan”). During the three-month period ended March 31, 2019, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2019 (1)	688,540	$5.41	33% per year over three years
January 2, 2019 (2)	688,540	7.60	100% on January 2, 2022
January 2, 2019 (3)	11,841	5.41	100% on January 1, 2021

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero.

(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three-month periods ended March 31, 2019 and 2018, $1.3 million and $1.5 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. PSUs granted prior to 2017 could be settled in either cash or shares of our common stock and were accounted for as liability awards. Beginning in 2017, PSUs granted are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis. For the three-month periods ended March 31, 2019 and 2018, $1.3 million and $1.0 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for previously unvested PSUs granted in January 2016 was $11.1 million at December 31, 2018, which we settled in cash when those PSUs vested in January 2019.

Additionally in 2018 and 2019, we granted $5.2 million and $4.5 million of fixed value cash awards to select management employees under the 2005 Incentive Plan. The value of fixed value cash awards is recognized on a straight-line basis over a vesting period of three years. For the three-month periods ended March 31, 2019 and 2018, $0.8 million and $0.4 million, respectively, were recognized as compensation cost.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). The ESPP has 1.5 million shares authorized for issuance, of which 0.5 million shares were available for issuance as of March 31, 2019. The ESPP currently has a purchase limit of 130 shares per employee per purchase period.

For more information regarding our employee benefit plans, including our long-term incentive stock-based and cash plans and our ESPP, see Note 12 to our 2018 Form 10-K.

Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the U.S. Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels. Our well intervention equipment includes IRSs, some of which we provide on a stand-alone basis, and SILs. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, and three ROV support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of certain oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 13). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenues —
Well Intervention	$122,231	$129,569
Robotics	39,041	27,169
Production Facilities	15,253	16,321
Intercompany eliminations	(9,702)	(8,797)
Total	$166,823	$164,262

Income (loss) from operations —
Well Intervention	$9,641	$13,877
Robotics	(3,904)	(14,317)
Production Facilities	4,405	7,359
Segment operating income	10,142	6,919
Corporate, eliminations and other	(9,873)	(8,035)
Total	$269	$(1,116)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Well Intervention	$3,225	$1,952
Robotics	6,477	6,845
Total	$9,702	$8,797

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	March 31, 2019	December 31, 2018

Well Intervention	$2,104,002	$1,916,638
Robotics	190,473	147,602
Production Facilities	182,830	120,845
Corporate and other	130,016	162,645
Total	$2,607,321	$2,347,730
Note 13 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) consist of estimated costs for subsea infrastructure plugging and abandonment activities. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

The following table describes the changes in our AROs (both current and long-term) (in thousands):

AROs at January 1, 2019	$—
Liability incurred during the period (1)	53,294
Accretion expense	488
AROs at March 31, 2019	$53,782

(1)
In connection with the acquisition on January 18, 2019 of certain assets related to the Droshky Prospect (Note 2), we assumed the AROs for the required plug and abandonment of those assets in exchange for agreed-upon amounts to be paid by Marathon Oil as the plugging and abandonment work is completed. We recognized $53.3 million of ARO liability, $50.8 million of receivables and $2.5 million of acquired property for this transaction.

Note 14 — Commitments and Contingencies and Other Matters

Commitments

We have charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years from the respective vessel delivery dates with options to extend. We have charter agreements for the Grand Canyon, Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. The charter agreements expire in October 2019 for the Grand Canyon, in April 2021 for the Grand Canyon II and in May 2023 for the Grand Canyon III.

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At March 31, 2019, our total investment in the Q7000 was $413.3 million, including $276.8 million of installment payments to the shipyard. Currently, equipment is being manufactured and installed for the completion of the vessel.

Contingencies and Claims

We believe that there are currently no contingencies that would have a material adverse effect on our financial position, results of operations and cash flows.

Litigation

We are involved in various legal proceedings, some involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act. In addition, from time to time we receive other claims, such as contract and employment-related disputes, in the normal course of business.
Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018

Interest paid, net of interest capitalized	$1,604	$2,238
Income taxes paid	2,704	3,036

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $9.5 million at March 31, 2019 and $9.9 million at December 31, 2018.
Note 16 — Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 17) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. Our actual results may differ from our estimates, and these differences could be positive or negative. The following tables provide additional information relating to those financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019 Using
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$717	$—	$717	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	4,167	—	4,167	(c)
Foreign exchange contracts — non-hedging instruments	—	3,156	—	3,156	(c)
Total net liability	$—	$6,606	$—	$6,606

	Fair Value Measurements at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$1,064	$—	$1,064	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	6,211	—	6,211	(c)
Foreign exchange contracts — non-hedging instruments	—	3,984	—	3,984	(c)
Total net liability	$—	$9,131	$—	$9,131

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures June 2020)	$32,757	$32,716	$33,693	$33,314
Nordea Q5000 Loan (matures April 2020)	116,071	115,200	125,000	122,500
MARAD Debt (matures February 2027)	67,081	70,997	70,468	74,406
2022 Notes (mature May 2022)	125,000	123,438	125,000	114,298
2023 Notes (mature September 2023)	125,000	141,250	125,000	114,688
Total debt	$465,909	$483,601	$479,161	$459,206

(1)	Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes and the 2023 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

(3)	The principal amount and fair value of the 2022 Notes and the 2023 Notes are for the entire instrument inclusive of the conversion feature reported in shareholders’ equity.
Note 17 — Derivative Instruments and Hedging Activities

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

We engage solely in cash flow hedges. Cash flow hedges are entered into to hedge the variability of cash flows related to a forecasted transaction or to be received or paid related to a recognized asset or liability. Changes in the fair value of derivative instruments that are designated as cash flow hedges are reported in OCI. These changes are subsequently reclassified into earnings when the hedged transactions settle. In addition, any change in the fair value of a derivative instrument that does not qualify for hedge accounting is recorded in earnings in the period in which the change occurs.

For additional information regarding our accounting for derivative instruments and hedging activities, see Notes 2 and 18 to our 2018 Form 10-K.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In June 2015 we entered into interest rate swap contracts to fix the interest rate on $187.5 million of our Nordea Q5000 Loan (Note 6). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps are reported in accumulated OCI (net of tax). These changes are subsequently reclassified into earnings when the anticipated interest is recognized as interest expense.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to our vessel charters that are denominated in foreign currencies.

In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. Unrealized losses associated with our foreign currency exchange contracts that qualify for hedge accounting treatment are included in accumulated OCI (net of tax). Changes in unrealized losses associated with the foreign currency exchange contracts that are not designated as cash flow hedges are reflected in “Other income, net” in the accompanying condensed consolidated statements of operations.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$685	Other current assets	$863
Interest rate swaps	Other assets, net	32	Other assets, net	201
		$717		$1,064

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$4,167	Accrued liabilities	$5,857
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	354
		$4,167		$6,211

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$3,156	Accrued liabilities	$3,454
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	530
		$3,156		$3,984

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of March 31, 2019, $2.8 million of net losses in accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Unrealized Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2019	2018

Foreign exchange contracts	$(34)	$1,588
Interest rate swaps	(115)	565
	$(149)	$2,153

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended March 31,
		2019	2018

Foreign exchange contracts	Cost of sales	$(2,078)	$(1,656)
Interest rate swaps	Net interest expense	232	29
		$(1,846)	$(1,627)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Three Months Ended March 31,
		2019	2018

Foreign exchange contracts	Other income, net	$(40)	$844
		$(40)	$844
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

This Quarterly Report on Form 10-Q contains various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements. Included in forward-looking statements are, among other things:

•	statements regarding our business strategy and any other business plans, forecasts or objectives, any or all of which are subject to change;

•	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, or other financial items;

•	statements regarding our backlog and long-term contracts and rates thereunder;

•	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;

•
statements regarding the acquisition, construction, completion, upgrades or maintenance of vessels or equipment and any anticipated costs or downtime related thereto, including the construction and completion of our Q7000 vessel;

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include:

•	the impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

•	the impact of oil and gas price fluctuations and the cyclical nature of the oil and gas industry;

•	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;

•	the ability to effectively bid and perform our contracts;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel upgrades and major maintenance items;

•	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments, such as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”);

•	the impact of the vote in the U.K. to exit the European Union, known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the impact of foreign currency fluctuations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

Our actual results could differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 1A. “Risk Factors” in our 2018 Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services should deliver favorable long-term financial returns. From time to time, we may make strategic investments that expand our service capabilities or add capacity to existing services in our key operating regions. We expect our well intervention fleet to expand with the completion and delivery in 2019 of the Q7000, a newbuild semi-submersible vessel. Chartering newer vessels with additional capabilities, such as the three Grand Canyon vessels, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the HP I, a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator until at least June 1, 2023. With the acquisition of certain oil and gas properties from Marathon Oil in January 2019, we expect improved utilization of our well intervention fleet in the Gulf of Mexico as we perform the plugging and abandonment of the acquired assets as our schedule permits, subject to regulatory timelines.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties’ strategic alliance to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. We and OneSubsea jointly developed a 15,000 working p.s.i. intervention riser system (“15K IRS”), each owning a 50% interest. The 15K IRS was completed and placed into service in January 2018. Our total investment in the 15K IRS was approximately $17 million. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”) for an estimated cost of approximately $6 million for our 50% interest. At March 31, 2019, our total investment in the ROAM was $5.6 million. The ROAM is expected to be available in 2019.

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

West Texas Intermediate oil prices have been volatile, entering the year at $45 per barrel and reaching $60 per barrel at March 31, 2019. Volatility in oil prices causes imbalance in the supply and demand for oil, creating uncertainty in oil and gas exploration and production activities. For instance, an increase in oil and gas exploration and production activities (shale oil production in particular) is expected when major oil producing countries including the U.S. increase output as a result of rising oil prices. Increased supply without adequate levels of increase in demand, however, may weaken oil prices and industry prospects. The resulting industry environment may discourage oil and gas companies from making longer term investments in offshore exploration and production as well as other offshore operational activities. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for intervention work. This rig overhang combined with lower volumes of work may affect the utilization and/or rates we can achieve for our assets. The current volatile and uncertain macroeconomic conditions in some countries around the world, such as Brazil and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results. In addition, the longer term effects of the 2017 Tax Act on capital spending by oil and gas companies are still uncertain.

Many oil and gas companies are increasingly focusing on optimizing production of their existing subsea wells. We believe that we have a competitive advantage in terms of performing well intervention services efficiently. Furthermore, we believe that as oil and gas companies begin to increase overall spending levels, it will likely be weighted towards production enhancement activities rather than for exploration projects. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide abandonment services at the end of the life of a field as required by governmental regulations. Thus, we believe that fundamentals for our business remain favorable over the longer term as the need for prolongation of well life in oil and gas production is the primary driver of demand for our services.

Our current strategy is to be positioned for future recovery while managing through a sustained period of weak activity. This strategy is based on the following factors: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as plug and abandonment costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells. We could see the beginnings of an upturn in the demand for our services in the U.S. Gulf of Mexico, which are primarily driven by two factors: (1) long-term rig contracts are not being renewed thus removing some of the rig overhang that was considered by our customers to be a sunk cost; and (2) previously deferred work on aging wells is less likely to be further deferred as well performance declines.

Business Activity Summary

On January 16, 2019, we renewed the agreements that provide various operators with access to the HFRS for well control purposes through March 31, 2020 on newly agreed-upon rates and terms. These agreements automatically renew on an annual basis absent proper notice of termination by one of the parties.

On January 18, 2019, we acquired from Marathon Oil certain operating depths associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244, along with several wells and related infrastructure. As part of the transaction, Marathon Oil will pay us agreed-upon amounts for the required plug and abandonment of the acquired assets, which we can perform as our schedule permits, subject to regulatory timelines. There is limited production associated with two wells that were acquired as part of the transaction.

RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our consolidated results of operations.

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the U.S. Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of March 31, 2019, our consolidated backlog that is supported by written agreements or contracts totaled $1.1 billion, of which $408 million is expected to be performed over the remainder of 2019. The substantial majority of our backlog is associated with our Well Intervention business segment. As of March 31, 2019, our well intervention backlog was $0.8 billion, including $310 million expected to be performed over the remainder of 2019. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 86% of our total backlog as of March 31, 2019. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

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

Other companies may calculate their measures of EBITDA, Adjusted EBITDA and free cash flow differently from the way we do, which may limit their usefulness as comparative measures. EBITDA, Adjusted EBITDA and free cash flow should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP. The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$1,318	$(2,560)
Adjustments:
Income tax provision	324	87
Net interest expense	2,098	3,896
Loss on extinguishment of long-term debt	—	1,105
Other income, net	(1,166)	(925)
Depreciation and amortization	28,509	27,782
EBITDA	31,083	29,385
Adjustments:
Realized losses from foreign exchange contracts not designated as hedging instruments	(869)	(690)
Other than temporary loss on note receivable	—	(1,129)
Adjusted EBITDA	$30,214	$27,566

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities	$(34,246)	$41,046
Less: Capital expenditures, net of proceeds from sale of assets	(11,630)	(21,214)
Free cash flow	$(45,876)	$19,832

Comparison of Three Months Ended March 31, 2019 and 2018

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	Amount	Percent
Net revenues —
Well Intervention	$122,231	$129,569	$(7,338)	(6)%
Robotics	39,041	27,169	11,872	44%
Production Facilities	15,253	16,321	(1,068)	(7)%
Intercompany eliminations	(9,702)	(8,797)	(905)
	$166,823	$164,262	$2,561	2%

Gross profit (loss) —
Well Intervention	$13,510	$17,688	$(4,178)	(24)%
Robotics	(1,589)	(11,898)	10,309	87%
Production Facilities	4,771	7,457	(2,686)	(36)%
Corporate, eliminations and other	(438)	(264)	(174)
	$16,254	$12,983	$3,271	25%

Gross margin —
Well Intervention	11%	14%
Robotics	(4)%	(44)%
Production Facilities	31%	46%
Total company	10%	8%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/74%	6/73%
Robotics assets	52/39%	55/30%
Chartered robotics vessels	4/88%	4/56%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates, vessels disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended March 31, 2019 and 2018 include 84 and 42 spot vessel days, respectively, at near full utilization.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018

Well Intervention	$3,225	$1,952	$1,273
Robotics	6,477	6,845	(368)
	$9,702	$8,797	$905

Net Revenues.  Our total net revenues increased by 2% for the three-month period ended March 31, 2019 as compared to the same period in 2018 as a result of higher revenues in our Robotics business segment, offset in part by revenue decreases in our Well Intervention and Production Facilities business segments.

Our Well Intervention revenues decreased by 6% for the three-month period ended March 31, 2019 as compared to the same period in 2018, primarily reflecting lower revenues in the Gulf of Mexico, offset by higher revenues in the North Sea and Brazil. The decrease in revenues in the Gulf of Mexico was primarily attributable to lower integrated services revenue during the first quarter of 2019 as compared to the same period in 2018. In addition, our IRS rentals contributed to higher revenues in the first quarter of 2018. The increase in revenues in the North Sea primarily reflects rate improvements in the region. The increase in revenues In Brazil was primarily a result of the Siem Helix 2 achieving 98% utilization during the first quarter of 2019 as compared to 88% during the same period in 2018.

Robotics revenues increased by 44% for the three-month period ended March 31, 2019 as compared to the same period in 2018. The increase primarily reflects higher trenching activities that contributed to increased utilization of ROV support vessels (from 56% during the first quarter of 2018 to 88% during the same period in 2019). Our ROVs also achieved higher utilization in the first quarter of 2019 as compared to the same period in 2018.

Our Production Facilities revenues decreased by 7% for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting lower revenues from the HFRS during the first quarter of 2019, offset in part by production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

Gross Profit (Loss).  Our total gross profit increased by 25% for the three-month period ended March 31, 2019 as compared to the same period in 2018 reflecting improvements in our Robotics business segment, offset in part by lower gross profit in our Well Intervention and Production Facilities business segments.

The gross profit related to our Well Intervention business segment decreased by 24% for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting lower gross profit in the Gulf of Mexico as a result of lower IRS rental unit utilization, offset in part by improved operating results in the North Sea and Brazil.

The gross loss associated with our Robotics segment decreased by 87% for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting a reduction in vessel charter costs, higher trenching revenues with increased utilization for our ROV support vessels and ROVs.

The gross profit related to our Production Facilities segment decreased by 36% for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $1.9 million for the three-month period ended March 31, 2019 as compared to the same period in 2018. The increase was primarily as a result of increased costs related to employee incentive compensation.

Net Interest Expense.  Our net interest expense decreased by $1.8 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting higher interest income and capitalized interest as well as a decrease in interest expense due to a reduction in our overall debt levels. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $5.0 million for the three-month period ended March 31, 2019 as compared to $3.8 million for the same period in 2018 as a result of the construction and completion of the Q7000.

Loss on Extinguishment of Long-Term Debt.  The $1.1 million loss for the three-month period ended March 31, 2018 was attributable to the write-off of the unamortized debt issuance costs related to the prepayment of $61 million of the Term Loan in March 2018 and costs associated with our repurchase of $59.3 million in aggregate principal amount of the 2032 Notes (Note 6).

Income Tax Provision.  Income tax provision increased by $0.2 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting increased profitability in the current period. The effective tax rate was 19.7% for the three-month period ended March 31, 2019 as compared to (3.5)% for the same period in 2018. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions (Note 7).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31, 2019	December 31, 2018

Net working capital	$201,823	$259,440
Long-term debt (1)	381,319	393,063
Liquidity (2)	367,362	426,813

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our long-term debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under our Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at March 31, 2019 included cash and cash equivalents of $220.0 million and $147.3 million of available borrowing capacity under our Revolving Credit Facility (Note 6). Our liquidity at December 31, 2018 included cash and cash equivalents of $279.5 million and $147.4 million of available borrowing capacity under our Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	March 31, 2019	December 31, 2018

Term Loan (matures June 2020)	$32,447	$33,321
Nordea Q5000 Loan (matures April 2020)	115,242	123,980
MARAD Debt (matures February 2027)	63,178	66,443
2022 Notes (mature May 2022) (1)	113,062	112,192
2023 Notes (mature September 2023) (2)	105,278	104,379
Total debt	$429,207	$440,315

(1)	The 2022 Notes will increase to their face amount through accretion of the debt discount through May 1, 2022.

(2)	The 2023 Notes will increase to their face amount through accretion of the debt discount through September 15, 2023.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(34,246)	$41,046
Investing activities	(11,956)	(21,214)
Financing activities	(14,055)	(12,774)

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

In accordance with our Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of a minimum cash balance, net worth, working capital and debt-to-equity requirements. Our Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness and also provides for our subsidiaries to incur project financing indebtedness (such as our MARAD Debt and our Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. Our Credit Agreement also permits Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in our Credit Agreement). As of March 31, 2019 and December 31, 2018, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access our Revolving Credit Facility may be impacted. At March 31, 2019, our available borrowing capacity under our Revolving Credit Facility, based on the applicable leverage ratio covenant, was restricted to $147.3 million, net of $2.7 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under our Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

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

We repurchased $59.3 million in aggregate principal amount of the 2032 Notes on March 20, 2018 and redeemed the remaining $0.8 million outstanding on May 4, 2018.

Operating Cash Flows

Total cash flows from operating activities decreased by $75.3 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily reflecting the timing of cash receipts from our customers during the first quarter of 2019 as well as higher regulatory certification costs for our vessels and systems, which included costs related to planned dry docks for three of our vessels.

Investing Activities

Capital expenditures represent cash paid principally for the acquisition, construction, completion, upgrade, modification and refurbishment of long-lived property and equipment such as dynamically positioned vessels, topside equipment and subsea systems. Capital expenditures also include interest on property and equipment under development. Significant sources (uses) of cash associated with investing activities are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Capital expenditures:
Well Intervention	$(11,485)	$(21,190)
Robotics	—	(16)
Production Facilities	(2)	—
Other	(168)	(8)
Proceeds from sale of assets	25	—
Other	$(326)	$—
Net cash used in investing activities	$(11,956)	$(21,214)

Our capital expenditures have primarily included payments associated with the construction and completion of our Q7000 vessel (see below).

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At March 31, 2019, our total investment in the Q7000 was $413.3 million, including $276.8 million of installment payments to the shipyard. Currently equipment is being manufactured and installed for the completion of the vessel. We plan to incur approximately $102 million related to the Q7000 over the remainder of 2019, including the final shipyard payment of $69.2 million.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $14.1 million for the three-month period ended March 31, 2019 primarily reflect the repayment of $13.3 million of our indebtedness. Net cash outflows from financing activities of $12.8 million for the three-month period ended March 31, 2018 primarily reflect the repayment of $133.1 million of our indebtedness using cash and the net proceeds from the issuance in March 2018 of $125 million of our 2023 Notes (Note 6).

Free Cash Flow

Free cash flow decreased by $65.7 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily attributable to the decrease in operating cash flows, slightly offset by reduced capital expenditures in the first quarter of 2019.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems will approximate $140 million for 2019. We believe that cash on hand, internally generated cash flows and availability under our Revolving Credit Facility will provide the capital necessary to continue funding our 2019 capital obligations and to meet our debt obligations due in 2019. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of March 31, 2019 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$32,757	$5,147	$27,610	$—	$—
Nordea Q5000 Loan	116,071	35,714	80,357	—	—
MARAD Debt	67,081	7,027	15,124	16,672	28,258
2022 Notes (2)	125,000	—	—	125,000	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	62,597	21,464	27,231	11,643	2,259
Property and equipment (5)	86,607	86,301	306	—	—
Operating leases (6)	464,641	118,574	195,618	141,120	9,329
Total cash obligations	$1,079,754	$274,227	$346,246	$419,435	$39,846

(1)
Excludes unsecured letters of credit outstanding at March 31, 2019 totaling $2.7 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At March 31, 2019, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At March 31, 2019, the conversion trigger was not met. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2019 for variable rate debt.

(5)	Primarily reflects costs associated with our Q7000 semi-submersible well intervention vessel currently under completion (Note 14).

(6)
Operating leases include vessel charters and facility and equipment leases. At March 31, 2019, our commitment related to long-term vessel charters totaled approximately $427.6 million, of which $173.7 million is related to the non-lease (services) components that are not included in operating lease liabilities on our balance sheet.

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

For information regarding our critical accounting policies and estimates, please read our “Critical Accounting Policies and Estimates” as disclosed in our 2018 Form 10-K.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in two areas: interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of March 31, 2019, $148.8 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on a portion of our Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. As of March 31, 2019, the interest rate on $87.1 million of our Nordea Q5000 Loan was hedged. Debt subject to variable rates after considering hedging activities was $29.0 million. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.2 million in interest expense for the three-month period ended March 31, 2019.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity, or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three-month period ended March 31, 2019, we recognized gains of $1.2 million related to foreign currency transactions in “Other income, net” in our condensed consolidated statement of operations.

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
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
January 1 to January 31, 2019	146,338	$5.65	—	4,660,969
February 1 to February 28, 2019	—	—	—	4,660,969
March 1 to March 31, 2019	—	—	—	4,660,969
	146,338	$5.65	—

(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board and to certain employees, including shares issued under our ESPP to participating employees (Note 11), increases the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 9 to our 2018 Form 10-K.

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

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	April 24, 2019	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2019	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)