Form 10-Q
period 2019-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2019-07-26
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________
Commission File Number: 001-32936

HELIX ENERGY SOLUTIONS GROUP INC
(Exact name of registrant as specified in its charter)

Minnesota		95-3409686
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3505 West Sam Houston Parkway North
Suite 400
Houston	Texas	77043
(Address of principal executive offices)		(Zip Code)

(281) 618–0400
(Registrant's telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HLX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 22, 2019, 148,767,307 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$261,142	$279,459
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $0	79,916	67,932
Unbilled and other	71,115	51,943
Other current assets	77,764	51,594
Total current assets	489,937	450,928
Property and equipment	2,805,043	2,785,778
Less accumulated depreciation	(1,000,679)	(959,033)
Property and equipment, net	1,804,364	1,826,745
Operating lease right-of-use assets	227,213	—
Other assets, net	98,708	70,057
Total assets	$2,620,222	$2,347,730

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,536	$54,813
Accrued liabilities	84,611	85,594
Income tax payable	—	3,829
Current maturities of long-term debt	117,033	47,252
Current operating lease liabilities	54,449	—
Total current liabilities	332,629	191,488
Long-term debt	307,455	393,063
Operating lease liabilities	178,731	—
Deferred tax liabilities	108,344	105,862
Other non-current liabilities	41,284	39,538
Total liabilities	968,443	729,951
Redeemable noncontrolling interests	3,383	—
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 148,759 and 148,203 shares issued, respectively	1,314,163	1,308,709
Retained earnings	405,748	383,034
Accumulated other comprehensive loss	(71,515)	(73,964)
Total shareholders’ equity	1,648,396	1,617,779
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,620,222	$2,347,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$201,728	$204,625	$368,551	$368,887
Cost of sales	161,794	161,728	312,363	313,007
Gross profit	39,934	42,897	56,188	55,880
Selling, general and administrative expenses	(16,862)	(18,125)	(32,847)	(32,224)
Income from operations	23,072	24,772	23,341	23,656
Equity in losses of investment	(29)	(135)	(69)	(271)
Net interest expense	(2,205)	(3,599)	(4,303)	(7,495)
Loss on extinguishment of long-term debt	(18)	(76)	(18)	(1,181)
Other expense, net	(1,311)	(3,441)	(145)	(2,516)
Royalty income and other	190	561	2,535	3,416
Income before income taxes	19,699	18,082	21,341	15,609
Income tax provision	2,876	298	3,200	385
Net income	16,823	17,784	18,141	15,224
Net loss attributable to redeemable noncontrolling interests	(31)	—	(31)	—
Net income attributable to common shareholders	$16,854	$17,784	$18,172	$15,224

Earnings per share of common stock:
Basic	$0.11	$0.12	$0.12	$0.10
Diluted	$0.11	$0.12	$0.12	$0.10

Weighted average common shares outstanding:
Basic	147,521	146,683	147,471	146,668
Diluted	148,101	146,724	147,931	146,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$16,823	$17,784	$18,141	$15,224
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on hedges arising during the period	(278)	(1,226)	(427)	927
Reclassifications to net income	1,975	1,807	3,821	3,434
Income taxes on hedges	(340)	(126)	(682)	(941)
Net change in hedges, net of tax	1,357	455	2,712	3,420
Unrealized loss on note receivable arising during the period	—	—	—	(629)
Income taxes on note receivable	—	—	—	132
Unrealized loss on note receivable, net of tax	—	—	—	(497)
Foreign currency translation loss	(3,065)	(7,547)	(263)	(2,856)
Other comprehensive income (loss), net of tax	(1,708)	(7,092)	2,449	67
Comprehensive income	15,115	10,692	20,590	15,291
Comprehensive loss attributable to redeemable noncontrolling interests	(31)	—	(31)	—
Comprehensive income attributable to common shareholders	$15,146	$10,692	$20,621	$15,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, March 31, 2019	148,785	$1,310,738	$388,912	$(69,807)	$1,629,843	$—
Net income (loss)	—	—	16,854	—	16,854	(31)
Foreign currency translation adjustments	—	—	—	(3,065)	(3,065)	—
Unrealized gain on hedges, net of tax	—	—	—	1,357	1,357	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(18)	—	(18)	18
Activity in company stock plans, net and other	(26)	(320)	—	—	(320)	—
Share-based compensation	—	3,745	—	—	3,745	—
Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, March 31, 2018	148,080	$1,301,299	$351,876	$(64,157)	$1,589,018	$—
Net income	—	—	17,784	—	17,784	—
Foreign currency translation adjustments	—	—	—	(7,547)	(7,547)	—
Unrealized gain on hedges, net of tax	—	—	—	455	455	—
Equity component of debt discount on convertible senior notes	—	(11)	—	—	(11)	—
Activity in company stock plans, net and other	27	211	—	—	211	—
Share-based compensation	—	2,484	—	—	2,484	—
Balance, June 30, 2018	148,107	$1,303,984	$369,659	$(71,249)	$1,602,394	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income (loss)	—	—	18,172	—	18,172	(31)
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	(263)	(263)	—
Unrealized gain on hedges, net of tax	—	—	—	2,712	2,712	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(18)	—	(18)	18
Activity in company stock plans, net and other	556	(979)	—	—	(979)	—
Share-based compensation	—	6,433	—	—	6,433	—
Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2017	147,740	$1,284,274	$352,906	$(69,787)	$1,567,393	$—
Net income	—	—	15,224	—	15,224	—
Reclassification of stranded tax effect to retained earnings	—	—	1,530	(1,530)	—	—
Foreign currency translation adjustments	—	—	—	(2,856)	(2,856)	—
Unrealized gain on hedges, net of tax	—	—	—	3,420	3,420	—
Unrealized loss on note receivable, net of tax	—	—	—	(497)	(497)	—
Equity component of debt discount on convertible senior notes	—	15,413	—	—	15,413	—
Activity in company stock plans, net and other	367	(651)	—	—	(651)	—
Share-based compensation	—	4,947	—	—	4,947	—
Balance, June 30, 2018	148,107	$1,303,984	$369,659	$(71,249)	$1,602,394	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$18,141	$15,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,512	55,659
Amortization of debt discounts	3,070	2,659
Amortization of debt issuance costs	1,896	1,799
Share-based compensation	6,501	5,022
Deferred income taxes	845	(1,622)
Equity in losses of investment	69	271
Loss on extinguishment of long-term debt	18	1,181
Unrealized gain on derivative contracts, net	(1,740)	(1,554)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(30,656)	(14,319)
Other current assets	(2,957)	(9,662)
Income tax payable	(3,122)	(1,445)
Accounts payable and accrued liabilities	97	9,202
Other, net	(16,113)	25,251
Net cash provided by operating activities	32,561	87,666

Cash flows from investing activities:
Capital expenditures	(27,458)	(41,969)
STL acquisition, net	(4,081)	—
Proceeds from sale of assets	2,525	—
Net cash used in investing activities	(29,014)	(41,969)

Cash flows from financing activities:
Issuance of Convertible Senior Notes due 2023	—	125,000
Repurchase of Convertible Senior Notes due 2032	—	(60,362)
Proceeds from term loan	35,000	—
Repayment of term loan	(33,692)	(61,936)
Repayment of Nordea Q5000 Loan	(17,857)	(17,857)
Repayment of MARAD Debt	(3,387)	(3,226)
Debt issuance costs	(1,485)	(3,856)
Payments related to tax withholding for share-based compensation	(1,329)	(1,058)
Proceeds from issuance of ESPP shares	281	332
Net cash used in financing activities	(22,469)	(22,963)

Effect of exchange rate changes on cash and cash equivalents	605	(836)
Net increase (decrease) in cash and cash equivalents	(18,317)	21,898
Cash and cash equivalents:
Balance, beginning of year	279,459	266,592
Balance, end of period	$261,142	$288,490
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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”) with the exception of the impact of adopting the new lease accounting standard in 2019 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments (which were normal recurring adjustments) that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our balance sheet as of December 31, 2018 included herein has been derived from the audited balance sheet as of December 31, 2018 included in our 2018 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

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

New accounting standards issued but not yet effective

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was updated by subsequent amendments. This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

We do not expect any other recent accounting standards to have a material impact on our financial position, results of operations or cash flows.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our “life of field” services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 12).

Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. We also have a semi-submersible well intervention vessel under completion, the Q7000. Our well intervention equipment includes intervention riser systems (“IRSs”) and subsea intervention lubricators (“SILs”), some of which we provide on a stand-alone basis.

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, and three ROV support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. We also utilize spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), our ownership interest in Independence Hub, LLC (“Independence Hub”) (Note 4), and several wells and related infrastructure associated with the Droshky Prospect that we acquired from Marathon Oil Corporation (“Marathon Oil”) on January 18, 2019. All of our current production facilities activities are located in the Gulf of Mexico.

On May 29, 2019, we acquired a 70% controlling interest in Subsea Technologies Group Limited (“STL”), a subsea engineering firm based in Aberdeen, Scotland, for $5.1 million, including $4.1 million in cash and $1.0 million that we advanced to STL in December 2018. The acquisition is expected to strengthen our supply of subsea intervention systems. The remaining 30% noncontrolling interest holders have the right to put their shares to us in June 2024. These redeemable noncontrolling interests have been recognized as temporary equity at their estimated fair value of $3.4 million at the acquisition date. We recognized $2.4 million of identifiable intangible assets and $6.8 million of goodwill, which are reflected in “Other assets” in the accompanying condensed consolidated balance sheet (Note 3). Goodwill is related to the synergies expected from the acquisition. The ultimate fair values of acquired assets, liabilities and noncontrolling interests are provisional and pending final assessment of the valuations. STL is included in our Well Intervention segment (Note 12) and its revenue and earnings are immaterial to our consolidated results.
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Contract assets (Note 9)	$273	$5,829
Prepaids	15,222	10,306
Deferred costs (Note 9)	26,644	27,368
Other receivable (Note 13)	26,000	—
Other	9,625	8,091
Total other current assets	$77,764	$51,594

Other assets, net consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Prepaids	$945	$5,896
Deferred recertification and dry dock costs, net	19,108	8,525
Deferred costs (Note 9)	26,832	38,574
Charter deposit (1)	12,544	12,544
Other receivable (Note 13)	25,996	—
Goodwill (Note 2)	6,763	—
Intangible assets with finite lives, net (Note 2)	3,828	1,402
Other	2,692	3,116
Total other assets, net	$98,708	$70,057

(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Accrued payroll and related benefits	$22,796	$43,079
Investee losses in excess of investment (Note 4)	10,000	5,125
Deferred revenue (Note 9)	11,240	10,103
Asset retirement obligations (Note 13)	22,173	—
Derivative liability (Note 17)	4,251	9,311
Other	14,151	17,976
Total accrued liabilities	$84,611	$85,594

Other non-current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Investee losses in excess of investment (Note 4)	$—	$6,035
Deferred gain on sale of property (1)	—	5,052
Deferred revenue (Note 9)	11,396	15,767
Asset retirement obligations (Note 13)	26,912	—
Derivative liability (Note 17)	—	884
Other	2,976	11,800
Total other non-current liabilities	$41,284	$39,538

(1)
Relates to the sale and lease-back in January 2016 of our office and warehouse property located in Aberdeen, Scotland. The deferred gain had been amortized over a 15-year minimum lease term prior to our adoption of ASC 842 on January 1, 2019. See Note 1 for the effect of ASC 842 on this deferred gain.

Note 4 — Equity Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in the Gulf of Mexico in a water depth of 8,000 feet. We are committed to providing our pro-rata portion of financial support for Independence Hub to pay its obligations as they become due. The platform decommissioning process is currently underway and is expected to be substantially completed within the next 12 months. We recognized a liability of $10.0 million at June 30, 2019 and $11.2 million at December 31, 2018 for our share of Independence Hub’s estimated obligations, net of remaining working capital. This liability is reflected in “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.
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

We recognize operating lease cost on a straight-line basis over the lease term for both (i) leases that are recognized on the balance sheet and (ii) short-term leases. We recognize lease cost related to variable lease payments that are not recognized on the balance sheet in the period in which the obligation is incurred. The following table details the components of our lease cost (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating lease cost	$18,056	$36,189
Variable lease cost	3,222	6,297
Short-term lease cost	4,804	8,962
Sublease income	(373)	(726)
Net lease cost	$25,709	$50,722

Maturities of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2019	$32,625	$3,515	$36,140
2020	60,451	6,486	66,937
2021	54,638	5,731	60,369
2022	52,106	5,103	57,209
2023	34,580	4,490	39,070
Thereafter	2,470	10,297	12,767
Total lease payments	$236,870	$35,622	$272,492
Less: imputed interest	(31,997)	(7,315)	(39,312)
Total operating lease liabilities	$204,873	$28,307	$233,180

Current operating lease liabilities	$49,371	$5,078	$54,449
Non-current operating lease liabilities	155,502	23,229	178,731
Total operating lease liabilities	$204,873	$28,307	$233,180

The following table presents the weighted average remaining lease term and discount rate:

June 30, 2019

Weighted average remaining lease term	4.4 years
Weighted average discount rate	7.54%

The following table presents other information related to our operating leases (in thousands):

Six Months Ended
June 30, 2019

Cash paid for operating lease liabilities	$35,784
ROU assets obtained in exchange for new operating lease obligations	671

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for our operating leases as of December 31, 2018 were as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2019	$116,620	$5,881	$122,501
2020	96,800	5,340	102,140
2021	89,216	5,185	94,401
2022	90,371	5,064	95,435
2023	51,266	4,533	55,799
Thereafter	—	10,448	10,448
Total lease payments	$444,273	$36,451	$480,724

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2019 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$3,500	$—	$—	$7,027	$107,143	$117,670
One to two years	3,500	—	—	7,378	—	10,878
Two to three years	28,000	125,000	—	7,746	—	160,746
Three to four years	—	—	—	8,133	—	8,133
Four to five years	—	—	125,000	8,539	—	133,539
Over five years	—	—	—	28,258	—	28,258
Gross debt	35,000	125,000	125,000	67,081	107,143	459,224
Unamortized debt discounts (2)	—	(9,549)	(16,183)	—	—	(25,732)
Unamortized debt issuance costs (3)	(477)	(1,501)	(2,608)	(3,781)	(637)	(9,004)
Total debt	34,523	113,950	106,209	63,300	106,506	424,488
Less: current maturities	(3,500)	—	—	(7,027)	(106,506)	(117,033)
Long-term debt	$31,023	$113,950	$106,209	$56,273	$—	$307,455

(1)	Term Loan pursuant to the Credit Agreement (as defined below) matures in December 2021.

(2)
Our Convertible Senior Notes due 2022 (the “2022 Notes”) will increase to their face amount through accretion of the debt discount through May 2022. Our Convertible Senior Notes due 2023 (the “2023 Notes”) will increase to their face amount through accretion of the debt discount to interest expense through September 2023.

(3)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). On June 28, 2019, we amended our existing term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility”) under the Credit Agreement. The Credit Agreement is comprised of a $35 million Term Loan and a Revolving Credit Facility of $175 million. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments up to $100 million with respect to an increase in the Revolving Credit Facility. As of June 30, 2019, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $171.3 million, net of $3.7 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 5.65% as of June 30, 2019. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

The Term Loan principal is required to be repaid in quarterly installments of 2.5% of the aggregate principal amount of the Term Loan, with a balloon payment at maturity. Installment amounts are subject to adjustment for any prepayments on the Term Loan. We may prepay indebtedness outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. We may prepay indebtedness outstanding under the Revolving Credit Facility without premium or penalty, and may reborrow any amounts prepaid up to the amount of the Revolving Credit Facility. Borrowings under the Credit Agreement mature on December 31, 2021.

The Credit Agreement and the other documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, which we consider customary for this type of transaction. The covenants include certain restrictions on our and certain of our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum ratio requirements of EBITDA to interest charges (Consolidated Interest Coverage Ratio), funded debt to EBITDA (Consolidated Total Leverage Ratio) and secured funded debt to EBITDA (Consolidated Secured Leverage Ratio).

We may designate one or more of our new foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The debt and EBITDA of the Unrestricted Subsidiaries are not included in the calculations of our financial covenants, except that at our election we may include the debt and EBITDA of either Helix Q5000 Holdings, S.à r.l. (“Q5000 Holdings”) or Helix Q7000 Holdings, S.à r.l. (“Q7000 Holdings”), each a wholly owned subsidiary incorporated in Luxembourg. We are currently including the debt and EBITDA of Q5000 Holdings in the calculations of our financial covenants. Our obligations under the Credit Agreement, and those of our subsidiary guarantors under their guarantee, are secured by (i) most of the assets of the parent company, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited, and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Canyon Offshore Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries.

In March 2018, we prepaid $61 million of the then-existing term loan with a portion of the net proceeds from the 2023 Notes. We recognized a $0.9 million loss to write off the related unamortized debt issuance costs. In June 2019, in connection with the amendment of the Credit Agreement we wrote off the remaining unamortized debt issuance costs associated with a lender exiting the Credit Agreement. These losses are presented as “Loss on extinguishment of long-term debt” in the accompanying condensed consolidated statements of operations.

In January 2019, contemporaneously with our purchase from Marathon Oil of several wells and related infrastructure associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244, we amended the Credit Agreement to permit the issuance of certain security to third parties for required plug and abandonment (“P&A”) obligations and to make certain capital expenditures in connection with acquired assets (Notes 2 and 13).

Convertible Senior Notes Due 2022

On November 1, 2016, we completed a public offering and sale of the 2022 Notes in the aggregate principal amount of $125 million. The 2022 Notes bear interest at a rate of 4.25% per annum and are payable semi-annually in arrears on November 1 and May 1 of each year, beginning on May 1, 2017. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2022 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $13.89 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

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

The 2022 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. For the three- and six-month periods ended June 30, 2019, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $4.2 million, respectively. For the three- and six-month periods ended June 30, 2018, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.0 million and $4.0 million, respectively. The remaining unamortized debt discount of the 2022 Notes was $9.5 million at June 30, 2019 and $11.0 million at December 31, 2018.

Convertible Senior Notes Due 2023

On March 20, 2018, we completed a public offering and sale of the 2023 Notes in the aggregate principal amount of $125 million. The net proceeds from the issuance of the 2023 Notes were approximately $121.0 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. We used the net proceeds from the issuance of the 2023 Notes to fund the required repurchase by us of $59.3 million in principal of Convertible Senior Notes due 2032 (the “2032 Notes”) described below and to prepay $61.0 million of the then-existing term loan.

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

The 2023 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2023 Notes, we recorded a debt discount of $20.1 million ($15.9 million net of tax) as a result of separating the equity component. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2023 Notes at their inception. For the three- and six-month periods ended June 30, 2019, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $4.2 million, respectively. For the three- and six-month periods ended June 30, 2018, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $1.9 million and $2.2 million, respectively. The remaining unamortized debt discount of the 2023 Notes was $16.2 million at June 30, 2019 and $17.8 million at December 31, 2018.

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

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. The remaining principal balance was classified as current as of June 30, 2019. Q5000 Holdings may elect to prepay indebtedness outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt. In June 2015, we entered into interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 17). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under the Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

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

Other

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of June 30, 2019, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest expense	$8,045	$8,041	$15,941	$16,340
Interest income	(675)	(679)	(1,433)	(1,269)
Capitalized interest	(5,165)	(3,763)	(10,205)	(7,576)
Net interest expense	$2,205	$3,599	$4,303	$7,495

Note 7 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three- and six-month periods ended June 30, 2019 were 14.6% and 15.0%, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2018 were 1.6% and 2.5%, respectively. The increase was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions.

Income taxes are provided based on the U.S. statutory rate and the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign provision	(8.4)	(19.6)	(9.0)	(20.2)
Other	2.0	0.2	3.0	1.7
Effective rate	14.6%	1.6%	15.0%	2.5%

Note 8 — Shareholders’ Equity

The components of accumulated other comprehensive income (loss) (“accumulated OCI”) are as follows (in thousands):

	June 30, 2019	December 31, 2018

Cumulative foreign currency translation adjustment	$(70,118)	$(69,855)
Net unrealized loss on hedges, net of tax (1)	(1,397)	(4,109)
Accumulated OCI	$(71,515)	$(73,964)

(1)
Relates to foreign currency hedges for the Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan (Note 17) and is net of deferred income taxes totaling $0.4 million at June 30, 2019 and $1.0 million at December 31, 2018.

Note 9 — Revenue from Contracts with Customers

Disaggregation of Revenue

Our revenues are derived primarily from short-term and long-term service contracts with customers. Our service contracts generally contain either provisions for specific time, material and equipment charges that are billed in accordance with the terms of such contracts (dayrate contracts) or lump sum payment provisions (lump sum contracts). We record revenues net of taxes collected from customers and remitted to governmental authorities. The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended June 30, 2019
Short-term	$62,788	$28,701	$—	$—	$91,489
Long-term (2)	96,286	16,745	15,621	(18,413)	110,239
Total	$159,074	$45,446	$15,621	$(18,413)	$201,728

Three months ended June 30, 2018
Short-term	$61,935	$30,738	$—	$—	$92,673
Long-term (2)	99,824	8,322	16,343	(12,537)	111,952
Total	$161,759	$39,060	$16,343	$(12,537)	$204,625

Six months ended June 30, 2019
Short-term	$92,593	$53,631	$—	$—	$146,224
Long-term (2)	188,712	30,856	30,874	(28,115)	222,327
Total	$281,305	$84,487	$30,874	$(28,115)	$368,551

Six months ended June 30, 2018
Short-term	$103,962	$51,062	$—	$—	$155,024
Long-term (2)	187,366	15,167	32,664	(21,334)	213,863
Total	$291,328	$66,229	$32,664	$(21,334)	$368,887

(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

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

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” on the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.3 million at June 30, 2019 and $5.8 million at December 31, 2018. Impairment losses recognized on our accounts receivable and contract assets were immaterial for the three- and six-month periods ended June 30, 2019 and 2018.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) the amount billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” on the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $22.6 million at June 30, 2019 and $25.9 million at December 31, 2018. Revenue recognized for the three- and six-month periods ended June 30, 2019 included $2.6 million and $5.2 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2018 included $8.7 million and $10.0 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2019, $1.0 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $281.3 million in 2019, $401.7 million in 2020 and $278.6 million in 2021 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2019.

For the three- and six-month periods ended June 30, 2019 and 2018, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” on the accompanying condensed consolidated balance sheets

(Note 3). Our deferred contract costs totaled $53.5 million at June 30, 2019 and $65.9 million at December 31, 2018. For the three- and six-month periods ended June 30, 2019, we recorded $8.2 million and $15.9 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. For the three- and six-month periods ended June 30, 2018, we recorded $8.2 million and $17.1 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. There were no associated impairment losses for all periods presented.

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

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$16,854		$17,784
Less: Undistributed earnings allocated to participating securities	(141)		(171)
Accretion of redeemable noncontrolling interests	(18)		—
Net income available to common shareholders, basic	$16,695	147,521	$17,613	146,683

Diluted:
Net income available to common shareholders, basic	$16,695	147,521	$17,613	146,683
Effect of dilutive securities:
Share-based awards other than participating securities	—	580	—	41
Net income available to common shareholders, diluted	$16,695	148,101	$17,613	146,724

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$18,172		$15,224
Less: Undistributed earnings allocated to participating securities	(159)		(147)
Accretion of redeemable noncontrolling interests	(18)		—
Net income available to common shareholders, basic	$17,995	147,471	$15,077	146,668

Diluted:
Net income available to common shareholders, basic	$17,995	147,471	$15,077	146,668
Effect of dilutive securities:
Share-based awards other than participating securities	—	460	—	—
Net income available to common shareholders, diluted	$17,995	147,931	$15,077	146,668

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2032 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

2022 Notes	8,997	8,997	8,997	8,997
2023 Notes	13,202	13,202	13,202	7,440
2032 Notes (1)	—	12	—	1,057

(1)	The 2032 Notes were fully redeemed in May 2018.
Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). On May 15, 2019, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan to: (i) authorize 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy, (ii) establish a maximum award limit applicable to independent members of our Board of Directors (our “Board”) under the 2005 Incentive Plan, (iii) require, subject to certain exceptions, that all awards under the 2005 Incentive Plan have a minimum vesting or restriction period of one year and (iv) remove certain requirements with respect to performance-based compensation under Section 162(m) of the Internal Revenue Code that were repealed by the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). As of June 30, 2019, there were 8.5 million shares of our common stock available for issuance under the 2005 Incentive Plan. During the six-month period ended June 30, 2019, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2019 (1)	688,540	$5.41	33% per year over three years
January 2, 2019 (2)	688,540	7.60	100% on January 2, 2022
January 2, 2019 (3)	11,841	5.41	100% on January 1, 2021
April 1, 2019 (3)	7,625	7.91	100% on January 1, 2021

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

(3)	Reflects grants of restricted stock to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three- and six-month periods ended June 30, 2019, $2.4 million and $3.7 million respectively, were recognized as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2018, $1.5 million and $3.0 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. PSUs granted prior to 2017 could be settled in either cash or shares of our common stock and were accounted for as liability awards. Beginning in 2017, PSUs granted are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis as an increase to equity. For the three- and six-month periods ended June 30, 2019, $1.4 million and $2.7 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2018, $4.2 million and $5.2 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for previously unvested PSUs granted in January 2016 was $11.1 million at December 31, 2018, which we settled in cash when those PSUs vested in January 2019.

Additionally in 2019 and 2018, we granted fixed-value cash awards of $4.6 million and $5.2 million, respectively, to select management employees under the 2005 Incentive Plan. The value of fixed value cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2019, $0.8 million and $1.6 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2018, $0.4 million and $0.8 million, respectively, were recognized as compensation cost.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). On May 15, 2019, our shareholders approved an amendment to and restatement of the ESPP to: (i) increase the shares authorized for issuance by 1.5 million shares and (ii) delegate to an administrator the authority to establish from time to time the maximum shares purchasable during a purchase period. As of June 30, 2019, 2.0 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 130 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 12 to our 2018 Form 10-K.

Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels. Our well intervention equipment includes IRSs and SILs, some of which we provide on a stand-alone basis, and also includes STL beginning in the second quarter of 2019 (Note 2). Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, and three ROV support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of certain oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 13). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues —
Well Intervention	$159,074	$161,759	$281,305	$291,328
Robotics	45,446	39,060	84,487	66,229
Production Facilities	15,621	16,343	30,874	32,664
Intercompany eliminations	(18,413)	(12,537)	(28,115)	(21,334)
Total	$201,728	$204,625	$368,551	$368,887

Income (loss) from operations —
Well Intervention	$26,672	$34,470	$36,313	$48,347
Robotics	2,949	(4,102)	(955)	(18,419)
Production Facilities	4,452	6,866	8,857	14,225
Segment operating income	34,073	37,234	44,215	44,153
Corporate, eliminations and other	(11,001)	(12,462)	(20,874)	(20,497)
Total	$23,072	$24,772	$23,341	$23,656

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Well Intervention (1)	$9,812	$4,215	$13,037	$6,167
Robotics	8,601	8,322	15,078	15,167
Total	$18,413	$12,537	$28,115	$21,334

(1)
Amounts in 2019 include $5.3 million associated with P&A work that commenced on one of the Droshky wells for our Production Facilities segment (Notes 2 and 13). Upon completion of the P&A work Marathon Oil is contractually obligated to remit payment to us, which is reflected in “Other receivable” in the accompanying condensed consolidated balance sheet (Note 3).

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	June 30, 2019	December 31, 2018

Well Intervention	$2,111,752	$1,916,638
Robotics	187,401	147,602
Production Facilities	177,230	120,845
Corporate and other	143,839	162,645
Total	$2,620,222	$2,347,730

Note 13 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) consist of estimated costs for subsea infrastructure P&A activities. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

The following table describes the changes in our AROs (both current and long-term) (in thousands):

AROs at January 1, 2019	$—
Liability incurred during the period (1)	53,294
Liability settled during the period	(5,327)
Accretion expense	1,118
AROs at June 30, 2019	$49,085

(1)
In connection with the acquisition on January 18, 2019 of certain assets related to the Droshky Prospect (Note 2), we assumed the AROs for the required P&A of those assets in exchange for agreed-upon amounts to be paid by Marathon Oil as the P&A work is completed. We initially recognized $53.3 million of ARO liability, $50.8 million of receivables and $2.5 million of acquired property for this transaction.

Note 14 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years from the respective vessel delivery dates with options to extend. We have long-term charter agreements for the Grand Canyon, Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. The charter agreements expire in October 2019 for the Grand Canyon, in April 2021 for the Grand Canyon II and in May 2023 for the Grand Canyon III.

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At June 30, 2019, our total investment in the Q7000 was $427.4 million, including $276.8 million of installment payments to the shipyard. Currently, equipment is being installed for the completion of the vessel.

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
Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018

Interest paid, net of interest capitalized	$1,478	$3,783
Income taxes paid	5,478	3,651

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $10.2 million at June 30, 2019 and $9.9 million at December 31, 2018.
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

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$253	$—	$253	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	2,006	—	2,006	(c)
Foreign exchange contracts — non-hedging instruments	—	2,245	—	2,245	(c)
Total net liability	$—	$3,998	$—	$3,998

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$1,064	$—	$1,064	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	6,211	—	6,211	(c)
Foreign exchange contracts — non-hedging instruments	—	3,984	—	3,984	(c)
Total net liability	$—	$9,131	$—	$9,131

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (previously scheduled to mature June 2020)	$—	$—	$33,693	$33,314
Term Loan (matures December 2021)	35,000	35,000	—	—
Nordea Q5000 Loan (matures April 2020)	107,143	107,277	125,000	122,500
MARAD Debt (matures February 2027)	67,081	72,955	70,468	74,406
2022 Notes (mature May 2022)	125,000	126,250	125,000	114,298
2023 Notes (mature September 2023)	125,000	152,656	125,000	114,688
Total debt	$459,224	$494,138	$479,161	$459,206

(1)	Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes and the 2023 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the term loans, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

We engage solely in cash flow hedges. Cash flow hedges are entered into to hedge the variability of cash flows related to a forecasted transaction or to be received or paid related to a recognized asset or liability. Changes in the fair value of derivative instruments that are designated as cash flow hedges are reported in OCI. These changes are subsequently reclassified into earnings when the hedged transactions affect earnings. Changes in the fair value of a derivative instrument that does not qualify for hedge accounting are recorded in earnings in the period in which the change occurs.

For additional information regarding our accounting for derivative instruments and hedging activities, see Notes 2 and 18 to our 2018 Form 10-K.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In June 2015 we entered into interest rate swap contracts to fix the interest rate on $187.5 million of the Nordea Q5000 Loan (Note 6). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps are reported in accumulated OCI (net of tax). These changes are subsequently reclassified into earnings when the anticipated interest is recognized as interest expense.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to our vessel charters that are denominated in foreign currencies.

In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. Unrealized losses associated with our foreign currency exchange contracts that qualify for hedge accounting treatment are included in accumulated OCI (net of tax). Changes in unrealized losses associated with the foreign currency exchange contracts that are not designated as cash flow hedges are reflected in “Other expense, net” in the accompanying condensed consolidated statements of operations.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$253	Other current assets	$863
Interest rate swaps	Other assets, net	—	Other assets, net	201
		$253		$1,064

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$2,006	Accrued liabilities	$5,857
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	354
		$2,006		$6,211

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$2,245	Accrued liabilities	$3,454
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	530
		$2,245		$3,984

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of June 30, 2019, $1.4 million of net losses in accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Unrealized Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Foreign exchange contracts	$(24)	$(1,459)	$(58)	$129
Interest rate swaps	(254)	233	(369)	798
	$(278)	$(1,226)	$(427)	$927

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Foreign exchange contracts	Cost of sales	$(2,185)	$(1,925)	$(4,263)	$(3,581)
Interest rate swaps	Net interest expense	210	118	442	147
		$(1,975)	$(1,807)	$(3,821)	$(3,434)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Foreign exchange contracts	Other expense, net	$(2)	$(787)	$(42)	$57
		$(2)	$(787)	$(42)	$57

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

This Quarterly Report on Form 10-Q contains various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements. Included in forward-looking statements are, among other things:

•	statements regarding our business strategy and any other business plans, forecasts or objectives, any or all of which are subject to change;

•	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, or other financial items;

•	statements regarding our backlog and commercial contracts and rates thereunder;

•	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;

•
statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto, including the construction, completion and mobilization of the Q7000;

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;

•	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;

•	statements regarding our trade receivables and their collectability;

•	statements regarding potential developments, industry trends, performance or industry ranking;

•	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;

•	statements regarding our ability to retain our senior management and other key employees;

•	statements regarding the underlying assumptions related to any projection or forward-looking statement; and

•	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include:

•	the impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

•	the impact of oil and gas price fluctuations and the cyclical nature of the oil and gas industry;

•	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;

•	the ability to effectively bid and perform our contracts, including the impact of equipment problems or failure;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel and/or system upgrades and major maintenance items;

•	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;

•	the effects of our indebtedness and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments, such as the 2017 Tax Act;

•	the impact of the U.K. to potentially exit the European Union, known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the impact of foreign currency exchange controls and exchange rate fluctuations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

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
EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services should deliver favorable long-term financial returns. From time to time, we may make strategic investments that expand our service capabilities and/or the regions in which we operate, or add capacity to existing services in our key operating regions. We expect our well intervention fleet to expand with the completion and delivery in 2019 of the Q7000, a newbuild semi-submersible vessel. Chartering newer vessels with additional capabilities, such as the three Grand Canyon vessels, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the HP I, a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator until at least June 1, 2023. With the acquisition of certain oil and gas properties from Marathon Oil in January 2019, we expect improved utilization of our well intervention fleet in the Gulf of Mexico as we perform the P&A of the acquired assets as our schedule permits, subject to regulatory timelines.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. We and OneSubsea jointly developed a 15,000 working p.s.i. intervention riser system (“15K IRS”), each owning a 50% interest. The 15K IRS was completed and placed into service in January 2018. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”), each owning a 50% interest. The ROAM is expected to be available in 2019.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas industry, and in particular, the willingness of oil and gas companies to spend on operational activities and capital projects. The performance of our business is also largely dependent on the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, and several other factors, including:

•	worldwide economic activity and general economic and business conditions, including available access to global capital and capital markets;

•	the global supply and demand for oil and natural gas;

•	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in the Middle East and other oil-producing regions;

•	actions taken by the Organization of Petroleum Exporting Countries;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the exploration and production of onshore shale oil and natural gas;

•	the cost of offshore exploration for and production and transportation of oil and natural gas;

•	the level of excess production capacity;

•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for capital projects and production operations;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	potential acceleration of the development of alternative fuels;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	weather conditions and natural disasters;

•	environmental and other governmental regulations; and

•	domestic and international tax laws, regulations and policies.

West Texas Intermediate oil prices have been volatile, fluctuating between mid-$40 and mid-$60 per barrel throughout the first half of 2019. Volatility in oil prices and imbalance in the supply and demand for oil create uncertainty in oil and gas exploration and production activities. For instance, an increase in oil and gas exploration and production activities (shale oil production in particular) is expected when major oil producing countries including the United States increase output as a result of rising oil prices. Increased supply without adequate levels of increase in demand, however, may weaken oil prices and industry prospects. The resulting industry environment may discourage oil and gas companies from making longer-term investments in offshore exploration and production as well as other offshore operational activities. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for intervention work. This rig overhang combined with lower volumes of work continues to affect the utilization and/or rates we can achieve for our assets. Volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results.

Many oil and gas companies are increasingly focusing on optimizing production of their existing subsea wells. We believe that we have a competitive advantage in terms of performing well intervention services efficiently. Furthermore, we believe that as oil and gas companies begin to increase overall spending levels, it will likely be weighted towards production enhancement activities rather than exploration projects. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide P&A services at the end of the life of a field as required by governmental regulations. Thus, we believe that fundamentals for our business remain favorable over the longer term as the need for prolongation of well life in oil and gas production is a primary driver of demand for our services.

Our current strategy is to be positioned for future recovery while managing through a sustained period of weak activity. This strategy is based on the following factors: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells. We could see the beginnings of an upturn in the demand for our services in the Gulf of Mexico, which are primarily driven by three factors: (1) long-term rig contracts are not being renewed thus removing some of the rig overhang that was considered by our customers to be a sunk cost; (2) previously deferred work on aging wells is less likely to be further deferred as well performance declines; and (3) North America customer spending shifts from unconventional onshore oil and gas to conventional offshore development and enhancement as returns from onshore investment opportunities diminish.

Business Activity Summary

On January 16, 2019, we renewed the agreements that provide various operators with access to the HFRS for well control purposes through March 31, 2020 on newly agreed-upon rates and terms. These agreements automatically renew on an annual basis absent proper notice of termination by one of the parties.

On January 18, 2019, we acquired from Marathon Oil several wells and related infrastructure associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244. As part of the transaction, Marathon Oil will pay us agreed-upon amounts for the required P&A of the acquired assets, which we can perform as our schedule permits, subject to regulatory timelines. There is limited production associated with two wells that were acquired as part of the transaction.

On May 29, 2019, we acquired a 70% controlling interest in STL, an Aberdeen-based subsea engineering company that specializes in the design and manufacture of subsea pressure control equipment, including well intervention, well control and subsea control systems.
RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our consolidated results of operations.

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of June 30, 2019, our consolidated backlog that is supported by written agreements or contracts totaled $1.0 billion, of which $281 million is expected to be performed over the remainder of 2019. The substantial majority of our backlog is associated with our Well Intervention business segment. As of June 30, 2019, our well intervention backlog was $0.7 billion, including $209 million expected to be performed over the remainder of 2019. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 86% of our total backlog as of June 30, 2019. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

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

We measure our operating performance based on EBITDA and free cash flow. EBITDA and free cash flow are non-GAAP financial measures that are commonly used but are not recognized accounting terms under GAAP. We use EBITDA and free cash flow to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measures of EBITDA and free cash flow provide useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures.

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments and other than temporary loss on note receivable, which are excluded from EBITDA as a component of net other income or expense. We define free cash flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise footnoted.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$16,823	$17,784	$18,141	$15,224
Adjustments:
Income tax provision	2,876	298	3,200	385
Net interest expense	2,205	3,599	4,303	7,495
Loss on extinguishment of long-term debt	18	76	18	1,181
Other expense, net	1,311	3,441	145	2,516
Depreciation and amortization	28,003	27,877	56,512	55,659
EBITDA	51,236	53,075	82,319	82,460
Adjustments:
Realized losses from foreign exchange contracts not designated as hedging instruments	(912)	(806)	(1,781)	(1,496)
Other than temporary loss on note receivable	—	—	—	(1,129)
Adjusted EBITDA	$50,324	$52,269	$80,538	$79,835

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities	$32,561	$87,666
Less: Capital expenditures, net of proceeds from sale of assets	(24,933)	(41,969)
Free cash flow	$7,628	$45,697

Comparison of Three Months Ended June 30, 2019 and 2018

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018	Amount	Percent
Net revenues —
Well Intervention	$159,074	$161,759	$(2,685)	(2)%
Robotics	45,446	39,060	6,386	16%
Production Facilities	15,621	16,343	(722)	(4)%
Intercompany eliminations	(18,413)	(12,537)	(5,876)
	$201,728	$204,625	$(2,897)	(1)%

Gross profit (loss) —
Well Intervention	$30,237	$38,033	$(7,796)	(20)%
Robotics	5,137	(1,485)	6,622	(3)
Production Facilities	4,900	6,994	(2,094)	(30)%
Corporate, eliminations and other	(340)	(645)	305
	$39,934	$42,897	$(2,963)	(7)%

Gross margin —
Well Intervention	19%	24%
Robotics	11%	(4)%
Production Facilities	31%	43%
Total company	20%	21%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/94%	6/88%
Robotics assets	51/41%	55/38%
Chartered robotics vessels	4/92%	5/70%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended June 30, 2019 and 2018 include 24 and 54 spot vessel days, respectively, at near full utilization.

(3)	Percent calculation not meaningful.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018

Well Intervention	$9,812	$4,215	$5,597
Robotics	8,601	8,322	279
	$18,413	$12,537	$5,876

Net Revenues.  Our total net revenues decreased by 1% for the three-month period ended June 30, 2019 as compared to the same period in 2018 as a result of lower revenues in our Well Intervention and Production Facilities business segments and higher intercompany eliminations, partially offset by higher revenues in our Robotics business segment.

Our Well Intervention revenues decreased by 2% for the three-month period ended June 30, 2019 as compared to the same period in 2018 reflecting lower revenues generated from our well intervention operations in the North Sea, partially offset by slight increases in revenues in the Gulf of Mexico and Brazil. The decrease in revenues in the North Sea was primarily attributable to lower coiled tubing revenue and a weaker British pound as compared to the second quarter of 2018. In the Gulf of Mexico, the Q4000 and the Q5000 both had higher revenues due to higher utilization. However, Q4000 revenue includes $5.3 million associated with P&A work that commenced on one of the Droshky wells for our Production Facilities segment. Although this amount was eliminated in our consolidated revenues, upon completion of the P&A work Marathon Oil is contractually obligated to remit payment to us, which is reflected in “Other receivable” in the accompanying condensed consolidated balance sheet. Revenue increases from the Q4000 and the Q5000 were partially offset by lower revenues from IRS rentals. The increase in revenues in Brazil was primarily a result of the Siem Helix 1 achieving 99% utilization during the second quarter of 2019 as compared to 92% during the same period in 2018.

Robotics revenues increased by 16% for the three-month period ended June 30, 2019 as compared to the same period in 2018. The increase primarily reflects higher utilization of our chartered vessels, which increased to 92% during the second quarter of 2019 as compared to 70% during the same period in 2018.

Our Production Facilities revenues decreased by 4% for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting lower revenues from the HFRS during the second quarter of 2019, offset in part by production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

The increase in intercompany eliminations was primarily a result of the $5.3 million in revenue our Well Intervention business segment earned associated with its commencement of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our total gross profit decreased by 7% for the three-month period ended June 30, 2019 as compared to the same period in 2018 reflecting lower gross profit in our Well Intervention and Production Facilities business segments, offset in part by improvements in our Robotics business segment.

The gross profit related to our Well Intervention segment decreased by 20% for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily as a result of higher costs on integrated services and lower IRS rental unit utilization in the Gulf of Mexico as well as reduced operating results due to lower coiled tubing revenue in the North Sea.

Our Robotics segment achieved a gross profit of $5.1 million for the three-month period ended June 30, 2019 as compared to a gross loss of $1.5 million for the same period in 2018 primarily reflecting an increase in long-term charter vessel utilization and higher trenching revenues with increased utilization of our ROVs.

The gross profit related to our Production Facilities segment decreased by 30% for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $1.3 million for the three-month period ended June 30, 2019 primarily as a result of decreased costs related to employee incentive compensation.

Net Interest Expense.  Our net interest expense decreased by $1.4 million for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting higher capitalized interest. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $5.2 million for the three-month period ended June 30, 2019 as compared to $3.8 million for the same period in 2018 as a result of the construction and completion of the Q7000.

Other Expense, Net.  Net other expense decreased by $2.1 million for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting a $1.3 million decrease in foreign currency transaction losses and a $0.8 million net decrease in losses associated with our foreign currency exchange contracts that were not designated as cash flow hedges (Note 17).

Income Tax Provision.  Income tax provision was $2.9 million for the three-month period ended June 30, 2019 as compared to $0.3 million for the same period in 2018. The effective tax rate was 14.6% for the three-month period ended June 30, 2019 as compared to 1.6% for the same period in 2018. The increases were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions (Note 7).
Comparison of Six Months Ended June 30, 2019 and 2018

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	Amount	Percent
Net revenues —
Well Intervention	$281,305	$291,328	$(10,023)	(3)%
Robotics	84,487	66,229	18,258	28%
Production Facilities	30,874	32,664	(1,790)	(5)%
Intercompany eliminations	(28,115)	(21,334)	(6,781)
	$368,551	$368,887	$(336)	—%

Gross profit (loss) —
Well Intervention	$43,747	$55,721	$(11,974)	(21)%
Robotics	3,548	(13,383)	16,931	127%
Production Facilities	9,671	14,451	(4,780)	(33)%
Corporate, eliminations and other	(778)	(909)	131
	$56,188	$55,880	$308	1%

Gross margin —
Well Intervention	16%	19%
Robotics	4%	(20)%
Production Facilities	31%	44%
Total company	15%	15%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/84%	6/80%
Robotics assets	51/40%	55/34%
Chartered robotics vessels	4/90%	5/63%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the six-month periods ended June 30, 2019 and 2018 include 108 and 96 spot vessel days, respectively, at near full utilization.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018

Well Intervention	$13,037	$6,167	$6,870
Robotics	15,078	15,167	(89)
	$28,115	$21,334	$6,781

Net Revenues.  Our total net revenues for the six-month period ended June 30, 2019 were consistent with those for the same period in 2018 with higher revenues in our Robotics business segment offset by revenue decreases in our Well Intervention and Production Facilities business segments and higher intercompany eliminations.

Our Well Intervention revenues decreased by 3% for the six-month period ended June 30, 2019 as compared to the same period in 2018, primarily reflecting lower revenues in the Gulf of Mexico and the North Sea, partially offset by higher revenues in Brazil. The decrease in revenues in the Gulf of Mexico was primarily attributable to a reduction in IRS rental revenues and a net reduction in integrated services revenue during the first half of 2019 as compared to the same period in 2018. Q4000 revenue in the first half of 2019 includes $5.3 million associated with P&A work that commenced on one of the Droshky wells for our Production Facilities segment. Although this amount was eliminated in our consolidated revenues, upon completion of the P&A work Marathon Oil is contractually obligated to remit payment to us, which is reflected in “Other receivable” in the accompanying condensed consolidated balance sheet. The decrease in revenues in the North Sea primarily reflects lower coiled tubing revenues and a weaker British pound as compared to the same period in 2018. The increase in revenues In Brazil was primarily a result of both the Siem Helix 1 and the Siem Helix 2 improving their utilization during the first half of 2019.

Robotics revenues increased by 28% for the six-month period ended June 30, 2019 as compared to the same period in 2018. The increase primarily reflects higher trenching activities that contributed to increased utilization of ROV support vessels (from 63% during the first half of 2018 to 90% during the same period in 2019). Our ROVs also achieved higher utilization in the first half of 2019 as compared to the same period in 2018.

Our Production Facilities revenues decreased by 5% for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting lower revenues from the HFRS during the first half of 2019, offset in part by production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

The increase in intercompany eliminations was primarily a result of the $5.3 million in revenue our Well Intervention business segment earned associated with its commencement of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our total gross profit increased by 1% for the six-month period ended June 30, 2019 as compared to the same period in 2018 reflecting improvements in our Robotics business segment, offset in part by lower gross profit in our Well Intervention and Production Facilities business segments.

The gross profit related to our Well Intervention business segment decreased by 21% for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting lower IRS rental unit utilization and higher integrated services costs in the Gulf of Mexico as well as reduced operating results in the North Sea, offset in part by improved operating results in Brazil.

Our Robotics segment achieved a gross profit of $3.5 million for the six-month period ended June 30, 2019 as compared to a gross loss of $13.4 million for the same period in 2018 primarily reflecting higher trenching revenues, with increased utilization for our ROV support vessels and ROVs, and a reduction in vessel charter costs.

The gross profit related to our Production Facilities segment decreased by 33% for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $0.6 million for the six-month period ended June 30, 2019 as compared to the same period in 2018. The increase was primarily as a result of increased costs related to employee incentive compensation.

Net Interest Expense.  Our net interest expense decreased by $3.2 million for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting higher capitalized interest and a decrease in interest expense due to a reduction in our overall debt levels. Capitalized interest totaled $10.2 million for the six-month period ended June 30, 2019 as compared to $7.6 million for the same period in 2018 as a result of the construction and completion of the Q7000.

Loss on Extinguishment of Long-Term Debt.  The $1.2 million loss for the six-month period ended June 30, 2018 was attributable to the write-off of the unamortized debt issuance costs related to the prepayment of $61 million of the Term Loan in March 2018 and costs associated with our repurchase of $59.3 million in aggregate principal amount of the 2032 Notes (Note 6).

Other Expense, Net.  Net other expense decreased by $2.4 million for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting a $1.3 million decrease in foreign currency transaction losses. Net other expense for the six-month period ended June 30, 2018 also included a $1.1 million other than temporary loss on a note receivable.

Income Tax Provision.  Income tax provision was $3.2 million for the six-month period ended June 30, 2019 as compared to $0.4 million for the same period in 2018. The increase was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as increased profitability in the current year period. The effective tax rate was 15.0% for the six-month period ended June 30, 2019 as compared to 2.5% for the same period in 2018. The increase was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions (Note 7).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30, 2019	December 31, 2018

Net working capital	$157,308	$259,440
Long-term debt (1)	307,455	393,063
Liquidity (2)	432,489	426,813

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discount and debt issuance costs. See Note 6 for information relating to our long-term debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under the Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at June 30, 2019 included cash and cash equivalents of $261.1 million and $171.3 million of available borrowing capacity under the Revolving Credit Facility (Note 6). Our liquidity at December 31, 2018 included cash and cash equivalents of $279.5 million and $147.4 million of available borrowing capacity under our then-existing revolving credit facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discount and debt issuance costs, is as follows (in thousands):

	June 30, 2019	December 31, 2018

Term Loan (previously scheduled to mature June 2020)	$—	$33,321
Term Loan (matures December 2021)	34,523	—
Nordea Q5000 Loan (matures April 2020)	106,506	123,980
MARAD Debt (matures February 2027)	63,300	66,443
2022 Notes (mature May 2022) (1)	113,950	112,192
2023 Notes (mature September 2023) (2)	106,209	104,379
Total debt	$424,488	$440,315

(1)	The 2022 Notes will increase to their face amount through accretion of the debt discount through May 1, 2022.

(2)	The 2023 Notes will increase to their face amount through accretion of the debt discount through September 15, 2023.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$32,561	$87,666
Investing activities	(29,014)	(41,969)
Financing activities	(22,469)	(22,963)

Our current requirements for cash primarily reflect the need to fund capital spending for our current lines of business and to service our debt. Historically, we have funded our capital program with cash flows from operations, borrowings under credit facilities, and project financing, along with other debt and equity alternatives. As of June 30, 2019, the remaining principal balance of the Nordea Q5000 Loan was classified to current as its maturity date is April 30, 2020. We have the ability to fund the repayment of the Nordea Q5000 Loan when due with available borrowing capacity under the Revolving Credit Facility.

As a further response to the industry-wide spending reductions, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we may seek to reduce, defer or cancel certain planned capital expenditures. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations over at least the next 12 months.

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of a minimum cash balance, net worth, working capital and debt-to-equity requirements. The Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring any additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness and also provides for our subsidiaries to incur project financing indebtedness (such as the MARAD Debt and the Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. The Credit Agreement also permits Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in the Credit Agreement). As of June 30, 2019 and December 31, 2018, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access the Revolving Credit Facility may be impacted. At June 30, 2019, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $171.3 million, net of $3.7 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms and restrictions of the Credit Agreement, we may borrow and/or obtain letters of credit up to $25 million under the Revolving Credit Facility. See Note 6 for additional information relating to our long-term debt, including more information regarding the Credit Agreement and related covenants and collateral.

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

Operating Cash Flows

Total cash flows from operating activities decreased by $55.1 million for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflecting the timing of cash receipts from our customers during the first half of 2019 as well as higher regulatory certification costs for our vessels and systems, which included costs related to planned dry docks for three of our vessels.

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

	Six Months Ended June 30,
	2019	2018
Capital expenditures:
Well Intervention	$(26,621)	$(41,756)
Robotics	(139)	(64)
Production Facilities	(109)	(104)
Other	(589)	(45)
STL acquisition, net	(4,081)	—
Proceeds from sale of assets	2,525	—
Net cash used in investing activities	$(29,014)	$(41,969)

Our capital expenditures have primarily included payments associated with the construction and completion of the Q7000 (see below).

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel, which at our option can be deferred until December 31, 2019. We are also contractually committed to reimburse the shipyard for its costs in connection with the deferment of the Q7000’s delivery beyond 2017. At June 30, 2019, our total investment in the Q7000 was $427.4 million, including $276.8 million of installment payments to the shipyard. Currently equipment is being installed for the completion of the vessel. We plan to incur approximately $80 million related to the Q7000 over the remainder of 2019, including the final shipyard payment of $69.2 million.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $22.5 million for the six-month period ended June 30, 2019 primarily reflect the repayment of $54.9 million of our indebtedness and $35 million in proceeds from the Term Loan (Note 6). Net cash outflows from financing activities of $23.0 million for the six-month period ended June 30, 2018 primarily reflect the repayment of $143.4 million of our indebtedness using cash and the net proceeds from the issuance in March 2018 of $125 million of the 2023 Notes (Note 6).

Free Cash Flow

Free cash flow decreased by $38.1 million for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily attributable to the decrease in operating cash flows, slightly offset by reduced capital expenditures in the first half of 2019.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems will approximate $145 million for 2019. We believe that cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will provide the capital necessary to continue funding our 2019 capital obligations and to meet our debt obligations due in 2019. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of June 30, 2019 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$35,000	$3,500	$31,500	$—	$—
Nordea Q5000 Loan	107,143	107,143	—	—	—
MARAD Debt	67,081	7,027	15,124	16,672	28,258
2022 Notes (2)	125,000	—	125,000	—	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	60,955	20,079	29,257	9,707	1,912
Property and equipment (5)	86,074	85,768	306	—	—
Operating leases (6)	452,755	118,039	198,346	128,283	8,087
Total cash obligations	$1,059,008	$341,556	$399,533	$279,662	$38,257

(1)
Excludes unsecured letters of credit outstanding at June 30, 2019 totaling $3.7 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At June 30, 2019, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At June 30, 2019, the conversion trigger was not met. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2019 for variable rate debt.

(5)	Primarily reflects costs associated with the Q7000, which is currently under completion (Note 14).

(6)
Operating leases include vessel charters and facility and equipment leases. At June 30, 2019, our commitment related to long-term vessel charters totaled approximately $410.8 million, of which $173.9 million is related to the non-lease (services) components that are not included in operating lease liabilities on our balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements and related footnotes in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

For information regarding our critical accounting policies and estimates, please read our “Critical Accounting Policies and Estimates” as disclosed in our 2018 Form 10-K.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in two areas: interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of June 30, 2019, $142.1 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on a portion of the Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. As of June 30, 2019, the interest rate on $80.3 million of the Nordea Q5000 Loan was hedged. Debt subject to variable rates after considering hedging activities was $26.8 million. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.3 million in interest expense for the six-month period ended June 30, 2019.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity, or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six-month period ended June 30, 2019, we recognized losses of $0.1 million related to foreign currency transactions in “Other expense, net” in our condensed consolidated statement of operations.

Our cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. Fluctuations in exchange rates are likely to impact our results of operations and cash flows. As a result, we entered into various foreign currency exchange contracts to stabilize expected cash outflows related to certain vessel charters denominated in Norwegian kroner. In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. A portion of these foreign currency exchange contracts currently qualifies for cash flow hedge accounting treatment.
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
April 1 to April 30, 2019	—	$—	—	4,668,594
May 1 to May 31, 2019	64,262	7.82	—	4,668,594
June 1 to June 30, 2019	—	—	—	4,668,594
	64,262	$7.82	—

(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, the issuance of shares to members of our Board and to certain employees, including shares issued under the ESPP to participating employees (Note 11), increases the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 9 to our 2018 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2019, by and among Helix Energy Solutions Group, Inc., as borrower, the guarantors listed therein, and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on June 28, 2019 (001-32936)
10.1	Equity Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Alisa Johnson dated May 1, 2019.	Filed herewith
10.2	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Filed herewith
10.3	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex A to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.4	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document.	Filed herewith
101.CAL	XBRL Calculation Linkbase Document.	Filed herewith
101.PRE	XBRL Presentation Linkbase Document.	Filed herewith
101.DEF	XBRL Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Label Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	July 26, 2019	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2019	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)