Form 10-Q
period 2019-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2019-10-23
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 18, 2019, 148,809,467 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,340	$279,459
Accounts receivable:
Trade, net of allowance for uncollectible accounts of $0	91,707	67,932
Unbilled and other	72,548	51,943
Other current assets	61,751	51,594
Total current assets	512,346	450,928
Property and equipment	2,819,932	2,785,778
Less accumulated depreciation	(1,022,138)	(959,033)
Property and equipment, net	1,797,794	1,826,745
Operating lease right-of-use assets	213,048	—
Other assets, net	90,323	70,057
Total assets	$2,613,511	$2,347,730

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,122	$54,813
Accrued liabilities	71,982	85,594
Income tax payable	—	3,829
Current maturities of long-term debt	108,468	47,252
Current operating lease liabilities	52,840	—
Total current liabilities	312,412	191,488
Long-term debt	304,932	393,063
Operating lease liabilities	164,761	—
Deferred tax liabilities	110,118	105,862
Other non-current liabilities	39,008	39,538
Total liabilities	931,231	729,951
Redeemable noncontrolling interests	3,257	—
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 148,802 and 148,203 shares issued, respectively	1,316,805	1,308,709
Retained earnings	437,418	383,034
Accumulated other comprehensive loss	(75,200)	(73,964)
Total shareholders’ equity	1,679,023	1,617,779
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,613,511	$2,347,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$212,609	$212,575	$581,160	$581,462
Cost of sales	157,535	160,582	469,898	473,589
Gross profit	55,074	51,993	111,262	107,873
Gain on disposition of assets, net	—	146	—	146
Selling, general and administrative expenses	(16,076)	(20,762)	(48,923)	(52,986)
Income from operations	38,998	31,377	62,339	55,033
Equity in losses of investment	(13)	(107)	(82)	(378)
Net interest expense	(1,901)	(3,249)	(6,204)	(10,744)
Loss on extinguishment of long-term debt	—	(2)	(18)	(1,183)
Other expense, net	(2,285)	(709)	(2,430)	(3,225)
Royalty income and other	362	652	2,897	4,068
Income before income taxes	35,161	27,962	56,502	43,571
Income tax provision	3,539	841	6,739	1,226
Net income	31,622	27,121	49,763	42,345
Net loss attributable to redeemable noncontrolling interests	(73)	—	(104)	—
Net income attributable to common shareholders	$31,695	$27,121	$49,867	$42,345

Earnings per share of common stock:
Basic	$0.21	$0.18	$0.33	$0.29
Diluted	$0.21	$0.18	$0.33	$0.29

Weighted average common shares outstanding:
Basic	147,575	146,700	147,506	146,679
Diluted	148,354	146,964	148,086	146,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$31,622	$27,121	$49,763	$42,345
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on hedges arising during the period	(274)	(88)	(701)	839
Reclassifications to net income	1,046	1,799	4,867	5,233
Income taxes on hedges	(156)	(357)	(838)	(1,298)
Net change in hedges, net of tax	616	1,354	3,328	4,774
Unrealized loss on note receivable arising during the period	—	—	—	(629)
Income taxes on note receivable	—	—	—	132
Unrealized loss on note receivable, net of tax	—	—	—	(497)
Foreign currency translation loss	(4,301)	(1,421)	(4,564)	(4,277)
Other comprehensive loss, net of tax	(3,685)	(67)	(1,236)	—
Comprehensive income	27,937	27,054	48,527	42,345
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	(73)	—	(104)	—
Foreign currency translation loss	(78)	—	(78)	—
Comprehensive loss attributable to redeemable noncontrolling interests	(151)	—	(182)	—
Comprehensive income attributable to common shareholders	$28,088	$27,054	$48,709	$42,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383
Net income (loss)	—	—	31,695	—	31,695	(73)
Foreign currency translation adjustments	—	—	—	(4,301)	(4,301)	(78)
Unrealized gain on hedges, net of tax	—	—	—	616	616	—
Accretion of redeemable noncontrolling interests	—	—	(25)	—	(25)	25
Activity in company stock plans, net and other	43	214	—	—	214	—
Share-based compensation	—	2,428	—	—	2,428	—
Balance, September 30, 2019	148,802	$1,316,805	$437,418	$(75,200)	$1,679,023	$3,257

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, June 30, 2018	148,107	$1,303,984	$369,659	$(71,249)	$1,602,394	$—
Net income	—	—	27,121	—	27,121	—
Foreign currency translation adjustments	—	—	—	(1,421)	(1,421)	—
Unrealized gain on hedges, net of tax	—	—	—	1,354	1,354	—
Equity component of debt discount on convertible senior notes	—	(2)	—	—	(2)	—
Activity in company stock plans, net and other	40	213	—	—	213	—
Share-based compensation	—	2,509	—	—	2,509	—
Balance, September 30, 2018	148,147	$1,306,703	$396,781	$(71,316)	$1,632,168	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income (loss)	—	—	49,867	—	49,867	(104)
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	(4,564)	(4,564)	(78)
Unrealized gain on hedges, net of tax	—	—	—	3,328	3,328	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(43)	—	(43)	43
Activity in company stock plans, net and other	599	(765)	—	—	(765)	—
Share-based compensation	—	8,861	—	—	8,861	—
Balance, September 30, 2019	148,802	$1,316,805	$437,418	$(75,200)	$1,679,023	$3,257

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2017	147,740	$1,284,274	$352,906	$(69,787)	$1,567,393	$—
Net income	—	—	42,345	—	42,345	—
Reclassification of stranded tax effect to retained earnings	—	—	1,530	(1,530)	—	—
Foreign currency translation adjustments	—	—	—	(4,277)	(4,277)	—
Unrealized gain on hedges, net of tax	—	—	—	4,774	4,774	—
Unrealized loss on note receivable, net of tax	—	—	—	(497)	(497)	—
Equity component of debt discount on convertible senior notes	—	15,411	—	—	15,411	—
Activity in company stock plans, net and other	407	(438)	—	—	(438)	—
Share-based compensation	—	7,456	—	—	7,456	—
Balance, September 30, 2018	148,147	$1,306,703	$396,781	$(71,316)	$1,632,168	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$49,763	$42,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,420	83,339
Amortization of debt discounts	4,642	4,238
Amortization of debt issuance costs	2,752	2,703
Share-based compensation	8,979	7,569
Deferred income taxes	2,347	(5,716)
Equity in losses of investment	82	378
Gain on disposition of assets, net	—	(146)
Loss on extinguishment of long-term debt	18	1,183
Unrealized gain on derivative contracts, net	(2,351)	(2,289)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(45,399)	(15,769)
Other current assets	12,215	(5,662)
Income tax payable, net of income tax receivable	(3,143)	2,963
Accounts payable and accrued liabilities	(14,765)	6,968
Other, net	(9,683)	28,723
Net cash provided by operating activities	89,877	150,827

Cash flows from investing activities:
Capital expenditures	(45,636)	(55,431)
STL acquisition, net	(4,081)	—
Proceeds from sale of assets	2,550	25
Net cash used in investing activities	(47,167)	(55,406)

Cash flows from financing activities:
Issuance of Convertible Senior Notes due 2023	—	125,000
Repurchase of Convertible Senior Notes due 2032	—	(60,365)
Proceeds from term loan	35,000	—
Repayment of term loan	(34,567)	(62,872)
Repayment of Nordea Q5000 Loan	(26,786)	(26,786)
Repayment of MARAD Debt	(6,858)	(6,532)
Debt issuance costs	(1,544)	(3,867)
Payments related to tax withholding for share-based compensation	(1,345)	(1,058)
Proceeds from issuance of ESPP shares	462	506
Net cash used in financing activities	(35,638)	(35,974)

Effect of exchange rate changes on cash and cash equivalents	(191)	(947)
Net increase in cash and cash equivalents	6,881	58,500
Cash and cash equivalents:
Balance, beginning of year	279,459	266,592
Balance, end of period	$286,340	$325,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation and New Accounting Standards

The accompanying condensed consolidated financial statements include the accounts of Helix Energy Solutions Group, Inc. and its subsidiaries (collectively, Helix). Unless the context indicates otherwise, the terms “we,” “us” and “our” in this report refer collectively to Helix and its subsidiaries. All material intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”) with the exception of the impact of adopting the new lease accounting standard in 2019 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our balance sheet as of December 31, 2018 included herein has been derived from the audited balance sheet as of December 31, 2018 included in our 2018 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

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

New accounting standards issued but not yet effective

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was updated by subsequent amendments. This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance will be effective for us as of January 1, 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, and three robotics support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III. We also utilize spot vessels as needed, including the Ross Candies, which is under a flexible charter agreement.

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

On May 29, 2019, we acquired a 70% controlling interest in Subsea Technologies Group Limited (“STL”), a subsea engineering firm based in Aberdeen, Scotland, for $5.1 million, including $4.1 million in cash and $1.0 million that we loaned to STL in December 2018. The acquisition is expected to strengthen our supply of subsea intervention systems. The holders of the remaining 30% noncontrolling interest have the right to put their shares to us in June 2024. These redeemable noncontrolling interests have been recognized as temporary equity at their estimated fair value of $3.4 million at the acquisition date. We recognized $2.4 million of identifiable intangible assets and $6.9 million of goodwill, which are reflected in “Other assets” in the accompanying condensed consolidated balance sheet (Note 3). Goodwill is related to the synergies expected from the acquisition. The ultimate fair values of acquired assets, liabilities and noncontrolling interests are provisional and pending final assessment of the valuations. STL is included in our Well Intervention segment (Note 12) and its revenue and earnings are immaterial to our consolidated results.
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Contract assets (Note 9)	$580	$5,829
Prepaids	14,876	10,306
Deferred costs (Note 9)	26,424	27,368
Other receivable (Note 13)	13,000	—
Other	6,871	8,091
Total other current assets	$61,751	$51,594

Other assets, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Prepaids	$861	$5,896
Deferred recertification and dry dock costs, net	16,678	8,525
Deferred costs (Note 9)	20,695	38,574
Charter deposit (1)	12,544	12,544
Other receivable (Note 13)	26,702	—
Goodwill (Note 2)	6,637	—
Intangible assets with finite lives, net (Note 2)	3,703	1,402
Other	2,503	3,116
Total other assets, net	$90,323	$70,057

(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Accrued payroll and related benefits	$25,853	$43,079
Investee losses in excess of investment (Note 4)	7,638	5,125
Deferred revenue (Note 9)	10,814	10,103
Asset retirement obligations (Note 13)	11,556	—
Derivative liability (Note 17)	2,723	9,311
Other	13,398	17,976
Total accrued liabilities	$71,982	$85,594

Other non-current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Investee losses in excess of investment (Note 4)	$—	$6,035
Deferred gain on sale of property (1)	—	5,052
Deferred revenue (Note 9)	9,196	15,767
Asset retirement obligations (Note 13)	27,564	—
Derivative liability (Note 17)	—	884
Other	2,248	11,800
Total other non-current liabilities	$39,008	$39,538

(1)
Relates to the sale and lease-back in January 2016 of our office and warehouse property located in Aberdeen, Scotland. The deferred gain had been amortized over a 15-year minimum lease term prior to our adoption of ASC 842 on January 1, 2019. See Note 1 for the effect of ASC 842 on this deferred gain.

Note 4 — Equity Method Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform located in Mississippi Canyon Block 920 in the Gulf of Mexico in a water depth of 8,000 feet. We are committed to providing our pro-rata portion of financial support for Independence Hub to pay its obligations as they become due. The platform decommissioning process is currently underway and is expected to be substantially completed within the next 12 months. We had a liability of $7.6 million at September 30, 2019 and $11.2 million at December 31, 2018 for our share of Independence Hub’s estimated obligations, net of remaining working capital. This liability is reflected in “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets.
Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

Leases with a term greater than one year are recognized on our balance sheet as ROU assets and lease liabilities. We have elected to not recognize on our balance sheet leases with an initial term of one year or less. Lease liabilities and their corresponding ROU assets are recorded at the commencement date based on the present value of lease payments over the expected lease term. We use our incremental borrowing rate, which would be the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment, to calculate the present value of lease payments. ROU assets are adjusted for any initial direct costs paid or incentives received.

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

We recognize operating lease cost on a straight-line basis over the lease term for both (i) leases that are recognized on the balance sheet and (ii) short-term leases. We recognize lease cost related to variable lease payments that are not recognized on the balance sheet in the period in which the obligation is incurred. The following table details the components of our lease cost (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Operating lease cost	$18,002	$54,191
Variable lease cost	3,630	9,927
Short-term lease cost	5,587	14,549
Sublease income	(351)	(1,077)
Net lease cost	$26,868	$77,590

Maturities of our operating lease liabilities as of September 30, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2019	$15,416	$1,717	$17,133
2020	59,942	6,391	66,333
2021	54,481	5,694	60,175
2022	52,105	5,103	57,208
2023	34,580	4,522	39,102
Thereafter	2,470	10,163	12,633
Total lease payments	$218,994	$33,590	$252,584
Less: imputed interest	(28,272)	(6,711)	(34,983)
Total operating lease liabilities	$190,722	$26,879	$217,601

Current operating lease liabilities	$47,914	$4,926	$52,840
Non-current operating lease liabilities	142,808	21,953	164,761
Total operating lease liabilities	$190,722	$26,879	$217,601

The following table presents the weighted average remaining lease term and discount rate:

September 30, 2019

Weighted average remaining lease term	4.2 years
Weighted average discount rate	7.54%

The following table presents other information related to our operating leases (in thousands):

Nine Months Ended
September 30, 2019

Cash paid for operating lease liabilities	$54,538
ROU assets obtained in exchange for new operating lease obligations	921

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for our operating leases as of December 31, 2018 were as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2019	$116,620	$5,881	$122,501
2020	96,800	5,340	102,140
2021	89,216	5,185	94,401
2022	90,371	5,064	95,435
2023	51,266	4,533	55,799
Thereafter	—	10,448	10,448
Total lease payments	$444,273	$36,451	$480,724

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2019 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$3,500	$—	$—	$7,200	$98,214	$108,914
One to two years	3,500	—	—	7,560	—	11,060
Two to three years	27,125	125,000	—	7,937	—	160,062
Three to four years	—	—	125,000	8,333	—	133,333
Four to five years	—	—	—	8,749	—	8,749
Over five years	—	—	—	23,831	—	23,831
Gross debt	34,125	125,000	125,000	63,610	98,214	445,949
Unamortized debt discounts (2)	—	(8,784)	(15,376)	—	—	(24,160)
Unamortized debt issuance costs (3)	(438)	(1,368)	(2,478)	(3,659)	(446)	(8,389)
Total debt	33,687	114,848	107,146	59,951	97,768	413,400
Less: current maturities	(3,500)	—	—	(7,200)	(97,768)	(108,468)
Long-term debt	$30,187	$114,848	$107,146	$52,751	$—	$304,932

(1)	Term Loan pursuant to the Credit Agreement (as defined below) matures in December 2021.

(2)	Our Convertible Senior Notes due 2022 and 2023 will increase to their face amounts through accretion of their debt discounts to interest expense through May 2022 and September 2023, respectively.

(3)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). On June 28, 2019, we amended our existing term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility”) under the Credit Agreement. The Credit Agreement is comprised of a $35 million Term Loan and a Revolving Credit Facility of $175 million. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of September 30, 2019, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $172.6 million, net of $2.4 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 5.29% as of September 30, 2019. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

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

We may designate one or more of our new foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The debt and EBITDA of the Unrestricted Subsidiaries with the exception of Helix Q5000 Holdings, S.à r.l. (“Q5000 Holdings”), a wholly owned subsidiary incorporated in Luxembourg, are not included in the calculations of our financial covenants. Our obligations under the Credit Agreement, and those of our subsidiary guarantors under their guarantee, are secured by (i) most of the assets of the parent company, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Helix Robotics Solutions Limited (formerly known as Canyon Offshore Limited) and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Helix Robotics Solutions Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries.

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

Convertible Senior Notes Due 2022 (“2022 Notes”)

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

The 2022 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2022 Notes at their inception. For the three- and nine-month periods ended September 30, 2019, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $6.2 million, respectively. For the three- and nine-month periods ended September 30, 2018, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.0 million and $6.1 million, respectively. The remaining unamortized debt discount of the 2022 Notes was $8.8 million at September 30, 2019 and $11.0 million at December 31, 2018.

Convertible Senior Notes Due 2023 (“2023 Notes”)

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

The 2023 Notes are accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2023 Notes, we recorded a debt discount of $20.1 million ($15.9 million net of tax) as a result of separating the equity component. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount that represented the equity component of the 2023 Notes at their inception. For the three- and nine-month periods ended September 30, 2019, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $6.3 million, respectively. For the three- and nine-month periods ended September 30, 2018, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $4.3 million, respectively. The remaining unamortized debt discount of the 2023 Notes was $15.4 million at September 30, 2019 and $17.8 million at December 31, 2018.

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

Nordea Credit Agreement

In September 2014, Q5000 Holdings entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) in an amount of up to $250 million. The Nordea Q5000 Loan was funded in the amount of $250 million in April 2015 at the time the Q5000 was delivered to us. The parent company of Q5000 Holdings, Helix Vessel Finance S.à r.l., also a wholly owned Luxembourg subsidiary, guaranteed the Nordea Q5000 Loan. The loan is secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is non-recourse to Helix.

The Nordea Q5000 Loan bears interest at a LIBOR rate plus a margin of 2.5%. The Nordea Q5000 Loan matures on April 30, 2020 and is repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million at maturity. The remaining principal balance and unamortized debt issuance costs related to the Nordea Q5000 Loan are classified as current. Q5000 Holdings may elect to prepay indebtedness outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt. In June 2015, we entered into interest rate swap contracts to fix the one-month LIBOR rate on a portion of our borrowings under the Nordea Q5000 Loan (Note 17). The total notional amount of the swaps (initially $187.5 million) decreases in proportion to the reduction in the principal amount outstanding under the Nordea Q5000 Loan. The fixed LIBOR rates are approximately 150 basis points.

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

Other

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of September 30, 2019, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest expense	$7,694	$8,171	$23,635	$24,511
Interest income	(652)	(994)	(2,085)	(2,263)
Capitalized interest	(5,141)	(3,928)	(15,346)	(11,504)
Net interest expense	$1,901	$3,249	$6,204	$10,744

Note 7 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The effective tax rates for the three- and nine-month periods ended September 30, 2019 were 10.1% and 11.9%, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2018 were 3.0% and 2.8%, respectively. The increases were primarily attributable to improvements in profitability in the U.S. year over year.

Income taxes are provided based on the U.S. statutory rate and the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign provision	(10.1)	(18.5)	(9.7)	(19.1)
Other	(0.8)	0.5	0.6	0.9
Effective rate	10.1%	3.0%	11.9%	2.8%

Note 8 — Shareholders’ Equity

The components of accumulated other comprehensive loss (“accumulated OCI”) are as follows (in thousands):

	September 30, 2019	December 31, 2018

Cumulative foreign currency translation adjustment	$(74,419)	$(69,855)
Net unrealized loss on hedges, net of tax (1)	(781)	(4,109)
Accumulated OCI	$(75,200)	$(73,964)

(1)
Relates to foreign currency hedges for the Grand Canyon II and Grand Canyon III charters as well as interest rate swap contracts for the Nordea Q5000 Loan (Note 17) and is net of deferred income taxes totaling $0.2 million at September 30, 2019 and $1.0 million at December 31, 2018.

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

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended September 30, 2019
Short-term	$53,018	$26,809	$—	$—	$79,827
Long-term (2)	117,188	25,100	13,777	(23,283)	132,782
Total	$170,206	$51,909	$13,777	$(23,283)	$212,609

Three months ended September 30, 2018
Short-term	$39,548	$29,877	$—	$—	$69,425
Long-term (2)	114,893	24,463	15,877	(12,083)	143,150
Total	$154,441	$54,340	$15,877	$(12,083)	$212,575

Nine months ended September 30, 2019
Short-term	$145,611	$80,440	$—	$—	$226,051
Long-term (2)	305,900	55,956	44,651	(51,398)	355,109
Total	$451,511	$136,396	$44,651	$(51,398)	$581,160

Nine months ended September 30, 2018
Short-term	$143,510	$74,050	$—	$—	$217,560
Long-term (2)	302,259	46,519	48,541	(33,417)	363,902
Total	$445,769	$120,569	$48,541	$(33,417)	$581,462

(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

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

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” on the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.6 million at September 30, 2019 and $5.8 million at December 31, 2018. We incurred no impairment losses on our accounts receivable and contract assets for the three- and nine-month periods ended September 30, 2019 and 2018.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” on the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $20.0 million at September 30, 2019 and $25.9 million at December 31, 2018. Revenue recognized for the three- and nine-month periods ended September 30, 2019 included $4.0 million and $7.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2018 included $7.4 million and $10.8 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of September 30, 2019, $833.8 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $114.5 million in 2019, $443.2 million in 2020 and $276.1 million in 2021 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2019.

For the three- and nine-month periods ended September 30, 2019 and 2018, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” on the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $47.1 million at September 30, 2019 and $65.9 million at December 31, 2018. For the three- and nine-month periods ended September 30, 2019, we recorded $7.7 million and $23.6 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. For the three- and nine-month periods ended September 30, 2018, we recorded $8.5 million and $25.6 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. There were no associated impairment losses for any period presented.

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

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$31,695		$27,121
Less: Undistributed earnings allocated to participating securities	(261)		(260)
Accretion of redeemable noncontrolling interests	(25)		—
Net income available to common shareholders, basic	$31,409	147,575	$26,861	146,700

Diluted:
Net income available to common shareholders, basic	$31,409	147,575	$26,861	146,700
Effect of dilutive securities:
Share-based awards other than participating securities	—	779	—	264
Undistributed earnings reallocated to participating securities	1	—	—	—
Net income available to common shareholders, diluted	$31,410	148,354	$26,861	146,964

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$49,867		$42,345
Less: Undistributed earnings allocated to participating securities	(435)		(407)
Accretion of redeemable noncontrolling interests	(43)		—
Net income available to common shareholders, basic	$49,389	147,506	$41,938	146,679

Diluted:
Net income available to common shareholders, basic	$49,389	147,506	$41,938	146,679
Effect of dilutive securities:
Share-based awards other than participating securities	—	580	—	82
Undistributed earnings reallocated to participating securities	2	—	—	—
Net income available to common shareholders, diluted	$49,391	148,086	$41,938	146,761

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2032 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

2022 Notes	8,997	8,997	8,997	8,997
2023 Notes	13,202	13,202	13,202	9,381
2032 Notes (1)	—	—	—	701

(1)	The 2032 Notes were fully redeemed in May 2018.
Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). On May 15, 2019, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan to: (i) authorize 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy, (ii) establish a maximum award limit applicable to independent members of our Board of Directors (our “Board”) under the 2005 Incentive Plan, (iii) require, subject to certain exceptions, that all awards under the 2005 Incentive Plan have a minimum vesting or restriction period of one year and (iv) remove certain requirements with respect to performance-based compensation under Section 162(m) of the Internal Revenue Code that were repealed by the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). As of September 30, 2019, there were 8.5 million shares of our common stock available for issuance under the 2005 Incentive Plan. During the nine-month period ended September 30, 2019, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2019 (1)	688,540	$5.41	33% per year over three years
January 2, 2019 (2)	688,540	7.60	100% on January 2, 2022
January 2, 2019 (3)	11,841	5.41	100% on January 1, 2021
April 1, 2019 (3)	7,625	7.91	100% on January 1, 2021
July 1, 2019 (3)	8,727	8.63	100% on January 1, 2021
August 1, 2019 (4)	7,151	8.76	100% on August 1, 2020

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

(3)	Reflects grants of restricted stock to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

(4)	Reflects a grant of restricted stock made to a new independent member of our Board upon her joining our Board.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three- and nine-month periods ended September 30, 2019, $1.2 million and $4.9 million respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2018, $1.5 million and $4.5 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. PSUs granted prior to 2017 could be settled in either cash or shares of our common stock and were accounted for as liability awards. Beginning in 2017, PSUs granted are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis as an increase to equity. For the three- and nine-month periods ended September 30, 2019, $1.2 million and $3.9 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2018, $6.3 million and $11.5 million, respectively, were recognized as share-based compensation related to PSUs. The liability balance for previously unvested PSUs granted in January 2016 was $11.1 million at December 31, 2018, which we settled in cash when those PSUs vested in January 2019.

Additionally in 2019 and 2018, we granted fixed-value cash awards of $4.6 million and $5.2 million, respectively, to select management employees under the 2005 Incentive Plan. The value of fixed value cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2019, $0.8 million and $2.4 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2018, $0.5 million and $1.3 million, respectively, were recognized as compensation cost.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). On May 15, 2019, our shareholders approved an amendment to and restatement of the ESPP to: (i) increase the shares authorized for issuance by 1.5 million shares and (ii) delegate to an internal administrator the authority to establish the maximum shares purchasable during a purchase period. As of September 30, 2019, 2.0 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 12 to our 2018 Form 10-K.

Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels. Our well intervention equipment includes IRSs and SILs, some of which we provide on a stand-alone basis. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement offshore construction and well intervention services, three robotics support vessels under long-term charter: the Grand Canyon, the Grand Canyon II and the Grand Canyon III, and spot vessels, including the Ross Candies, which is under a flexible charter agreement. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of certain oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 13). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues —
Well Intervention	$170,206	$154,441	$451,511	$445,769
Robotics	51,909	54,340	136,396	120,569
Production Facilities	13,777	15,877	44,651	48,541
Intercompany eliminations	(23,283)	(12,083)	(51,398)	(33,417)
Total	$212,609	$212,575	$581,160	$581,462

Income (loss) from operations —
Well Intervention	$37,689	$34,427	$74,002	$82,774
Robotics	8,876	5,601	7,921	(12,818)
Production Facilities	3,050	6,694	11,907	20,919
Segment operating income	49,615	46,722	93,830	90,875
Corporate, eliminations and other	(10,617)	(15,345)	(31,491)	(35,842)
Total	$38,998	$31,377	$62,339	$55,033

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Well Intervention (1)	$15,318	$4,379	$28,355	$10,546
Robotics	7,965	7,704	23,043	22,871
Total	$23,283	$12,083	$51,398	$33,417

(1)
Amounts in the three- and nine-month periods ended September 30, 2019 included $10.6 million and $15.9 million, respectively, associated with P&A work on the Droshky wells for our Production Facilities segment (Notes 2 and 13). Upon completion of the P&A work Marathon Oil is contractually obligated to remit payment to us.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30, 2019	December 31, 2018

Well Intervention	$2,133,205	$1,916,638
Robotics	183,125	147,602
Production Facilities	159,225	120,845
Corporate and other	137,956	162,645
Total	$2,613,511	$2,347,730

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

The following table describes the changes in our AROs (both current and long-term) (in thousands):

AROs at January 1, 2019	$—
Liability incurred during the period (1)	53,294
Liability settled during the period	(15,944)
Accretion expense	1,770
AROs at September 30, 2019	$39,120

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

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel. We have informed the shipyard of our intent to take delivery of the vessel in November 2019. At September 30, 2019, our total investment in the Q7000 was $446.4 million, including $276.8 million of installment payments to the shipyard. The vessel is currently in the final preparation phase for work expected to commence in early 2020.

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
Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018

Interest paid, net of interest capitalized	$2,404	$6,620
Income taxes paid	7,535	4,699

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $14.0 million at September 30, 2019 and $9.9 million at December 31, 2018.
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

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$108	$—	$108	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	1,089	—	1,089	(c)
Foreign exchange contracts — non-hedging instruments	—	1,634	—	1,634	(c)
Total net liability	$—	$2,615	$—	$2,615

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$1,064	$—	$1,064	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	6,211	—	6,211	(c)
Foreign exchange contracts — non-hedging instruments	—	3,984	—	3,984	(c)
Total net liability	$—	$9,131	$—	$9,131

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (previously scheduled to mature June 2020)	$—	$—	$33,693	$33,314
Term Loan (matures December 2021)	34,125	33,698	—	—
Nordea Q5000 Loan (matures April 2020)	98,214	98,214	125,000	122,500
MARAD Debt (matures February 2027)	63,610	68,972	70,468	74,406
2022 Notes (mature May 2022)	125,000	126,094	125,000	114,298
2023 Notes (mature September 2023)	125,000	146,719	125,000	114,688
Total debt	$445,949	$473,697	$479,161	$459,206

(1)	Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)
The estimated fair value of the 2022 Notes and the 2023 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the term loans, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

(3)	The principal amount and estimated fair value of the 2022 Notes and the 2023 Notes are for the entire instrument inclusive of the conversion feature reported in shareholders’ equity.
Note 17 — Derivative Instruments and Hedging Activities

Our business is exposed to market risks associated with interest rates and foreign currency exchange rates. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we enter into certain derivative contracts, including interest rate swaps and foreign currency exchange contracts. All derivative instruments are reflected in the accompanying condensed consolidated balance sheets at fair value.

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

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$108	Other current assets	$863
Interest rate swaps	Other assets, net	—	Other assets, net	201
		$108		$1,064

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$1,089	Accrued liabilities	$5,857
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	354
		$1,089		$6,211

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$1,634	Accrued liabilities	$3,454
Foreign exchange contracts	Other non-current liabilities	—	Other non-current liabilities	530
		$1,634		$3,984

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands). We estimate that as of September 30, 2019, $0.8 million of net losses in accumulated OCI associated with our derivative instruments is expected to be reclassified into earnings within the next 12 months.

	Unrealized Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Foreign exchange contracts	$(280)	$(164)	$(338)	$(35)
Interest rate swaps	6	76	(363)	874
	$(274)	$(88)	$(701)	$839

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Foreign exchange contracts	Cost of sales	$(1,197)	$(1,957)	$(5,460)	$(5,538)
Interest rate swaps	Net interest expense	151	158	593	305
		$(1,046)	$(1,799)	$(4,867)	$(5,233)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Foreign exchange contracts	Other expense, net	$(371)	$(83)	$(413)	$(26)
		$(371)	$(83)	$(413)	$(26)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our expectations and beliefs concerning future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated herein by reference that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described under Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
EXECUTIVE SUMMARY

Business Strategy

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We believe that focusing on these services should deliver favorable long-term financial returns. From time to time, we may make strategic investments that expand our service capabilities and/or the regions in which we operate, or add capacity to existing services in our key operating regions. We expect our well intervention fleet to expand with the completion and delivery in 2019 of the Q7000, a newbuild semi-submersible vessel. Chartering newer vessels with additional capabilities, such as the three Grand Canyon vessels, should enable our robotics business to better serve the needs of our customers. From a longer-term perspective we also expect to benefit from our fixed fee agreement for the HP I, a dynamically positioned floating production vessel that processes production from the Phoenix field for the field operator, until at least June 1, 2023. With the acquisition of certain oil and gas properties from Marathon Oil in January 2019, we expect improved utilization of our well intervention fleet in the Gulf of Mexico as we perform the P&A of the acquired assets as our schedule permits, subject to regulatory timelines.

In January 2015, Helix, OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V. and Schlumberger Oilfield Holdings Ltd. entered into a Strategic Alliance Agreement and related agreements for the parties to design, develop, manufacture, promote, market and sell on a global basis integrated equipment and services for subsea well intervention. The alliance leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. We and OneSubsea jointly developed a 15,000 working p.s.i. intervention riser system (“15K IRS”), each owning a 50% interest. The 15K IRS was completed and placed into service in January 2018. In October 2016, we and OneSubsea launched the development of our first Riserless Open-water Abandonment Module (“ROAM”), each owning a 50% interest. Final acceptance testing on the ROAM has been completed and the system is currently expected to be available to customers in 2020.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas industry, and in particular, the willingness of oil and gas companies to spend on operational activities and capital projects. The performance of our business is also largely dependent on the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, and several other factors, including:

•	worldwide economic activity and general economic and business conditions, including available access to global capital and capital markets;

•	the global supply and demand for oil and natural gas;

•	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in the Middle East and other oil-producing regions;

•	actions taken by the Organization of Petroleum Exporting Countries;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the exploration and production of onshore shale oil and natural gas;

•	the cost of offshore exploration for and production and transportation of oil and natural gas;

•	the level of excess production capacity;

•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for capital projects and production operations;

•	the sale and expiration dates of offshore leases in the U.S. and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	potential acceleration of the development of alternative fuels;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	weather conditions and natural disasters;

•	environmental and other governmental regulations; and

•	domestic and international tax laws, regulations and policies.

West Texas Intermediate oil prices have been volatile, fluctuating between $50 and $60 per barrel throughout most of the first nine months of 2019. Volatility in oil prices and imbalance in the supply and demand for oil create uncertainty in oil and gas exploration and production activities. For instance, an increase in oil and gas exploration and production activities (shale oil production in particular) is expected when major oil producing countries including the U.S. increase output as a result of rising oil prices. Increased supply without adequate levels of increase in demand, however, may weaken oil prices and industry prospects. The resulting industry environment may discourage oil and gas companies from making longer-term investments in offshore exploration and production as well as other offshore operational activities. Increased competition for limited offshore oil and gas projects has driven down rates that drilling rig contractors are charging for their services, which affects us, as drilling rigs historically have been the asset class used for offshore well intervention work. This rig overhang combined with lower volumes of work continues to affect the utilization and/or rates we can achieve for our assets. Volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further currency volatility into our operations and/or financial results.

Many oil and gas companies are increasingly focusing on optimizing production of their existing subsea wells. We believe that we have a competitive advantage in terms of performing well intervention services efficiently. Furthermore, we believe that as oil and gas companies begin to increase overall spending levels, it likely will be weighted towards production enhancement activities rather than exploration projects. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide P&A services at the end of the life of a field as required by governmental regulations. Thus, we believe that fundamentals for our business remain favorable over the longer term as the need to prolong well life in oil and gas production is a primary driver of demand for our services.

Our current strategy is to be positioned for future market recovery while managing through a sustained period of weak activity. This strategy is based on multiple factors, including: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells. We could see the beginnings of an upturn in the demand for our services in the Gulf of Mexico, which are primarily driven by three factors: (1) long-term rig contracts are not being renewed thus removing some of the rig overhang that was considered by our customers to be a sunk cost; (2) previously deferred work on aging wells is less likely to be further deferred as well performance declines; and (3) North America customer spending shifts from unconventional onshore oil and gas to conventional offshore development and enhancement as returns from onshore investment opportunities diminish.

Business Activity Summary

On January 16, 2019, we renewed the agreements that provide various operators with access to the HFRS for well control purposes through March 31, 2020 on newly agreed-upon rates and terms. These agreements automatically renew on an annual basis absent proper notice of termination.

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

We seek to provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of September 30, 2019, our consolidated backlog that is supported by written agreements or contracts totaled $834 million, of which $115 million is expected to be performed over the remainder of 2019. The substantial majority of our backlog is associated with our Well Intervention business segment. As of September 30, 2019, our well intervention backlog was $627 million, including $92 million expected to be performed over the remainder of 2019. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 86% of our total backlog as of September 30, 2019. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$31,622	$27,121	$49,763	$42,345
Adjustments:
Income tax provision	3,539	841	6,739	1,226
Net interest expense	1,901	3,249	6,204	10,744
Loss on extinguishment of long-term debt	—	2	18	1,183
Other expense, net	2,285	709	2,430	3,225
Depreciation and amortization	27,908	27,680	84,420	83,339
EBITDA	67,255	59,602	149,574	142,062
Adjustments:
Gain on disposition of assets, net	—	(146)	—	(146)
Realized losses from foreign exchange contracts not designated as hedging instruments	(982)	(820)	(2,763)	(2,316)
Other than temporary loss on note receivable	—	—	—	(1,129)
Adjusted EBITDA	$66,273	$58,636	$146,811	$138,471

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities	$89,877	$150,827
Less: Capital expenditures, net of proceeds from sale of assets	(43,086)	(55,406)
Free cash flow	$46,791	$95,421

Comparison of Three Months Ended September 30, 2019 and 2018

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018	Amount	Percent
Net revenues —
Well Intervention	$170,206	$154,441	$15,765	10%
Robotics	51,909	54,340	(2,431)	(4)%
Production Facilities	13,777	15,877	(2,100)	(13)%
Intercompany eliminations	(23,283)	(12,083)	(11,200)
	$212,609	$212,575	$34	—%

Gross profit (loss) —
Well Intervention	$41,014	$37,833	$3,181	8%
Robotics	10,998	8,089	2,909	36%
Production Facilities	3,481	6,831	(3,350)	(49)%
Corporate, eliminations and other	(419)	(760)	341
	$55,074	$51,993	$3,081	6%

Gross margin —
Well Intervention	24%	24%
Robotics	21%	15%
Production Facilities	25%	43%
Total company	26%	24%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/97%	6/91%
Robotics assets (3)	51/44%	54/42%
Chartered robotics vessels	4/96%	4/98%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended September 30, 2019 and 2018 included 28 and 113 spot vessel days, respectively, at near full utilization.

(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018

Well Intervention	$15,318	$4,379	$10,939
Robotics	7,965	7,704	261
	$23,283	$12,083	$11,200

Net Revenues.  Our total net revenues for the three-month period ended September 30, 2019 were consistent with those for the same period in 2018 reflecting a mix of higher revenues from our Well Intervention business segment, lower revenues from our Robotics and Production Facilities business segments, and higher intercompany eliminations.

Our Well Intervention revenues increased by 10% for the three-month period ended September 30, 2019 as compared to the same period in 2018 reflecting increases in revenues in the Gulf of Mexico and Brazil, partially offset by lower revenues in the North Sea. In the Gulf of Mexico, the Q4000 generated higher revenues due to higher utilization and a higher number of integrated service projects. IRS rental revenues were also higher in the third quarter of 2019. Revenue increases from the Q4000 and IRS rental were partially offset by lower revenues from the Q5000 due to lower utilization. Our Well Intervention revenues in the Gulf of Mexico during the third quarter of 2019 also included $10.6 million associated with P&A work on the Droshky wells for our Production Facilities segment, for which Marathon Oil remitted payment to us in September 2019. The increase in revenues in Brazil was primarily a result of the Siem Helix 2 achieving 99% utilization during the third quarter of 2019 as compared to 90% during the same period in 2018. The decrease in revenues in the North Sea was primarily attributable to lower rates and a weaker British pound as compared to the third quarter of 2018.

Robotics revenues decreased by 4% for the three-month period ended September 30, 2019 as compared to the same period in 2018. The decrease primarily reflected lower trenching activity and spot vessel utilization, offset in part by higher rates on our Grand Canyon II chartered vessel and higher ROV utilization in the three-month period ended September 30, 2019 as compared to the same period in 2018.

Our Production Facilities revenues decreased by 13% for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting lower revenues from the HFRS during the third quarter of 2019, offset in part by production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

The increase in intercompany eliminations was primarily the result of $10.6 million in revenue that our Well Intervention business segment earned associated with its completion of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our total gross profit increased by 6% for the three-month period ended September 30, 2019 as compared to the same period in 2018 reflecting higher gross profit generated by our Well Intervention and Robotics business segments, offset in part by lower gross profit in our Production Facilities business segment.

The gross profit related to our Well Intervention segment increased by 8% for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily as a result of higher revenues in the Gulf of Mexico and Brazil, partially offset by lower revenues in the North Sea.

The gross profit related to our Robotics segment increased by 36% for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting higher revenues generated by our Grand Canyon II chartered vessel and lower costs due to the expiration in July 2019 of foreign currency exchange contracts to hedge the vessel’s charter payments (Note 17), offset in part by lower spot vessel activity.

The gross profit related to our Production Facilities segment decreased by 49% for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $4.7 million for the three-month period ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily attributable to compensation costs in the third quarter of 2018 that were related to liability PSU awards, which settled in January 2019 (Note 11).

Net Interest Expense.  Our net interest expense decreased by $1.3 million for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting higher capitalized interest. Interest on debt used to finance capital projects is capitalized and thus reduces overall interest expense. Capitalized interest totaled $5.1 million for the three-month period ended September 30, 2019 as compared to $3.9 million for the same period in 2018 as a result of the construction and completion of the Q7000.

Other Expense, Net.  Net other expense increased by $1.6 million for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting a $1.3 million increase in foreign currency transaction losses.

Income Tax Provision.  Income tax provision was $3.5 million for the three-month period ended September 30, 2019 as compared to $0.8 million for the same period in 2018. The effective tax rate was 10.1% for the three-month period ended September 30, 2019 as compared to 3.0% for the same period in 2018. The increase was primarily attributable to improvements in profitability in the U.S. year over year (Note 7).
Comparison of Nine Months Ended September 30, 2019 and 2018

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	Amount	Percent
Net revenues —
Well Intervention	$451,511	$445,769	$5,742	1%
Robotics	136,396	120,569	15,827	13%
Production Facilities	44,651	48,541	(3,890)	(8)%
Intercompany eliminations	(51,398)	(33,417)	(17,981)
	$581,160	$581,462	$(302)	—%

Gross profit (loss) —
Well Intervention	$84,761	$93,554	$(8,793)	(9)%
Robotics	14,546	(5,294)	19,840	375%
Production Facilities	13,152	21,282	(8,130)	(38)%
Corporate, eliminations and other	(1,197)	(1,669)	472
	$111,262	$107,873	$3,389	3%

Gross margin —
Well Intervention	19%	21%
Robotics	11%	(4)%
Production Facilities	29%	44%
Total company	19%	19%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	6/88%	6/84%
Robotics assets (3)	51/42%	54/37%
Chartered robotics vessels	4/92%	4/76%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the nine-month periods ended September 30, 2019 and 2018 included 137 and 208 spot vessel days, respectively, at near full utilization.

(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018

Well Intervention	$28,355	$10,546	$17,809
Robotics	23,043	22,871	172
	$51,398	$33,417	$17,981

Net Revenues.  Our total net revenues for the nine-month period ended September 30, 2019 were consistent with those for the same period in 2018 reflecting a mix of higher revenues from our Well Intervention and Robotics business segments, lower revenues from our Production Facilities business segment, and higher intercompany eliminations.

Our Well Intervention revenues increased by 1% for the nine-month period ended September 30, 2019 as compared to the same period in 2018, primarily reflecting higher revenues in the Gulf of Mexico and Brazil, partially offset by lower revenues in the North Sea. The increase in revenues in the Gulf of Mexico was primarily attributable to higher utilization of the Q4000 during the first nine months of 2019 as compared to the same period in 2018. This revenue increase was offset by a reduction in IRS rental revenues during the comparative year-over-year periods. Our Well Intervention revenues in the Gulf of Mexico during the first nine months of 2019 also included $15.9 million associated with P&A work on the Droshky wells for our Production Facilities segment, for which Marathon Oil remitted payment to us in September 2019. The increase in revenues in Brazil was primarily a result of both the Siem Helix 1 and the Siem Helix 2 improving their utilization during the first nine months of 2019. The decrease in revenues in the North Sea primarily reflected a weaker British pound and lower rates as compared to the same period in 2018.

Robotics revenues increased by 13% for the nine-month period ended September 30, 2019 as compared to the same period in 2018. The increase primarily reflected higher trenching activities that contributed to increased utilization of our chartered vessels (from 76% during the first nine months of 2018 to 92% during the same period in 2019). Our robotics assets also achieved higher utilization in the first nine months of 2019 as compared to the same period in 2018.

Our Production Facilities revenues decreased by 8% for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting lower revenues from the HFRS during the nine-month period ended September 30, 2019, offset in part by production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

The increase in intercompany eliminations was primarily the result of $15.9 million in revenue that our Well Intervention business segment earned associated with its completion of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our total gross profit increased by 3% for the nine-month period ended September 30, 2019 as compared to the same period in 2018 reflecting improvements in our Robotics business segment, offset in part by lower gross profit in our Well Intervention and Production Facilities business segments.

The gross profit related to our Well Intervention business segment decreased by 9% for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting lower IRS rental unit utilization in the Gulf of Mexico as well as reduced operating results in the North Sea, offset in part by improved operating results in Brazil.

Our Robotics segment achieved a gross profit of $14.5 million for the nine-month period ended September 30, 2019 as compared to a gross loss of $5.3 million for the same period in 2018 primarily reflecting higher trenching revenues, with increased utilization for our chartered vessels and our robotics assets, and a reduction in vessel charter costs.

The gross profit related to our Production Facilities segment decreased by 38% for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting revenue decreases for the HFRS.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased by $4.1 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily attributable to compensation costs in the first nine months of 2018 that were related to liability PSU awards, which settled in January 2019 (Note 11).

Net Interest Expense.  Our net interest expense decreased by $4.5 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting higher capitalized interest and a decrease in interest expense due to a reduction in our overall debt levels. Capitalized interest totaled $15.3 million for the nine-month period ended September 30, 2019 as compared to $11.5 million for the same period in 2018 as a result of the construction and completion of the Q7000.

Loss on Extinguishment of Long-Term Debt.  The $1.2 million loss for the nine-month period ended September 30, 2018 was attributable to the write-off of the unamortized debt issuance costs related to the prepayment of $61 million of the then-existing term loan in March 2018 and costs associated with our repurchase of $59.3 million in aggregate principal amount of the 2032 Notes (Note 6).

Other Expense, Net.  Net other expense decreased by $0.8 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting a $1.1 million other than temporary loss on a note receivable during the nine-month period ended September 30, 2018.

Income Tax Provision.  Income tax provision was $6.7 million for the nine-month period ended September 30, 2019 as compared to $1.2 million for the same period in 2018. The effective tax rate was 11.9% for the nine-month period ended September 30, 2019 as compared to 2.8% for the same period in 2018. The increase was primarily attributable to improvements in profitability in the U.S. year over year (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2019	December 31, 2018

Net working capital	$199,934	$259,440
Long-term debt (1)	304,932	393,063
Liquidity (2)	458,971	426,813

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discounts and debt issuance costs. See Note 6 for information relating to our long-term debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under the Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at September 30, 2019 included cash and cash equivalents of $286.3 million and $172.6 million of available borrowing capacity under the Revolving Credit Facility (Note 6). Our liquidity at December 31, 2018 included cash and cash equivalents of $279.5 million and $147.4 million of available borrowing capacity under our then-existing revolving credit facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discounts and debt issuance costs, is as follows (in thousands):

	September 30, 2019	December 31, 2018

Term Loan (previously scheduled to mature June 2020)	$—	$33,321
Term Loan (matures December 2021)	33,687	—
Nordea Q5000 Loan (matures April 2020)	97,768	123,980
MARAD Debt (matures February 2027)	59,951	66,443
2022 Notes (mature May 2022) (1)	114,848	112,192
2023 Notes (mature September 2023) (1)	107,146	104,379
Total debt	$413,400	$440,315

(1)	The 2022 Notes and the 2023 Notes will increase to their face amounts through accretion of their debt discounts through May 1, 2022 and September 15, 2023, respectively.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$89,877	$150,827
Investing activities	(47,167)	(55,406)
Financing activities	(35,638)	(35,974)

Our current requirements for cash primarily reflect the need to fund capital spending for our current lines of business and to service our debt. Historically, we have funded our capital program with cash flows from operations, borrowings under credit facilities, and project financing, along with other debt and equity alternatives. As of September 30, 2019, the remaining principal balance of the Nordea Q5000 Loan was classified to current as its maturity date is April 30, 2020. Although we currently have no plans to do so, we have the ability to fund the repayment of the Nordea Q5000 Loan when due with available borrowing capacity under the Revolving Credit Facility.

As a further response to industry-wide spending reductions, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we may seek to reduce, defer or cancel certain planned capital expenditures. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations over at least the next 12 months.

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio and various leverage ratios, as well as the maintenance of a minimum cash balance, net worth, working capital and debt-to-equity requirements. The Credit Agreement also contains provisions that limit our ability to incur certain types of additional indebtedness. These provisions effectively prohibit us from incurring additional secured indebtedness or indebtedness guaranteed by us. The Credit Agreement does permit us to incur certain unsecured indebtedness and also provides for our subsidiaries to incur project financing indebtedness (such as the MARAD Debt and the Nordea Q5000 Loan) secured by the underlying asset, provided that such indebtedness is not guaranteed by us. The Credit Agreement also permits Unrestricted Subsidiaries to incur indebtedness provided that it is not guaranteed by us or any of our Restricted Subsidiaries (as defined in the Credit Agreement). As of September 30, 2019 and December 31, 2018, we were in compliance with all of the covenants in our long-term debt agreements.

A prolonged period of weak industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access the Revolving Credit Facility may be impacted. At September 30, 2019, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $172.6 million, net of $2.4 million of letters of credit issued under that facility. We currently have no plans or forecasted requirements to borrow under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Subject to the terms of the Credit Agreement, we may borrow and/or obtain letters of credit of up to $25 million under the Revolving Credit Facility. See Note 6 for additional information relating to our long-term debt, including more information regarding the Credit Agreement and related covenants and collateral.

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

Operating Cash Flows

Total cash flows from operating activities decreased by $61.0 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflecting the timing of cash receipts from our customers and other increases in net working capital during the first nine months of 2019 as well as higher regulatory certification costs for our vessels and systems, which included costs related to planned dry docks for three of our vessels.

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

	Nine Months Ended September 30,
	2019	2018
Capital expenditures:
Well Intervention	$(44,323)	$(54,845)
Robotics	(388)	(89)
Production Facilities	(123)	(113)
Other	(802)	(384)
STL acquisition, net	(4,081)	—
Proceeds from sale of assets	2,550	25
Net cash used in investing activities	$(47,167)	$(55,406)

Our capital expenditures above primarily included payments associated with the construction and completion of the Q7000 (see below).

In September 2013, we entered into a contract for the construction of a newbuild semi-submersible well intervention vessel, the Q7000, to be built to North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% is due upon the delivery of the vessel. We have informed the shipyard of our intent to take delivery of the vessel in November 2019. At September 30, 2019, our total investment in the Q7000 was $446.4 million, including $276.8 million of installment payments to the shipyard. We plan to incur approximately $80 million related to the Q7000 over the remainder of 2019, including the final shipyard payment of $69.2 million. The vessel is currently in the final preparation phase for work expected to commence in early 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $35.6 million for the nine-month period ended September 30, 2019 primarily reflected the repayment of $68.2 million of our indebtedness and $35.0 million in proceeds from the Term Loan (Note 6). Net cash outflows from financing activities of $36.0 million for the nine-month period ended September 30, 2018 primarily reflected the repayment of $156.6 million of our indebtedness using cash and the net proceeds from the issuance in March 2018 of $125 million of the 2023 Notes (Note 6).

Free Cash Flow

Free cash flow decreased by $48.6 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily attributable to the decrease in operating cash flows, slightly offset by reduced capital expenditures in the first nine months of 2019.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems, will approximate $150 million for 2019. We believe that cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will provide the capital necessary to continue funding our 2019 capital obligations and to meet our debt obligations due in 2019. Our estimate of future capital expenditures may change based on various factors. We may seek to reduce the level of our planned capital expenditures given a prolonged industry downturn.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2019 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$34,125	$3,500	$30,625	$—	$—
Nordea Q5000 Loan	98,214	98,214	—	—	—
MARAD Debt	63,610	7,200	15,497	17,082	23,831
2022 Notes (2)	125,000	—	125,000	—	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	55,365	18,620	26,941	8,207	1,597
Property and equipment (5)	80,261	80,261	—	—	—
Operating leases (6)	405,123	110,197	193,669	94,408	6,849
Total cash obligations	$986,698	$317,992	$391,732	$244,697	$32,277

(1)
Excludes unsecured letters of credit outstanding at September 30, 2019 totaling $2.4 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At September 30, 2019, the conversion trigger was not met. See Note 6 for additional information.

(3)
Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At September 30, 2019, the conversion trigger was not met. See Note 6 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2019 for variable rate debt.

(5)	Primarily reflects costs associated with the Q7000, which is currently under completion (Note 14).

(6)
Operating leases include vessel charters and facility and equipment leases. At September 30, 2019, our commitment related to long-term vessel charters totaled approximately $366.2 million, of which $147.2 million is related to the non-lease (services) components that are not included in operating lease liabilities on our balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of September 30, 2019, $132.3 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on a portion of the Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. As of September 30, 2019, the interest rate on $73.6 million of the Nordea Q5000 Loan was hedged. Debt subject to variable rates after considering hedging activities was $58.7 million. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.5 million in interest expense for the nine-month period ended September 30, 2019.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity, or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we generally pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine-month period ended September 30, 2019, we recognized losses of $2.0 million related to foreign currency transactions in “Other expense, net” in our condensed consolidated statement of operations.

In February 2013, we entered into various foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. A portion of these foreign currency exchange contracts currently qualifies for cash flow hedge accounting treatment.
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
July 1 to July 31, 2019	—	$—	—	4,707,227
August 1 to August 31, 2019	2,255	7.34	—	4,714,378
September 1 to September 30, 2019	—	—	—	4,743,694
	2,255	$7.34	—

(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.

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

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 23, 2019	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 23, 2019	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)