Form 10-Q
period 2020-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2020-04-24
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 17, 2020, 150,005,466 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,351	$208,431
Restricted cash	52,374	54,130
Accounts receivable, net of allowance for credit losses of $1,371 and $0, respectively	147,120	125,457
Other current assets	71,755	50,450
Total current assets	430,600	438,468
Property and equipment	2,880,657	2,922,274
Less accumulated depreciation	(1,070,733)	(1,049,637)
Property and equipment, net	1,809,924	1,872,637
Operating lease right-of-use assets	187,553	201,118
Other assets, net	86,074	84,508
Total assets	$2,514,151	$2,596,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,425	$69,055
Accrued liabilities	45,227	62,389
Current maturities of long-term debt	90,837	99,731
Current operating lease liabilities	53,063	53,785
Total current liabilities	279,552	284,960
Long-term debt	303,584	306,122
Operating lease liabilities	137,411	151,827
Deferred tax liabilities	104,930	112,132
Other non-current liabilities	36,286	38,644
Total liabilities	861,763	893,685
Redeemable noncontrolling interests	3,323	3,455
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 149,962 and 148,888 shares issued, respectively	1,316,401	1,318,961
Retained earnings	430,726	445,370
Accumulated other comprehensive loss	(98,062)	(64,740)
Total shareholders’ equity	1,649,065	1,699,591
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,514,151	$2,596,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Net revenues	$181,021	$166,823
Cost of sales	179,011	150,569
Gross profit	2,010	16,254
Goodwill impairment	(6,689)	—
Selling, general and administrative expenses	(16,348)	(15,985)
Income (loss) from operations	(21,027)	269
Equity in losses of investment	(20)	(40)
Net interest expense	(5,746)	(2,098)
Other income (expense), net	(10,427)	1,166
Royalty income and other	2,199	2,345
Income (loss) before income taxes	(35,021)	1,642
Income tax provision (benefit)	(21,093)	324
Net income (loss)	(13,928)	1,318
Net loss attributable to redeemable noncontrolling interests	(1,990)	—
Net income (loss) attributable to common shareholders	$(11,938)	$1,318

Earnings (loss) per share of common stock:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic	148,863	147,421
Diluted	148,863	147,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(13,928)	$1,318
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges arising during the period	(96)	(149)
Reclassifications to net (income) loss	427	1,846
Income taxes on hedges	(66)	(342)
Net change in hedges, net of tax	265	1,355
Foreign currency translation gain (loss)	(33,587)	2,802
Other comprehensive income (loss), net of tax	(33,322)	4,157
Comprehensive income (loss)	(47,250)	5,475
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	(1,990)	—
Foreign currency translation loss	(228)	—
Comprehensive loss attributable to redeemable noncontrolling interests	(2,218)	—
Comprehensive income (loss) attributable to common shareholders	$(45,032)	$5,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net loss	—	—	(11,938)	—	(11,938)	(1,990)
Expected credit losses recognized in retained earnings upon adoption of ASU 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	(33,587)	(33,587)	(228)
Unrealized gain on hedges, net of tax	—	—	—	265	265	—
Accretion of redeemable noncontrolling interests	—	—	(2,086)	—	(2,086)	2,086
Activity in company stock plans, net and other	1,074	(4,730)	—	—	(4,730)	—
Share-based compensation	—	2,170	—	—	2,170	—
Balance, March 31, 2020	149,962	$1,316,401	$430,726	$(98,062)	$1,649,065	$3,323

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income	—	—	1,318	—	1,318	—
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	2,802	2,802	—
Unrealized gain on hedges, net of tax	—	—	—	1,355	1,355	—
Activity in company stock plans, net and other	582	(659)	—	—	(659)	—
Share-based compensation	—	2,688	—	—	2,688	—
Balance, March 31, 2019	148,785	$1,310,738	$388,912	$(69,807)	$1,629,843	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(13,928)	$1,318
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,598	28,509
Goodwill impairment	6,689	—
Amortization of debt discounts	1,633	1,513
Amortization of debt issuance costs	833	902
Share-based compensation	2,259	2,719
Deferred income taxes	(6,517)	(10)
Equity in losses of investment	20	40
Unrealized gain on derivative contracts, net	(601)	(829)
Unrealized foreign currency (gain) loss	9,237	(1,128)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,375)	(22,584)
Income tax receivable	(17,033)	(2,370)
Other current assets	(5,475)	(13,129)
Accounts payable and accrued liabilities	15,543	(15,899)
Other, net	(16,105)	(13,298)
Net cash used in operating activities	(17,222)	(34,246)

Cash flows from investing activities:
Capital expenditures	(12,389)	(11,655)
Proceeds from sale of assets	—	25
Other	—	(326)
Net cash used in investing activities	(12,389)	(11,956)

Cash flows from financing activities:
Repayment of term loans	(875)	(936)
Repayment of Nordea Q5000 Loan	(8,929)	(8,929)
Repayment of MARAD Debt	(3,556)	(3,387)
Debt issuance costs	(212)	(113)
Payments related to tax withholding for share-based compensation	(5,150)	(826)
Proceeds from issuance of ESPP shares	331	136
Net cash used in financing activities	(18,391)	(14,055)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,834)	821
Net decrease in cash and cash equivalents and restricted cash	(50,836)	(59,436)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	262,561	279,459
Balance, end of period	$211,725	$220,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation and New Accounting Standards

The accompanying condensed consolidated financial statements include the accounts of Helix Energy Solutions Group, Inc. and its subsidiaries (collectively, “Helix”). Unless the context indicates otherwise, the terms “we,” “us” and “our” in this report refer collectively to Helix and its subsidiaries. All material intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2019 Annual Report on Form 10-K (our “2019 Form 10-K”) with the exception of the impact of adopting the new credit loss accounting standard in 2020 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our balance sheet as of December 31, 2019 included herein has been derived from the audited balance sheet as of December 31, 2019 included in our 2019 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations. The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, who have begun to cut their capital and operating budgets. Our financial statements for the three-month period ended March 31, 2020 reflect the impact of these events and current market conditions, which include namely the recognition of goodwill impairment losses (Note 6) and tax benefits resulting from the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (Note 8). The continued spread of COVID-19 or deterioration in oil prices could result in further adverse impact on our results of operations, cash flows and financial position, including further asset impairments.

New accounting standards adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was updated by subsequent amendments. This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance became effective for us as of January 1, 2020 and resulted in the recognition of $0.6 million (net of deferred taxes of $0.2 million) of allowances for expected credit losses related to our accounts receivable through a cumulative effect offset to retained earnings. The new credit loss standard is expected to accelerate recognition of credit losses on our accounts receivable. See Note 17 for additional information regarding allowance for credit losses on our accounts receivable.

New accounting standards issued but not yet effective

We do not expect any other new accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.
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

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed, including the Ross Candies, which is under a flexible charter agreement.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), our ownership interest in Independence Hub, LLC (“Independence Hub”) (Note 4), and our ownership of oil and gas properties acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. All of our current production facilities activities are located in the Gulf of Mexico.

On May 29, 2019, we acquired a 70% controlling interest in Subsea Technologies Group Limited (“STL”), a subsea engineering firm based in Aberdeen, Scotland, for $5.1 million. The holders of the remaining 30% noncontrolling interest have the right to put their shares to us in June 2024. These redeemable noncontrolling interests were recognized as temporary equity at their estimated fair value of $3.4 million at the acquisition date. In March 2020, we recorded an impairment loss to write off the goodwill associated with the STL acquisition (Note 6). STL is included in our Well Intervention segment (Note 13) and its revenue and earnings are immaterial to our consolidated results.
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Contract assets (Note 10)	$5,882	$740
Prepaids	13,039	12,635
Deferred costs (Note 10)	28,481	28,340
Income tax receivable	16,982	1,261
Other	7,371	7,474
Total other current assets	$71,755	$50,450

Other assets, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Prepaids	$694	$777
Deferred recertification and dry dock costs, net	30,545	16,065
Deferred costs (Note 10)	8,594	14,531
Charter deposit (1)	12,544	12,544
Other receivable (2)	27,914	27,264
Goodwill (Note 6)	—	7,157
Intangible assets with finite lives, net	3,680	3,847
Other	2,103	2,323
Total other assets, net	$86,074	$84,508

(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

(2)	Agreed-upon amounts to be paid by Marathon Oil as the required plug and abandonment (“P&A”) work on the remaining Droshky wells is completed (Notes 7 and 14).

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Accrued payroll and related benefits	$17,469	$31,417
Investee losses in excess of investment (Note 4)	2,673	4,069
Deferred revenue (Note 10)	11,376	11,568
Derivative liability (Note 19)	26	1,002
Other	13,683	14,333
Total accrued liabilities	$45,227	$62,389

Other non-current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Deferred revenue (Note 10)	$5,860	$8,286
Asset retirement obligations (Note 14)	28,934	28,258
Other	1,492	2,100
Total other non-current liabilities	$36,286	$38,644

Note 4 — Equity Method Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform, which is in the process of being decommissioned and is expected to be substantially completed within the next 12 months. We recognized a liability of $2.7 million at March 31, 2020 and $4.1 million at December 31, 2019 for our share of Independence Hub’s estimated obligations, net of remaining working capital.
Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended March 31,
	2020	2019

Operating lease cost	$16,323	$18,133
Variable lease cost	3,212	3,075
Short-term lease cost	7,174	4,158
Sublease income	(279)	(353)
Net lease cost	$26,430	$25,013

Maturities of our operating lease liabilities as of March 31, 2020 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2020	$44,316	$4,619	$48,935
2021	54,184	5,630	59,814
2022	52,106	5,109	57,215
2023	34,580	4,565	39,145
2024	2,470	4,299	6,769
Thereafter	—	5,954	5,954
Total lease payments	$187,656	$30,176	$217,832
Less: imputed interest	(21,611)	(5,747)	(27,358)
Total operating lease liabilities	$166,045	$24,429	$190,474

Current operating lease liabilities	$48,296	$4,767	$53,063
Non-current operating lease liabilities	117,749	19,662	137,411
Total operating lease liabilities	$166,045	$24,429	$190,474

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2020	$60,210	$6,610	$66,820
2021	54,564	5,888	60,452
2022	52,106	5,257	57,363
2023	34,580	4,622	39,202
2024	2,470	4,349	6,819
Thereafter	—	6,251	6,251
Total lease payments	$203,930	$32,977	$236,907
Less: imputed interest	(24,846)	(6,449)	(31,295)
Total operating lease liabilities	$179,084	$26,528	$205,612

Current operating lease liabilities	$48,716	$5,069	$53,785
Non-current operating lease liabilities	130,368	21,459	151,827
Total operating lease liabilities	$179,084	$26,528	$205,612

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2020	December 31, 2019

Weighted average remaining lease term	3.7 years	4.0 years
Weighted average discount rate	7.53%	7.54%

The following table presents other information related to our operating leases (in thousands):

	Three Months Ended March 31,
	2020	2019

Cash paid for operating lease liabilities	$16,472	$17,148
ROU assets obtained in exchange for new operating lease obligations	—	89

Note 6 — Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention

Balance at December 31, 2019	$7,157
Impairment loss (1)	(6,689)
Other adjustments (2)	(468)
Balance at March 31, 2020	$—

(1)
As a result of the decline in oil prices as well as energy and energy services valuations during the three-month period ended March 31, 2020 due to the ongoing COVID-19 pandemic and the OPEC+ price war, we identified that it was more likely than not that the fair value of goodwill associated with our STL acquisition (Note 2) was less than its carrying amount. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a charge to write off the carrying amount of the goodwill. The fair value of the reporting unit used to determine the impairment was estimated using a discounted cash flow approach.

(2)	Relates to foreign currency adjustments.

Note 7 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2020 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$3,500	$—	$—	$7,378	$80,357	$91,235
One to two years	28,875	—	—	7,746	—	36,621
Two to three years	—	125,000	—	8,133	—	133,133
Three to four years	—	—	125,000	8,538	—	133,538
Four to five years	—	—	—	8,965	—	8,965
Over five years	—	—	—	19,294	—	19,294
Gross debt	32,375	125,000	125,000	60,054	80,357	422,786
Unamortized debt discounts (2)	—	(7,207)	(13,700)	—	—	(20,907)
Unamortized debt issuance costs (3)	(334)	(1,103)	(2,208)	(3,415)	(398)	(7,458)
Total debt	32,041	116,690	109,092	56,639	79,959	394,421
Less: current maturities	(3,500)	—	—	(7,378)	(79,959)	(90,837)
Long-term debt	$28,541	$116,690	$109,092	$49,261	$—	$303,584

(1)	Term Loan pursuant to the Credit Agreement (as defined below) matures in December 2021.

(2)	Convertible Senior Notes due 2022 and 2023 will increase to their face amounts through accretion of their debt discounts to interest expense through May 2022 and September 2023, respectively.

(3)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). On June 28, 2019, we amended our existing term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility”) under the Credit Agreement. The Credit Agreement is comprised of a $35 million Term Loan and a Revolving Credit Facility of $175 million and matures on December 31, 2021. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of March 31, 2020, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $172.6 million, net of $2.4 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 4.24% as of March 31, 2020. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

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

Our obligations under the Credit Agreement, and those of our subsidiary guarantors under their guarantee, are secured by (i) most of the assets of the parent company, (ii) the shares of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Helix Robotics Solutions Limited and (iii) most of the assets of our domestic subsidiaries (other than Cal Dive I - Title XI, Inc.) and of Helix Robotics Solutions Limited. In addition, these obligations are secured by pledges of up to 66% of the shares of certain foreign subsidiaries (restricted subsidiaries).

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

We may designate one or more of our new foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The Unrestricted Subsidiaries are not pledged as collateral under the Credit Agreement, and the debt and EBITDA of the Unrestricted Subsidiaries with the exception of Helix Q5000 Holdings, S.à r.l. (“Q5000 Holdings”), a wholly owned Luxembourg subsidiary of Helix Vessel Finance S.à r.l., are not included in the calculations of our financial covenants except to the extent of any cash actually distributed by such subsidiary of Helix.

In January 2019, contemporaneously with our acquisition from Marathon Oil of several wells and related infrastructure associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244, we amended the Credit Agreement to permit the issuance of certain security to third parties for required P&A obligations and to make certain capital expenditures in connection with acquired assets (Notes 2 and 14).

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

The 2022 Notes were initially accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2022 Notes, we recorded a debt discount of $16.9 million ($11.0 million net of tax) as a result of separating the equity component. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount over the term of the 2022 Notes. Interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million for each of the three-month periods ended March 31, 2020 and 2019. The remaining unamortized debt discount of the 2022 Notes was $7.2 million at March 31, 2020 and $8.0 million at December 31, 2019.

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

The 2023 Notes were initially accounted for by separating the net proceeds between long-term debt and shareholders’ equity. In connection with the issuance of the 2023 Notes, we recorded a debt discount of $20.1 million ($15.9 million net of tax) as a result of separating the equity component. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount over the term of the 2023 Notes. Interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million for each of the three-month periods ended March 31, 2020 and 2019. The remaining unamortized debt discount of the 2023 Notes was $13.7 million at March 31, 2020 and $14.5 million at December 31, 2019.

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

Nordea Credit Agreement

In September 2014, Q5000 Holdings entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) in an amount of up to $250 million. The Nordea Q5000 Loan was funded in the amount of $250 million in April 2015 at the time the Q5000 was delivered to us. Helix Vessel Finance S.à r.l., a direct wholly owned Luxembourg subsidiary of Helix, guaranteed the Nordea Q5000 Loan. The loan is secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is non-recourse to Helix.

We amended the Nordea Q5000 Loan on March 11, 2020. Prior to the amendment, the Nordea Q5000 Loan incurred interest at a LIBOR rate plus a margin of 2.5% and was repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million on April 30, 2020. The amendment increases the margin to 2.75%, maintains the existing quarterly amortization requirements, and extends the final maturity to January 31, 2021 with a balloon payment on that date of $53.6 million. The remaining principal balance and unamortized debt issuance costs related to the Nordea Q5000 Loan are classified as current in the accompanying condensed consolidated balance sheets. We may elect to prepay indebtedness outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt.

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

Other

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of March 31, 2020, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended March 31,
	2020	2019

Interest expense	$7,394	$7,896
Interest income	(466)	(758)
Capitalized interest	(1,182)	(5,040)
Net interest expense	$5,746	$2,098

Note 8 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The CARES Act, which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, we recognized an estimated $5.8 million net tax benefit in the three-month period ended March 31, 2020, consisting of a $15.9 million current tax benefit and a $10.1 million deferred tax expense. This $5.8 million net tax benefit resulted from our deferred tax assets related to our net operating losses in the U.S. being utilized at the previous higher income tax rate applicable to the carryback periods.

We adopted the discrete effective tax rate method for recording income taxes for the three-month period ended March 31, 2020. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that the use of the discrete method is more appropriate than the annual effective tax rate method because of the current high degree of uncertainty in estimating annual pretax earnings created by uncertainty in future market conditions caused by the ongoing COVID-19 pandemic as well as uncertainty in the oil and gas market. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.

The effective tax rates for the three-month periods ended March 31, 2020 and 2019 were 60.2% benefit and 19.7% expense, respectively. The variance in the effective tax rate was primarily attributable to our carrying back certain net operating losses to prior periods with higher income tax rates as well as the result of the consolidation of certain U.S. branch operations with the Helix U.S. consolidated tax group.

Income taxes are provided based on the U.S. statutory rate and at the local statutory rate for each foreign jurisdiction adjusted for items that are allowed as deductions for federal and foreign income tax reporting purposes, but not for book purposes. The primary differences between the U.S. statutory rate and our effective rate are as follows:

	Three Months Ended March 31,
	2020	2019

U.S. statutory rate	21.0%	21.0%
Foreign provision	(3.0)	(2.7)
CARES Act	16.6	—
Subsidiary restructuring	23.8	—
Other	1.8	1.4
Effective rate	60.2%	19.7%

Note 9 — Shareholders’ Equity

The components of accumulated other comprehensive loss (“accumulated OCI”) are as follows (in thousands):

	March 31, 2020	December 31, 2019

Cumulative foreign currency translation adjustment	$(98,042)	$(64,455)
Net unrealized loss on hedges, net of tax (1)	(20)	(285)
Accumulated OCI	$(98,062)	$(64,740)

(1)	Relates to foreign currency hedges for the Grand Canyon III charter as well as interest rate hedge contracts for the Nordea Q5000 Loan (Note 19).
Note 10 — Revenue from Contracts with Customers

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

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended March 31, 2020
Short-term	$82,324	$22,441	$—	$—	$104,765
Long-term (2)	58,328	12,817	15,541	(10,430)	76,256
Total	$140,652	$35,258	$15,541	$(10,430)	$181,021

Three months ended March 31, 2019
Short-term	$29,805	$24,930	$—	$—	$54,735
Long-term (2)	92,426	14,111	15,253	(9,702)	112,088
Total	$122,231	$39,041	$15,253	$(9,702)	$166,823

(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

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

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $5.9 million at March 31, 2020 and $0.7 million at December 31, 2019. We had no impairment losses on our contract assets for the three-month periods ended March 31, 2020 and 2019.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $17.2 million at March 31, 2020 and $19.9 million at December 31, 2019. Revenue recognized for the three-month periods ended March 31, 2020 and 2019 included $3.4 million and $2.5 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of March 31, 2020, $677.7 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $392.2 million in 2020, $219.5 million in 2021 and $66.0 million in 2022 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at March 31, 2020.

For the three-month periods ended March 31, 2020 and 2019, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $37.1 million at March 31, 2020 and $42.9 million at December 31, 2019. For the three-month periods ended March 31, 2020 and 2019, we recorded $9.2 million and $7.7 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 12 to our 2019 Form 10-K.
Note 11 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Shares of restricted stock are considered participating securities because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock. We are required to compute basic and diluted earnings per share (“EPS”) under the two-class method in periods in which we have earnings. Under the two-class method, the undistributed earnings for each period are allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

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

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(11,938)		$1,318
Less: Undistributed earnings allocated to participating securities	—		(12)
Accretion of redeemable noncontrolling interests	(2,086)		—
Net income (loss) available to common shareholders, basic	$(14,024)	148,863	$1,306	147,421

Diluted:
Net income (loss) available to common shareholders, basic	$(14,024)	148,863	$1,306	147,421
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	330
Net income (loss) available to common shareholders, diluted	$(14,024)	148,863	$1,306	147,751

We had a net loss for the three-month period ended March 31, 2020. Accordingly, our diluted EPS calculation for this period excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Three Months Ended
March 31, 2020

Diluted shares (as reported)	148,863
Share-based awards	722
Total	149,585

In addition, the following potentially dilutive shares related to the 2022 Notes and the 2023 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019

2022 Notes	8,997	8,997
2023 Notes	13,202	13,202

Note 12 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). As of March 31, 2020, there were 7.0 million shares of our common stock available for issuance under the 2005 Incentive Plan. During the three-month period ended March 31, 2020, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2020 (1)	369,938	$9.63	33% per year over three years
January 2, 2020 (2)	369,938	13.15	100% on January 2, 2023
January 2, 2020 (3)	5,679	9.63	100% on January 1, 2022

(1)	Reflects grants of restricted stock to our executive officers and select management employees.

(2)
Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three-month periods ended March 31, 2020 and 2019, $1.1 million and $1.3 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. PSUs granted prior to 2017 were settled in cash and accounted for as liability awards. PSUs granted beginning in 2017 are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis as an increase to equity. For the three-month periods ended March 31, 2020 and 2019, $1.1 million and $1.3 million, respectively, were recognized as share-based compensation related to PSUs. In January 2020, based on the performance of our common stock over a three-year period, 589,335 equity PSU awards granted in 2017 vested at 200% and resulted in the delivery of 1,178,670 shares of our common stock with a total market value of $11.4 million.

In 2020 and 2019, we granted fixed-value cash awards of $4.7 million and $4.6 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three-month periods ended March 31, 2020 and 2019, $1.2 million and $0.8 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions, which were reactivated in April 2019, are in the form of cash and currently consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of March 31, 2020, 1.9 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2019 Form 10-K.
Note 13 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention reportable segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the chartered Siem Helix 1 and Siem Helix 2 vessels. Our well intervention equipment includes IRSs and SILs, some of which we provide on a stand-alone basis. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels, including the Ross Candies, which is under a flexible charter agreement. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of oil and gas properties (Note 2). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenues —
Well Intervention	$140,652	$122,231
Robotics	35,258	39,041
Production Facilities	15,541	15,253
Intercompany eliminations	(10,430)	(9,702)
Total	$181,021	$166,823

Income (loss) from operations —
Well Intervention	$(5,692)	$9,641
Robotics	(2,824)	(3,904)
Production Facilities	3,643	4,405
Segment operating income (loss)	(4,873)	10,142
Goodwill impairment (1)	(6,689)	—
Corporate, eliminations and other	(9,465)	(9,873)
Total	$(21,027)	$269

(1)	Relates to goodwill associated with our STL acquisition (Note 6).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Well Intervention	$3,304	$3,225
Robotics	7,126	6,477
Total	$10,430	$9,702

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	March 31, 2020	December 31, 2019

Well Intervention	$2,134,796	$2,180,180
Robotics	136,845	151,478
Production Facilities	140,079	142,624
Corporate and other	102,431	122,449
Total	$2,514,151	$2,596,731

Note 14 — Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure P&A activities associated with our oil and gas properties, which costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

The following table describes the changes in our AROs (both current and long-term) (in thousands):

AROs at January 1, 2020	$28,258
Accretion expense	676
AROs at March 31, 2020	$28,934

Note 15 — Commitments and Contingencies and Other Matters

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

We took delivery of the Q7000 in November 2019 and the vessel commenced operations in Nigeria in January 2020. With the delivery of the Q7000, all significant capital commitments have been completed.

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
Note 16 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. As of March 31, 2020, we had restricted cash of $52.4 million, which serves as collateral for one project-related letter of credit and is expected to be restricted for less than one year. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019

Interest paid, net of interest capitalized	$4,785	$1,604
Income taxes paid	2,584	2,704

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $5.2 million at March 31, 2020 and $10.2 million at December 31, 2019.

Note 17 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, oil and gas industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

Allowance for Credit Losses

Balance at December 31, 2019	$—
Initial adoption of ASU 2016-13 (Note 1)	785
Provision for current expected credit losses	586
Balance at March 31, 2020	$1,371

Note 18 — Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 19) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. The fair value of our interest rate swaps is calculated as the discounted cash flows of the difference between the rate fixed by the hedging instrument and the LIBOR forward curve over the remaining term of the hedging instrument. The fair value of our foreign currency exchange contracts is calculated as the discounted cash flows of the difference between the fixed payment specified by the hedging instrument and the expected cash inflow of the forecasted transaction using a foreign currency forward curve. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. The following tables provide additional information relating to those financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total	Valuation Approach
Liabilities:
Interest rate swaps	$—	$26	$—	$26	(c)
Total liability	$—	$26	$—	$26

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$44	$—	$44	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	401	—	401	(c)
Foreign exchange contracts — non-hedging instruments	—	601	—	601	(c)
Total net liability	$—	$958	$—	$958

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures December 2021)	$32,375	$30,797	$33,250	$32,959
Nordea Q5000 Loan (matures January 2021) (4)	80,357	80,257	89,286	89,398
MARAD Debt (matures February 2027)	60,054	62,293	63,610	68,643
2022 Notes (mature May 2022)	125,000	78,594	125,000	134,225
2023 Notes (mature September 2023)	125,000	78,125	125,000	162,188
Total debt	$422,786	$330,066	$436,146	$487,413

(1)	Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.

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

(3)	The principal amount and estimated fair value of the 2022 Notes and the 2023 Notes are for the entire instrument inclusive of the conversion feature reported in shareholders’ equity.

(4)	The maturity date of the Nordea Q5000 was extended from April 2020 to January 2021 as a result of an amendment to the Nordea Credit Agreement in March 2020 (Note 7).

Note 19 — Derivative Instruments and Hedging Activities

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

For additional information regarding our accounting for derivative instruments and hedging activities, see Notes 2 and 21 to our 2019 Form 10-K.

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In June 2015, we entered into interest rate swap contracts to fix the interest rate on $187.5 million of the Nordea Q5000 Loan (Note 7). These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. Our interest rate swap contracts qualify for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps are reported in accumulated OCI (net of tax). These changes are subsequently reclassified into earnings when the anticipated interest is recognized as interest expense.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to forecasted transactions that are denominated in foreign currencies. In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. Changes in the fair value of foreign currency exchange contracts that qualify for hedge accounting treatment are reported in accumulated OCI (net of tax). These changes are subsequently reclassified into earnings when the forecasted payments are made. Changes in the fair value of foreign currency exchange contracts that do not qualify as cash flow hedges are recognized immediately in earnings within “Other expense, net” in the accompanying condensed consolidated statements of operations.

Quantitative Disclosures Relating to Derivative Instruments

The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments (in thousands):

	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$—	Other current assets	$44
		$—		$44

Liability Derivative Instruments:
Interest rate swaps	Accrued liabilities	$26	Accrued liabilities	$—
Foreign exchange contracts	Accrued liabilities	—	Accrued liabilities	401
		$26		$401

The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments (in thousands):

	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$601
		$—		$601

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands):

	Unrealized Loss Recognized in OCI
	Three Months Ended March 31,
	2020	2019

Foreign exchange contracts	$(54)	$(34)
Interest rate swaps	(42)	(115)
	$(96)	$(149)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended March 31,
		2020	2019

Foreign exchange contracts	Cost of sales	$(455)	$(2,078)
Interest rate swaps	Net interest expense	28	232
		$(427)	$(1,846)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
		Three Months Ended March 31,
		2020	2019

Foreign exchange contracts	Other expense, net	$(81)	$(40)
		$(81)	$(40)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

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

•
statements regarding the ongoing COVID-19 pandemic and the recent oil price decline, and their respective effects and results, our protocols and plans, the continuation of our current backlog, the spot market, our cost reduction plans and our ability to manage current changes;

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	the results and effects of the ongoing COVID-19 pandemic and the recent oil price decline and actions by customers, suppliers and partners with respect thereto;

•	the impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

•	the general impact of oil and gas price fluctuations and the cyclical nature of the oil and gas industry;

•	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;

•	the ability to effectively bid and perform our contracts, including the impact of equipment problems or failure;

•	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;

•	unexpected future capital expenditures, including the amount and nature thereof;

•	the effectiveness and timing of completion of our vessel and/or system upgrades and major maintenance items;

•	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;

•	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;

•	the results of our continuing efforts to control costs and improve performance;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability of capital (including any financing) to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including tax and accounting developments, such as the U.S. Tax Cuts and Jobs Act and the CARES Act and regulations thereunder;

•	the impact of U.K.’s exit from the European Union, known as Brexit, on our business, operations and financial condition, which is unknown at this time;

•	the effect of adverse weather conditions and/or other risks associated with marine operations;

•	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;

•	the effectiveness of our current and future hedging activities;

•	the potential impact of a loss of one or more key employees; and

•	the impact of general, market, industry or business conditions.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described under Item 1A. “Risk Factors” in this Quarterly Report, and Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on the forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our reports filed with the SEC and incorporated by reference in our 2019 Form 10-K that attempt to advise interested parties of the risks and factors that may affect our business.
EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. With the delivery in November 2019 and the commencement of operations in January 2020 of the Q7000, our well intervention fleet currently includes seven purpose-built well intervention vessels, six IRSs, three SILs and one Riserless Open-water Abandonment Module (“ROAM”). Our robotics equipment currently includes 44 work-class ROVs, four trenchers and one ROVDrill. We also charter ROV support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotic operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and several wells and related infrastructure associated with the Droshky Prospect.

Our alliance with Schlumberger leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. We and Schlumberger jointly developed a 15,000 working p.s.i. IRS, which was completed and placed into service in January 2018, and our first ROAM, which is currently available to customers.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas industry, and in particular, the willingness of oil and gas companies to spend on operational activities and capital projects. The performance of our business is also largely dependent on the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

•	worldwide economic activity and general economic and business conditions, including available access to global capital and capital markets;

•	the global supply and demand for oil and natural gas;

•	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in the Middle East and other oil-producing regions;

•	actions taken by OPEC and/or OPEC+, including actions such as the oil price war during the first quarter 2020;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the exploration and production of onshore shale oil and natural gas;

•	the cost of offshore exploration for and production and transportation of oil and natural gas;

•	the level of excess production capacity;

•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for capital projects and production operations;

•	the sale and expiration dates of offshore leases globally;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	potential acceleration of the development of alternative fuels;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;

•	weather conditions, natural disasters, and epidemic and pandemic diseases, including the ongoing COVID-19 pandemic;

•	environmental and other governmental regulations; and

•	domestic and international tax laws, regulations and policies.

Crude oil prices declined significantly in 2014 and have been volatile since then. Brent crude oil prices fluctuated between $53 and $75 per barrel during 2019 before declining precipitously in the first quarter 2020 to lows below $20 per barrel due to the ongoing COVID-19 pandemic as well as the price war among OPEC+ nations during the first quarter 2020. Low oil prices and the volatility and uncertainty in prices have caused oil and gas operators recently to drastically reduce spending (both operational activities and capital spending), which has decreased the demand and rates for services provided by all offshore services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. This rig overhang, combined with lower volumes of work for drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

We saw improvements in 2019 as compared to 2018 and expected to see a continued recovery as we entered 2020. Rig overhang had reduced, and customer activity and oil prices had recovered to some extent. However, that recovery has now been halted with the ongoing COVID-19 pandemic as well as the OPEC+ price war during the first quarter 2020. While the full impact of these recent events, including the duration of the decrease in economic activity due to COVID-19 and the resulting impact on the demand and price of oil, is unknown, we expect that the industry may be depressed through 2021. We are seeing and expect to continue to see operators reducing spending and deferring work, asserting claims of force majeure and/or cancelling contracts and rig contractors lowering prices, stacking rigs, furloughing employees, and recognizing losses. These developments also have impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce.

The COVID-19 pandemic and the OPEC+ price war have resulted in a significant decrease in the price of oil and caused significant disruption and uncertainty in the oil and gas market. While these events did not materially impact our operating results or financial condition during the first quarter 2020, we did incur related impairment losses and our customers have begun to reduce their spending, which we anticipate will reduce the demand for our services at least in the near term and perhaps longer. Additionally, these events have created challenges with our supply chain and human capital resources, including challenges with offshore crew changes due to travel restrictions and quarantine measures. While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact they will have on our financial position, results of operations and cash flows.

Although this sustained period of market weakness and volatility has been exacerbated by the ongoing COVID-19 pandemic and the OPEC+ price war, over the longer term we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. As oil and gas companies re-assess and focus their budgetary spend allocations, we expect that it may be weighted towards production enhancement activities rather than exploration projects as enhancement is less expensive per incremental barrel of oil than new exploration. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. We believe that we have a competitive advantage in performing well intervention services efficiently. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide P&A services at the end of the life of a field as required by governmental regulations. We believe that fundamentals for our business remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end of life wells are primary drivers of demand for our services. This belief is based on multiple factors, including: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells.

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of March 31, 2020, our consolidated backlog that is supported by written agreements or contracts totaled $678 million, of which $392 million is expected to be performed over the remainder of 2020. The substantial majority of our backlog is associated with our Well Intervention business segment. As of March 31, 2020, our well intervention backlog was $471 million, including $306 million expected to be performed over the remainder of 2020. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 85% of our total backlog as of March 31, 2020. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.
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

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets and the provision for current expected credit losses, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments and other than temporary loss on note receivable, which are excluded from EBITDA as a component of net other income or expense. We define free cash flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(13,928)	$1,318
Adjustments:
Income tax provision (benefit)	(21,093)	324
Net interest expense	5,746	2,098
Other (income) expense, net	10,427	(1,166)
Depreciation and amortization	31,598	28,509
Goodwill impairment	6,689	—
EBITDA	19,439	31,083
Adjustments:
Provision for current expected credit losses	586	—
Realized losses from foreign exchange contracts not designated as hedging instruments	(682)	(869)
Adjusted EBITDA	$19,343	$30,214

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities	$(17,222)	$(34,246)
Less: Capital expenditures, net of proceeds from sale of assets	(12,389)	(11,630)
Free cash flow	$(29,611)	$(45,876)

Comparison of Three Months Ended March 31, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$140,652	$122,231	$18,421	15%
Robotics	35,258	39,041	(3,783)	(10)%
Production Facilities	15,541	15,253	288	2%
Intercompany eliminations	(10,430)	(9,702)	(728)
	$181,021	$166,823	$14,198	9%

Gross profit (loss) —
Well Intervention	$(1,256)	$13,510	$(14,766)	(109)%
Robotics	(467)	(1,589)	1,122	71%
Production Facilities	4,207	4,771	(564)	(12)%
Corporate, eliminations and other	(474)	(438)	(36)
	$2,010	$16,254	$(14,244)	(88)%

Gross margin —
Well Intervention	(1)%	11%
Robotics	(1)%	(4)%
Production Facilities	27%	31%
Total company	1%	10%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7/72%	6/74%
Robotics assets (3)	49/34%	52/39%
Chartered robotics vessels	6/89%	4/88%

(1)
Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.

(2)
Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended March 31, 2020 and 2019 included 272 and 84 spot vessel days, respectively, at near full utilization.

(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019

Well Intervention	$3,304	$3,225	$79
Robotics	7,126	6,477	649
	$10,430	$9,702	$728

Net Revenues.  Our total net revenues increased by 9% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting higher revenues from our Well Intervention business segment with the addition of the Q7000, offset in part by lower revenues from our Robotics business segment.

Our Well Intervention revenues increased by 15% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting higher revenues with the commencement of operations of the Q7000 in Nigeria in January 2020 and higher utilization on our North Sea vessels. This revenue increase was partially offset by a reduction in vessel utilization in the Gulf of Mexico, with both the Q4000 and the Q5000 completing scheduled regulatory certification inspections during the period.

Robotics revenues decreased by 10% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting the decrease in trenching activity and a reduction in ROV, trencher and ROVDrill utilization as compared to the same period in 2019. Our results included 42 vessel trenching days during the three months ended March 31, 2020 compared to 133 days during the same period in 2019. These reductions were partially offset by higher spot vessel utilization, which increased to 272 days from 84 days in the prior year period.

Our Production Facilities revenues increased by 2% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting higher production revenues from the oil and gas properties that we acquired from Marathon Oil in January 2019 (Note 2).

Gross Profit (Loss).  Our total gross profit decreased by 88% for the three-month period ended March 31, 2020 as compared to the same period in 2019 reflecting lower gross profit in our Well Intervention business segment.

The gross profit related to our Well Intervention business segment decreased by 109% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting a reduction in vessel utilization in the Gulf of Mexico, with both the Q4000 and the Q5000 completing scheduled regulatory certification inspections during the period, offset in part by the contribution from the Q7000 and higher profits in the North Sea.

The gross loss related to our Robotics segment decreased by 71% for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting a reduction in costs related to the termination of the Grand Canyon vessel charter in November 2019 and the expiration of the Grand Canyon II hedge in July 2019, offset in part by lower revenues.

The gross profit related to our Production Facilities segment decreased by 12% for the three-month period ended March 31, 2020 as compared to the same period in 2019 primarily reflecting significantly lower direct costs as the HP I vessel went into regulatory dry dock for recertification during three-month period ended March 31, 2020. The recertification costs are typically deferred and amortized.

Goodwill Impairment.  The $6.7 million impairment charge for the three-month period ended March 31, 2020 reflects the write-off of the entire goodwill balance associated with STL (Note 6).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $0.4 million for the three-month period ended March 31, 2020 as compared to the same period in 2019. The increase was primarily attributable to the $0.6 million provision for current expected credit losses as a result of the adoption of ASU No. 2016-13 in 2020 (Note 17).

Net Interest Expense.  Our net interest expense increased by $3.6 million for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily reflecting lower capitalized interest. Capitalized interest totaled $1.2 million for the three-month period ended March 31, 2020 as compared to $5.0 million for the same period in 2019 as a result of the completion of the Q7000.

Other Income (Expense), Net.  We reported net other expense of $10.4 million for the three-month period ended March 31, 2020 as compared to net other income of $1.2 million for the same period in 2019, primarily reflecting foreign currency transaction losses in the three-month period ended March 31, 2020 as compared to foreign currency transaction gains in the same period in 2019 due to the weakening of the British pound.

Income Tax Provision (Benefit).  Income tax benefit was $21.1 million for the three-month period ended March 31, 2020 as compared to an income tax provision of $0.3 million for the same period in 2019. The effective tax rates for the three-month periods ended March 31, 2020 and 2019 were 60.2% benefit and 19.7% expense, respectively. The variance in the effective tax rate was primarily attributable to our carrying back certain net operating losses to prior periods with higher income tax rates as well as the result of the consolidation of certain U.S. branch operations with the Helix U.S. consolidated tax group (Note 8).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31, 2020	December 31, 2019

Net working capital	$151,048	$153,508
Long-term debt (1)	303,584	306,122
Liquidity (2)	331,959	379,533

(1)
Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discounts and debt issuance costs. See Note 7 for information relating to our long-term debt.

(2)
Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under the Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at March 31, 2020 included cash and cash equivalents of $159.4 million and $172.6 million of available borrowing capacity under the Revolving Credit Facility (Note 7). Our liquidity at December 31, 2019 included cash and cash equivalents of $208.4 million and $171.1 million of available borrowing capacity under the Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discounts and debt issuance costs, is as follows (in thousands):

	March 31, 2020	December 31, 2019

Term Loan (matures December 2021)	$32,041	$32,869
Nordea Q5000 Loan (matures January 2021)	79,959	89,031
MARAD Debt (matures February 2027)	56,639	60,073
2022 Notes (mature May 2022) (1)	116,690	115,765
2023 Notes (mature September 2023) (1)	109,092	108,115
Total debt	$394,421	$405,853

(1)	The 2022 Notes and the 2023 Notes will increase to their face amounts through accretion of the debt discounts through May 1, 2022 and September 15, 2023, respectively.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(17,222)	$(34,246)
Investing activities	(12,389)	(11,956)
Financing activities	(18,391)	(14,055)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events resulting in industry-wide spending cuts, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

A prolonged period of weak, or a significant decrease in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty. Furthermore, during any period of sustained weak economic activity and reduced EBITDA, our ability to fully access the Revolving Credit Facility may be impacted. At March 31, 2020, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $172.6 million, net of $2.4 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default, the possible acceleration of our outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral.

Operating Cash Flows

Total cash flows used in operating activities decreased by $17.0 million for the three-month period ended March 31, 2020 as compared to the same period in 2019 primarily reflecting changes in our working capital.

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

	Three Months Ended March 31,
	2020	2019
Capital expenditures:
Well Intervention	$(12,263)	$(11,485)
Robotics	(44)	—
Production Facilities	—	(2)
Other	(82)	(168)
Proceeds from sale of assets	—	25
Other	—	(326)
Net cash used in investing activities	$(12,389)	$(11,956)

Our capital expenditures primarily included payments associated with the construction and completion of the Q7000 (see below).

In September 2013, we entered into a contract for the construction of the Q7000, a newbuild semi-submersible well intervention vessel built to U.K. North Sea standards. Pursuant to the contract and subsequent amendments, 20% of the contract price was paid upon the signing of the contract, 20% was paid in each of 2016, 2017 and 2018, and the remaining 20% was paid upon the delivery of the vessel in November 2019. At March 31, 2020, our total investment in the Q7000 was $539.3 million, including $346.0 million of installment payments to the shipyard. The vessel commenced operations in Nigeria in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $18.4 million for the three-month period ended March 31, 2020 primarily reflect the repayment of $13.4 million of our indebtedness (Note 7). Net cash outflows from financing activities of $14.1 million for the three-month period ended March 31, 2019 primarily reflect the repayment of $13.3 million of our indebtedness.

Free Cash Flow

Free cash flow increased by $16.3 million for the three-month period ended March 31, 2020 as compared to the same period in 2019 primarily attributable to the increase in operating cash flows.

Free cash flow is a non-GAAP financial measure. See “RESULTS OF OPERATIONS” above for the definition and calculation of free cash flow.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems, will approximate $38 million for 2020. We believe that cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will provide the capital necessary to continue funding our 2020 operating needs and to meet our debt obligations due in 2020.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of March 31, 2020 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$32,375	$3,500	$28,875	$—	$—
Nordea Q5000 Loan	80,357	80,357	—	—	—
MARAD Debt	60,054	7,378	15,879	17,503	19,294
2022 Notes (2)	125,000	—	125,000	—	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	46,683	18,058	22,371	5,206	1,048
Property and equipment	5,319	5,319	—	—	—
Operating leases (5)	338,310	103,400	181,871	48,029	5,010
Total cash obligations	$813,098	$218,012	$373,996	$195,738	$25,352

(1)
Excludes unsecured letters of credit outstanding at March 31, 2020 totaling $2.4 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.

(2)
Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At March 31, 2020, the conversion trigger was not met. See Note 7 for additional information.

(3)
Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At March 31, 2020, the conversion trigger was not met. See Note 7 for additional information.

(4)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2020 for variable rate debt.

(5)
Operating leases include vessel charters and facility and equipment leases. At March 31, 2020, our commitment related to long-term vessel charters totaled approximately $299.2 million, of which $111.5 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2020.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of our financial condition and results of operations, as reflected in the accompanying condensed consolidated financial statements and related footnotes, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

For information regarding our critical accounting estimates and policies, please read our “Critical Accounting Estimates and Policies” as disclosed in our 2019 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of March 31, 2020, $112.7 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. In June 2015, we entered into various interest rate swap contracts to fix the interest rate on a portion of the Nordea Q5000 Loan. These swap contracts, which are settled monthly, began in June 2015 and extend through April 2020. As of March 31, 2020, the interest rate on $60.3 million of the Nordea Q5000 Loan was hedged. Debt subject to variable rates after considering hedging activities was $52.4 million. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.1 million in interest expense for the three-month period ended March 31, 2020.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity, or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we endeavor to pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars.

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the three-month period ended March 31, 2020, we recorded foreign currency translation losses of $33.6 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” For the three-month period ended March 31, 2020, we recognized foreign currency transaction losses of $10.4 million, primarily related to our subsidiaries in the U.K.

In February 2013, we entered into various foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon III charter payments denominated in Norwegian kroner, which were fully settled through February 2020. A portion of these foreign currency exchange contracts qualified for cash flow hedge accounting treatment.
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A.  Risk Factors

The ongoing COVID-19 pandemic and the recent OPEC+ price war could disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage considerations. The confluence of these events has resulted in significantly weaker outlook for oil producers and by extension oilfield service companies, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the spread of COVID-19, the OPEC+ price war or the responses thereto, and if economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations. We have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, however those may not prove fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel works remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew (including customer crew), being quarantined and therefore impede the vessel's ability to generate revenue. We have experienced several instances of COVID-19 among our offshore crew, and although to date we have managed to minimize operational disruption, there can be no guarantee that will remain the case. We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen. We may also experience an increased cybersecurity risk as our onshore personnel work remotely.

Further, each of the decline in global oil demand combined with overall market uncertainty resulting from the ongoing COVID-19 pandemic, along with the recent OPEC+ price war, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Our business is adversely affected by low oil prices, especially the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations, and the persistence of current conditions would negatively impact those companies’ willingness and ability to make those expenditures. In the event one or more of our major customers is adversely affected by COVID-19 or otherwise the current market environment, that may impact our business with them. We may face an increased risk of customers deferring work, asserting claims of force majeure, and/or terminating contracts, or our customers’ inability to make payments or remain solvent. The current environment may make it even more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, the possible acceleration of our repayment of outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
January 1 to January 31, 2020	534,698	$9.58	—	6,475,615
February 1 to February 29, 2020	—	—	—	6,475,615
March 1 to March 31, 2020	—	—	—	6,475,615
	534,698	$9.58	—

(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.

(2)
Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our ESPP (Note 12), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2019 Form 10-K.

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
4.1
First Amendment to the Credit Agreement dated as of September 26, 2014, by and among Helix Q5000 Holdings S.à r.l., Helix Vessel Finance S.à r.l. and Nordea Bank ABP, New York Branch and the lender parties thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on March 12, 2020 (001-32936)
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

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	April 24, 2020	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2020	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)