Form 10-Q
period 2020-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2020-07-24
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 17, 2020, 150,059,233 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,367	$208,431
Restricted cash	42,127	54,130
Accounts receivable, net of allowance for credit losses of $3,209 and $0, respectively	165,941	125,457
Other current assets	91,818	50,450
Total current assets	478,253	438,468
Property and equipment	2,879,522	2,922,274
Less accumulated depreciation	(1,100,105)	(1,049,637)
Property and equipment, net	1,779,417	1,872,637
Operating lease right-of-use assets	174,803	201,118
Other assets, net	52,196	84,508
Total assets	$2,484,669	$2,596,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,402	$69,055
Accrued liabilities	80,268	62,389
Current maturities of long-term debt	82,028	99,731
Current operating lease liabilities	53,023	53,785
Total current liabilities	286,721	284,960
Long-term debt	304,834	306,122
Operating lease liabilities	124,983	151,827
Deferred tax liabilities	103,773	112,132
Other non-current liabilities	6,286	38,644
Total liabilities	826,597	893,685
Redeemable noncontrolling interests	3,372	3,455
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,040 and 148,888 shares issued, respectively	1,318,531	1,318,961
Retained earnings	436,107	445,370
Accumulated other comprehensive loss	(99,938)	(64,740)
Total shareholders’ equity	1,654,700	1,699,591
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,484,669	$2,596,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$199,147	$201,728	$380,168	$368,551
Cost of sales	169,571	161,794	348,582	312,363
Gross profit	29,576	39,934	31,586	56,188
Gain on disposition of assets, net	473	—	473	—
Goodwill impairment	—	—	(6,689)	—
Selling, general and administrative expenses	(15,855)	(16,862)	(32,203)	(32,847)
Income (loss) from operations	14,194	23,072	(6,833)	23,341
Equity in losses of investment	(2)	(29)	(22)	(69)
Net interest expense	(7,063)	(2,205)	(12,809)	(4,303)
Loss on extinguishment of long-term debt	—	(18)	—	(18)
Other expense, net	(2,069)	(1,311)	(12,496)	(145)
Royalty income and other	119	190	2,318	2,535
Income (loss) before income taxes	5,179	19,699	(29,842)	21,341
Income tax provision (benefit)	(271)	2,876	(21,364)	3,200
Net income (loss)	5,450	16,823	(8,478)	18,141
Net loss attributable to redeemable noncontrolling interests	—	(31)	(1,990)	(31)
Net income (loss) attributable to common shareholders	$5,450	$16,854	$(6,488)	$18,172

Earnings (loss) per share of common stock:
Basic	$0.04	$0.11	$(0.06)	$0.12
Diluted	$0.04	$0.11	$(0.06)	$0.12

Weighted average common shares outstanding:
Basic	148,971	147,521	148,917	147,471
Diluted	149,691	148,101	148,917	147,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$5,450	$16,823	$(8,478)	$18,141
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on hedges arising during the period	1	(278)	(95)	(427)
Reclassifications into earnings	25	1,975	452	3,821
Income taxes on hedges	(6)	(340)	(72)	(682)
Net change in hedges, net of tax	20	1,357	285	2,712
Foreign currency translation loss	(1,896)	(3,065)	(35,483)	(263)
Other comprehensive income (loss), net of tax	(1,876)	(1,708)	(35,198)	2,449
Comprehensive income (loss)	3,574	15,115	(43,676)	20,590
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	—	(31)	(1,990)	(31)
Foreign currency translation loss	(20)	—	(248)	—
Comprehensive loss attributable to redeemable noncontrolling interests	(20)	(31)	(2,238)	(31)
Comprehensive income (loss) attributable to common shareholders	$3,594	$15,146	$(41,438)	$20,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, March 31, 2020	149,962	$1,316,401	$430,726	$(98,062)	$1,649,065	$3,323
Net income	—	—	5,450	—	5,450	—
Foreign currency translation adjustments	—	—	—	(1,896)	(1,896)	(20)
Unrealized gain on hedges, net of tax	—	—	—	20	20	—
Accretion of redeemable noncontrolling interests	—	—	(69)	—	(69)	69
Activity in company stock plans, net and other	78	217	—	—	217	—
Share-based compensation	—	1,913	—	—	1,913	—
Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, March 31, 2019	148,785	$1,310,738	$388,912	$(69,807)	$1,629,843	$—
Net income (loss)	—	—	16,854	—	16,854	(31)
Foreign currency translation adjustments	—	—	—	(3,065)	(3,065)	—
Unrealized gain on hedges, net of tax	—	—	—	1,357	1,357	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(18)	—	(18)	18
Activity in company stock plans, net and other	(26)	(320)	—	—	(320)	—
Share-based compensation	—	3,745	—	—	3,745	—
Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net loss	—	—	(6,488)	—	(6,488)	(1,990)
Expected credit losses recognized in retained earnings upon adoption of ASU 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	(35,483)	(35,483)	(248)
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,155)	—	(2,155)	2,155
Activity in company stock plans, net and other	1,152	(4,513)	—	—	(4,513)	—
Share-based compensation	—	4,083	—	—	4,083	—
Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income (loss)	—	—	18,172	—	18,172	(31)
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	(263)	(263)	—
Unrealized gain on hedges, net of tax	—	—	—	2,712	2,712	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(18)	—	(18)	18
Activity in company stock plans, net and other	556	(979)	—	—	(979)	—
Share-based compensation	—	6,433	—	—	6,433	—
Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,478)	$18,141
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	65,567	56,512
Goodwill impairment	6,689	—
Amortization of debt discounts	3,316	3,070
Amortization of debt issuance costs	1,619	1,896
Share-based compensation	4,245	6,501
Deferred income taxes	(7,098)	845
Equity in losses of investment	22	69
Gain on disposition of assets, net	(473)	—
Loss on extinguishment of long-term debt	—	18
Unrealized gain on derivative contracts, net	(601)	(1,740)
Unrealized foreign currency loss	10,433	(568)
Changes in operating assets and liabilities:
Accounts receivable, net	(44,698)	(30,656)
Income tax receivable	(19,078)	(3,122)
Other current assets	(23,751)	(2,957)
Accounts payable and accrued liabilities	35,219	665
Other, net	(16,891)	(16,113)
Net cash provided by operating activities	6,042	32,561

Cash flows from investing activities:
Capital expenditures	(17,579)	(27,458)
STL acquisition, net	—	(4,081)
Proceeds from sale of assets	498	2,525
Net cash used in investing activities	(17,081)	(29,014)

Cash flows from financing activities:
Proceeds from term loan	—	35,000
Repayment of term loans	(1,750)	(33,692)
Repayment of Nordea Q5000 Loan	(17,858)	(17,857)
Repayment of MARAD Debt	(3,556)	(3,387)
Debt issuance costs	(310)	(1,485)
Payments related to tax withholding for share-based compensation	(5,150)	(1,329)
Proceeds from issuance of ESPP shares	475	281
Net cash used in financing activities	(28,149)	(22,469)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,879)	605
Net decrease in cash and cash equivalents and restricted cash	(42,067)	(18,317)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	262,561	279,459
Balance, end of period	$220,494	$261,142
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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2019 Annual Report on Form 10-K (our “2019 Form 10-K”) with the exception of the impact of adopting the new credit loss accounting standard in 2020 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our balance sheet as of December 31, 2019 included herein has been derived from the audited balance sheet as of December 31, 2019 included in our 2019 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which led to a precipitous decline in oil prices in response to demand concerns and global storage considerations. The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, many of which are cutting their capital and operating budgets. Our financial statements for the three- and six-month periods ended June 30, 2020 reflect the impact of these events and current market conditions, which include the recognition of goodwill impairment losses (Note 6) and tax benefits resulting from the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (Note 8), reduced utilization on our vessels due to customers deferring work as well as costs related to our crew changes. The continued spread of, or failure to contain, COVID-19 or continued oil price volatility could result in further adverse impact on our results of operations, cash flows and financial position, including further asset impairments.

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
Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. Our services also include subsea cable burial and seabed clearing services for the offshore renewable energy sector. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 13).

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

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed, including the Ross Candies, which is under a flexible charter agreement through August 2020.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), our ownership interest in Independence Hub, LLC (“Independence Hub”) (Note 4), and our ownership of oil and gas properties. All of our current production facilities activities are located in the Gulf of Mexico.

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
Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Contract assets (Note 10)	$443	$740
Prepaids	11,001	12,635
Deferred costs (Note 10)	25,774	28,340
Income tax receivable	18,927	1,261
Other receivable (1)	28,541	—
Other	7,132	7,474
Total other current assets	$91,818	$50,450
(1)Agreed-upon amounts to be paid by Marathon Oil Corporation (“Marathon Oil”) as the required plug and abandonment (“P&A”) work is completed (Note 14).

Other assets, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaids	$611	$777
Deferred recertification and dry dock costs, net	27,020	16,065
Deferred costs (Note 10)	6,289	14,531
Charter deposit (1)	12,544	12,544
Other receivable (2)	—	27,264
Goodwill (Note 6)	—	7,157
Intangible assets with finite lives, net	3,645	3,847
Other	2,087	2,323
Total other assets, net	$52,196	$84,508
(1)This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.
(2)Agreed-upon amounts to be paid by Marathon Oil as the required P&A work is completed (Note 14).

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Accrued payroll and related benefits	$21,800	$31,417
Investee losses in excess of investment (Note 4)	2,248	4,069
Deferred revenue (Note 10)	10,530	11,568
Asset retirement obligations (Note 14)	29,562	—
Derivative liability (Note 19)	—	1,002
Other	16,128	14,333
Total accrued liabilities	$80,268	$62,389

Other non-current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Deferred revenue (Note 10)	$4,262	$8,286
Asset retirement obligations (Note 14)	—	28,258
Other	2,024	2,100
Total other non-current liabilities	$6,286	$38,644

Note 4 — Equity Method Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform, which is in the process of being decommissioned and is expected to be substantially completed within the next 12 months. The liability balances for our share of Independence Hub’s estimated obligations, net of remaining working capital, were $2.2 million at June 30, 2020 and $4.1 million at December 31, 2019.
Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease cost	$16,106	$18,056	$32,429	$36,189
Variable lease cost	3,840	3,222	7,052	6,297
Short-term lease cost	9,992	4,804	17,166	8,962
Sublease income	(328)	(373)	(607)	(726)
Net lease cost	$29,610	$25,709	$56,040	$50,722

Maturities of our operating lease liabilities as of June 30, 2020 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2020	$29,916	$3,051	$32,967
2021	54,347	5,598	59,945
2022	52,106	5,093	57,199
2023	34,580	4,562	39,142
2024	2,470	4,296	6,766
Thereafter	—	5,937	5,937
Total lease payments	$173,419	$28,537	$201,956
Less: imputed interest	(18,665)	(5,285)	(23,950)
Total operating lease liabilities	$154,754	$23,252	$178,006

Current operating lease liabilities	$48,351	$4,672	$53,023
Non-current operating lease liabilities	106,403	18,580	124,983
Total operating lease liabilities	$154,754	$23,252	$178,006

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2020	$60,210	$6,610	$66,820
2021	54,564	5,888	60,452
2022	52,106	5,257	57,363
2023	34,580	4,622	39,202
2024	2,470	4,349	6,819
Thereafter	—	6,251	6,251
Total lease payments	$203,930	$32,977	$236,907
Less: imputed interest	(24,846)	(6,449)	(31,295)
Total operating lease liabilities	$179,084	$26,528	$205,612

Current operating lease liabilities	$48,716	$5,069	$53,785
Non-current operating lease liabilities	130,368	21,459	151,827
Total operating lease liabilities	$179,084	$26,528	$205,612

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2020	December 31, 2019

Weighted average remaining lease term	3.5 years	4.0 years
Weighted average discount rate	7.53%	7.54%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended June 30,
	2020	2019

Cash paid for operating lease liabilities	$32,731	$35,784
ROU assets obtained in exchange for new operating lease obligations	—	671
Note 6 — Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention

Balance at December 31, 2019	$7,157
Impairment loss (1)	(6,689)
Other adjustments (2)	(468)
Balance at June 30, 2020	$—

(1)As a result of the decline in oil prices as well as energy and energy services valuations during the first quarter 2020 due to the ongoing COVID-19 pandemic and the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”), we identified that it was more likely than not that the fair value of goodwill associated with our STL acquisition was less than its carrying amount. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a charge to write off the carrying amount of the goodwill. The fair value of the reporting unit used to determine the impairment was estimated using a discounted cash flow approach.
(2)Relates to foreign currency adjustments.

Note 7 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2020 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$3,500	$—	$—	$7,378	$71,428	$82,306
One to two years	28,000	125,000	—	7,746	—	160,746
Two to three years	—	—	—	8,133	—	8,133
Three to four years	—	—	125,000	8,538	—	133,538
Four to five years	—	—	—	8,965	—	8,965
Over five years	—	—	—	19,294	—	19,294
Gross debt	31,500	125,000	125,000	60,054	71,428	412,982
Unamortized debt discounts (2)	—	(6,395)	(12,829)	—	—	(19,224)
Unamortized debt issuance costs (3)	(286)	(971)	(2,068)	(3,293)	(278)	(6,896)
Total debt	31,214	117,634	110,103	56,761	71,150	386,862
Less: current maturities	(3,500)	—	—	(7,378)	(71,150)	(82,028)
Long-term debt	$27,714	$117,634	$110,103	$49,383	$—	$304,834
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

Below is a summary of certain components of our indebtedness:

Credit Agreement

On June 30, 2017, we entered into an Amended and Restated Credit Agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). On June 28, 2019, we amended our existing term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility”) under the Credit Agreement. The Credit Agreement is comprised of a $35 million Term Loan and a Revolving Credit Facility of $175 million and matures on December 31, 2021. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of June 30, 2020, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $172.4 million, net of $2.6 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 3.43% as of June 30, 2020. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

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

Convertible Senior Notes Due 2022 (“2022 Notes”)

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

The indenture governing the 2022 Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee under the indenture or the holders of not less than 25% in aggregate principal amount then outstanding under the 2022 Notes may declare the entire principal amount of all the notes, and the interest accrued on such notes, if any, to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to us or a subsidiary, the principal amount of the 2022 Notes together with any accrued and unpaid interest thereon will become immediately due and payable.

The 2022 Notes are separated between the equity component of $11.0 million recognized in shareholders’ equity and the debt component which is presented as long-term debt, net of unamortized debt discount and debt issuance costs. The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount over the term of the 2022 Notes. For the three- and six-month periods ended June 30, 2020, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $4.3 million, respectively. For the three- and six-month periods ended June 30, 2019, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $4.2 million, respectively. The remaining unamortized debt discount of the 2022 Notes was $6.4 million at June 30, 2020 and $8.0 million at December 31, 2019.

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

The 2023 Notes are separated between the equity component of $15.9 million recognized in shareholders’ equity and the debt component which is presented as long-term debt, net of unamortized debt discount and debt issuance costs. The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount over the term of the 2023 Notes. For the three- and six-month periods ended June 30, 2020, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.2 million and $4.3 million, respectively. For the three- and six-month periods ended June 30, 2019, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $4.2 million, respectively. The remaining unamortized debt discount of the 2023 Notes was $12.8 million at June 30, 2020 and $14.5 million at December 31, 2019.

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

Other

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of June 30, 2020, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest expense	$7,179	$8,045	$14,573	$15,941
Interest income	(116)	(675)	(582)	(1,433)
Capitalized interest	—	(5,165)	(1,182)	(10,205)
Net interest expense	$7,063	$2,205	$12,809	$4,303

Note 8 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The CARES Act, which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, we recognized an estimated $5.2 million net tax benefit in the six-month period ended June 30, 2020, consisting of a $15.8 million current tax benefit and a $10.6 million deferred tax expense. This $5.2 million net tax benefit resulted from our deferred tax assets related to our net operating losses in the U.S. being utilized at the previous higher income tax rate applicable to the carryback periods.

We adopted the discrete effective tax rate method for recording income taxes for the three- and six-month periods ended June 30, 2020. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that the use of the discrete method is more appropriate than the annual effective tax rate method because of the current high degree of uncertainty in estimating annual pretax earnings created by uncertainty in future market conditions caused by the ongoing COVID-19 pandemic as well as uncertainty in the oil and gas market. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.

Income taxes are provided based on the U.S. statutory rate and the local statutory rate for each foreign jurisdiction adjusted for items that are required for federal and foreign income tax reporting purposes. The effective tax rate for the three-month period ended June 30, 2020 was negative primarily due to the earnings mix between our higher and lower tax rate jurisdictions. The effective tax rate for the six-month loss period ended June 30, 2020 was higher than the U.S. statutory rate primarily due to our carrying back certain net operating losses to prior periods with higher income tax rates as well as the restructuring of certain foreign subsidiaries. The effective tax rates for the three- and six-month periods ended June 30, 2019 were lower than the U.S. statutory rate primarily due to a significant portion of our earnings being generated in certain jurisdictions with lower tax rates.

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Taxes at U.S. statutory rate	$1,087	21.0%	$4,137	21.0%	$(6,267)	21.0%	$4,482	21.0%
Foreign tax provision	(2,166)	(41.8)	(1,664)	(8.4)	(1,116)	3.7	(1,914)	(9.0)
CARES Act	580	11.2	—	—	(5,234)	17.6	—	—
Subsidiary restructuring	—	—	—	—	(8,333)	27.9	—	—
Other	228	4.4	403	2.0	(414)	1.4	632	3.0
Income tax provision (benefit)	$(271)	(5.2)%	$2,876	14.6%	$(21,364)	71.6%	$3,200	15.0%

Note 9 — Shareholders’ Equity

The components of accumulated other comprehensive loss (“accumulated OCI”) are as follows (in thousands):

	June 30, 2020	December 31, 2019

Cumulative foreign currency translation adjustment	$(99,938)	$(64,455)
Net unrealized loss on hedges, net of tax (1)	—	(285)
Accumulated OCI	$(99,938)	$(64,740)
(1)Relates to foreign currency hedges for the Grand Canyon III charter as well as interest rate hedge contracts for the Nordea Q5000 Loan (Note 19).
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

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended June 30, 2020
Short-term	$55,368	$36,084	$—	$—	$91,452
Long-term	90,473	14,752	13,593	(11,123)	107,695
Total	$145,841	$50,836	$13,593	$(11,123)	$199,147

Three months ended June 30, 2019
Short-term	$62,788	$28,701	$—	$—	$91,489
Long-term	96,286	16,745	15,621	(18,413)	110,239
Total	$159,074	$45,446	$15,621	$(18,413)	$201,728

Six months ended June 30, 2020
Short-term	$137,692	$58,525	$—	$—	$196,217
Long-term	148,801	27,569	29,134	(21,553)	183,951
Total	$286,493	$86,094	$29,134	$(21,553)	$380,168

Six months ended June 30, 2019
Short-term	$92,593	$53,631	$—	$—	$146,224
Long-term	188,712	30,856	30,874	(28,115)	222,327
Total	$281,305	$84,487	$30,874	$(28,115)	$368,551
(1)Intercompany revenues among our business segments are under agreements that are considered long-term.

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable that have been billed to customers are recorded as trade accounts receivable while accounts receivable that have not been billed to customers are recorded as unbilled accounts receivable.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.4 million at June 30, 2020 and $0.7 million at December 31, 2019. We had no impairment losses on our contract assets for the three- and six-month periods ended June 30, 2020 and 2019.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $14.8 million at June 30, 2020 and $19.9 million at December 31, 2019. Revenue recognized for the three- and six-month periods ended June 30, 2020 included $3.5 million and $6.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2019 included $2.6 million and $5.2 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2020, $574.2 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $262.8 million in 2020, $221.5 million in 2021 and $89.9 million in 2022 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2020.

For the three- and six-month periods ended June 30, 2020 and 2019, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $32.1 million at June 30, 2020 and $42.9 million at December 31, 2019. For the three- and six-month periods ended June 30, 2020, we recorded $8.8 million and $18.0 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. For the three- and six-month periods ended June 30, 2019, we recorded $8.2 million and $15.9 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. There were no associated impairment losses for any period presented.

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

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$5,450		$16,854
Less: Undistributed earnings allocated to participating securities	(37)		(141)
Accretion of redeemable noncontrolling interests	(69)		(18)
Net income available to common shareholders, basic	$5,344	148,971	$16,695	147,521

Diluted:
Net income available to common shareholders, basic	$5,344	148,971	$16,695	147,521
Effect of dilutive securities:
Share-based awards other than participating securities	—	720	—	580
Net income available to common shareholders, diluted	$5,344	149,691	$16,695	148,101

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(6,488)		$18,172
Less: Undistributed earnings allocated to participating securities	—		(159)
Accretion of redeemable noncontrolling interests	(2,155)		(18)
Net income (loss) available to common shareholders, basic	$(8,643)	148,917	$17,995	147,471

Diluted:
Net income (loss) available to common shareholders, basic	$(8,643)	148,917	$17,995	147,471
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	460
Net income (loss) available to common shareholders, diluted	$(8,643)	148,917	$17,995	147,931

We had a net loss for the six-month period ended June 30, 2020. Accordingly, our diluted EPS calculation for this period excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Six Months Ended
June 30, 2020

Diluted shares (as reported)	148,917
Share-based awards	980
Total	149,897

In addition, the following potentially dilutive shares related to the 2022 Notes and the 2023 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

2022 Notes	8,997	8,997	8,997	8,997
2023 Notes	13,202	13,202	13,202	13,202

Note 12 — Employee Benefit Plans

Long-Term Incentive Plan

As of June 30, 2020, there were 7.0 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the six-month period ended June 30, 2020, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2020 (1)	369,938	$9.63	33% per year over three years
January 2, 2020 (2)	369,938	13.15	100% on January 2, 2023
January 2, 2020 (3)	5,679	9.63	100% on January 1, 2022
April 1, 2020 (3)	43,351	1.64	100% on January 1, 2022
(1)Reflects grants of restricted stock to our executive officers and select management employees.
(2)Reflects grants of performance share units (“PSUs”) to our executive officers and select management employees. The PSUs provide for an award based on the performance of our common stock over a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.
(3)Reflects grants of restricted stock to certain independent members of our Board of Directors who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three- and six-month periods ended June 30, 2020, $1.0 million and $2.1 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2019, $2.4 million and $3.7 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. PSUs granted prior to 2017 were settled in cash and accounted for as liability awards. PSUs granted beginning in 2017 are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. Compensation cost for PSUs that are accounted for as equity awards is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis as an increase to equity. For the three- and six-month periods ended June 30, 2020, $0.9 million and $2.0 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2019, $1.4 million and $2.7 million, respectively, were recognized as share-based compensation related to PSUs. In January 2020, based on the performance of our common stock over a three-year period, 589,335 equity PSU awards granted in 2017 vested at 200% and resulted in the delivery of 1,178,670 shares of our common stock with a total market value of $11.4 million.

In 2020 and 2019, we granted fixed-value cash awards of $4.7 million and $4.6 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2020, $1.1 million and $2.3 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2019, $0.8 million and $1.6 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions, which were reactivated in April 2019, are in the form of cash and currently consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of June 30, 2020, 1.8 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2019 Form 10-K.
Note 13 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention business segment for financial reporting purposes. Our Well Intervention reportable segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes IRSs and SILs, some of which we provide on a stand-alone basis. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels, including the Ross Candies, which is under a flexible charter agreement through August 2020. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of oil and gas properties (Note 14). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues —
Well Intervention	$145,841	$159,074	$286,493	$281,305
Robotics	50,836	45,446	86,094	84,487
Production Facilities	13,593	15,621	29,134	30,874
Intercompany eliminations	(11,123)	(18,413)	(21,553)	(28,115)
Total	$199,147	$201,728	$380,168	$368,551

Income (loss) from operations —
Well Intervention	$11,758	$26,672	$6,066	$36,313
Robotics	7,781	2,949	4,957	(955)
Production Facilities	3,365	4,452	7,008	8,857
Segment operating income	22,904	34,073	18,031	44,215
Goodwill impairment (1)	—	—	(6,689)	—
Corporate, eliminations and other	(8,710)	(11,001)	(18,175)	(20,874)
Total	$14,194	$23,072	$(6,833)	$23,341
(1)Relates to goodwill associated with our STL acquisition (Note 6).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Well Intervention (1)	$3,910	$9,812	$7,214	$13,037
Robotics	7,213	8,601	14,339	15,078
Total	$11,123	$18,413	$21,553	$28,115
(1)Both amounts in 2019 included $5.3 million associated with P&A work on one of the oil and gas properties in our Production Facilities segment (Note 14), which amounts are paid by Marathon Oil as the corresponding P&A work is completed.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	June 30, 2020	December 31, 2019

Well Intervention	$2,128,563	$2,180,180
Robotics	136,868	151,478
Production Facilities	135,474	142,624
Corporate and other	83,764	122,449
Total	$2,484,669	$2,596,731
Note 14 — Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure P&A activities associated with our oil and gas properties acquired from Marathon Oil in January 2019, which costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

The following table describes the changes in our AROs (in thousands):

AROs at January 1, 2020	$28,258
Accretion expense	1,304
AROs at June 30, 2020	$29,562
Note 15 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, which expires in June 2023 for the Siem Helix 1 and in February 2024 for the Siem Helix 2 with options to extend. We have long-term charter agreements for the Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. The charter agreements expire in April 2021 for the Grand Canyon II and in May 2023 for the Grand Canyon III.

We took delivery of the Q7000 in November 2019 and the vessel commenced operations in January 2020. With the delivery of the Q7000, all significant capital commitments have been completed.

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
Note 16 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. As of June 30, 2020, we had restricted cash of $42.1 million, which serves as collateral for one project-related letter of credit. The letter of credit was cancelled in July 2020 and the restrictions on the cash were subsequently released. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019

Interest paid, net of interest capitalized	$8,413	$1,478
Income taxes paid	4,937	5,478

Our non-cash investing activities include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $1.6 million at June 30, 2020 and $10.2 million at December 31, 2019.
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

The following table sets forth the activity in our allowance for credit losses (in thousands):

Allowance for Credit Losses

Balance at December 31, 2019	$—
Initial adoption of ASU 2016-13 (Note 1)	785
Provision for current expected credit losses (1)	2,424
Balance at June 30, 2020	$3,209
(1)This amount consists of a $1.7 million credit loss reserve related to a receivable in our Robotics business segment and general current expected credit loss adjustments.

Note 18 — Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•Level 1 — Observable inputs such as quoted prices in active markets;
•Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 — Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 19) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. The fair value of our interest rate swaps is calculated as the discounted cash flows of the difference between the rate fixed by the hedging instrument and the LIBOR forward curve over the remaining term of the hedging instrument. The fair value of our foreign currency exchange contracts is calculated as the discounted cash flows of the difference between the fixed payment specified by the hedging instrument and the expected cash inflow of the forecasted transaction using a foreign currency forward curve. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. As of June 30, 2020, there were no financial instruments measured at fair value on a recurring basis. The following table provides additional information relating to financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

.

	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$44	$—	$44	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	401	—	401	(c)
Foreign exchange contracts — non-hedging instruments	—	601	—	601	(c)
Total net liability	$—	$958	$—	$958

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures December 2021)	$31,500	$30,476	$33,250	$32,959
Nordea Q5000 Loan (matures January 2021) (4)	71,428	71,830	89,286	89,398
MARAD Debt (matures February 2027)	60,054	65,444	63,610	68,643
2022 Notes (mature May 2022)	125,000	105,625	125,000	134,225
2023 Notes (mature September 2023)	125,000	99,375	125,000	162,188
Total debt	$412,982	$372,750	$436,146	$487,413
(1)Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)The estimated fair value of the 2022 Notes and the 2023 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.
(3)The principal amount and estimated fair value of the 2022 Notes and the 2023 Notes are for the entire instrument inclusive of the conversion feature reported in shareholders’ equity.
(4)The maturity date of the Nordea Q5000 was extended from April 2020 to January 2021 as a result of an amendment to the Nordea Credit Agreement in March 2020 (Note 7).

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

Interest Rate Risk

From time to time, we enter into interest rate swaps to stabilize cash flows related to our long-term variable interest rate debt. In June 2015, we entered into interest rate swap contracts to fix the interest rate on $187.5 million of the Nordea Q5000 Loan. These swap contracts expired in April 2020. Our interest rate swap contracts qualified for cash flow hedge accounting treatment. Changes in the fair value of interest rate swaps were reported in accumulated OCI (net of tax). These changes were subsequently reclassified into earnings when the anticipated interest was recognized as interest expense.

Foreign Currency Exchange Rate Risk

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. We enter into foreign currency exchange contracts from time to time to stabilize expected cash outflows related to forecasted transactions that are denominated in foreign currencies. In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in Norwegian kroner through July 2019 and February 2020, respectively. Changes in the fair value of foreign currency exchange contracts that qualify for hedge accounting treatment were reported in accumulated OCI (net of tax). These changes were subsequently reclassified into earnings when the forecasted payments were made. Changes in the fair value of foreign currency exchange contracts that did not qualify as cash flow hedges were recognized immediately in earnings within “Other expense, net” in the accompanying condensed consolidated statements of operations.

Quantitative Disclosures Relating to Derivative Instruments

We had no derivative instruments that were designated as hedging instruments as of June 30, 2020. The following table presents the balance sheet location and fair value of our hedging instruments as of December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$44
		$44

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$401
		$401

We had no derivative instruments that were not designated as hedging instruments as of June 30, 2020. The following table presents the balance sheet location and fair value of our non-hedging instruments as of December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$601
		$601

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands):

	Unrealized Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Foreign exchange contracts	$—	$(24)	$(54)	$(58)
Interest rate swaps	1	(254)	(41)	(369)
	$1	$(278)	$(95)	$(427)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

Foreign exchange contracts	Cost of sales	$—	$(2,185)	$(455)	$(4,263)
Interest rate swaps	Net interest expense	(25)	210	3	442
		$(25)	$(1,975)	$(452)	$(3,821)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

Foreign exchange contracts	Other expense, net	$—	$(2)	$(81)	$(42)
		$—	$(2)	$(81)	$(42)
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

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

•statements regarding our business strategy and any other business plans, forecasts or objectives, any or all of which are subject to change;
•statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, capital expenditures or other financial items;
•statements regarding our backlog and commercial contracts and rates thereunder;
•statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
•statements regarding the ongoing COVID-19 pandemic and recent oil price volatility, and their respective effects and results, our protocols and plans, the continuation of our current backlog, the spot market, our cost reduction plans and our ability to manage current changes;
•statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
•statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
•statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
•statements regarding our trade receivables and their collectability;
•statements regarding potential developments, industry trends, performance or industry ranking;
•statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;

•statements regarding our ability to retain our senior management and other key employees;
•statements regarding the underlying assumptions related to any projection or forward-looking statement; and
•any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•the results and effects of the ongoing COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
•the impact of domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;
•the general impact of oil and gas price volatility and the cyclical nature of the oil and gas industry;
•the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
•the ability to effectively bid and perform our contracts, including the impact of equipment problems or failure;
•the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
•unexpected future capital expenditures, including the amount and nature thereof;
•the effectiveness and timing of completion of our vessel and/or system upgrades and major maintenance items;
•unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
•the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
•the results of our continuing efforts to control costs and improve performance;
•the success of our risk management activities;
•the effects of competition;
•the availability of capital (including any financing) to fund our business strategy and/or operations;
•the impact of current and future laws and governmental regulations, including tax and accounting developments, such as the U.S. Tax Cuts and Jobs Act and the CARES Act and regulations thereunder;
•the impact of U.K.’s exit from the European Union, known as Brexit, on our business, operations and financial condition, which is unknown at this time;
•the effect of adverse weather conditions and/or other risks associated with marine operations;
•the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
•the effectiveness of our current and future hedging activities;
•the potential impact of a loss of one or more key employees; and
•the impact of general, market, industry or business conditions.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Our services cover the lifecycle of an offshore oil or gas field. Our services also include subsea cable burial and seabed clearing services for the offshore renewable energy sector. With the delivery in November 2019 and the commencement of operations in January 2020 of the Q7000, our well intervention fleet currently includes seven purpose-built well intervention vessels, six IRSs, three SILs and one Riserless Open-water Abandonment Module (“ROAM”). Our robotics equipment currently includes 44 work-class ROVs, four trenchers and one ROVDrill. We also charter ROV support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotic operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and several wells and related infrastructure associated with the Droshky Prospect.

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

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas industry and the offshore renewable energy sector, and in particular, the willingness of oil and gas companies to spend on operational activities and capital projects. The performance of our business is also largely dependent on the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

•worldwide economic activity and general economic and business conditions, including available access to global capital and capital markets;
•the global supply and demand for oil and natural gas;
•political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in the Middle East and other oil-producing regions;
•actions taken by OPEC and/or OPEC+;
•the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•the exploration and production of onshore shale oil and natural gas;
•the cost of offshore exploration for and production and transportation of oil and natural gas;
•the level of excess production capacity;
•the ability of oil and gas companies to generate funds or otherwise obtain external capital for capital projects and production operations;
•the sale and expiration dates of offshore leases globally;
•technological advances affecting energy exploration, production, transportation and consumption;
•potential acceleration of the development of alternative fuels;
•shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
•weather conditions, natural disasters, and epidemic and pandemic diseases, including the ongoing COVID-19 pandemic;
•environmental and other governmental regulations; and
•domestic and international tax laws, regulations and policies.

Crude oil prices declined significantly in 2014 and have been volatile since then, most recently experiencing a precipitous decline through April 2020 due to the ongoing COVID-19 pandemic as well as the price war among OPEC+ nations during the first quarter 2020. Prices have since recovered slightly as OPEC+ nations have cut production, fears of vast oversupply and a lack of storage capacity have subsided, and economic shutdowns resulting from the pandemic have eased in certain regions. However, oil prices remained low through the second quarter 2020 and their recovery remains tepid. The decline in oil prices and the volatility and uncertainty in prices have caused oil and gas operators to drastically reduce spending (on both operational activities and capital projects), which has decreased the demand and rates for services provided by all offshore services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. Rig day rates are also a pricing indicator for our services. Rig overhang, combined with lower volumes of work for and lower day rates quoted by drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

We saw improvements in 2019 as compared to 2018 and expected to see a continued recovery as we entered 2020. Rig overhang had reduced, and customer activity and oil prices had recovered to some extent. However, the ongoing COVID-19 pandemic has contributed to a slower recovery. While the full impact of the COVID-19 pandemic, including the duration of the decrease in economic activity and the resulting impact on the demand and price of oil, is unknown, we expect that the industry may be depressed through 2021 and possibly beyond. We are seeing and expect to continue to see operators reducing spending and deferring work, asserting claims of force majeure and/or cancelling contracts and rig contractors lowering prices, stacking rigs, furloughing employees, and recognizing losses. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce.

The COVID-19 pandemic and the decrease in the price of oil have impacted our operating results in the second quarter 2020. Most if not all of our customers have drastically cut their spending, which has reduced the demand and rates for our services. We have warm-stacked two of our vessels as a result of decreased demand: the Seawell in the North Sea and the Q7000 which recently completed a project offshore Nigeria. The COVID-19 pandemic continues to pose challenges with, and increase costs related to, our supply chain, logistics and human capital resources, including minimizing the direct impact of COVID-19 on our offshore workforce and challenges with offshore crew changes due to travel restrictions and quarantine measures. We have also recognized a loss related to the impairment of our goodwill. While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact they will have on our financial position, results of operations and cash flows. For more information on COVID-19 and its actual and potential impact on Helix, please refer to the risk factor described under Item 1A. “Risk Factors” in this Quarterly Report.

Despite this current period of market weakness and volatility, over the longer term we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. As oil and gas companies re-assess and focus their budgetary spend allocations, we expect that it may be weighted towards production enhancement activities rather than exploration projects as enhancement is less expensive per incremental barrel of oil than new exploration. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. We believe that we have a competitive advantage in performing well intervention services efficiently. Our well intervention and robotics operations are intended to service the life span of an oil and gas field as well as to provide P&A services at the end of the life of a field as required by governmental regulations. We believe that fundamentals for our business remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end of life wells are primary drivers of demand for our services. This belief is based on multiple factors, including: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells.

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of June 30, 2020, our consolidated backlog that is supported by written agreements or contracts totaled $574 million, of which $263 million is expected to be performed over the remainder of 2020. The substantial majority of our backlog is associated with our Well Intervention business segment. As of June 30, 2020, our well intervention backlog was $365 million, including $198 million expected to be performed over the remainder of 2020. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 83% of our total backlog as of June 30, 2020. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.
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

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets and the general provision for current expected credit losses, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments and other than temporary loss on note receivable, which are excluded from EBITDA as a component of net other income or expense. We define free cash flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$5,450	$16,823	$(8,478)	$18,141
Adjustments:
Income tax provision (benefit)	(271)	2,876	(21,364)	3,200
Net interest expense	7,063	2,205	12,809	4,303
Loss on extinguishment of long-term debt	—	18	—	18
Other expense, net	2,069	1,311	12,496	145
Depreciation and amortization	33,969	28,003	65,567	56,512
Goodwill impairment	—	—	6,689	—
EBITDA	48,280	51,236	67,719	82,319
Adjustments:
Gain on disposition of assets, net	(473)	—	(473)	—
General provision for current expected credit losses	108	—	694	—
Realized losses from foreign exchange contracts not designated as hedging instruments	—	(912)	(682)	(1,781)
Adjusted EBITDA	$47,915	$50,324	$67,258	$80,538

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities	$6,042	$32,561
Less: Capital expenditures, net of proceeds from sale of assets	(17,081)	(24,933)
Free cash flow	$(11,039)	$7,628

Comparison of Three Months Ended June 30, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$145,841	$159,074	$(13,233)	(8)%
Robotics	50,836	45,446	5,390	12%
Production Facilities	13,593	15,621	(2,028)	(13)%
Intercompany eliminations	(11,123)	(18,413)	7,290
	$199,147	$201,728	$(2,581)	(1)%

Gross profit (loss) —
Well Intervention	$15,287	$30,237	$(14,950)	(49)%
Robotics	11,092	5,137	5,955	116%
Production Facilities	3,670	4,900	(1,230)	(25)%
Corporate, eliminations and other	(473)	(340)	(133)
	$29,576	$39,934	$(10,358)	(26)%

Gross margin —
Well Intervention	10%	19%
Robotics	22%	11%
Production Facilities	27%	31%
Total company	15%	20%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7/72%	6/94%
Robotics assets (3)	49/34%	51/41%
Chartered robotics vessels	6/95%	4/92%
(1)Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended June 30, 2020 and 2019 included 342 and 24 spot vessel days, respectively, at near full utilization.
(3)Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2020	2019

Well Intervention	$3,910	$9,812	$(5,902)
Robotics	7,213	8,601	(1,388)
	$11,123	$18,413	$(7,290)

Net Revenues.  Our consolidated net revenues for the three-month period ended June 30, 2020 decreased by 1% as compared to the same period in 2019, reflecting lower revenues from our Well Intervention and Production Facilities business segments, offset in part by higher revenues from our Robotics business segment and lower intercompany eliminations.

Our Well Intervention revenues decreased by 8% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower utilization on the Seawell as the vessel entered warm stack mode in April 2020, offset in part by 12 days of utilization on the Q7000 for operations in Nigeria prior to the vessel being warm stacked in April 2020.

Robotics revenues increased by 12% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting increased chartered vessel days and improvements in chartered vessel utilization, including significant increases in spot vessel days primarily due to an offshore wind farm site clearance project in the North Sea and a marine salvage project offshore Australia, offset in part by lower ROV and trenching activity. Our results included 499 vessel days and 119 trenching days during the three-month period ended June 30, 2020 as compared to 273 vessel days and 229 trenching days during the same period in 2019.

Our Production Facilities revenues decreased by 13% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas production revenues.

The decrease in intercompany eliminations was primarily attributable to a $5.3 million elimination in the three-month period ended June 30, 2019 of revenues that our Well Intervention business segment earned associated with its commencement of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our consolidated gross profit decreased by 26% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower gross profit in our Well Intervention and Production Facilities business segments, offset in part by higher gross profit in our Robotics business segment.

The gross profit related to our Well Intervention segment decreased by 49% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower revenues on the Seawell and stacking costs incurred on the Q7000.

The gross profit related to our Robotics segment increased by 116% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting higher revenues as well as lower costs due to the expiration of the Grand Canyon II hedge in July 2019 and the Grand Canyon III hedge in February 2020 (Note 19).

The gross profit related to our Production Facilities segment decreased by 25% for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas production revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the three-month period ended June 30, 2020 included a $1.7 million credit loss related to a receivable in our Robotics business segment (Note 17). Excluding this charge, our selling, general and administrative expenses decreased by $2.7 million for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting cost-saving measures during the second quarter 2020.

Net Interest Expense.  Our net interest expense increased by $4.9 million for the three-month period ended June 30, 2020 as compared to the same period in 2019. Net interest expense for the three-month period ended June 30, 2019 included $5.2 million in capitalized interest as a result of the completion of the Q7000 (Note 7).

Other Expense, Net.  Net other expense increased by $0.8 million for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting higher foreign currency transaction losses due to the weakening of the British pound.

Income Tax Provision (Benefit).  Income tax benefit was $0.3 million for the three-month period ended June 30, 2020 as compared to an income tax provision of $2.9 million for the same period in 2019. The effective tax rates for the three-month periods ended June 30, 2020 and 2019 were (5.2)% benefit and 14.6% expense, respectively. The variance in the effective tax rate was primarily due to the earnings mix between our higher and lower tax rate jurisdictions (Note 8).
Comparison of Six Months Ended June 30, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$286,493	$281,305	$5,188	2%
Robotics	86,094	84,487	1,607	2%
Production Facilities	29,134	30,874	(1,740)	(6)%
Intercompany eliminations	(21,553)	(28,115)	6,562
	$380,168	$368,551	$11,617	3%

Gross profit (loss) —
Well Intervention	$14,031	$43,747	$(29,716)	(68)%
Robotics	10,625	3,548	7,077	199%
Production Facilities	7,877	9,671	(1,794)	(19)%
Corporate, eliminations and other	(947)	(778)	(169)
	$31,586	$56,188	$(24,602)	(44)%

Gross margin —
Well Intervention	5%	16%
Robotics	12%	4%
Production Facilities	27%	31%
Total company	8%	15%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7/72%	6/84%
Robotics assets (3)	49/34%	51/40%
Chartered robotics vessels	6/92%	4/90%
(1)Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the six-month periods ended June 30, 2020 and 2019 included 614 and 108 spot vessel days, respectively, at near full utilization.
(3)Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments at rates consistent with those charged to third parties. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2020	2019

Well Intervention	$7,214	$13,037	$(5,823)
Robotics	14,339	15,078	(739)
	$21,553	$28,115	$(6,562)

Net Revenues.  Our consolidated net revenues increased by 3% for the six-month period ended June 30, 2020 as compared to the same period in 2019, reflecting higher revenues from our Well Intervention and Robotics business segments as well as lower intercompany eliminations, offset in part by lower revenues from our Production Facilities business segment.

Our Well Intervention revenues increased by 2% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting higher revenues due to the addition of the Q7000 to our Well Intervention fleet with the commencement of the vessel's operations in Nigeria in January 2020 as well as higher utilization on the Well Enhancer. These revenue increases were partially offset by lower utilization on the Seawell as the vessel entered warm stack mode in April 2020 as well as lower vessel utilization in the Gulf of Mexico as both the Q4000 and the Q5000 had scheduled regulatory certification inspections during the first quarter 2020.

Robotics revenues increased by 2% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting increased chartered vessel days and higher chartered vessel utilization, including significant increases in spot vessel days primarily due to an offshore wind farm site clearance project in the North Sea and a marine salvage project offshore Australia, offset in part by the decrease in trenching activity and a reduction in ROV, trencher and ROVDrill utilization as compared to the same period in 2019. Our results included 904 vessel days and 161 trenching days during the six-month period ended June 30, 2020 as compared to 584 vessel days and 365 trenching days during the same period in 2019.

Our Production Facilities revenues decreased by 6% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas production revenues.

The decrease in intercompany eliminations was primarily attributable to a $5.3 million elimination in the six-month period ended June 30, 2019 of revenues that our Well Intervention business segment earned associated with its commencement of P&A work on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our consolidated gross profit decreased by 44% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower gross profit in our Well Intervention business segment.

The gross profit related to our Well Intervention business segment decreased by 68% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting the warm stacking of the Seawell and the Q7000 beginning in April 2020 as well as lower vessel utilization in the Gulf of Mexico.

The gross profit related to our Robotics segment increased by 199% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting higher revenues as well as the expiration of the Grand Canyon II hedge in July 2019 and the Grand Canyon III hedge in February 2020 (Note 19).

The gross profit related to our Production Facilities segment decreased by 19% for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas production revenues.

Goodwill Impairment.  The $6.7 million impairment charge for the six-month period ended June 30, 2020 reflects the write-off of the entire goodwill balance associated with STL (Note 6).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the six-month period ended June 30, 2020 included a $2.4 million provision for current expected credit losses (Note 17). Excluding this charge, our selling, general and administrative expenses decreased by $3.1 million for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting cost-saving measures during the second quarter 2020.

Net Interest Expense.  Our net interest expense increased by $8.5 million for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower capitalized interest. Capitalized interest totaled $1.2 million for the six-month period ended June 30, 2020 as compared to $10.2 million for the same period in 2019 as a result of the completion of the Q7000 (Note 7).

Other Expense, Net.  Net other expense increased by $12.4 million for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting higher foreign currency transaction losses due to the weakening of the British pound.

Income Tax Provision (Benefit).  Income tax benefit was $21.4 million for the six-month period ended June 30, 2020 as compared to an income tax provision of $3.2 million for the same period in 2019. The effective tax rates for the six-month periods ended June 30, 2020 and 2019 were 71.6% benefit and 15.0% expense, respectively. The variance in the effective tax rate was primarily due to our carrying back certain net operating losses to prior periods with higher income tax rates as well as the restructuring of certain foreign subsidiaries (Note 8).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30, 2020	December 31, 2019

Net working capital	$191,532	$153,508
Long-term debt (1)	304,834	306,122
Liquidity (2)	350,814	379,533
(1)Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discounts and debt issuance costs. See Note 7 for information relating to our long-term debt.
(2)Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under the Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at June 30, 2020 included cash and cash equivalents of $178.4 million and $172.4 million of available borrowing capacity under the Revolving Credit Facility (Note 7). Our liquidity at December 31, 2019 included cash and cash equivalents of $208.4 million and $171.1 million of available borrowing capacity under the Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discounts and debt issuance costs, is as follows (in thousands):

	June 30, 2020	December 31, 2019

Term Loan (matures December 2021)	$31,214	$32,869
Nordea Q5000 Loan (matures January 2021)	71,150	89,031
MARAD Debt (matures February 2027)	56,761	60,073
2022 Notes (mature May 2022) (1)	117,634	115,765
2023 Notes (mature September 2023) (1)	110,103	108,115
Total debt	$386,862	$405,853
(1)The 2022 Notes and the 2023 Notes will increase to their face amounts through accretion of the debt discounts through May 1, 2022 and September 15, 2023, respectively.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$6,042	$32,561
Investing activities	(17,081)	(29,014)
Financing activities	(28,149)	(22,469)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

The ongoing COVID-19 pandemic, challenging market conditions and industry-wide spending cuts have begun to impact our revenues and we expect these events to continue to impact our results into the near future. Our operating cash flows are impacted to the extent we cannot reduce costs or replace those revenues. Despite these challenges, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we are reducing, deferring or canceling certain planned capital expenditures and reducing our overall cost structure commensurate with our expected level of activities. We have lowered our capital expenditure outlook and reduced operating costs through various measures including warm stacking two of our vessels. These costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

The ongoing COVID-19 pandemic has contributed to rising yields on our existing debt as well as volatility in our stock price, both of which increase our cost of capital. The ongoing COVID-19 pandemic and its continued strain on the financial sector have also contributed to limited access to certain capital markets. A prolonged period of weak, or a significant decrease in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty. Decreases in our revenues and EBITDA, including as may be attributable to the fallout from the ongoing COVID-19 pandemic, may limit our ability to fully access the Revolving Credit Facility. At June 30, 2020, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $172.4 million, net of $2.6 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default.

Operating Cash Flows

Total cash flows provided by operating activities decreased by $26.5 million for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily reflecting lower operating income and increases in working capital.

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

	Six Months Ended June 30,
	2020	2019
Capital expenditures:
Well Intervention	$(16,888)	$(26,621)
Robotics	(255)	(139)
Production Facilities	—	(109)
Other	(436)	(589)
STL acquisition, net	—	(4,081)
Proceeds from sale of assets	498	2,525
Other	—	—
Net cash used in investing activities	$(17,081)	$(29,014)

Our capital expenditures primarily included payments associated with the construction and completion of the Q7000, which was completed and commenced operations in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $28.1 million for the six-month period ended June 30, 2020 primarily reflect the repayment of $23.2 million of our indebtedness (Note 7). Net cash outflows from financing activities of $22.5 million for the six-month period ended June 30, 2019 primarily reflect the repayment of $19.9 million of our indebtedness.

Free Cash Flow

Free cash flow decreased by $18.7 million for the six-month period ended June 30, 2020 as compared to the same period in 2019 primarily attributable to the decrease in operating cash flows.

Free cash flow is a non-GAAP financial measure. See “RESULTS OF OPERATIONS” above for the definition and calculation of free cash flow.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems, will approximate $38 million for 2020.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of June 30, 2020 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$31,500	$3,500	$28,000	$—	$—
Nordea Q5000 Loan	71,428	71,428	—	—	—
MARAD Debt	60,054	7,378	15,879	17,503	19,294
2022 Notes (2)	125,000	—	125,000	—	—
2023 Notes (3)	125,000	—	—	125,000	—
Interest related to debt (4)	41,179	16,565	20,101	3,702	811
Property and equipment	3,942	3,812	130	—	—
Operating leases (5)	311,727	100,465	176,947	30,265	4,050
Total cash obligations	$769,830	$203,148	$366,057	$176,470	$24,155
(1)Excludes unsecured letters of credit outstanding at June 30, 2020 totaling $2.6 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.
(2)Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At June 30, 2020, the conversion trigger was not met. See Note 7 for additional information.
(3)Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At June 30, 2020, the conversion trigger was not met. See Note 7 for additional information.
(4)Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2020 for variable rate debt.
(5)Operating leases include vessel charters and facility and equipment leases. At June 30, 2020, our commitment related to long-term vessel charters totaled approximately $278.5 million, of which $105.1 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2020.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of June 30, 2020, $102.9 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.4 million in interest expense for the six-month period ended June 30, 2020.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2020, we recorded foreign currency translation losses of $35.5 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” For the six-month period ended June 30, 2020, we recognized foreign currency transaction losses of $12.5 million, primarily related to our subsidiaries in the U.K.

In February 2013, we entered into various foreign currency exchange contracts to hedge our foreign currency exposure with respect to the Grand Canyon III charter payments denominated in Norwegian kroner, which expired in February 2020. A portion of these foreign currency exchange contracts qualified for cash flow hedge accounting treatment.
Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor set forth below and the other information presented in this Quarterly Report, you should carefully read and consider Management’s Discussion and Analysis of Financial Condition and Results of Operations included in, and the risk factors set forth in, our 2019 Form 10-K, and the risk factor set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The ongoing COVID-19 pandemic and continued oil price volatility following the recent OPEC+ price war could disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As of June 30, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. As a result the global economy has been marked by significant slowdown and uncertainty, which led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage considerations. The confluence of these events has resulted in significantly weaker outlook for oil producers and by extension oilfield service companies, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the spread of COVID-19, continued oil price volatility or the responses thereto, and if economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations. We have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, however those may not prove fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew (including customer crew), being quarantined and therefore impede the vessel's ability to generate revenue. We have experienced several instances of COVID-19 among our offshore crew, and although to date we have managed to minimize operational disruption, there can be no guarantee that will remain the case. We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen. We may also experience an increased cybersecurity risk as our onshore personnel work remotely.

Further, each of the decline in global oil demand combined with overall market uncertainty resulting from the ongoing COVID-19 pandemic, along with continued oil price volatility, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Our business is adversely affected by low oil prices, especially the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations, and the persistence of current conditions would negatively impact those companies’ willingness and ability to make those expenditures. In the event one or more of our major customers is adversely affected by COVID-19 or otherwise by the current market environment, that may impact our business with them. We may face an increased risk of customers deferring work, asserting claims of force majeure, and/or terminating contracts, or our customers’ inability to make payments or remain solvent. The current environment may make it even more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, the possible acceleration of our repayment of outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
April 1 to April 30, 2020	—	$—	—	6,518,966
May 1 to May 31, 2020	—	—	—	6,585,674
June 1 to June 30, 2020	—	—	—	6,585,674
	—	$—	—
(1)Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.
(2)Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our ESPP (Note 12), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2019 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
10.1 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.2 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.3 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.4 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

* Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	July 23, 2020	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2020	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)