Form 10-Q
period 2020-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2020-10-22
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 16, 2020, 150,160,665 shares of common stock were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,334	$208,431
Restricted cash	—	54,130
Accounts receivable, net of allowance for credit losses of $3,172 and $0, respectively	157,834	125,457
Other current assets	104,117	50,450
Total current assets	521,285	438,468
Property and equipment	2,911,362	2,922,274
Less accumulated depreciation	(1,135,352)	(1,049,637)
Property and equipment, net	1,776,010	1,872,637
Operating lease right-of-use assets	162,052	201,118
Other assets, net	46,127	84,508
Total assets	$2,505,474	$2,596,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,320	$69,055
Accrued liabilities	84,657	62,389
Current maturities of long-term debt	73,401	99,731
Current operating lease liabilities	52,160	53,785
Total current liabilities	276,538	284,960
Long-term debt	283,545	306,122
Operating lease liabilities	112,957	151,827
Deferred tax liabilities	118,411	112,132
Other non-current liabilities	4,958	38,644
Total liabilities	796,409	893,685
Redeemable noncontrolling interests	3,579	3,455
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,136 and 148,888 shares issued, respectively	1,325,520	1,318,961
Retained earnings	460,478	445,370
Accumulated other comprehensive loss	(80,512)	(64,740)
Total shareholders’ equity	1,705,486	1,699,591
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,505,474	$2,596,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$193,490	$212,609	$573,658	$581,160
Cost of sales	158,862	157,535	507,444	469,898
Gross profit	34,628	55,074	66,214	111,262
Gain on disposition of assets, net	440	—	913	—
Goodwill impairment	—	—	(6,689)	—
Selling, general and administrative expenses	(16,053)	(16,076)	(48,256)	(48,923)
Income from operations	19,015	38,998	12,182	62,339
Equity in losses of investment	(11)	(13)	(33)	(82)
Net interest expense	(7,598)	(1,901)	(20,407)	(6,204)
Gain (loss) on extinguishment of long-term debt	9,239	—	9,239	(18)
Other income (expense), net	8,824	(2,285)	(3,672)	(2,430)
Royalty income and other	208	362	2,526	2,897
Income (loss) before income taxes	29,677	35,161	(165)	56,502
Income tax provision (benefit)	5,232	3,539	(16,132)	6,739
Net income	24,445	31,622	15,967	49,763
Net loss attributable to redeemable noncontrolling interests	(54)	(73)	(2,044)	(104)
Net income attributable to common shareholders	$24,499	$31,695	$18,011	$49,867

Earnings per share of common stock:
Basic	$0.16	$0.21	$0.10	$0.33
Diluted	$0.16	$0.21	$0.10	$0.33

Weighted average common shares outstanding:
Basic	149,032	147,575	148,956	147,506
Diluted	149,951	148,354	149,824	148,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$24,445	$31,622	$15,967	$49,763
Other comprehensive income, net of tax:
Net unrealized loss on hedges arising during the period	—	(274)	(95)	(701)
Reclassifications into earnings	—	1,046	452	4,867
Income taxes on hedges	—	(156)	(72)	(838)
Net change in hedges, net of tax	—	616	285	3,328
Foreign currency translation gain (loss)	19,426	(4,301)	(16,057)	(4,564)
Other comprehensive income (loss), net of tax	19,426	(3,685)	(15,772)	(1,236)
Comprehensive income	43,871	27,937	195	48,527
Less comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net loss	(54)	(73)	(2,044)	(104)
Foreign currency translation gain (loss)	133	(78)	(115)	(78)
Comprehensive gain (loss) attributable to redeemable noncontrolling interests	79	(151)	(2,159)	(182)
Comprehensive income attributable to common shareholders	$43,792	$28,088	$2,354	$48,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372
Net income (loss)	—	—	24,499	—	24,499	(54)
Foreign currency translation adjustments	—	—	—	19,426	19,426	133
Accretion of redeemable noncontrolling interests	—	—	(128)	—	(128)	128
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	96	193	—	—	193	—
Share-based compensation	—	2,091	—	—	2,091	—
Balance, September 30, 2020	150,136	$1,325,520	$460,478	$(80,512)	$1,705,486	$3,579

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, June 30, 2019	148,759	$1,314,163	$405,748	$(71,515)	$1,648,396	$3,383
Net income (loss)	—	—	31,695	—	31,695	(73)
Foreign currency translation adjustments	—	—	—	(4,301)	(4,301)	(78)
Unrealized gain on hedges, net of tax	—	—	—	616	616	—
Accretion of redeemable noncontrolling interests	—	—	(25)	—	(25)	25
Activity in company stock plans, net and other	43	214	—	—	214	—
Share-based compensation	—	2,428	—	—	2,428	—
Balance, September 30, 2019	148,802	$1,316,805	$437,418	$(75,200)	$1,679,023	$3,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net income (loss)	—	—	18,011	—	18,011	(2,044)
Expected credit losses recognized in retained earnings upon adoption of ASU 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	(16,057)	(16,057)	(115)
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,283)	—	(2,283)	2,283
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	1,248	(4,320)	—	—	(4,320)	—
Share-based compensation	—	6,174	—	—	6,174	—
Balance, September 30, 2020	150,136	$1,325,520	$460,478	$(80,512)	$1,705,486	$3,579

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount

Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income (loss)	—	—	49,867	—	49,867	(104)
Reclassification of deferred gain from sale and leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	(4,564)	(4,564)	(78)
Unrealized gain on hedges, net of tax	—	—	—	3,328	3,328	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(43)	—	(43)	43
Activity in company stock plans, net and other	599	(765)	—	—	(765)	—
Share-based compensation	—	8,861	—	—	8,861	—
Balance, September 30, 2019	148,802	$1,316,805	$437,418	$(75,200)	$1,679,023	$3,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,967	$49,763
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	99,552	84,420
Goodwill impairment	6,689	—
Amortization of debt discounts	5,094	4,642
Amortization of debt issuance costs	2,401	2,752
Share-based compensation	6,394	8,979
Deferred income taxes	3,901	2,347
Equity in losses of investment	33	82
Gain on disposition of assets, net	(913)	—
(Gain) loss on extinguishment of long-term debt	(9,239)	18
Unrealized gain on derivative contracts, net	(601)	(2,351)
Unrealized foreign currency loss	2,891	636
Changes in operating assets and liabilities:
Accounts receivable, net	(35,276)	(45,399)
Income tax receivable	(26,342)	(3,143)
Other current assets	(28,036)	12,215
Accounts payable and accrued liabilities	32,042	(15,401)
Other, net	(15,929)	(9,683)
Net cash provided by operating activities	58,628	89,877

Cash flows from investing activities:
Capital expenditures	(19,193)	(45,636)
STL acquisition, net	—	(4,081)
Proceeds from sale of assets	938	2,550
Net cash used in investing activities	(18,255)	(47,167)

Cash flows from financing activities:
Proceeds from convertible senior notes	200,000	—
Repayment of convertible senior notes	(183,150)	—
Proceeds from term loan	—	35,000
Repayment of term loans	(2,625)	(34,567)
Repayment of Nordea Q5000 Loan	(26,786)	(26,786)
Repayment of MARAD Debt	(7,200)	(6,858)
Capped call transactions	(10,625)	—
Debt issuance costs	(7,075)	(1,544)
Payments related to tax withholding for share-based compensation	(5,161)	(1,345)
Proceeds from issuance of ESPP shares	622	462
Net cash used in financing activities	(42,000)	(35,638)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,600)	(191)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,227)	6,881
Cash and cash equivalents and restricted cash:
Balance, beginning of year	262,561	279,459
Balance, end of period	$259,334	$286,340
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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2019 Annual Report on Form 10-K (our “2019 Form 10-K”) with the exception of the impact of adopting the new credit loss accounting standard in 2020 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our balance sheet as of December 31, 2019 included herein has been derived from the audited balance sheet as of December 31, 2019 included in our 2019 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

COVID-19

Beginning in the first quarter 2020, the COVID-19 pandemic led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has resulted in a decline in oil prices in response to demand concerns and global storage considerations. Lower oil prices have resulted in a significantly weaker outlook for oil and gas producers, many of which have cut their capital and operating budgets for 2020 and beyond. Our financial statements for the three- and nine-month periods ended September 30, 2020 reflect the impact of these events and current market conditions, which include reduced utilization on our vessels due to customers deferring work, increased operating costs related to the current environment, our recognition of goodwill impairment losses (Note 6) and tax benefits resulting from the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (Note 8). The continued spread of, or failure to contain, COVID-19 or continued oil price volatility could result in further adverse impact on our results of operations, cash flows and financial position, including further asset impairments.

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

New accounting standards issued but not yet effective

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the liability and equity separation model for convertible instruments with conversion features that are not required to be bifurcated as a derivative under ASC Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. The adoption of this ASU is expected to increase the net book value of our long-term debt and reduce shareholders’ equity as we reclassify the conversion features associated with our various outstanding convertible senior notes (Note 7). Subsequent to its adoption, the ASU is also expected to reduce our interest expense. Additionally, the ASU no longer permits the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”). The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently evaluating when to adopt the ASU and the impact it will have on our consolidated financial statements.

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

Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets globally. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Contract assets (Note 10)	$1,883	$740
Prepaids	17,949	12,635
Deferred costs (Note 10)	22,857	28,340
Income tax receivable	25,493	1,261
Other receivable (1)	29,180	—
Other	6,755	7,474
Total other current assets	$104,117	$50,450
(1)Agreed-upon amounts to be paid to us by Marathon Oil Corporation (“Marathon Oil”) as the required plug and abandonment (“P&A”) work associated with our Droshky oil and gas properties is completed (Note 14).

Other assets, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaids	$527	$777
Deferred recertification and dry dock costs, net	24,030	16,065
Deferred costs (Note 10)	3,284	14,531
Charter deposit (1)	12,544	12,544
Other receivable (2)	—	27,264
Goodwill (Note 6)	—	7,157
Intangible assets with finite lives, net	3,716	3,847
Other	2,026	2,323
Total other assets, net	$46,127	$84,508
(1)This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.
(2)Agreed-upon amounts to be paid to us by Marathon Oil as the required P&A work associated with our Droshky oil and gas properties is completed (Note 14).

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued payroll and related benefits	$26,315	$31,417
Investee losses in excess of investment (Note 4)	1,940	4,069
Deferred revenue (Note 10)	9,795	11,568
Asset retirement obligations (Note 14)	30,279	—
Derivative liability (Note 19)	—	1,002
Other	16,328	14,333
Total accrued liabilities	$84,657	$62,389

Other non-current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Deferred revenue (Note 10)	$2,976	$8,286
Asset retirement obligations (Note 14)	—	28,258
Other	1,982	2,100
Total other non-current liabilities	$4,958	$38,644
Note 4 — Equity Method Investments

We have a 20% ownership interest in Independence Hub that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform, which is nearing completion of its decommissioning. The remaining liability balances for our share of Independence Hub’s estimated obligations, net of remaining working capital, were $1.9 million at September 30, 2020 and $4.1 million at December 31, 2019.
Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$16,132	$18,002	$48,561	$54,191
Variable lease cost	4,204	3,630	11,256	9,927
Short-term lease cost	12,923	5,587	30,089	14,549
Sublease income	(344)	(351)	(951)	(1,077)
Net lease cost	$32,915	$26,868	$88,955	$77,590

Maturities of our operating lease liabilities as of September 30, 2020 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Remainder of 2020	$15,018	$1,532	$16,550
2021	54,421	5,646	60,067
2022	52,106	5,135	57,241
2023	34,580	4,598	39,178
2024	2,470	4,328	6,798
Thereafter	—	6,125	6,125
Total lease payments	$158,595	$27,364	$185,959
Less: imputed interest	(15,896)	(4,946)	(20,842)
Total operating lease liabilities	$142,699	$22,418	$165,117

Current operating lease liabilities	$47,552	$4,608	$52,160
Non-current operating lease liabilities	95,147	17,810	112,957
Total operating lease liabilities	$142,699	$22,418	$165,117

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

2020	$60,210	$6,610	$66,820
2021	54,564	5,888	60,452
2022	52,106	5,257	57,363
2023	34,580	4,622	39,202
2024	2,470	4,349	6,819
Thereafter	—	6,251	6,251
Total lease payments	$203,930	$32,977	$236,907
Less: imputed interest	(24,846)	(6,449)	(31,295)
Total operating lease liabilities	$179,084	$26,528	$205,612

Current operating lease liabilities	$48,716	$5,069	$53,785
Non-current operating lease liabilities	130,368	21,459	151,827
Total operating lease liabilities	$179,084	$26,528	$205,612

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2020	December 31, 2019

Weighted average remaining lease term	3.3 years	4.0 years
Weighted average discount rate	7.53%	7.54%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended September 30,
	2020	2019

Cash paid for operating lease liabilities	$49,350	$54,538
ROU assets obtained in exchange for new operating lease obligations	36	921
Note 6 — Business Combinations and Goodwill

In May 2019, we acquired a 70% controlling interest in Subsea Technologies Group Limited (“STL”), a subsea engineering firm based in Aberdeen, Scotland, for $5.1 million. The holders of the remaining 30% noncontrolling interest currently have the right to put their shares to us in June 2024. These redeemable noncontrolling interests have been recognized as temporary equity. STL is included in our Well Intervention segment (Note 13) and its revenue and earnings are immaterial to our consolidated results.

As a result of the decline in oil prices as well as energy and energy services valuations during the first quarter 2020 due to the ongoing COVID-19 pandemic and the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020, we identified that it was more likely than not that the fair value of goodwill associated with our STL acquisition was less than its carrying amount. Based on the result of our goodwill impairment test as of March 31, 2020, we recorded a charge to write off the carrying amount of the goodwill. The fair value of the reporting unit used to determine the impairment was estimated using a discounted cash flow approach.

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention

Balance at December 31, 2019	$7,157
Impairment loss	(6,689)
Other adjustments (1)	(468)
Balance at September 30, 2020	$—
(1)Relates to foreign currency adjustments.
Note 7 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2020 are as follows (in thousands):

	Term Loan (1)	2022 Notes	2023 Notes	2026 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$3,500	$—	$—	$—	$7,560	$62,500	$73,560
One to two years	27,125	35,000	—	—	7,937	—	70,062
Two to three years	—	—	30,000	—	8,333	—	38,333
Three to four years	—	—	—	—	8,749	—	8,749
Four to five years	—	—	—	—	9,186	—	9,186
Over five years	—	—	—	200,000	14,645	—	214,645
Gross debt	30,625	35,000	30,000	200,000	56,410	62,500	414,535
Unamortized debt discounts (2)	—	(1,560)	(2,869)	(43,133)	—	—	(47,562)
Unamortized debt issuance costs (3)	(239)	(235)	(462)	(5,761)	(3,171)	(159)	(10,027)
Total debt	30,386	33,205	26,669	151,106	53,239	62,341	356,946
Less: current maturities	(3,500)	—	—	—	(7,560)	(62,341)	(73,401)
Long-term debt	$26,886	$33,205	$26,669	$151,106	$45,679	$—	$283,545
(1)    Term Loan pursuant to the Credit Agreement (as defined below) matures in December 2021.
(2)    Convertible Senior Notes due 2022, 2023 and 2026 will increase to their face amounts through accretion of their debt discounts to interest expense through May 2022, September 2023 and February 2026, respectively.
(3)    Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

We have a credit agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The Credit Agreement is comprised of a Term Loan with a remaining balance of $30.6 million as of September 30, 2020 and a Revolving Credit Facility with a maximum availability of $175 million that matures on December 31, 2021. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of September 30, 2020, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $144.7 million, net of $3.4 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 3.40% as of September 30, 2020. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

The Term Loan principal is required to be repaid in quarterly installments of 2.5% of its aggregate principal amount, with a balloon payment at maturity. Installments are subject to adjustment for any prepayments. We may prepay indebtedness outstanding under the Term Loan without premium or penalty, but may not reborrow any amounts prepaid. We may prepay indebtedness outstanding under the Revolving Credit Facility without premium or penalty, and may reborrow any amounts prepaid up to the amount available under the Revolving Credit Facility.

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

The Credit Agreement and the other documents entered into in connection with the Credit Agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include certain restrictions on our and certain of our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets, pay dividends and make capital expenditures. In addition, the Credit Agreement obligates us to meet minimum ratio requirements of EBITDA to interest charges (Consolidated Interest Coverage Ratio), funded debt to EBITDA (Consolidated Total Leverage Ratio) and secured funded debt to EBITDA (Consolidated Secured Leverage Ratio).

We may designate one or more of our new foreign subsidiaries as subsidiaries not generally subject to the covenants in the Credit Agreement (the “Unrestricted Subsidiaries”). The Unrestricted Subsidiaries are not pledged as collateral under the Credit Agreement, and the debt and EBITDA of the Unrestricted Subsidiaries, with the exception of Helix Q5000 Holdings, S.à r.l. (“Q5000 Holdings”), a wholly owned Luxembourg subsidiary of Helix Vessel Finance S.à r.l., are not included in the calculations of our financial covenants except to the extent of any cash actually distributed by such subsidiary to Helix.

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

The 2022 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which is presented as long-term debt, net of the unamortized debt discount and debt issuance costs.

On August 14, 2020, we repurchased $90 million in aggregate principal amount of the 2022 Notes for $89.1 million. We applied $81.7 million of the repurchase price to the acquisition of the debt component of the 2022 Notes and recognized a gain of $3.3 million. The remaining unamortized debt discount of the 2022 Notes was $1.6 million at September 30, 2020 and $8.0 million at December 31, 2019. We applied the remaining $7.4 million of the repurchase price to the re-acquisition of the equity component. The remaining equity component of the 2022 Notes was $9.5 million ($5.3 million net of tax) at September 30, 2020 and $16.9 million ($11.0 million net of tax) at December 31, 2019.

The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount over the term of the 2022 Notes. For the three- and nine-month periods ended September 30, 2020, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $1.3 million and $5.6 million, respectively. For the three- and nine-month periods ended September 30, 2019, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $2.1 million and $6.2 million, respectively.

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

The 2023 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which is presented as long-term debt, net of the unamortized debt discount and debt issuance costs.

On August 14, 2020, we repurchased $95 million in aggregate principal amount of the 2023 Notes for $94.1 million. We applied $78.2 million of the repurchase price to the re-acquisition of the debt component of the 2023 Notes and recognized a gain of $5.9 million. The remaining unamortized debt discount of the 2023 Notes was $2.9 million at September 30, 2020 and $14.5 million at December 31, 2019. We applied the remaining $15.9 million of the repurchase price to the re-acquisition of the equity component. The remaining equity component of the 2023 Notes was $4.2 million ($3.6 million net of tax) at September 30, 2020 and $20.1 million ($15.9 million net of tax) at December 31, 2019.

The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount over the term of the 2023 Notes. For the three- and nine-month periods ended September 30, 2020, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $1.3 million and $5.6 million, respectively. For the three- and nine-month periods ended September 30, 2019, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $2.1 million and $6.3 million, respectively.

Convertible Senior Notes Due 2026 (“2026 Notes”)

On August 14, 2020, we issued $200 million in aggregate principal amount of the 2026 Notes. The net proceeds from the issuance of the 2026 Notes were approximately $192.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As discussed further in Note 9, we used approximately $10.5 million of the net proceeds to enter into privately negotiated capped call transactions in connection with the issuance of the 2026 Notes. We used approximately $183.2 million, consisting of the remainder of the net proceeds, together with cash on hand, to repurchase $90 million in aggregate principal amount of the 2022 Notes and $95 million in aggregate principal amount of the 2023 Notes (see “Convertible Senior Notes Due 2022” and “Convertible Senior Notes Due 2023” above) in privately negotiated transactions.

The 2026 Notes bear interest at a rate of 6.75% per annum and are payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The 2026 Notes mature on February 15, 2026 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2026 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 143.3795 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $6.97 per share of common stock), subject to adjustment in certain circumstances. We have the right and the intention to settle the principal amount of any such future conversions in cash.

Prior to August 15, 2023, the 2026 Notes are not redeemable. On or after August 15, 2023, if certain conditions are met, we may redeem all or any portion of the 2026 Notes at a redemption price payable in cash equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and a “make-whole premium” (as defined in the indenture governing the 2026 Notes). Holders of the 2026 Notes may require us to repurchase the notes following a “fundamental change” (as defined in the indenture governing the 2026 Notes).

The indenture governing the 2026 Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee under the indenture or the holders of not less than 25% in aggregate principal amount then outstanding under the 2026 Notes may declare the entire principal amount of all the notes, and the interest accrued on such notes, if any, to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to us or a significant subsidiary, the principal amount of the 2026 Notes together with any accrued and unpaid interest thereon will become immediately due and payable.

The 2026 Notes are separated between the equity component of $43.8 million ($34.6 million net of tax) recognized in shareholders’ equity and the debt component which is presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The effective interest rate for the 2026 Notes is 12.4% after considering the effect of the accretion of the related debt discount over the term of the 2026 Notes. For each of the three- and nine-month periods ended September 30, 2020, interest expense (including amortization of the debt discount) related to the 2026 Notes was $2.4 million. The remaining unamortized debt discount of the 2026 Notes was $43.1 million at September 30, 2020.

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

Nordea Credit Agreement

In September 2014, Q5000 Holdings entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) in an amount of up to $250 million. The Nordea Q5000 Loan was funded in the amount of $250 million in April 2015 at the time the Q5000 was delivered to us. Helix Vessel Finance S.à r.l., Q5000 Holdings's parent, which is a direct wholly owned Luxembourg subsidiary of Helix, guaranteed the Nordea Q5000 Loan. The loan is secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is non-recourse to Helix.

We amended the Nordea Credit Agreement on March 11, 2020. Prior to the amendment, the Nordea Q5000 Loan incurred interest at a LIBOR rate plus a margin of 2.5% and was repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million on April 30, 2020. The amendment increases the margin to 2.75%, maintains the existing quarterly amortization requirements, and extends the final maturity to January 31, 2021 with a balloon payment on that date of $53.6 million. The remaining principal balance and unamortized debt issuance costs related to the Nordea Q5000 Loan are classified as current in the accompanying condensed consolidated balance sheets. We may elect to prepay indebtedness outstanding under the Nordea Q5000 Loan without premium or penalty, but may not reborrow any amounts prepaid. Quarterly principal installments are subject to adjustment for any prepayments on this debt.

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

Other

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the 2026 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of September 30, 2020, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest expense	$8,007	$7,694	$22,580	$23,635
Interest income	(409)	(652)	(991)	(2,085)
Capitalized interest	—	(5,141)	(1,182)	(15,346)
Net interest expense	$7,598	$1,901	$20,407	$6,204

Note 8 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The CARES Act, which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, we recognized a $7.6 million net tax benefit in the nine-month period ended September 30, 2020, consisting of a $18.9 million current tax benefit and a $11.3 million deferred tax expense. This $7.6 million net tax benefit resulted from our deferred tax assets related to our net operating losses in the U.S. being utilized at the previous higher income tax rate applicable to the carryback periods.

During the nine-month period ended September 30, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. Subsequent to the migration, these subsidiaries are disregarded and no longer subject to certain branch profits taxes. Consequently, we recognized net deferred tax benefits of $8.3 million due to the reduction in the overall tax rate associated with these subsidiaries.

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to our near break-even pre-tax loss for the nine-month period ended September 30, 2020 as we have determined that a return to the annualized effective tax rate method is appropriate.

Income taxes are provided based on the U.S. statutory rate and the local statutory rate for each foreign jurisdiction adjusted for items that are required for federal and foreign income tax reporting purposes. The effective tax rates for the three-month periods ended September 30, 2020 and 2019 were 17.6% and 10.1%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as our carrying back certain net operating losses to prior periods with higher income tax rates. The effective tax rate for the nine-month period ended September 30, 2020 was significantly higher than the U.S. statutory rate primarily due to our recognition of discrete benefits during the period related to the restructuring of certain foreign subsidiaries and our carrying back certain net operating losses to prior periods with higher income tax rates under tax law changes associated with the CARES Act whereas we had only nominal pre-tax losses. The effective tax rate for the nine-month period ended September 30, 2019 was lower than the U.S. statutory rate primarily due to a significant portion of our earnings being generated in certain jurisdictions with lower tax rates.

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

Taxes at U.S. statutory rate	$6,232	21.0%	$7,384	21.0%	$(35)	21.0%	$11,866	21.0%
Foreign tax provision	1,088	3.7	(3,574)	(10.1)	(28)	17.0	(5,488)	(9.7)
CARES Act	(2,362)	(8.0)	—	—	(7,596)	4,603.6	—	—
Subsidiary restructuring	—	—	—	—	(8,333)	5,050.3	—	—
Other	274	0.9	(271)	(0.8)	(140)	85.1	361	0.6
Income tax provision (benefit)	$5,232	17.6%	$3,539	10.1%	$(16,132)	9,777.0%	$6,739	11.9%

Note 9 — Shareholders’ Equity

The components of accumulated other comprehensive loss (“accumulated OCI”) are as follows (in thousands):

	September 30, 2020	December 31, 2019

Cumulative foreign currency translation adjustment	$(80,512)	$(64,455)
Net unrealized loss on hedges, net of tax (1)	—	(285)
Accumulated OCI	$(80,512)	$(64,740)
(1)Relates to foreign currency hedges for the Grand Canyon III charter as well as interest rate hedge contracts for the Nordea Q5000 Loan (Note 19).

In connection with the 2026 Notes offering (Note 7), we entered into capped call transactions with three separate option counterparties (the “2026 Capped Calls”). The 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders' rights under the 2026 Notes. Holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls.

The 2026 Capped Calls are for an aggregate of 28,675,900 shares of our common stock, subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $6.97 per share, which corresponds to the initial conversion price of the 2026 Notes, and an initial cap price of approximately $8.42 per share. The strike and cap prices are subject to certain adjustments. The 2026 Capped Calls are intended to offset some or all of the potential dilution to Helix common shares caused by any conversion of the 2026 Notes up to the cap price. The 2026 Capped Calls can be settled in either net shares or cash at our option in components commencing December 15, 2025 and ending February 12, 2026, which could be extended under certain circumstances.

The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting Helix, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the 2026 Capped Calls, including changes in law, insolvency filings and hedging disruptions. The 2026 Capped Calls are recorded at their aggregate cost of $10.6 million as a reduction to common stock in the shareholders’ equity section of our condensed consolidated balance sheet.
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

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Three months ended September 30, 2020
Short-term	$46,907	$28,782	$—	$—	$75,689
Long-term	93,896	21,020	14,167	(11,282)	117,801
Total	$140,803	$49,802	$14,167	$(11,282)	$193,490

Three months ended September 30, 2019
Short-term	$53,018	$26,809	$—	$—	$79,827
Long-term	117,188	25,100	13,777	(23,283)	132,782
Total	$170,206	$51,909	$13,777	$(23,283)	$212,609

Nine months ended September 30, 2020
Short-term	$184,599	$87,307	$—	$—	$271,906
Long-term	242,697	48,589	43,301	(32,835)	301,752
Total	$427,296	$135,896	$43,301	$(32,835)	$573,658

Nine months ended September 30, 2019
Short-term	$145,611	$80,440	$—	$—	$226,051
Long-term	305,900	55,956	44,651	(51,398)	355,109
Total	$451,511	$136,396	$44,651	$(51,398)	$581,160
(1)Intercompany revenues among our segments are under agreements that are considered long-term.

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable that have been billed to customers are recorded as trade accounts receivable while accounts receivable that have not been billed to customers are recorded as unbilled accounts receivable.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $1.9 million at September 30, 2020 and $0.7 million at December 31, 2019. We had no impairment losses on our contract assets for the three- and nine-month periods ended September 30, 2020 and 2019.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $12.8 million at September 30, 2020 and $19.9 million at December 31, 2019. Revenue recognized for the three- and nine-month periods ended September 30, 2020 included $3.4 million and $8.8 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2019 included $4.0 million and $7.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of September 30, 2020, $480.6 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $129.6 million in 2020, $247.0 million in 2021 and $104.0 million in 2022 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2020.

For the three- and nine-month periods ended September 30, 2020 and 2019, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $26.1 million at September 30, 2020 and $42.9 million at December 31, 2019. For the three- and nine-month periods ended September 30, 2020, we recorded $9.2 million and $27.2 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. For the three- and nine-month periods ended September 30, 2019, we recorded $7.7 million and $23.6 million, respectively, related to amortization of deferred contract costs existing at the beginning of each period. There were no associated impairment losses for any period presented.

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

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$24,499		$31,695
Less: Undistributed earnings allocated to participating securities	(180)		(261)
Accretion of redeemable noncontrolling interests	(128)		(25)
Net income available to common shareholders, basic	$24,191	149,032	$31,409	147,575

Diluted:
Net income available to common shareholders, basic	$24,191	149,032	$31,409	147,575
Effect of dilutive securities:
Share-based awards other than participating securities	—	919	—	779
Undistributed earnings reallocated to participating securities	2	—	1	—
Net income available to common shareholders, diluted	$24,193	149,951	$31,410	148,354

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$18,011		$49,867
Less: Undistributed earnings allocated to participating securities	(117)		(435)
Accretion of redeemable noncontrolling interests	(2,283)		(43)
Net income available to common shareholders, basic	$15,611	148,956	$49,389	147,506

Diluted:
Net income available to common shareholders, basic	$15,611	148,956	$49,389	147,506
Effect of dilutive securities:
Share-based awards other than participating securities	—	868	—	580
Undistributed earnings reallocated to participating securities	1	—	2	—
Net income available to common shareholders, diluted	$15,612	149,824	$49,391	148,086

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

2022 Notes	5,688	8,997	7,886	8,997
2023 Notes	8,076	13,202	11,481	13,202
2026 Notes	14,650	—	4,919	—

Note 12 — Employee Benefit Plans

Long-Term Incentive Plan

As of September 30, 2020, there were 7.0 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2020, the following grants of share-based awards were made under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2020 (1)	369,938	$9.63	33% per year over three years
January 2, 2020 (2)	369,938	13.15	100% on January 2, 2023
January 2, 2020 (3)	5,679	9.63	100% on January 1, 2022
April 1, 2020 (3)	43,351	1.64	100% on January 1, 2022
July 1, 2020 (3)	19,407	3.47	100% on January 1, 2022
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

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. For the three- and nine-month periods ended September 30, 2020, $1.1 million and $3.2 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2019, $1.2 million and $4.9 million, respectively, were recognized as share-based compensation related to restricted stock.

The estimated fair value of PSUs is determined using a Monte Carlo simulation model. Our existing PSUs are to be settled solely in shares of our common stock and are accounted for as equity awards. Compensation cost for PSUs is measured based on the estimated grant date fair value and recognized over the vesting period on a straight-line basis as an increase to shareholders’ equity. For the three- and nine-month periods ended September 30, 2020, $1.0 million and $3.0 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2019, $1.2 million and $3.9 million, respectively, were recognized as share-based compensation related to PSUs. In January 2020, based on the performance of our common stock over a three-year period, 589,335 equity PSU awards granted in 2017 vested at 200% and resulted in the delivery of 1,178,670 shares of our common stock with a total market value of $11.4 million.

In 2020 and 2019, we granted fixed-value cash awards of $4.7 million and $4.6 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2020, $1.1 million and $3.4 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2019, $0.8 million and $2.4 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and currently consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of September 30, 2020, 1.8 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2019 Form 10-K.
Note 13 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to perform well intervention services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes IRSs and SILs, some of which we provide on a stand-alone basis. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets globally. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub (Note 4) and our ownership of oil and gas properties (Note 14). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues —
Well Intervention	$140,803	$170,206	$427,296	$451,511
Robotics	49,802	51,909	135,896	136,396
Production Facilities	14,167	13,777	43,301	44,651
Intercompany eliminations	(11,282)	(23,283)	(32,835)	(51,398)
Total	$193,490	$212,609	$573,658	$581,160

Income (loss) from operations —
Well Intervention	$18,844	$37,689	$24,910	$74,002
Robotics	6,983	8,876	11,940	7,921
Production Facilities	4,134	3,050	11,142	11,907
Segment operating income	29,961	49,615	47,992	93,830
Goodwill impairment (1)	—	—	(6,689)	—
Corporate, eliminations and other	(10,946)	(10,617)	(29,121)	(31,491)
Total	$19,015	$38,998	$12,182	$62,339
(1)Relates to goodwill associated with our STL acquisition (Note 6).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Well Intervention (1)	$4,120	$15,318	$11,334	$28,355
Robotics	7,162	7,965	21,501	23,043
Total	$11,282	$23,283	$32,835	$51,398
(1)The three- and nine-month periods ended September 30, 2019 included $10.6 million and $15.9 million, respectively, associated with P&A work on our Droshky oil and gas properties in our Production Facilities segment (Note 14).

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30, 2020	December 31, 2019

Well Intervention	$2,110,889	$2,180,180
Robotics	142,538	151,478
Production Facilities	133,778	142,624
Corporate and other	118,269	122,449
Total	$2,505,474	$2,596,731
Note 14 — Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure P&A activities associated with our oil and gas properties. In connection with the acquisition of our Droshky oil and gas properties which we acquired from Marathon Oil in January 2019, we assumed the AROs for the required P&A of those assets in exchange for agreed-upon amounts to be paid by Marathon Oil as the P&A work is completed. The estimated P&A costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

The following table describes the changes in our AROs (in thousands):

AROs at January 1, 2020	$28,258
Other revisions in estimated cash flows	—
Accretion expense	2,021
AROs at September 30, 2020	$30,279

Note 15 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels, which are currently used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, with options to extend. The Siem Helix 1 charter expires June 2023 and the Siem Helix 2 charter expires February 2024. We have long-term charter agreements for the Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. The Grand Canyon II charter expires April 2021 and the Grand Canyon III charter expires May 2023.

We took delivery of the Q7000 in November 2019, and the vessel commenced operations in January 2020. With the delivery of the Q7000, all of our significant capital commitments have been completed.

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
Note 16 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019

Interest paid, net of interest capitalized	$14,255	$2,404
Income taxes paid	6,436	7,535

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $1.2 million at September 30, 2020 and $10.2 million at December 31, 2019.
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

The following table sets forth the activity in our allowance for credit losses (in thousands):

Allowance for Credit Losses

Balance at December 31, 2019	$—
Initial adoption of ASU 2016-13 (Note 1)	785
Provision for current expected credit losses (1)	2,387
Balance at September 30, 2020	$3,172
(1)This amount consists of a $1.7 million credit loss reserve related to a receivable in our Robotics segment and general current expected credit loss adjustments.
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

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 19) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. The fair value of our interest rate swaps is calculated as the discounted cash flows of the difference between the rate fixed by the hedging instrument and the LIBOR forward curve over the remaining term of the hedging instrument. The fair value of our foreign currency exchange contracts is calculated as the discounted cash flows of the difference between the fixed payment specified by the hedging instrument and the expected cash inflow of the forecasted transaction using a foreign currency forward curve. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. As of September 30, 2020, there were no financial instruments measured at fair value on a recurring basis. The following table provides additional information relating to financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

.

	Level 1	Level 2	Level 3	Total	Valuation Approach
Assets:
Interest rate swaps	$—	$44	$—	$44	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	401	—	401	(c)
Foreign exchange contracts — non-hedging instruments	—	601	—	601	(c)
Total net liability	$—	$958	$—	$958

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures December 2021)	$30,625	$30,051	$33,250	$32,959
Nordea Q5000 Loan (matures January 2021) (4)	62,500	62,656	89,286	89,398
MARAD Debt (matures February 2027)	56,410	62,551	63,610	68,643
2022 Notes (mature May 2022)	35,000	33,075	125,000	134,225
2023 Notes (mature September 2023)	30,000	27,300	125,000	162,188
2026 Notes (mature February 2026)	200,000	160,626	—	—
Total debt	$414,535	$376,259	$436,146	$487,413
(1)Principal amount includes current maturities and excludes the related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.
(3)The principal amount and estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes are for the entire instrument inclusive of the conversion feature reported in shareholders’ equity.
(4)The maturity date of the Nordea Q5000 Loan was extended from April 2020 to January 2021 as a result of an amendment to the Nordea Credit Agreement in March 2020 (Note 7).
Note 19 — Derivative Instruments and Hedging Activities

Our business is exposed to market risks associated with interest rates and foreign currency exchange rates. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we enter into derivative contracts, including interest rate swaps and foreign currency exchange contracts. Interest rate and foreign currency derivative instruments are reflected in the accompanying condensed consolidated balance sheets at fair value. The 2026 Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

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

Quantitative Disclosures Relating to Derivative Instruments

We had no derivative instruments that were designated as hedging instruments as of September 30, 2020. The following table presents the balance sheet location and fair value of our hedging instruments as of December 31, 2019 (in thousands):

	December 31, 2019
	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$44
		$44

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$401
		$401

We had no derivative instruments that were not designated as hedging instruments as of September 30, 2020. The following table presents the balance sheet location and fair value of our non-hedging instruments as of December 31, 2019 (in thousands):

	December 31, 2019
	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$601
		$601

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our condensed consolidated statements of operations (in thousands):

	Unrealized Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Foreign exchange contracts	$—	$(280)	$(54)	$(338)
Interest rate swaps	—	6	(41)	(363)
	$—	$(274)	$(95)	$(701)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

Foreign exchange contracts	Cost of sales	$—	$(1,197)	$(455)	$(5,460)
Interest rate swaps	Net interest expense	—	151	3	593
		$—	$(1,046)	$(452)	$(4,867)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our condensed consolidated statements of operations (in thousands):

	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

Foreign exchange contracts	Other expense, net	$—	$(371)	$(81)	$(413)
		$—	$(371)	$(81)	$(413)

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
•statements regarding the ongoing COVID-19 pandemic and recent oil price volatility, and their respective effects and results, our protocols and plans, the continuation of our current backlog, the spot market, our spending and cost reduction plans and our ability to manage changes;
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
•the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
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

We caution you not to place undue reliance on the forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, express or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our reports filed with the SEC and incorporated by reference in our 2019 Form 10-K that attempt to advise interested parties of the risks and factors that may affect our business.
EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Our services cover the lifecycle of an offshore oil or gas field. Our services also include subsea cable burial and seabed clearing services for the offshore renewable energy sector. Our well intervention fleet includes seven purpose-built well intervention vessels, six IRSs, three SILs and one Riserless Open-water Abandonment Module (“ROAM”). Our robotics equipment includes 44 work-class ROVs, four trenchers and one ROVDrill. We also charter ROV support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS, our ownership interest in Independence Hub and our ownership of oil and gas properties.

Our alliance with Schlumberger leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. We and Schlumberger jointly developed a 15,000 working p.s.i. IRS (“15K IRS”) and the ROAM, which are currently available to customers.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas industry and the offshore renewable energy sector, and in particular, the willingness of oil and gas companies to spend on operational activities and capital projects. The performance of our business is also largely dependent on the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

•worldwide economic activity and general economic and business conditions, including access to global capital and capital markets;
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

Crude oil prices declined significantly in 2014 and have been volatile since then, most recently experiencing a precipitous decline through April 2020 due to the ongoing COVID-19 pandemic as well as the price war among OPEC+ nations during the first quarter 2020. Prices have since recovered slightly as OPEC+ nations have cut production, fears of vast oversupply and a lack of storage capacity have subsided, and economic shutdowns resulting from the pandemic have eased in certain regions. However, oil prices remained low through the third quarter 2020 and their recovery remains tepid. The decline in oil prices and the volatility and uncertainty in prices have caused oil and gas operators to drastically reduce spending (on both operational activities and capital projects), which has decreased the demand and rates for services provided by all offshore services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. Rig day rates are also a pricing indicator for our services. Rig overhang, combined with lower volumes of work and lower day rates quoted by drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

We saw improvements in 2019 as compared to 2018 and expected to see a continued recovery as we entered 2020. Rig overhang had reduced, and customer activity and oil prices had recovered to some extent. However, the ongoing COVID-19 pandemic has resulted in a period of market weakness. While the full impact of the COVID-19 pandemic, including the duration of the decrease in economic activity and the resulting impact on the demand and price of oil, is unknown, we expect that the industry may be depressed through 2021 and possibly beyond. We are seeing and expect to continue to see operators reducing spending and deferring work, driving down the rates they are presently willing to pay for services, asserting claims of force majeure and/or cancelling contracts and rig contractors likewise are lowering prices, stacking rigs, furloughing employees, and recognizing losses. We believe the uncertainty and other conditions of the current environment will make it more difficult for us to secure long-term contracts for our vessels and systems, as operators may be less willing to commit to future spending. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce.

The COVID-19 pandemic and the decrease in the price of oil impacted our operating results in the third quarter 2020. Most if not all of our customers have drastically cut their spending, which has reduced the demand and rates for our services. We warm-stacked two of our vessels in April 2020 as a result of decreased demand: the Seawell in the North Sea and the Q7000, which completed a project offshore Nigeria in the first quarter 2020. The COVID-19 pandemic continues to pose challenges with, and increase costs related to, our supply chain, logistics and human capital resources, including minimizing the direct impact of COVID-19 on our offshore workforce and challenges with offshore crew changes due to travel restrictions and quarantine measures. We also recognized a loss during the second quarter 2020 related to the impairment of our goodwill. While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact they will have on our financial position, results of operations and cash flows. For more information on COVID-19 and its actual and potential impact on Helix, please refer to the risk factor described under Item 1A. “Risk Factors” in this Quarterly Report.

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

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. In addition to serving the oil and gas market, our Robotics assets are contracted for the development of renewable energy projects (wind farms). As of September 30, 2020, our consolidated backlog that is supported by written agreements or contracts totaled $481 million, of which $130 million is expected to be performed over the remainder of 2020. The substantial majority of our backlog is associated with our Well Intervention segment. As of September 30, 2020, our well intervention backlog was $271 million, including $93 million expected to be performed over the remainder of 2020. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 78% of our total backlog as of September 30, 2020. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.
RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements.

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

The reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$24,445	$31,622	$15,967	$49,763
Adjustments:
Income tax provision (benefit)	5,232	3,539	(16,132)	6,739
Net interest expense	7,598	1,901	20,407	6,204
(Gain) loss on extinguishment of long-term debt	(9,239)	—	(9,239)	18
Other (income) expense, net	(8,824)	2,285	3,672	2,430
Depreciation and amortization	33,985	27,908	99,552	84,420
Goodwill impairment	—	—	6,689	—
EBITDA	53,197	67,255	120,916	149,574
Adjustments:
Gain on disposition of assets, net	(440)	—	(913)	—
General provision (release) for current expected credit losses	(38)	—	656	—
Realized losses from foreign exchange contracts not designated as hedging instruments	—	(982)	(682)	(2,763)
Adjusted EBITDA	$52,719	$66,273	$119,977	$146,811

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities	$58,628	$89,877
Less: Capital expenditures, net of proceeds from sale of assets	(18,255)	(43,086)
Free cash flow	$40,373	$46,791

Comparison of Three Months Ended September 30, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$140,803	$170,206	$(29,403)	(17)%
Robotics	49,802	51,909	(2,107)	(4)%
Production Facilities	14,167	13,777	390	3%
Intercompany eliminations	(11,282)	(23,283)	12,001
	$193,490	$212,609	$(19,119)	(9)%

Gross profit (loss) —
Well Intervention	$21,905	$41,014	$(19,109)	(47)%
Robotics	8,452	10,998	(2,546)	(23)%
Production Facilities	4,672	3,481	1,191	34%
Corporate, eliminations and other	(401)	(419)	18
	$34,628	$55,074	$(20,446)	(37)%

Gross margin —
Well Intervention	16%	24%
Robotics	17%	21%
Production Facilities	33%	25%
Total company	18%	26%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7/68%	6/97%
Robotics assets (3)	49/37%	51/44%
Chartered robotics vessels	5/95%	4/96%
(1)Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended September 30, 2020 and 2019 included 291 and 28 spot vessel days, respectively, at near full utilization.
(3)Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2020	2019

Well Intervention	$4,120	$15,318	$(11,198)
Robotics	7,162	7,965	(803)
	$11,282	$23,283	$(12,001)

Net Revenues.  Our consolidated net revenues for the three-month period ended September 30, 2020 decreased by 9% as compared to the same period in 2019, reflecting lower revenues from our Well Intervention and Robotics segments, offset in part by higher revenues from our Production Facilities segment and lower intercompany eliminations.

Our Well Intervention revenues decreased by 17% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower utilization in the North Sea as the Seawell was warm stacked during the quarter and lower utilization in the Gulf of Mexico on the Q4000 and the 15K IRS system as well as weaker foreign currency rates in Brazil.

Robotics revenues decreased by 4% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting a decrease in trenching and ROV activities, offset in part by increased vessel days due to the ongoing wind farm site clearance project in the North Sea. Our results included 450 vessel days, and 154 trenching days during the three-month period ended September 30, 2020 as compared to 292 vessel days and 241 trenching days during the same period in 2019.

Our Production Facilities revenues increased by 3% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting higher oil and gas production, offset in part by lower prices.

The decrease in intercompany eliminations was primarily attributable to a $10.6 million elimination of revenues that our Well Intervention segment earned in the three-month period ended September 30, 2019 associated with its P&A work on the Droshky oil and gas properties on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our consolidated gross profit decreased by 37% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

The gross profit related to our Well Intervention segment decreased by 47% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower revenues as well as stacking costs incurred on the Q7000.

The gross profit related to our Robotics segment decreased by 23% for the three-month period ended September 30, 2020 as compared to the same period in 2019, reflecting lower revenues and the types of projects performed.

The gross profit related to our Production Facilities segment increased by 34% for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting higher oil and gas production revenues and a reduction in direct costs on the HP I.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the three-month period ended September 30, 2020 were consistent with those for the same period in 2019.

Net Interest Expense.  Our net interest expense increased by $5.7 million for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting the cessation of interest capitalization with the completion of the Q7000 in the first quarter 2020. Net interest expense for the three-month period ended September 30, 2019 excluded $5.1 million in capitalized interest associated with the Q7000 (Note 7).

Gain on Extinguishment of Long-Term Debt. The $9.2 million gain on extinguishment of long-term debt for the three-month period ended September 30, 2020 was associated with the repurchase of $90.0 million in aggregate principal amount of the 2022 Notes and $95.0 million in aggregate principal amount of the 2023 Notes (Note 7).

Other Income (Expense), Net.  Net other income was $8.8 million for the three-month period ended September 30, 2020 as compared to net other expense of $2.3 million for the same period in 2019, primarily reflecting foreign currency transaction gains due to the strengthening of the British pound during the third quarter 2020.

Income Tax Provision.  Income tax provision was $5.2 million for the three-month period ended September 30, 2020 as compared to $3.5 million for the same period in 2019. The effective tax rates for the three-month periods ended September 30, 2020 and 2019 were 17.6% and 10.1%, respectively. The variance in the effective tax rate was primarily due to the earnings mix between our higher and lower tax rate jurisdictions (Note 8).
Comparison of Nine Months Ended September 30, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$427,296	$451,511	$(24,215)	(5)%
Robotics	135,896	136,396	(500)	—%
Production Facilities	43,301	44,651	(1,350)	(3)%
Intercompany eliminations	(32,835)	(51,398)	18,563
	$573,658	$581,160	$(7,502)	(1)%

Gross profit (loss) —
Well Intervention	$35,936	$84,761	$(48,825)	(58)%
Robotics	19,077	14,546	4,531	31%
Production Facilities	12,549	13,152	(603)	(5)%
Corporate, eliminations and other	(1,348)	(1,197)	(151)
	$66,214	$111,262	$(45,048)	(40)%

Gross margin —
Well Intervention	8%	19%
Robotics	14%	11%
Production Facilities	29%	29%
Total company	12%	19%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7/71%	6/88%
Robotics assets (3)	49/35%	51/42%
Chartered robotics vessels	5/93%	4/92%

(1)Represents the number of vessels or robotics assets as of the end of the period, including vessels under both short-term and long-term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the nine-month periods ended September 30, 2020 and 2019 included 905 and 137 spot vessel days, respectively, at near full utilization.
(3)Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2020	2019

Well Intervention	$11,334	$28,355	$(17,021)
Robotics	21,501	23,043	(1,542)
	$32,835	$51,398	$(18,563)

Net Revenues.  Our consolidated net revenues decreased by 1% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, reflecting lower revenues from our Well Intervention, Robotics and Production Facilities segments, offset in part by lower intercompany eliminations.

Our Well Intervention revenues decreased by 5% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower revenues in the Gulf of Mexico and Brazil and on the Seawell, which has been warm stacked since April 2020. Vessel utilization in the Gulf of Mexico has been impacted by scheduled regulatory certification inspections on the Q4000 and the Q5000 during the first quarter 2020. These revenue decreases were offset in part by higher revenues in the North Sea, which included higher utilization on the Well Enhancer and revenues on the Q7000 with the commencement of the vessel's operations in Nigeria in January 2020.

Robotics revenues declined nominally for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower ROV and trencher utilization, offset in part by higher chartered vessel days, including a significant increase in spot vessel days primarily due to an offshore wind farm site clearance project in the North Sea and a marine salvage project offshore Australia. Our results included 1,353 vessel days and 315 trenching days during the nine-month period ended September 30, 2020 as compared to 875 vessel days and 606 trenching days during the same period in 2019.

Our Production Facilities revenues decreased by 3% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas prices, offset in part by production increases.

The decrease in intercompany eliminations was primarily attributable to a $15.9 million elimination of revenues that our Well Intervention segment earned in the nine-month period ended September 30, 2019 associated with its P&A work on the Droshky oil and gas properties on behalf of our Production Facilities segment.

Gross Profit (Loss).  Our consolidated gross profit decreased by 40% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower gross profit in our Well Intervention and Production Facilities segments, offset in part by higher gross profit in our Robotics segment.

The gross profit related to our Well Intervention segment decreased by 58% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower revenues, which included the warm stacking of the Seawell as well as lower vessel utilization in the Gulf of Mexico, and stacking costs associated with the Q7000.

The gross profit related to our Robotics segment increased by 31% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower costs, which included the expiration of the Grand Canyon II hedge in July 2019 and the Grand Canyon III hedge in February 2020 (Note 19), offset in part by lower revenues.

The gross profit related to our Production Facilities segment decreased by 5% for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower oil and gas production revenues, offset in part by a reduction in direct costs on the HP 1.

Goodwill Impairment.  The $6.7 million impairment charge for the nine-month period ended September 30, 2020 reflects the write-off of the entire goodwill balance associated with STL (Note 6).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the nine-month period ended September 30, 2020 included a $2.4 million provision for current expected credit losses (Note 17). Excluding this charge, our selling, general and administrative expenses decreased by $3.1 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting net cost-saving measures during the second and third quarters 2020.

Net Interest Expense.  Our net interest expense increased by $14.2 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower capitalized interest. Capitalized interest totaled $1.2 million for the nine-month period ended September 30, 2020 as compared to $15.3 million for the same period in 2019 associated with the Q7000 (Note 7).

Gain on Extinguishment of Long-Term Debt. The $9.2 million gain on extinguishment of long-term debt for the nine-month period ended September 30, 2020 was associated with the repurchase of $90.0 million in aggregate principal amount of the 2022 Notes and $95.0 million in aggregate principal amount of the 2023 Notes (Note 7).

Other Expense, Net.  Net other expense increased by $1.2 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting higher foreign currency transaction losses.

Income Tax Provision (Benefit).  Income tax benefit was $16.1 million for the nine-month period ended September 30, 2020 as compared to an income tax provision of $6.7 million for the same period in 2019. The effective tax rates for the nine-month periods ended September 30, 2020 and 2019 were 9,777.0% benefit and 11.9% expense, respectively. The higher effective tax rate for the nine-month period ended September 30, 2020 was due to our recognition of discrete benefits during the period related to the restructuring of certain foreign subsidiaries and our carrying back certain net operating losses to prior periods with higher income tax rates under tax law changes associated with the CARES Act whereas we had only nominal pre-tax losses (Note 8).
LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30, 2020	December 31, 2019

Net working capital	$244,747	$153,508
Long-term debt (1)	283,545	306,122
Liquidity (2)	404,007	379,533

(1)Long-term debt does not include the current maturities portion of our long-term debt as that amount is included in net working capital. Long-term debt is also net of unamortized debt discounts and debt issuance costs. See Note 7 for information relating to our long-term debt.
(2)Liquidity, as defined by us, is equal to cash and cash equivalents plus available capacity under the Revolving Credit Facility, which capacity is reduced by letters of credit drawn against that facility. Our liquidity at September 30, 2020 included cash and cash equivalents of $259.3 million and $144.7 million of available borrowing capacity under the Revolving Credit Facility (Note 7). Our liquidity at December 31, 2019 included cash and cash equivalents of $208.4 million and $171.1 million of available borrowing capacity under the Revolving Credit Facility.

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discounts and debt issuance costs, is as follows (in thousands):

	September 30, 2020	December 31, 2019

Term Loan (matures December 2021)	$30,386	$32,869
Nordea Q5000 Loan (matures January 2021)	62,341	89,031
MARAD Debt (matures February 2027)	53,239	60,073
2022 Notes (mature May 2022) (1)	33,205	115,765
2023 Notes (mature September 2023) (1)	26,669	108,115
2026 Notes (mature February 2026) (1)	151,106	—
Total debt	$356,946	$405,853
(1)The 2022 Notes, the 2023 Notes and the 2026 Notes will increase to their face amounts through accretion of the debt discounts through May 1, 2022, September 15, 2023 and February 15, 2026, respectively.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$58,628	$89,877
Investing activities	(18,255)	(47,167)
Financing activities	(42,000)	(35,638)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

The ongoing COVID-19 pandemic, challenging market conditions and industry-wide spending cuts have impacted our current year revenues and we expect these events to continue to impact our results into the near future. Our operating cash flows are impacted to the extent we cannot reduce costs or replace those revenues. Despite these challenges, we remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we are reducing, deferring or canceling certain planned capital expenditures and reducing our overall cost structure commensurate with our expected level of activities. Over the mid-term, we have extended our debt maturity profile with the refinancing of a portion of our convertible senior notes maturing in 2022 and 2023 for convertible senior notes due 2026. We have lowered our capital expenditure outlook and reduced operating costs through various measures including warm stacking two of our vessels. These costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

The ongoing COVID-19 pandemic has contributed to rising yields on our existing debt as well as volatility in our stock price, both of which increase our cost of capital. The ongoing COVID-19 pandemic and its continued strain on the financial sector have also contributed to limited access to certain capital markets. In August 2020, we were able to refinance a portion of our 2022 Notes and 2023 Notes for the 2026 Notes. The yield on the 2026 Notes is significantly higher than that of the notes we exchanged.

A prolonged period of weak, or a significant decrease in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty. Decreases in our revenues and EBITDA, including as may be attributable to the fallout from the ongoing COVID-19 pandemic, may limit our ability to fully access the Revolving Credit Facility. At September 30, 2020, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $144.7 million, net of $3.4 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control. Our failure to comply with these covenants and other restrictions could lead to an event of default.

Operating Cash Flows

Total cash flows provided by operating activities decreased by $31.2 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily reflecting lower operating income and increases in working capital.

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

	Nine Months Ended September 30,
	2020	2019
Capital expenditures:
Well Intervention	$(18,489)	$(44,323)
Robotics	(255)	(388)
Production Facilities	—	(123)
Other	(449)	(802)
STL acquisition, net	—	(4,081)
Proceeds from sale of assets	938	2,550
Net cash used in investing activities	$(18,255)	$(47,167)

Our capital expenditures primarily included payments associated with the construction and completion of the Q7000, which was completed and commenced operations in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $42.0 million for the nine-month period ended September 30, 2020 primarily reflect the issuance of the 2026 Notes, the repurchase of the 2022 Notes and 2023 Notes, and the 2026 Capped Calls as described above and below as well as the repayment of $36.6 million of scheduled maturities related to our other indebtedness (Note 7). Net cash outflows from financing activities of $35.6 million for the nine-month period ended September 30, 2019 primarily reflect the repayment of $33.2 million scheduled maturities of our indebtedness.

In August 2020, we issued $200 million of the 2026 Notes, which have a conversion price of approximately $6.97 per share. We used the proceeds from the issuance to fund the repurchase of $90 million of the 2022 Notes and $95 million of the 2023 Notes and to acquire the 2026 Capped Calls to offset potential dilution of our common stock by increasing the effective conversion price of the 2026 Notes to approximately $8.42 per share. The issuance proceeds were also used to fund the issuance costs related to the 2026 Notes.

Free Cash Flow

Free cash flow decreased by $6.4 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019 primarily attributable to the decrease in operating cash flows, offset by a decrease in capital expenditures.

Free cash flow is a non-GAAP financial measure. See “RESULTS OF OPERATIONS” above for the definition and calculation of free cash flow.

Outlook

We anticipate that our capital expenditures, including capitalized interest and regulatory certification costs for our vessels and systems, will approximate $38 million for 2020.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2020 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$30,625	$3,500	$27,125	$—	$—
Nordea Q5000 Loan	62,500	62,500	—	—	—
MARAD Debt	56,410	7,560	16,270	17,935	14,645
2022 Notes (2)	35,000	—	35,000	—	—
2023 Notes (3)	30,000	—	30,000	—	—
2026 Notes (4)	200,000	—	—	—	200,000
Interest related to debt (5)	91,636	21,640	34,903	29,421	5,672
Property and equipment	7,057	6,913	144	—	—
Operating leases (6)	283,242	94,976	163,877	20,363	4,026
Total cash obligations	$796,470	$197,089	$307,319	$67,719	$224,343
(1)Excludes unsecured letters of credit outstanding at September 30, 2020 totaling $3.4 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.
(2)Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At September 30, 2020, the conversion trigger was not met. See Note 7 for additional information.
(3)Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At September 30, 2020, the conversion trigger was not met. See Note 7 for additional information.
(4)Notes mature in February 2026. The 2026 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $9.06 per share, which is 130% of the conversion price. At September 30, 2020, the conversion trigger was not met. See Note 7 for additional information.

(5)Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2020 for variable rate debt.
(6)Operating leases include vessel charters and facility and equipment leases. At September 30, 2020, our commitment related to long-term vessel charters totaled approximately $255.0 million, of which $96.4 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2020.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of September 30, 2020, $93.1 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.6 million in interest expense for the nine-month period ended September 30, 2020.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the United States, we endeavor to pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts provide for collections from customers in U.S. dollars.

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2020, we recorded foreign currency translation losses of $16.1 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” For the nine-month period ended September 30, 2020, we recognized foreign currency transaction losses of $3.7 million, primarily related to our subsidiaries in the U.K.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I, Item 1, Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor set forth below and the other information presented in this Quarterly Report, you should carefully read and consider Management’s Discussion and Analysis of Financial Condition and Results of Operations included in, and the risk factors set forth in, our 2019 Form 10-K, and the risk factors set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, each of which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The ongoing COVID-19 pandemic and continued oil price volatility could disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As of September 30, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. As a result the global economy has been marked by significant slowdown and uncertainty, which led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage considerations. The confluence of these events has resulted in significantly weaker outlook for oil producers and by extension oilfield service companies, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the spread of COVID-19, continued oil price volatility or the responses thereto, and if economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations.

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

Further, the decline in global oil demand combined with overall market uncertainty resulting from the ongoing COVID-19 pandemic, along with continued oil price volatility, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Our business is adversely affected by low oil prices, especially the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations, and the persistence of current conditions would negatively impact those companies’ willingness and ability to make those expenditures. In the event one or more of our customers is adversely affected by COVID-19 or otherwise by the current market environment, that may impact our business with them. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure, and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent. The current environment may make it even more difficult to comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default, the possible acceleration of our repayment of outstanding debt, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2)
July 1 to July 31, 2020	—	$—	—	6,605,081
August 1 to August 31, 2020	2,646	4.19	—	6,605,081
September 1 to September 30, 2020	—	—	—	6,684,328
	2,646	$4.19	—
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

Item 6.  Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.2	First Supplemental Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
10.1	Underwriting Agreement, dated as of August 11, 2020, by and among Helix Energy Solutions Group, Inc., Wells Fargo Securities, LLC and Evercore Group L.L.C.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC. (Registrant)
Date:	October 22, 2020	By:	/s/ Owen Kratz
Owen Kratz President and Chief Executive Officer (Principal Executive Officer)

Date:	October 22, 2020	By:	/s/ Erik Staffeldt
Erik Staffeldt Executive Vice President and Chief Financial Officer (Principal Financial Officer)