Form 10-K
period 2020-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2021-02-25
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $490.8 million.
The number of shares of the registrant’s common stock outstanding as of February 19, 2021 was 150,714,706.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2021 are incorporated by reference into Part III hereof.

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
•statements regarding the ongoing COVID-19 pandemic and oil price volatility, and their respective effects and results, our protocols and plans, the continuation of our current backlog, the spot market, our spending and cost reduction plans and our ability to manage changes;
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
•statements regarding global, market or investor sentiment with respect to fossil fuels;
•statements regarding our expansion into the offshore renewable energy market;
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
•the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
•the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
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
•the impact of current and future laws and governmental regulations and how they will be interpreted or enforced;
•the future impact of U.K.’s exit from the European Union (the “EU”), known as Brexit, and related trade agreements between the U.K. and the EU on our business, operations and financial condition;
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

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in “Risk Factors” beginning on page 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 34 of this Annual Report. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, express or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Annual Report and our reports filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein that attempt to advise interested parties of the risks and factors that may affect our business. Please see “Website and Other Available Information” for further details.
PART I
Item 1.  Business

OVERVIEW

Helix Energy Solutions Group, Inc. (together with its subsidiaries, unless context requires otherwise, “Helix,” the “Company,” “we,” “us” or “our”) was incorporated in 1979 and in 1983 was re-incorporated in the state of Minnesota. We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Traditionally, our services have covered the lifecycle of an offshore oil or gas field. In recent years, we have seen an increasing demand for our services from the offshore renewable energy market. We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. For additional information regarding business operations, see sections titled “Our Operations” included within Item 1. Business of this Annual Report.

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE as required under its Listed Company Manual in June 2020. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 15 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data located elsewhere in this Annual Report.

OUR OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. We provide a range of services to the oil and gas and renewable energy markets primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our Well Intervention segment includes our vessels and/or equipment used to access offshore wells for the purpose of performing well enhancement or decommissioning operations. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets globally. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed. Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico. See Note 15 for financial results related to our business segments.

Services we currently offer to the offshore oil and gas market worldwide include:

•Development.  Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.
•Production.  Well intervention; intervention engineering; production enhancement; inspection, repair and maintenance of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
•Decommissioning.  Reclamation and remediation services; well plug and abandonment (“P&A”) services; pipeline abandonment services; and site inspections.
•Production Facilities.  Provision of the HP I as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the Gulf of Mexico.
•Fast Response System.  Provision of the HFRS as a response resource in the Gulf of Mexico that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.

Services we currently offer to the offshore renewable energy market worldwide include:

•Site Clearance.  Site preparation for construction of offshore wind farms, underwater unexploded ordnance identification and disposal and boulder relocation.
•Trenching.  Cable protection via jetting and/or cutting by self-propelled trenching ROVs.
•Subsea Support.  General subsea support of engineering, procurement, construction and installation contractors with ROV services standalone or with support vessels.

Well Intervention

We engineer, manage and conduct well intervention operations, which include production enhancement and abandonment, and construction operations in water depths ranging from 200 to 10,000 feet. As major and independent oil and gas companies develop deepwater reserves, we expect the number of subsea trees to increase, which can improve long-term demand for well intervention services. Historically, drilling rigs were used in subsea well intervention to troubleshoot or enhance production, shift sleeves, log wells or perform recompletions. Our well intervention vessels serve as work platforms for well intervention services at costs that generally have been less than those of offshore drilling rigs. Our vessels derive competitive advantages from their lower operating costs, with an ability to mobilize quickly and to maximize operational time by performing a broad range of tasks related to intervention, construction, inspection, repair and maintenance. Our services provide a cost advantage in the development and management of subsea reservoirs. We believe we offer efficiency gains from our specialized intervention assets.

Our well intervention business currently operates seven vessels and various equipment such as IRSs, SILs and the ROAM, providing services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa.

In the Gulf of Mexico, the Q4000, a riser-based semi-submersible well intervention vessel, has been serving customers in the spot market since 2002. In 2010, the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts. The Q5000 riser-based semi-submersible well intervention vessel commenced operations in the Gulf of Mexico in 2015 and is under a five-year contract with BP expiring in the first half of 2021.

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

The Q7000, a semi-submersible well intervention vessel built to U.K. North Sea standards and capable of working globally, commenced operations in January 2020 and is currently performing integrated well intervention operations offshore Nigeria.

Our alliance with Schlumberger leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our alliance, we and Schlumberger jointly developed a 15K IRS and the ROAM, which are currently available to customers.

Robotics

We have been actively engaged in robotics for over three decades. We operate robotics assets to complement offshore construction, maintenance and well intervention services for the oil and gas market and to support offshore renewable energy projects for the renewable energy market. We often integrate our services with chartered vessels. Our robotics business primarily operates in the Gulf of Mexico, North Sea, West Africa and Asia Pacific regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the use and scope of robotics services has expanded. Our robotics assets and experience, coupled with our chartered vessel fleet and schedule flexibility, allow us to meet the technological challenges of our customers’ subsea activities worldwide. As of December 31, 2020, our robotics assets included 44 ROVs, four trenchers and one ROVDrill. We charter vessels on a long-term or a spot basis to support deployment of our robotics assets.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. Historically, this work was performed by barges and other similar vessels, but these types of services are increasingly being contracted to vessels more suitable for harsh offshore weather conditions, especially in Northern Europe where offshore wind farming is currently concentrated. We provide burial services related to subsea power cable installations as well as seabed clearing services around the world using our chartered vessels, ROVs and trenchers. In 2020, revenues derived from offshore renewable energy contracts accounted for 41% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Production Facilities

We own the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under a fixed fee agreement through at least June 1, 2023.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through September 30, 2021 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment includes two remaining wells acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. These oil and gas properties are associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244. As part of the transaction, Marathon Oil agreed to pay us certain amounts as we complete the P&A work.

GEOGRAPHIC AREAS

We primarily operate in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations are subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. See Note 15 for revenues as well as property and equipment by geographic location.

CUSTOMERS

Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2020 — Petrobras (28%) and BP (17%); 2019 — Petrobras (29%), BP (15%) and Shell (13%); and 2018 — Petrobras (28%) and BP (15%). We provided services to over 50 customers in 2020.

COMPETITORS

The oilfield services and renewable energy services markets are highly competitive. Price and the ability to access specialized vessels, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention include Baker Hughes, C-Innovation, Expro, Oceaneering, TIOS and international drilling contractors. Our principal competitors in the robotics business include C-Innovation, DeepOcean, DOF Subsea, Fugro, Oceaneering and ROVOP. Our principal competitors in renewable energy services include UTROV, Briggs Marine, James Fisher and Atlantic Marine. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

We continue to implement and improve Environmental, Social and Governance (“ESG”) initiatives and disclosures throughout our business. We understand we have an important role to play as a steward of the people, communities and environments we serve, and we regularly look for ways to emphasize and improve our own ESG record. We incorporate ESG initiatives into our core business values and priorities of safety, sustainability and value creation with a top-down approach led by management and our Board of Directors (our “Board”). Specifically, the Corporate Governance and Nominating Committee of our Board oversees, assesses and reviews the disclosure and reporting of any matters, including with respect to climate change, regarding the Company’s business and industry, and that committee's charter formally incorporates oversight of ESG matters as a stated responsibility.

We emphasize constant improvement by continually striving to improve our safety record, reducing our environmental impact, and increasing transparency. In 2020, we maintained a low Total Recordable Incident Rate and expanded our business with renewable energy customers. Our efforts are published in our Corporate Sustainability Report and Corporate Sustainability Summary Update, copies of which are available on our website at www.HelixESG.com/about-helix/corporate-sustainability.

HUMAN CAPITAL RESOURCES

Labor Practices

As of December 31, 2020, we had 1,536 employees. Of our total employees, we had 336 non-U.S. employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy.

Anti-Slavery and Anti-Human Trafficking

We are committed to ensuring that there is no modern slavery or human trafficking in our supply chains or in any part of our business. Our workplace policies and procedures demonstrate our commitment to acting ethically and with integrity in all our business relationships, and to implementing and enforcing effective systems and controls to prevent slavery and human trafficking from taking place anywhere in our supply chains. In 2020, we implemented Anti-Human Trafficking training for employees to further arm our workforce with the tools to spot and prevent human trafficking. Our Modern Slavery Statement is available on our website, located at https://www.helixesg.com/modern-slavery-statement.

Employee Health and Safety

Our corporate vision of a zero-incident workplace is based on the belief that all incidents are preventable and that we manage our working conditions to eliminate unsafe behavior. We have established a corporate culture in which QHSE takes priority over our other business objectives. Everyone at Helix has the authority and the duty to “STOP WORK” they believe is unsafe. Helix management actively encourages critical safety behaviors and employees to work in compliance with our goals to avoid injuries to people, environmental disturbances and damage to assets. Our QHSE management systems and training programs were developed based on common industry work practices, and by employees with on-site experience who understand the risk and physical challenges of the offshore work environment. The management systems of our business units have been independently assessed and registered compliant with ISO 9001 (Quality Management Systems) and ISO 14001 (Environmental Management Systems). Our safety management systems were created in accordance with OHSAS 18001.

Health and Safety during COVID-19

The nature of offshore operations requires our offshore crew members as well as our customers and vendors to periodically travel to and from vessels. The ongoing COVID-19 pandemic has introduced challenges unlike any we have ever seen, and while we like everyone else have not been immune to the impact of the pandemic, our personnel have risen to the occasion. We implemented numerous health and safety protocols in response to the pandemic, including personnel isolation and health screenings prior to travel and crew changes, a rigorous testing regime for all offshore personnel, limiting or altogether eliminating certain common areas aboard our vessels, mandatory face coverings, social distancing, extending the duration of certain offshore shifts to reduce travel and turnover, deep cleanings of our onshore facilities and offshore assets, and immediate quarantine and definitive response protocols in the event any personnel are showing or reporting any potential symptoms. With these measures in place to protect our personnel, those partners with whom we work and their collective families, we have thus far managed to avoid major operational downtime related to the pandemic.

Employee Engagement, Diversity and Inclusion

Employee Tenure and Turnover

We track tenure and voluntary employee turnover. We then use this data to develop our human capital strategy. In 2020, 56% of our workforce had been with the Company for five years or longer, and our global voluntary turnover rate was 4.3%. While these numbers provide valuable insight, the context surrounding these numbers provide an even clearer picture into our global workforce. In April and December 2017, respectively, the Siem Helix 1 and the Siem Helix 2 commenced operations in Brazil. The commencement of operations required the employment and new hire of sufficient quantities of individuals to man those vessels. In November 2019, we took delivery of the Q7000. The mobilization of the Q7000 again required the hiring and employment of additional employees. Over the past four years, we have commenced operations with three new vessels, which directly impacts the tenure percentages above and skews a greater number of employees into the zero-to-four years category.

Training, Engagement and Improvement

We recognize that we must train our staff in order to be as prepared as possible to perform our operations safely. Our staff receives up to date and relevant training required for their jobs, and Helix leadership actively engages staff so that behaviors reflect the training and critical safety approach we all desire. The initial vessel orientation for new hires is the first of many steps in shaping those behaviors. Each vessel and shore-based employee is assigned a Qualifications and Training Matrix that specifies the qualifications and training that an employee is required to have for the applicable position. All training is tracked annually and evaluated to confirm the quality of training. Ongoing and thoughtful employee participation is a vital element in the success of our QHSE process. While we believe in the strength and effectiveness of our QHSE programs, we continuously look at how we can improve our control of QHSE risks through the behavior and feedback of our employees.

Diversity and Inclusion

We are committed to diversity and inclusion throughout our workforce. In 2020, our worldwide workforce represented 28 different nationalities. Our hiring managers and human resources departments in all regions partner to find the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information or any other basis that would be in violation of any applicable federal, state, local or international law. Employing people with different backgrounds, experiences and perspectives makes Helix a stronger business. We are committed to attracting and retaining high-performing employees through this diverse talent base and evaluating and promoting throughout our organization based on skills and performance.

GOVERNMENT REGULATION

Overview

We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions, and as such we are subject to numerous laws and regulations, including international treaties, flag state requirements, environmental laws and regulations, requirements for obtaining operating and navigation licenses, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our vessels and other assets operate or are registered, all of which can significantly affect the ownership and operation of our vessels and other assets. Beginning in 2019 we operate end of life offshore oil and gas wells, some of which are producing and which we plan to ultimately decommission. Being an operator of wells subjects us to additional regulatory oversight from the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”).

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

International Overview

We provide services globally and generally can be subject to local laws and regulations wherever we operate. Those laws and regulations generally govern environmental, labor, health and safety and other matters. The regulatory regimes of the U.K. and Brazil are of particular importance given the locations of our current operations. The U.K. Continental Shelf in the North Sea is regulated by the Oil and Gas Authority (the “OGA”) in accordance with the Petroleum Act 1998. The OGA controls all of the Petroleum Operations Notices with which we comply for various well intervention and subsea construction projects, as required. The OGA also regulates the environmental requirements for our operations in the North Sea. We comply as required by the Oil Pollution Prevention and Control Regulations 2005. In the North Sea, international regulations govern working hours and the working environment, as well as standards for diving procedures, equipment and diver health. We also note that the U.K.’s exit from the EU may result in the imposition of new laws, rules or regulations affecting operations inside U.K. territorial waters.

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

Local Content Requirements and Cabotage Rules

We are subject to local content requirements with respect to equipment and crews utilized in certain of our operations. Governments in some countries, notably in Brazil and in the West Africa region, have become increasingly active in establishing and enforcing such requirements along with other aspects of the energy industries in their respective countries.

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

BOEM and BSEE

Our business is affected by laws and regulations as well as changing tax laws and policies relating to the offshore energy industry in general. The operation of oil and gas properties located on the OCS is regulated primarily by BOEM and BSEE. Among other requirements, BOEM requires lessees of OCS properties to post bonds or provide other adequate financial assurance in connection with the P&A of wells located offshore and the removal of production facilities. Following the Deepwater Horizon incident in April 2010, BSEE implemented enhanced standards for companies engaged in the development of offshore oil and gas wells. As an operator of wells, we are also required to have a BSEE-approved Oil Spill Response Plan. In April 2016 BSEE issued the final Oil and Gas and Sulfur Operations in the Outer Continental Shelf-Blowout Preventer Systems and Well Control Rule, which updated requirements for equipment and operations for well control activities associated with drilling, completion, workover and decommissioning operations, and provided further guidance for the design and operation of remotely operated tools. In May 2019, BSEE released revised regulations for well control and blowout preventer systems designed to improve operations on the OCS. The regulations address offshore oil and gas drilling, completions, workovers, and decommissioning activities, and we have incorporated them into our operations.

Other Regulatory Impact

Additional proposals and proceedings before various international, federal and state regulatory agencies and courts could affect the energy industry, including curtailing production and demand for fossil fuels. We cannot predict when or whether any such proposals may become effective, or how they will be interpreted or enforced.

ENVIRONMENTAL REGULATION

Overview

Our operations are subject to a variety of national (including federal, state and local) and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce these laws that are often complex, costly to comply with, and carry substantial administrative, civil and possibly criminal penalties for compliance failure. There is currently little uniformity among the regulations issued by the governmental agencies with authority over environmental regulation. Under these laws and regulations, we may be liable for remediation or removal costs, damages, civil, criminal and administrative penalties and other costs associated with releases of hazardous materials (including oil) into the environment, and that liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time those acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed below, but this discussion does not cover all environmental laws and regulations that govern or otherwise affect our operations.

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

OPA 90

The Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements on offshore facility owners or operators in the U.S., and the lessee or permittee of the U.S. area in which an offshore facility is located, as well as owners and operators of vessels. Any of these entities or persons can be “responsible parties” and are strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills. Failure to comply with OPA may result in the assessment of civil, administrative and criminal penalties. In addition, OPA requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from those vessels. A number of foreign jurisdictions also require us to present satisfactory evidence of financial responsibility. We satisfy these requirements through appropriate insurance coverage.

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

Air Pollution and Emissions

A variety of regulatory developments, proposals and requirements and legislative initiatives focused on restricting the emissions of carbon dioxide, methane and other greenhouse gases apply to the jurisdictions in which we operate. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The IMO designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of nitrogen oxides and sulfur oxides. These can impact both the fuel and the engines that may be used onboard vessels.

CERCLA

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) requires the remediation of releases of hazardous substances into the environment in the U.S. and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons, including owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for the disposal of, hazardous substances released at the sites.

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

Current Compliance and Potential Material Impact

We believe that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject. We maintain a robust operational compliance program, and we maintain and update our programs to meet or exceed applicable regulatory requirements. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in environmental laws and regulations, changes in the ways such laws and regulations are interpreted or enforced, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs or liabilities in the future. Costs or liabilities related to environmental compliance could have a material adverse effect on our financial position, results of operations and cash flows, and could have a significant impact on our financial ability to carry out our operations.

INSURANCE MATTERS

Our businesses involve a high degree of operational risk. Hazards such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions and operational hazards such as rigging failures, human error, or accidents are inherent in marine operations. These hazards can cause marine and subsea operational equipment failures resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of operations. Damages arising from such occurrences may result in claims. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our financial position, results of operations and cash flows.

As discussed below, we maintain insurance policies to cover some of our risk of loss associated with our operations. We maintain the amount of insurance we believe is prudent based on our estimated loss potential. However, not all of our business activities can be insured at the levels we desire because of either limited market availability or unfavorable economics.

Our current insurance program generally covers a 12-month period beginning July 1 each year.

We maintain Hull and Increased Value insurance, which provides coverage for physical damage up to an agreed amount for each vessel. The deductibles are $1 million on the Q4000, the Q5000, the Q7000, the HP I and the Well Enhancer, and $500,000 on the Seawell. In addition to the primary deductibles, the vessels are subject to an annual aggregate deductible of $5 million. We also carry Protection and Indemnity (“P&I”) insurance, which covers liabilities arising from the operation of vessels, and General Liability insurance, which covers liabilities arising from construction operations. Our current deductible on the P&I Liability is $100,000 per occurrence and $250,000 per occurrence on the General Liability. Onshore employees are covered by Workers’ Compensation. Offshore employees and marine crews are covered by a Maritime Employers Liability (“MEL”) insurance policy, which covers Jones Act exposures and currently includes a deductible of $250,000 per occurrence. In addition to the liability policies described above, we currently carry various layers of Umbrella Liability for total limits of $500 million in excess of primary limits as well as OPA insurance for our offshore oil and gas properties with $35 million of coverage as required by BOEM. Our self-insured retention on our medical and health benefits program for employees is $300,000 per participant.

We also maintain Operator Extra Expense coverage that provides up to $150 million of coverage per each loss occurrence for a well control issue on oil and gas properties where we are the operator. Separately, we also maintain $500 million of liability insurance. For any given oil spill event we maintain up to $650 million of insurance coverage.

We customarily have agreements with our customers and vendors in which each contracting party is responsible for its respective personnel. Under these agreements we are indemnified against third-party claims related to the injury or death of our customers’ or vendors’ personnel, and vice versa. With respect to well work contracted to us, the customer is typically contractually responsible for pollution emanating from the well. We separately maintain additional coverage for an amount up to $100 million that would cover us under certain circumstances against any such third-party claims associated with well control events.

We receive workers’ compensation, MEL and other insurance claims in the normal course of business. We analyze each claim for its validity, potential exposure and estimated ultimate liability. Our services are provided in hazardous environments where events involving catastrophic damage or loss of life could occur, and claims arising from such an event may result in our being named as a responsible party. Although there can be no assurance the amount of insurance we carry is sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations.

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.HelixESG.com. Copies of this Annual Report for the year ended December 31, 2020, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “Investors” section of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

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

Dynamic Positioning (DP):  Computer directed thruster systems that use satellite-based positioning and other positioning technologies to provide the proper counteraction to wind, current and wave forces enabling a vessel to maintain its position without the use of anchors.

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

Subsea Intervention Lubricator (SIL):  A riserless subsea system designed to provide access to the well bore while providing well control safety for activities that do not require a riser conduit. A SIL can be utilized for wireline, logging, light perforating, zone isolation, plug setting and removal, and decommissioning, and it facilitates access to subsea wells from a monohull vessel to provide safe, efficient and cost effective riserless well intervention and abandonment solutions.

Trencher or trencher system:  A subsea robotics system capable of providing post-lay trenching, inspection and burial and maintenance of submarine cables and flowlines in water depths of 30 to 7,200 feet across a range of seabed and environmental conditions.

Well intervention services:  Activities related to well maintenance and production management and enhancement services. Our well intervention operations include the utilization of slickline and electric line services, pumping services, specialized tooling and coiled tubing services.
Item 1A.  Risk Factors

Shareholders should carefully consider the following risk factors in addition to the other information contained herein. We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. The risks and uncertainties described below are not the only ones facing Helix. We are subject to a variety of risks that affect many other companies generally, as well as additional risks and uncertainties not known to us or that, as of the date of this Annual Report, we believe are not as significant as the risks described below. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, financial position, results of operations and cash flows.

Market and Industry Risks

The ongoing COVID-19 pandemic could continue to disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As of December 31, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. Furthermore, although vaccines have been identified, their efficacy and rollout pose logistical and other challenges, and new strains of coronavirus have been identified that may be more contagious, more severe, and for which vaccinations may not be effective. As a result the global economy has been marked by significant slowdown and uncertainty, which led to a precipitous decline in oil prices in response to demand concerns, as further discussed throughout these Risk Factors. These events have resulted in significantly weaker outlook for oil producers and by extension oilfield service companies, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the spread of COVID-19 or the responses thereto, and if economic and industry conditions do not improve, these events will continue to adversely impact our financial condition and results of operations.

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

Our business is adversely affected by low oil and gas prices, which occur in a cyclical oil and gas market that is currently experiencing significant volatility.

Our services are substantially dependent upon the condition of the oil and gas market, and in particular, the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations. Although our services are used for other operations during the entire lifecycle of a well, when industry conditions are unfavorable such as the current environment, oil and gas companies will likely continue to reduce their budgets for expenditures on all types of operations, and will defer certain activities to the extent possible.

The price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations significantly contributed to the slowdown and uncertainty in the global economy. The confluence of these events along with the continued impact of COVID-19 has resulted in a significantly weaker outlook for oil producers and by extension oilfield service companies, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the continued oil price volatility or the responses thereto, and if economic and industry conditions do not improve, these events will continue to adversely impact our financial condition and results of operations.

The levels of both capital and operating expenditures largely depend on the prevailing view of future oil and gas prices, which is influenced by numerous factors, including:

•worldwide economic activity and general economic and business conditions, including access to global capital and capital markets;
•the global supply and demand for oil and natural gas;
•political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
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
•the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
•the sale and expiration dates of offshore leases globally;
•governmental restrictions on oil and gas leases, including executive actions taken with respect to permitting in connection with oil and gas leases on federal land announced in January 2021;
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
•laws, regulations and policies directly related to the industries in which we provide services, and their interpretation and enforcement;
•environmental and other governmental regulations; and
•tax laws, regulations and policies.

A prolonged period of low level of activity by offshore oil and gas operators may continue to adversely affect demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general, all of which could lead to an even greater surplus of available vessels or similar assets and therefore increasingly downward pressure on the rates we can charge for our services. Given that our business is adversely affected by low oil prices, especially the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations, the persistence of current conditions would negatively impact those companies’ willingness and ability to make those expenditures. Additionally, our customers, in reaction to negative market conditions, may continue to seek to negotiate contracts at lower rates, both during and at the expiration of the term of our contracts, to cancel earlier work and shift it to later periods, or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. The extent of the impact of these conditions on our results of operations and cash flows depends on the length and severity of an unfavorable industry environment and the potential decreased demand for our services.

Business and Operational Risks

The majority of our current backlog is concentrated in a small number of long-term contracts that we may fail to renew or replace.

Although historically our service contracts were of relatively short duration, over recent years we have entered into longer term contracts, including the five-year contract with BP for work in the Gulf of Mexico, the two four-year contracts with Petrobras for well intervention services offshore Brazil and the seven-year contract for the HP I. As of December 31, 2020, the BP contract, the Petrobras contracts and the contract for the HP I represented approximately 69% of our total backlog. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter term contracts. In addition, the BP contract and the Petrobras contracts expire in 2021 and the contract for the HP I expires in 2023. Our ability to extend, renew or replace these contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, we may not be able to extend, renew or replace the contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

Our current backlog may not be ultimately realized for various reasons, and our contracts may be terminated early.

As of December 31, 2020, backlog for our services supported by written agreements or contracts totaled $407 million, of which $301 million is expected to be performed in 2021. We may incur capital costs, we may charter vessels for the purpose of performing these contracts, and/or we may forgo or not seek other contracting opportunities in light of these contracts.

We may not be able to perform under our contracts for various reasons giving our customers certain contractual rights under their contracts with us, which ultimately could include termination of a contract. In addition, our customers may seek to cancel, terminate, suspend or renegotiate our contracts in the event of our customers’ diminished demand for our services due to global or industry conditions affecting our customers and their own revenues. Some of these contracts provide for a cancellation fee that is substantially less than the expected rates from the contracts. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under a contract, in which case a customer may repudiate or seek to cancel or renegotiate the contract. The repudiation, early cancellation, termination or renegotiation of our contracts by our customers could have a material adverse effect on our financial position, results of operations and cash flows.

Our operations involve numerous risks, which could result in our inability or failure to perform operationally under our contracts and result in reduced revenues, contractual penalties and/or contract termination.

Our equipment and services are very technical and the offshore environment poses its own challenges. Performing the work we do pursuant to the terms of our contracts can be difficult for various reasons, including equipment failure or reduced performance, human error, third-party failure or other fault, design flaws, weather, water currents or soil conditions. In particular, our assets may experience challenges operating in new locations, presenting incremental complications; any of these factors could lead to performance concerns. The nature of offshore operations requires our offshore crew members as well as our customers and vendors to periodically travel to and from the vessels. The occurrence or threat of an epidemic or pandemic disease, including the ongoing COVID-19 pandemic and any related governmental regulations or other travel restrictions or safety measures, may impede our ability to execute such crewing or crew changes, which could lead to vessel downtime or suspension of operations, which may be beyond our control. Failure to perform in accordance with contract specifications can result in reduced rates (or zero rates), contractual penalties, and ultimately, termination in the event of sustained non-performance. Reduced revenues and/or contract termination due to our inability or failure to perform operationally could have a material adverse effect on our financial position, results of operations and cash flows.

Our customers and other counterparties may be unable to perform their obligations.

Continued industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us. In the event one or more of our customers is adversely affected by the ongoing COVID-19 pandemic or otherwise by the current market environment, our business with them may be affected. In this current uncertain environment, we may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent.

Although we assess the creditworthiness of our counterparties, a variety of conditions and factors could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In particular, our robotics business unit tends to do business with smaller customers that may not be capitalized to the same extent as larger operators and/or that may be more exposed to financial loss in an uncertain economic environment. In addition, we may offer favorable payment or other contractual terms to customers in order to secure contracts. These circumstances may lead to more frequent collection issues. Our financial results and liquidity could be adversely affected and we could incur losses.

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

Further, we charter our ROV support vessels under time charter agreements. We also have entered into long-term charter agreements for the Siem Helix 1 and Siem Helix 2 vessels to perform work under our contracts with Petrobras. Should our contracts with customers be canceled, terminated or breached and/or if we do not secure work for the chartered vessels, we are still required to make charter payments. Making those payments absent revenue generation could have a material adverse effect on our financial position, results of operations and cash flows.

Asset upgrade, modification, refurbishment, repair, dry dock and construction projects, and customer contractual acceptance of vessels and equipment, are subject to risks, including delays, cost overruns, loss of revenue and failure to commence or maintain contracts.

We incur significant upgrade, modification, refurbishment, repair and dry dock expenditures on our existing fleet from time to time. We also construct or make capital improvements to other pieces of equipment. While some of these capital projects are planned, some are unplanned. Additionally, as assets age, they are more likely to be subject to higher maintenance and repair activities. These projects are subject to the many risks, including delay and cost overruns, inherent in any large capital project.

Actual capital expenditures could materially exceed our estimated or planned capital expenditures. Moreover, assets undergoing upgrades, modifications, refurbishment, repair or dry docks may not earn revenue during the period they are out of service. Any significant period of such unplanned activity for our assets could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, delays in the delivery of vessels and other assets being constructed or undergoing upgrades, modifications, refurbishment, repair, or dry docks may result in delay in customer acceptance and/or contract commencement, resulting in a loss of revenue and cash flow to us, and may cause our customers to seek to terminate or shorten the terms of their contracts with us and/or seek damages under applicable contract terms. In the event of termination or modification of a contract due to late delivery, we may not be able to secure a replacement contract on favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may not be able to compete successfully against current and future competitors.

The industries in which we operate are highly competitive. An oversupply of offshore drilling rigs coupled with a significant slowdown in industry activities results in increased competition from drilling rigs as well as substantially lower rates on work that is being performed. Several of our competitors are substantially larger and have greater financial and other resources to better withstand a prolonged period of difficult industry conditions. In order to compete for customers, these larger competitors may undercut us substantially by reducing rates to levels we are unable to withstand. Further, certain other companies may seek to compete with us by hiring vessels of opportunity from which to deploy modular systems and/or be willing to take on additional risks. If other companies relocate or acquire assets for operations in the regions in which we operate, levels of competition may increase further and our business could be adversely affected.

The actual or perceived lack of sustainability of the oil and gas sector, or our failure to adequately implement and communicate ESG initiatives that demonstrate our own sustainability, may adversely affect our business.

Sustainability and ESG initiatives have become an increasingly important factor in assessing a company’s outlook, as investors look to identify factors that they believe inform a company’s ability to create long-term value. We understand we have an important role to play as a steward of the people, communities and environments we serve, and we regularly look for ways to emphasize and improve our own ESG record. However the nature of the oil and gas sector in which we predominantly operate may impact in the near or long term sustainability sentiment of investors, lenders, other industry participants and individuals, as the global markets shift towards green energy and environmental conservation. This sentiment may in turn lead to a lack of investment, investability or borrowing capital, or a more negative overall perception related to the fossil fuel industry. Further, we may not succeed in implementing or communicating an ESG message that is well understood or received. As a result we may experience diminished reputation or sentiment, reduced access to capital markets and/or increased cost of capital, an inability to attract and retain talent, and loss of customers or vendors.

Failure to protect our intellectual property or other technology may adversely affect our business.

Our industry is highly technical. We utilize and rely on a variety of advanced assets and other tools, such as our vessels, DP systems, IRSs, SILs, ROAM, ROVs and ROVDrill, to provide customers with services designed to meet the technological challenges of their subsea activities worldwide. In some instances we hold intellectual property (“IP”) rights related to our business. We rely significantly on proprietary technology, processes and other information that are not subject to IP protection, as well as IP licensed from third parties. We employ confidentiality agreements to protect our IP and other proprietary information, and we have management systems in place designed to protect our legal and contractual rights. We may be subject to, among other things, theft or other misappropriation of our IP and other proprietary information, challenges to the validity or enforceability of our or our licensors’ IP rights, and breaches of confidentiality obligations. These risks are heightened by the global nature of our business, as effective protections may be limited in certain jurisdictions. Although we endeavor to identify and protect our IP and other confidential or proprietary information as appropriate, there can be no assurance that these measures will succeed. Such a failure could result in an interruption in our operations, increased competition, unplanned capital expenditures, and exposure to claims. Any such failure could have a material adverse effect on our business, competitive position, financial position, results of operations and cash flows.

Our North Sea business typically declines in the winter, and weather can adversely affect our operations.

Marine operations conducted in the North Sea are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. As is common in our industry, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Certain areas in which we operate experience unfavorable weather conditions including hurricanes and extreme storms on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the Gulf of Mexico and the North Sea are susceptible to damage and/or total loss by these weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to adjust service operations or curtail operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these weather conditions, we may experience disruptions in our operations because customers may adjust their offshore activities due to damage to their assets, platforms, pipelines and other related facilities.

The operation of marine vessels is risky, and we do not have insurance coverage for all risks.

Vessel-based offshore services involve a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. Damage arising from such occurrences may result in assertions of our liability. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful liability claim for which we are not fully insured could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, we cannot make assurances that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers require broad exclusions for losses due to war risk and terrorist acts, and limitations for wind storm damage. The current insurance on our assets is in amounts approximating replacement value. In the event of property loss due to a catastrophic disaster, mechanical failure, collision or other event, insurance may not cover a substantial loss of revenue, increased costs and other liabilities, and therefore the loss of any of our assets could have a material adverse effect on us.

Our oil and gas operations involve a high degree of operational, contractual and financial risk, particularly risk of personal injury, damage, loss of equipment and environmental incidents.

In January 2019 we began owning oil and gas properties as part of our strategy to secure utilization for our vessels and other equipment. Engaging in oil and gas production and transportation operations subjects us to certain risks inherent in the operation of oil and gas wells, including but not limited to uncontrolled flows of oil, gas, brine or well fluids into the environment; blowouts; cratering; pipeline or other facility ruptures; mechanical difficulties or other equipment malfunction; fires, explosions or other physical damage; hurricanes, storms and other natural disasters and weather conditions; and pollution and other environmental damage; any of which could result in substantial losses to us. Although we maintain insurance against some of these risks we cannot insure against all possible losses. Furthermore, such operations necessarily involve some degree of contractual counterparty risk, including for the transportation, marketing and sale of such production, and to the extent we have partners in any of the properties we own or operate. As a result, any damage or loss not covered by our insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

Our customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, we typically obtain contractual indemnification from our customers whereby they agree to protect and indemnify us for liabilities resulting from various hazards associated with offshore operations. We can provide no assurance, however, that we will obtain such contractual indemnification or that our customers will be willing or financially able to meet their indemnification obligations.

Our operations outside of the U.S. subject us to additional risks.

Our operations outside of the U.S. are subject to risks inherent in foreign operations, including:

•the loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;
•increases in taxes and governmental royalties;
•laws and regulations affecting our operations, including with respect to customs, assessments and procedures, and similar laws and regulations that may affect our ability to move our assets in and out of foreign jurisdictions;
•renegotiation or abrogation of contracts with governmental and quasi-governmental entities;
•changes in laws and policies governing operations of foreign-based companies;
•currency exchange restrictions and exchange rate fluctuations;
•global economic cycles;
•restrictions or quotas on production and commodity sales;
•limited market access; and
•other uncertainties arising out of foreign government sovereignty over our international operations.

Certain countries have in place or are in the process of developing complex laws for foreign companies doing business in these countries, such as local content requirements. Some of these laws are difficult to interpret, making compliance uncertain, and others increase the cost of doing business, which may make it difficult for us in some cases to be competitive. In addition, laws and policies of the U.S. affecting foreign trade, taxation and other commercial activity may adversely affect our international operations.

Financial and Liquidity Risks

Our indebtedness and the terms of our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

As of December 31, 2020, we had $349.6 million of consolidated indebtedness outstanding. The level of indebtedness may have an adverse effect on our future operations, including:

•limiting our ability to refinance maturing debt or to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•increasing our vulnerability to a continued general economic downturn, competition and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged;
•increasing our exposure to potential rising interest rates for the portion of our borrowings at variable interest rates;
•reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flows to service debt obligations;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limiting our ability to expand our business through capital expenditures or pursuit of acquisition opportunities due to negative covenants in credit facilities that place limitations on the types and amounts of investments that we may make;
•limiting our ability to use, or post security for, bonds or similar instruments required under the laws of certain jurisdictions with respect to, among other things, the temporary importation of vessels and equipment and the decommissioning of offshore oil and gas properties; and
•limiting our ability to use proceeds from asset sales for purposes other than debt repayment (except in certain circumstances where proceeds may be reinvested under criteria set forth in our credit agreements).

A prolonged period of weak economic or industry conditions and other events beyond our control may make it increasingly difficult to comply with our covenants and other restrictions in agreements governing our debt. If we fail to comply with these covenants and other restrictions, it could lead to reduced liquidity, an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral. These conditions and events may limit our access to the credit markets if we need to replace our existing debt, which could lead to increased costs and less favorable terms, including shorter repayment schedules and higher fees and interest rates.

Because we have certain debt and other obligations, a prolonged period of low demand and rates for our services could lead to a material adverse effect on our liquidity.

A prolonged period of difficult industry conditions, the failure of our customers to expend funds on our services or a longer period of lower rates for our services, coupled with certain fixed obligations that we have related to debt repayment, long-term vessel time charter contracts and certain other commitments related to ongoing operational activities, could lead to a material adverse effect on our liquidity and financial position.

Lack of access to the financial markets could negatively impact our ability to operate our business.

Access to financing may be limited and uncertain, especially in times of economic weakness, or declining sentiment towards industries we service. If capital and credit markets are limited, we may be unable to refinance or we may incur increased costs and obtain less favorable terms associated with refinancing of our maturing debt. Also, we may incur increased costs and obtain less favorable terms associated with any additional financing that we may require for future operations. Limited access to the financial markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions. Additionally, if capital and credit markets are limited, this could potentially result in our customers curtailing their capital and operating expenditure programs, which could result in a decrease in demand for our assets and a reduction in revenues and/or utilization. Certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access financial markets as needed to fund their operations. Likewise, our other counterparties may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations. Continued lower levels of economic activity and weakness in the financial markets could also adversely affect our ability to implement our strategic objectives.

A further decline in the offshore energy services market could result in additional impairment charges.

Prolonged periods of low utilization and low rates for our services could result in the recognition of impairment charges for our assets if future cash flow estimates, based on information available to us at the time, indicate that their carrying value may not be recoverable.

Our international operations are exposed to currency devaluation and fluctuation risk.

Because we are a global company, our international operations are exposed to foreign currency exchange rate risks on all contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we are at risk of changes in the exchange rates between the U.S. dollar and such currencies. In some instances, we may receive payments in currencies that are not easily traded and may be illiquid. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, revenues and expenses are denominated in other countries’ currencies. Those assets, liabilities, revenues and expenses are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, changes in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency.

Legal and Regulatory Compliance Risks

Government regulations may affect our business operations, including impeding our operations and making our operations more difficult and/or costly.

Our business is affected by changes in public policy and by federal, state, local and international laws and regulations relating to the offshore oil and gas operations. Offshore oil and gas operations are affected by tax, environmental, safety, labor, cabotage and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations or enforcement priorities. It is also possible that these laws and regulations in the future may add significantly to our capital and operating costs or those of our customers or otherwise directly or indirectly affect our operations.

In January 2021, the U.S. Department of the Interior issued Order No. 3395, “Temporary Suspension of Delegated Authority” (“Order No. 3395”). Order No. 3395 suspends for 60 days the authority of the Department of Bureaus and Offices to, among other things, issue any fossil fuel authorization including a lease, contract, or other agreement or drilling permit. Order No. 3395 does not limit existing operations under valid leases or apply to authorizations necessary to avoid conditions that may threaten human health or safety or avoid adverse impact to public land or mineral resources. The interpretation or enforcement of Order No. 3395 or similar regulation may directly impede our operations or ability to service our customers’ needs. Such regulations could also result in offshore drilling rigs being diverted to well intervention work, which may create more competition for the services we offer. Such regulations may also affect oil and gas prices, which could impact the demand for our services. Such impediments, competition or reduction in activity could have a material adverse effect on our operations, competitive position, results of operations and cash flows.

On December 20, 2019 CBP finalized a new set of rulings (the “2019 CBP Rulings”) that (i) restrict the scope of items that may be transported aboard non-coastwise qualified vessels on the OCS and (ii) establish rules regarding incidental vessel movements related to offshore lifting operations. The 2019 CBP Rulings constitute a significant step towards establishing a predictable regime of regulation for offshore operations. We are aware, however, that certain organizations are seeking to overturn the 2019 CBP Rulings, particularly with respect to offshore lifting operations. CBP, its parent agency, the Department of Homeland Security, the federal courts or the U.S. Congress could revisit the issue and, if a challenge to the 2019 CBP Rulings were successful along the lines sought by those organizations, the resulting interpretation of the Jones Act could adversely impact the operations of non-coastwise qualified vessels working in the Gulf of Mexico, and could potentially make it more difficult and/or costly to perform our offshore services in the area.

On January 1, 2021, the National Defense Authorization Act for fiscal year 2021 came into force which, among other things, extended federal law, including the Jones Act, to U.S. offshore wind farm projects. This law could potentially make it more difficult and/or costly to provide for U.S. renewables customers the services that we currently provide for renewables customers in the North Sea.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations are issued or applied. In 2017 the U.S. enacted significant tax reform, and certain provisions of the new law may ultimately adversely affect us. Certain members of the EU are undergoing significant changes to their tax systems, which may have an adverse effect on us. In addition, risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and international laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operations of various facilities, including vessels, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protections we seek to obtain from our counterparties, assuming they are obtained, may not be sufficient or effective to protect us under all circumstances or against all risk involving compliance with environmental laws and regulations.

Enhanced regulations for deepwater offshore drilling may reduce the need for our services.

Exploration and development activities and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulations. To conduct deepwater drilling in the Gulf of Mexico, an operator is required to comply with existing and newly developed regulations and enhanced safety standards. Before drilling may commence, BSEE conducts many inspections of deepwater drilling operations for compliance with its regulations. Operators also are required to comply with Safety and Environmental Management System (“SEMS”) regulations within the deadlines specified by the regulations, and confirm that their contractors have SEMS-compliant safety and environmental policies and procedures in place. Additionally, each operator must demonstrate that it has containment resources that are available promptly in the event of a loss of well control. It is expected that government authorities, including BOEM and BSEE, will continue to issue further regulations regarding deepwater offshore drilling. Our business, a significant portion of which is in the Gulf of Mexico, provides development services to newly drilled wells, and therefore relies heavily on the industry’s drilling of new oil and gas wells. If the issuance of drilling or other permits is significantly delayed, or if other oil and gas operations are delayed or reduced due to increased costs of complying with regulations, demand for our services may also decline. Moreover, if our assets are not redeployed such that we can provide our services at profitable rates, our business, financial condition, results of operations and cash flows would be materially adversely affected.

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

General Risks

The loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel in the future, could disrupt our operations and adversely affect our financial results.

Our industry has lost a significant number of experienced professionals over the years due to its cyclical nature. Many companies, including us, have had employee layoffs as a result of reduced business activities in an industry downturn. Our success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. The delivery of our services also requires personnel with specialized skills, qualifications and experience. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled, qualified and experienced workers, and we may have competition for personnel with the requisite skill set.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. Similar to other companies, we may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism. Furthermore, we may also experience increased cybersecurity risk as our onshore personnel continue to work remotely in an effort to limit the impact of COVID-19 at our locations. Although we continue to refine our procedures, educate our employees and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent or detect every type of attempt or attack. In addition, a cyberattack or security breach could go undetected for an extended period of time. A breach or failure of our information technology systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our vessels or ROVs, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation. Any such breach could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows.

Certain provisions of our corporate documents, financial arrangements and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment arrangements with all of our executive officers that could require cash payments, terms in certain of our convertible senior notes that could increase the applicable conversion rate and covenants in our Credit Facility that could put in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.
Item 1B.  Unresolved Staff Comments

None.
Item 2.  Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2020, our fleet included six vessels, six IRSs, three SILs, the ROAM, 44 ROVs, four trenchers and one ROVDrill. We also had four vessels under long-term charter. All of our vessels, both owned and chartered, have DP capabilities specifically designed to meet the needs of our customers’ offshore and deepwater activities. Our Seawell and Well Enhancer vessels have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2020 (1)

	Flag State	Placed in Service (2)	Length (Feet)	DP
Floating Production Unit —
Helix Producer I (3)	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (4)	U.S.	4/2002	312	DP3
Seawell (3)	U.K.	7/2002	368	DP2
Well Enhancer (3)	U.K.	10/2009	432	DP2
Q5000 (5)	Bahamas	4/2015	358	DP3
Siem Helix 1 (6)	Bahamas	6/2016	521	DP3
Siem Helix 2 (6)	Bahamas	2/2017	521	DP3
Q7000	Bahamas	1/2020	320	DP3
6 IRSs, 3 SILs and the ROAM (7)	—	Various	—	—
Robotics —
44 ROVs, 4 Trenchers and 1 ROVDrill (3), (8)	—	Various	—	—
Grand Canyon II (6)	Norway	4/2015	419	DP3
Grand Canyon III (6)	Norway	5/2017	419	DP3
(1)Under governmental regulations and our insurance policies, we are required to maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the charters for our chartered vessels commenced, as applicable.

(3)Serves as security for the Credit Agreement described in Note 8. The Seawell was pledged as security beginning in July 2020 as was the Well Enhancer beginning in February 2021.
(4)Subject to a vessel mortgage securing our MARAD Debt described in Note 8.
(5)Serves as security for our Nordea Q5000 Loan described in Note 8.
(6)Vessel under long-term charter agreement.
(7)We own a 50% interest in the 15K IRS and the ROAM, both of which we jointly developed with Schlumberger.
(8)Average age of our fleet of ROVs, trenchers and ROVDrill is approximately 10.5 years.

We incur routine dry dock, inspection, maintenance and repair costs pursuant to applicable statutory regulations in order to maintain our vessels in accordance with the rules of the applicable class society. In addition to complying with these requirements, we have our own asset maintenance programs that we believe permit us to continue to provide our customers with well-maintained, reliable assets. In the normal course of business, we charter spot vessels, such as tugboats, cargo barges, utility boats and additional robotics support vessels.

FACILITIES

Our corporate headquarters are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043. We currently lease all of our facilities, which are primarily located in Texas, Scotland, Singapore and Brazil.
Item 3.  Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 17 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Item 4.  Mine Safety Disclosures

Not applicable.
Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	66	President, Chief Executive Officer and Director
Erik Staffeldt	49	Executive Vice President and Chief Financial Officer
Scott A. Sparks	47	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	45	Senior Vice President, General Counsel and Corporate Secretary

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

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director February 2014 until July 2015, Vice President — Finance and Accounting from July 2015 to June 2017, and Senior Vice President and Chief Financial Officer from June 2017 until February 2019. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 25 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and an MBA from Loyola University in New Orleans, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 30 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Senior Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 20 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, most recently serving as Helix’s Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 19, 2021, the closing sale price of our common stock on the NYSE was $4.95 per share. As of February 19, 2021, there were 287 registered shareholders and approximately 93,300 beneficial shareholders of our common stock.

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

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2015 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2020 (the “Peer Group”) consisting of the following companies: ChampionX Corporation (formerly known as Apergy Corporation), Archrock, Inc., Baker Hughes Company, Core Laboratories N.V., DMC Global Inc., Dril-Quip, Inc., Bristow Group Inc. (formerly known as Era Group Inc.), Exterran Corporation, Geospace Technologies Corporation, Halliburton Company, KLX Energy Services Holdings, Inc., Matrix Service Company, McDermott International, Inc., NOV Inc. (formerly known as National Oilwell Varco, Inc.), Newpark Resources, Inc., Oceaneering International, Inc., Oil States International, Inc., ProPetro Holding Corp., RPC, Inc., Schlumberger Limited, SEACOR Holdings Inc., TechnipFMC plc, TETRA Technologies, Inc., and U.S. Silica Holdings, Inc. The returns of each member of the Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2020 and have been adjusted for the reinvestment of any dividends. We believe that the members of the Peer Group provide services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2015 in our common stock at the closing price on that date price and on December 31, 2015 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — (20.2)%; the Peer Group — (50.3)%; the OSX — (68.9)%; and S&P 500 — 105.8%. These results are not necessarily indicative of future performance.

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,
OSX and Peer Group

	As of December 31,
	2015	2016	2017	2018	2019	2020
Helix	$100.0	$167.7	$143.3	$102.9	$183.1	$79.8
Peer Group Index	$100.0	$132.5	$111.4	$66.8	$75.1	$49.7
Oil Service Index	$100.0	$101.0	$98.5	$54.0	$53.7	$31.1
S&P 500	$100.0	$113.5	$138.3	$132.2	$173.9	$205.8
Source: Bloomberg

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum number of shares that may yet be purchased under the program (2) (3)
October 1 to October 31, 2020	—	$—	—	6,709,159
November 1 to November 30, 2020	—	—	—	6,709,159
December 1 to December 31, 2020	24,316	4.19	—	6,913,705
	24,316	$4.19	—
(1)Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.
(2)Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 14), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11.
(3)In December 2020, we issued 204,546 shares of restricted stock to independent members of our Board. In January 2021, we issued 14,249 shares of restricted stock to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash. These issuances increase the number of shares available for repurchase under our stock repurchase program by a corresponding amount.
Item 6.  Selected Financial Data

The financial data presented below for each of the five years ended December 31, 2020 should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$733,555	$751,909	$739,818	$581,383	$487,582
Gross profit	79,909	137,838	121,684	62,166	46,516
Income (loss) from operations (1)	13,025	67,997	51,543	(1,130)	(63,235)
Net income (loss) (2)	20,084	57,697	28,598	30,052	(81,445)
Net loss attributable to redeemable noncontrolling interests	(2,090)	(222)	—	—	—
Net income (loss) attributable to common shareholders	22,174	57,919	28,598	30,052	(81,445)
Adjusted EBITDA (3)	155,260	180,088	161,709	107,216	89,544
Earnings (loss) per share of common stock:
Basic	$0.13	$0.39	$0.19	$0.20	$(0.73)
Diluted	$0.13	$0.38	$0.19	$0.20	$(0.73)
Weighted average common shares outstanding:
Basic	148,993	147,536	146,702	145,295	111,612
Diluted	149,897	149,577	146,830	145,300	111,612
(1)Amount in 2020 included a $6.7 million goodwill impairment charge related to our U.K. well intervention reporting unit (Note 7). Amount in 2016 included a $45.1 million goodwill impairment charge related to our robotics reporting unit.

(2)Amount in 2020 included a $9.2 million gain on extinguishment of long-term debt (Note 8), a $7.6 million net tax benefit as a result of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and net deferred tax benefits of $8.3 million due to the reduction in the overall tax rate associated with two of our foreign subsidiaries (Note 9). Amount in 2017 included a $51.6 million income tax benefit as a result of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).
(3)This is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for an explanation of the definition and use of such measure as well as a reconciliation of these amounts to each year’s respective reported net income or loss.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and restricted cash	$291,320	$262,561	$279,459	$266,592	$356,647
Net working capital (1)	246,338	153,508	259,440	186,004	336,387
Total assets	2,498,278	2,596,731	2,347,730	2,362,837	2,246,941
Long-term debt (1)	258,912	306,122	393,063	385,766	558,396
Total shareholders’ equity	1,740,496	1,699,591	1,617,779	1,567,393	1,281,814
(1)Current maturities of our long-term debt are included in net working capital and excluded from long-term debt. Long-term debt is also net of unamortized debt discounts and debt issuance costs (Note 8).

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

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and non-cash gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets and the general provision for current expected credit losses, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments and other than temporary loss on note receivable, which are excluded from EBITDA as a component of net other income or expense. We define free cash flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliations, we provide amounts as reflected in the consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016

Net income (loss)	$20,084	$57,697	$28,598	$30,052	$(81,445)
Adjustments:
Income tax provision (benefit)	(18,701)	7,859	2,400	(50,424)	(12,470)
Net interest expense	28,531	8,333	13,751	18,778	31,239
(Gain) loss on extinguishment of long-term debt	(9,239)	18	1,183	397	3,540
Other (income) expense, net	(4,724)	(1,165)	6,324	1,434	(3,510)
Depreciation and amortization	133,709	112,720	110,522	108,745	114,187
Goodwill impairments	6,689	—	—	—	45,107
Gain (loss) on equity investment	(264)	(1,613)	3,430	1,800	1,674
EBITDA	156,085	183,849	166,208	110,782	98,322
Adjustments:
(Gain) loss on disposition of assets, net	(889)	—	(146)	39	(1,290)
General provision for current expected credit losses	746	—	—	—	—
Realized losses from foreign exchange contracts not designated as hedging instruments	(682)	(3,761)	(3,224)	(3,605)	(7,488)
Other than temporary loss on note receivable	—	—	(1,129)	—	—
Adjusted EBITDA	$155,260	$180,088	$161,709	$107,216	$89,544

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016

Cash flows from operating activities	$98,800	$169,669	$196,744	$51,638	$38,714
Less: Capital expenditures, net of proceeds from sale of assets	(19,281)	(138,304)	(137,058)	(221,127)	(173,310)
Free cash flow	$79,519	$31,365	$59,686	$(169,489)	$(134,596)

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. The services we offer to the oil and gas market cover the lifecycle of an offshore oil and gas field, and the services we offer to the renewable energy market are currently focused on offshore wind farm projects and cable burial operations. Our well intervention fleet includes seven purpose-built well intervention vessels, six IRSs, three SILs and the ROAM. Our robotics equipment includes 44 work-class ROVs, four trenchers and one ROVDrill. We charter ROV support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is also largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

•worldwide economic activity and general economic and business conditions, including access to global capital and capital markets;
•the global supply and demand for oil and natural gas;
•political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
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
•the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
•the sale and expiration dates of offshore leases globally;
•governmental restrictions on oil and gas leases, including executive actions taken with respect to permitting in connection with oil and gas leases on federal land announced in January 2021;
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

•laws, regulations and policies directly related to the industries in which we provide services, and their interpretation and enforcement;
•environmental and other governmental regulations; and
•domestic and international tax laws, regulations and policies.

Crude oil prices declined significantly in 2014 and have been volatile since then, most recently experiencing a precipitous decline through April 2020 due to the ongoing COVID-19 pandemic as well as the price war among OPEC+ nations during the first quarter 2020. Prices have since begun a modest recovery as OPEC+ nations have cut production, fears of vast oversupply and a lack of storage capacity have subsided, and economic shutdowns resulting from the pandemic have eased in certain regions. However, oil prices remained low through the end of 2020 and their recovery remains uncertain. The decline in oil prices and the volatility and uncertainty in prices have caused oil and gas operators to drastically reduce spending (on both operational activities and capital projects), which has decreased the demand and rates for services provided by offshore oil and gas services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. Rig day rates are also a pricing indicator for our services. Rig overhang, combined with lower volumes of work and lower day rates quoted by drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

The ongoing COVID-19 pandemic has resulted in a new period of market weakness. While the full impact of the COVID-19 pandemic, including the duration of the decrease in economic activity and the resulting impact on the demand and price of oil, remains unknown, we expect that the industry will be challenged through 2021 and possibly longer. We have seen and expect to continue to see operators reducing spending and deferring work, driving down the rates they are presently willing to pay for services, asserting claims of force majeure and/or cancelling contracts and rig contractors likewise are lowering prices, stacking rigs, furloughing employees, and recognizing losses. We believe the uncertainty and other conditions of the current environment will make it more difficult for us to secure long-term contracts for our vessels and systems, as operators may be less willing to commit to future spending. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce.

The COVID-19 pandemic and the decrease in the price of oil impacted our 2020 operating results. Most if not all of our oil and gas customers have drastically cut their spending, which has reduced the demand and rates for the services offered to our oil and gas customers. We warm-stacked two of our well intervention vessels in April 2020 as a result of decreased demand and government lock-downs: the Seawell in the North Sea and the Q7000, which completed a project offshore Nigeria in the first quarter 2020. The COVID-19 pandemic continues to pose challenges with, and increase costs related to, our supply chain, logistics and human capital resources, including minimizing the direct impact of COVID-19 on our offshore workforce and challenges with offshore crew changes due to travel restrictions and quarantine measures. The impact of COVID-19 on energy companies’ market values was a key contributor to our recognition of a goodwill impairment charge during the first quarter 2020. While these market disruptions may be temporary, we cannot reliably estimate the duration of the COVID-19 pandemic or current market conditions, or the ultimate impact they will have on our financial position, results of operations and cash flows.

Despite this current period of market weakness and volatility, over the longer term we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. As oil and gas companies re-assess and focus their budgetary spend allocations, we expect that it may be weighted towards production enhancement activities rather than exploration projects as enhancement is less expensive per incremental barrel of oil than new exploration. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. Our well intervention and robotics operations are intended to service the lifecycle of an oil and gas field as well as to provide P&A services at the end of the life of a field as required by governmental regulations. We believe that we have a competitive advantage in performing well intervention services efficiently and we believe that fundamentals for our business remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end of life wells are primary drivers of demand for our services. This belief is based on multiple factors, including: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells.

Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the production and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water, and government subsidies for renewable energy projects.

Business Activity Summary

We have been focused on enhancing our financial position and strengthening our balance sheet through various means including securities offerings (the last of which occurred in August 2020), which has allowed us to strategically focus on our core well intervention and robotics businesses.

In January 2020, the Q7000, a newbuild semi-submersible well intervention vessel built to U.K. North Sea standards, commenced operations.

During 2020, the COVID-19 pandemic and related governmental shut-downs significantly affected oil and gas prices, which negatively affected customer demand for our services. Consequently, we warm-stacked the Seawell and the Q7000 during part of 2020 and focused on maintaining utilization on our other vessels and equipment. We implemented a number of health and safety protocols as a result of the pandemic, including significant measures to protect personnel working in the offshore environment. The vast majority of our onshore personnel are working remotely during the pandemic.

We have continued to expand our services and offerings into the offshore renewable energy sector. During 2020, we completed a site clearance project in the North Sea as well as performed services for renewable energy customers in Asia and the U.S., including the first wind farm installed in U.S. federal waters.

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. In addition to serving the oil and gas market, our robotics assets are contracted for the development of offshore renewable energy projects (wind farms). We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. As of December 31, 2020, our consolidated backlog that is supported by written agreements or contracts totaled $407 million, of which $301 million is expected to be performed in 2021. The substantial majority of our backlog is associated with our Well Intervention segment. As of December 31, 2020, our well intervention backlog was $226 million, all of which is expected to be performed in 2021. Our contract with BP to provide well intervention services with our Q5000 semi-submersible vessel, our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels, and our fixed fee agreement for the HP I represent approximately 69% of our total backlog. As of December 31, 2019, the total backlog associated with our operations was $796 million. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

RESULTS OF OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our consolidated financial statements, including our consolidated results of operations.

Comparison of Years Ended December 31, 2020 and 2019

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
Net revenues —
Well Intervention	$539,249	$593,300	$(54,051)	(9)%
Robotics	178,018	171,672	6,346	4%
Production Facilities	58,303	61,210	(2,907)	(5)%
Intercompany eliminations	(42,015)	(74,273)	32,258
	$733,555	$751,909	$(18,354)	(2)%

Gross profit (loss) —
Well Intervention	$41,037	$104,376	$(63,339)	(61)%
Robotics	22,716	15,809	6,907	44%
Production Facilities	17,883	19,222	(1,339)	(7)%
Corporate, eliminations and other	(1,727)	(1,569)	(158)
	$79,909	$137,838	$(57,929)	(42)%

Gross margin —
Well Intervention	8%	18%
Robotics	13%	9%
Production Facilities	31%	31%
Total company	11%	18%

Number of vessels or robotics assets (1) / Utilization (2)
Well intervention vessels	7/67%	6/89%
Robotics assets (3)	49/34%	50/41%
Chartered robotics vessels	2/94%	3/87%
(1)Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels in 2020 and 2019 included 1,057 and 191 spot vessel days, respectively, at near full utilization.
(3)Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2020	2019	(Decrease)

Well Intervention	$15,039	$43,484	$(28,445)
Robotics	26,976	30,789	(3,813)
	$42,015	$74,273	$(32,258)

Net Revenues.  Our consolidated net revenues decreased by 2% in 2020 as compared to 2019, reflecting lower revenues from our Well Intervention and Production Facilities segments, offset in part by higher revenues in our Robotics segment and lower intercompany eliminations.

Our Well Intervention revenues decreased by 9% in 2020 as compared to 2019, primarily reflecting lower vessel utilization in the North Sea and Gulf of Mexico, lower IRS rental utilization and lower foreign currency rates in Brazil. The decrease in revenues was offset in part by revenues on the Q7000, which commenced operations offshore West Africa in January 2020. Vessel utilization in the North Sea and Gulf of Mexico were negatively impacted by the downturn in the offshore oil and gas market due to the COVID-19 pandemic, which resulted in our warm-stacking the Seawell and the Q7000 during the year, as well as scheduled regulatory certification inspections in the Gulf of Mexico during the first quarter 2020. Additionally, our Well Intervention revenues in the Gulf of Mexico in 2019 included $27.5 million associated with intercompany P&A work for our Production Facilities segment and no such P&A work was performed in 2020. Our Well Intervention revenues in 2019 also included approximately $3.9 million of contractual adjustments related to increases in withholding taxes in Brazil.

Our Robotics revenues increased by 4% in 2020 as compared to 2019, primarily reflecting improvements in chartered vessel utilization, offset in part by lower ROV, trencher and ROVDrill utilization. Chartered vessel days included a significant increase in spot vessel days primarily due to an offshore wind farm site clearance project in the North Sea and a marine salvage project offshore Australia. Our results included 1,690 vessel days and 407 trenching days (including 161 days on third-party vessels) in 2020 as compared to 1,086 vessel days and 729 trenching days (including 245 days on third-party vessels) in 2019.

Our Production Facilities revenues decreased by 5% in 2020 as compared to 2019, primarily reflecting reduced revenues associated with the HFRS and a reduction in oil and gas production revenues.

The decrease in intercompany eliminations was primarily attributable to a $27.5 million elimination of revenues that our Well Intervention segment earned in 2019 associated with its P&A work on the Droshky oil and gas properties on behalf of our Production Facilities segment. There were no such P&A-related intercompany eliminations in 2020.

Gross Profit (Loss).  Our consolidated 2020 gross profit decreased by $57.9 million, or 42%, as compared to 2019, primarily reflecting lower gross profit in our Well Intervention and Production Facilities segments, offset in part by higher gross profit in our Robotics segment.

The gross profit related to our Well Intervention segment decreased by $63.3 million, or 61%, in 2020 as compared to 2019, primarily reflecting lower revenues, which included the warm stacking of the Seawell, lower vessel utilization in the Gulf of Mexico and higher costs associated with the Q7000, which commenced operations in January 2020 and was warm stacked beginning in April 2020 and until commencing its mobilization to West Africa in mid-November 2020.

The gross profit related to our Robotics segment increased by $6.9 million, or 44%, in 2020 as compared to 2019, primarily reflecting higher revenues as well as a full year of cost reductions relating to certain vessels, including the termination of the Grand Canyon charter in November 2019 and the expiration of the Grand Canyon II hedge in July 2019 and the Grand Canyon III hedge in February 2020 (Note 21).

The gross profit related to our Production Facilities segment decreased by 7% in 2020 as compared to 2019, primarily reflecting decreases in revenues.

Goodwill Impairment.  The $6.7 million charge in 2020 reflects the impairment of the entire goodwill balance associated with our acquisition of a controlling interest in Subsea Technologies Group Limited (“STL”) (Note 7).

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses in 2020 included a $2.7 million provision for credit losses (Note 19). Excluding this charge, our selling, general and administrative expenses decreased by $11.4 million in 2020 as compared to 2019, primarily reflecting a reduction in employee compensation costs and other cost-saving measures during 2020.

Equity in Earnings of Investment.  Equity in earnings of investment was $0.2 million in 2020 and $1.4 million in 2019, primarily reflecting reductions in our remaining obligations to decommission the “Independence Hub” platform (Note 5).

Net Interest Expense.  Our net interest expense totaled $28.5 million in 2020 as compared to $8.3 million in 2019, primarily reflecting lower capitalized interest in 2020 and higher yields associated with the 2026 Notes issued in August 2020. Capitalized interest decreased to $1.2 million in 2020 with the completion of the Q7000 in January 2020 as compared to $20.2 million in 2019 (Note 8).

Gain on Extinguishment of Long-term Debt.  The $9.2 million gain on extinguishment of long-term debt in 2020 was associated with our repurchase of a portion of the 2022 and 2023 Notes (Note 8).

Other Income, Net.  Net other income increased by $3.6 million in 2020 as compared to 2019, primarily reflecting foreign exchange fluctuations in our non-U.S. dollar currencies. Net other income in 2020 and 2019 included foreign currency transaction gains of $4.6 million and $1.5 million, respectively.

Royalty Income and Other.  Royalty income and other decreased by $0.6 million in 2020 as compared to 2019. The decrease was primarily attributable to the reduction in our overriding royalty income, which was affected by lower average oil prices and lower production volumes in 2020 as compared to 2019.

Income Tax Provision (Benefit).  Income tax benefit was $18.7 million for 2020 as compared to an income tax provision of $7.9 million for 2019. Our income tax benefit in 2020 included discrete benefits related to the restructuring of certain of our foreign subsidiaries and our carrying back certain net operating losses to prior periods with higher income tax rates under tax law changes associated with the CARES Act (Note 9). Excluding these discrete items, we had an income tax benefit of $2.8 million and an effective tax rate of (200.5)% in 2020 as compared to an income tax provision of $7.9 million and an effective tax rate of 12.0% in 2019. The negative effective tax rate was primarily attributable to our near break-even pre-tax income for 2020 as well as the earnings mix between our higher and lower tax rate jurisdictions.

Comparison of Years Ended December 31, 2019 and 2018

Various financial and operational highlights for the years ended December 31, 2019 and 2018 were previously presented in our 2019 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2020	2019

Net working capital (1)	$246,338	$153,508
Long-term debt (1)	258,912	306,122
Liquidity (2)	451,532	379,533
(1)Current maturities of our long-term debt of $90.7 million and $99.7 million, respectively, are included in net working capital and excluded from long-term debt. Long-term debt is also net of unamortized debt discounts and debt issuance costs. See Note 8 for information relating to our long-term debt.
(2)Liquidity, as defined by us, is equal to cash and cash equivalents, excluding restricted cash, plus available capacity under the Revolving Credit Facility. Our liquidity at December 31, 2020 included cash and cash equivalents of $291.3 million and $160.2 million of available borrowing capacity under the Revolving Credit Facility (Note 8). Our liquidity at December 31, 2019 included cash and cash equivalents of $208.4 million and $171.1 million of available borrowing capacity under the Revolving Credit Facility. Our liquidity at December 31, 2019 excluded $54.1 million of restricted cash (short-term).

The carrying amount of our long-term debt, including current maturities, net of unamortized debt discounts and debt issuance costs, is as follows (in thousands):

	December 31,
	2020	2019

Term Loan (matures December 2021)	$29,559	$32,869
Nordea Q5000 Loan (matures January 2021) (1)	53,532	89,031
MARAD Debt (matures February 2027)	53,361	60,073
2022 Notes (mature May 2022) (2)	33,477	115,765
2023 Notes (mature September 2023) (2)	26,922	108,115
2026 Notes (mature February 2026) (2)	152,712	—
Total debt	$349,563	$405,853
(1)We repaid the Nordea Q5000 Loan in January 2021.
(2)Convertible Senior Notes Due 2022 (the “2022 Notes”), Convertible Senior Notes Due 2023 (the “2023 Notes”) and Convertible Senior Notes Due 2026 (the “2026 Notes”) will increase to their face amounts through accretion of their debt discounts and amortization of related debt issuance costs through their respective maturity dates (Note 8).

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$98,800	$169,669	$196,744
Investing activities	(19,281)	(142,385)	(136,014)
Financing activities	(52,578)	(45,818)	(46,186)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

The ongoing COVID-19 pandemic, challenging market conditions and industry-wide spending cuts have impacted our current year revenues and we expect these events to continue to impact our results into the near future. Our operating cash flows are impacted to the extent we cannot reduce costs or replace those revenues. Despite these challenges, we remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we have reduced, deferred and cancelled certain planned capital expenditures and reduced our overall cost structure commensurate with our level of activities. Over the mid-term, we have extended our debt maturity profile through refinancing a portion of our 2022 Notes and 2023 Notes in favor of the 2026 Notes. We have reduced operating costs through various measures including warm stacking two of our vessels during the year. These costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

The ongoing COVID-19 pandemic and its impact on the energy and financial markets have contributed to rising yields on our existing debt as well as volatility in our stock price, both of which increase our cost of capital. The COVID-19 pandemic has also contributed to limited access to certain capital markets. Despite those limitations, in August 2020, we refinanced a portion of our 2022 Notes and 2023 Notes in favor of the 2026 Notes. The yield on the 2026 Notes is significantly higher than that of the 2022 Notes and 2023 Notes.

An ongoing period of weak, or continued decreases in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global market conditions have increased the potential for that difficulty. Decreases in our revenues and EBITDA, including as may be attributable to the fallout from the ongoing COVID-19 pandemic, may also limit our ability to fully access the Revolving Credit Facility. At December 31, 2020, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $160.2 million, net of $2.8 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the Revolving Credit Facility other than for the issuance of letters of credit. Our ability to comply with loan agreement covenants and other restrictions is affected by economic conditions and other events beyond our control, and our failure to comply with these covenants and other restrictions could lead to an event of default.

Operating Cash Flows

Total cash flows from operating activities decreased by $70.9 million in 2020 as compared to 2019, primarily reflecting lower operating income and larger increases in working capital as compared to 2019.

Total cash flows from operating activities decreased by $27.1 million in 2019 as compared to 2018, primarily reflecting changes in our working capital during 2019 as well as higher regulatory certification costs for our vessels and systems, which included costs related to planned dry docks for three of our vessels.

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

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:
Well Intervention	$(19,523)	$(139,212)	$(136,164)
Robotics	(257)	(417)	(151)
Production Facilities	—	(123)	(325)
Other	(464)	(1,102)	(443)
STL acquisition, net	—	(4,081)	—
Proceeds from sale of assets (1)	963	2,550	25
Other	—	—	1,044
Net cash used in investing activities	$(19,281)	$(142,385)	$(136,014)
(1)Amount in 2019 primarily reflects cash received from the sale of certain property acquired from Marathon Oil (Note 16).

Our capital expenditures primarily included payments associated with the construction and completion of the Q7000, which commenced operations in January 2020, as well as the investment in the 15K IRS and the ROAM.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments of our long-term debt. Net cash outflows from financing activities of $52.6 million in 2020 primarily reflect the repayment of $46.4 million of scheduled maturities related to our indebtedness (Note 8) as well as the net cash flow from our issuance of the 2026 Notes and the related capped call transactions (the “2026 Capped Calls”) and our repurchase of a portion of the 2022 and 2023 Notes (as described below). Net cash outflows from financing activities of $45.8 million in 2019 primarily reflect the repayment of $42.6 million of our indebtedness and $2.0 million in net cash outflows related to repayments and net refinancing, including fees, of the Term Loan. Net cash outflows from financing activities of $46.2 million in 2018 primarily reflect the repayment of $166.4 million of our indebtedness using cash and the net proceeds from the issuance in March 2018 of $125 million of the 2023 Notes.

In August 2020, we issued the 2026 Notes, which have a principal amount of $200 million and a conversion price of approximately $6.97 per share. We used the proceeds from the issuance to fund our repurchase of $90 million of the 2022 Notes and $95 million of the 2023 Notes, to acquire the 2026 Capped Calls to offset potential dilution of our common stock by increasing the effective conversion price of the 2026 Notes to approximately $8.42 per share, and to fund the related debt issuance costs.

Free Cash Flow

Free cash flow increased to $79.5 million in 2020 from $31.4 million in 2019. The increase was due to the decrease in capital expenditures with the completion of the Q7000, offset in part by the reduction in operating cash flows.

Free cash flow decreased to $31.4 million in 2019 from $59.7 million in 2018. The decrease was primarily attributable to the decrease in operating cash flows and higher capital expenditures in 2019.

Free cash flow is a non-GAAP financial measure. See Item 6. Selected Financial Data of this Annual Report for the definition and calculation of free cash flow.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of December 31, 2020 and the scheduled years in which the obligations are contractually due (in thousands):

	Total (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Term Loan	$29,750	$29,750	$—	$—	$—
Nordea Q5000 Loan	53,572	53,572	—	—	—
MARAD debt	56,410	7,560	16,270	17,935	14,645
2022 Notes (2)	35,000	—	35,000	—	—
2023 Notes (3)	30,000	—	30,000	—	—
2026 Notes (4)	200,000	—	—	—	200,000
Interest related to debt (5)	85,654	20,842	33,499	29,198	2,115
Property and equipment	6,200	6,071	129	—	—
Operating leases (6)	260,487	92,239	153,553	10,641	4,054
Total cash obligations	$757,073	$210,034	$268,451	$57,774	$220,814
(1)Excludes unsecured letters of credit outstanding at December 31, 2020 totaling $2.8 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.
(2)Notes mature in May 2022. The 2022 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $18.06 per share, which is 130% of the conversion price. At December 31, 2020, the conversion trigger was not met. See Note 8 for additional information.
(3)Notes mature in September 2023. The 2023 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $12.31 per share, which is 130% of the conversion price. At December 31, 2020, the conversion trigger was not met. See Note 8 for additional information.
(4)Notes mature in February 2026. The 2026 Notes can be converted prior to their stated maturity if the closing price of our common stock for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds $9.06 per share, which is 130% of the conversion price. At December 31, 2020, the conversion trigger was not met. See Note 8 for additional information.
(5)Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2020 for variable rate debt.
(6)Operating leases include vessel charters and facility and equipment leases. At December 31, 2020, our commitment related to long-term vessel charters totaled approximately $233.3 million, of which $89.5 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of our financial condition and results of operations, as reflected in the consolidated financial statements and related footnotes included in Item 8. Financial Statements and Supplementary Data of this Annual Report, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe that the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. See Note 2 to our consolidated financial statements for a detailed discussion on the application of our accounting policies.

Property and Equipment

We review our property and equipment for impairment indicators at least quarterly or whenever changes in facts and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. We evaluate impairment indicators considering the nature of the asset or asset group, the future economic benefits of the asset or asset group, historical and estimated future profitability measures, and other external market conditions or factors that may be present. We often estimate future earnings and cash flows of our assets to corroborate our determination of whether impairment indicators exist. If impairment indicators suggest that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred by estimating undiscounted cash flows of the asset and comparing those cash flows to the asset’s carrying value. If the undiscounted cash flows are less than the asset’s carrying value (i.e., the asset is unrecoverable), impairment, if any, is recognized for the difference between the asset’s carrying value and its estimated fair value. The expected future cash flows used for the assessment of recoverability are based on judgmental assessments of operating costs, project margins and capital project spending, considering information available at the date of review. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible.

The determination of the appropriate asset groups at which to evaluate impairment, the review of property and equipment for impairment indicators, the projection of future cash flows of property and equipment, and the estimated fair value of any property and equipment that may be deemed unrecoverable involve significant judgment and estimation by our management. Changes to those judgments and estimations could require us to recognize impairment charges in the future.

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

The 2017 Tax Act requires the taxable repatriation of foreign earnings that had been reinvested in previous years. Subsequently, repatriation of foreign earnings will generally be free of U.S. federal tax but may be subject to changes in future tax legislation that may result in taxation. As of December 31, 2020, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries without operations in the U.S. of approximately $62.2 million. We intend to indefinitely reinvest these earnings, as well as future earnings from our non-U.S. subsidiaries without operations in the U.S., to fund our international operations. We have not provided deferred income taxes on the accumulated earnings and profits as we consider them permanently reinvested. The computation of the potential deferred tax liability associated with the amount of reinvested earnings and other basis differences is not practicable.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, we were exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk.  As of December 31, 2020, $83.3 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may continue to rise, thereby increasing our interest expense and related cash outlay. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.9 million in interest expense for the year ended December 31, 2020.

Foreign Currency Exchange Rate Risk.  Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Helix entity or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the U.S., we endeavor to pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts are denominated, and provide for collections from our customers, in U.S. dollars.

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2020, approximately 40% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. For the years ended December 31, 2020, 2019 and 2018, we recorded foreign currency translation gains (losses) of $12.8 million, $5.4 million and $(7.2) million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” For the years ended December 31, 2020, 2019 and 2018, we recorded foreign currency transaction gains (losses) of $4.6 million, $1.5 million and $(4.3) million, respectively, primarily related to our subsidiaries in the U.K.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB ASU 2016-02 Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of property and equipment impairment triggering events
As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2020 was $1,783 million.
We identified the evaluation of property and equipment impairment triggering events as a critical audit matter. Sustained decreases in commodity prices and uncertainty regarding spending trends by customers in the industry may lead to periods of low utilization and low day rates for those assets or asset groups not under a long-term contract, and the evaluation of the impact of these factors required a higher degree of subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of property and equipment for impairment. This included controls related to the Company’s process to identify and evaluate triggering events that indicate that the carrying value of an asset or asset group may not be recoverable, including the consideration of forecasted to actual results and market conditions in determination of a triggering event. We evaluated the Company’s identification of triggering events, including consideration of future expected revenues from executed contracts. We compared data used by the Company against analyst and industry reports. We compared the Company’s historical forecasts to actual results by asset group to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Houston, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2021

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$291,320	$208,431
Restricted cash	—	54,130
Accounts receivable, net of allowance for credit losses of $3,469 and $0, respectively	132,233	125,457
Other current assets	102,092	50,450
Total current assets	525,645	438,468
Property and equipment	2,948,907	2,922,274
Less accumulated depreciation	(1,165,943)	(1,049,637)
Property and equipment, net	1,782,964	1,872,637
Operating lease right-of-use assets	149,656	201,118
Other assets, net	40,013	84,508
Total assets	$2,498,278	$2,596,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,022	$69,055
Accrued liabilities	87,035	62,389
Current maturities of long-term debt	90,651	99,731
Current operating lease liabilities	51,599	53,785
Total current liabilities	279,307	284,960
Long-term debt	258,912	306,122
Operating lease liabilities	101,009	151,827
Deferred tax liabilities	110,821	112,132
Other non-current liabilities	3,878	38,644
Total liabilities	753,927	893,685
Redeemable noncontrolling interests	3,855	3,455
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,341 and 148,888 shares issued, respectively	1,327,592	1,318,961
Retained earnings	464,524	445,370
Accumulated other comprehensive loss	(51,620)	(64,740)
Total shareholders’ equity	1,740,496	1,699,591
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,498,278	$2,596,731

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net revenues	$733,555	$751,909	$739,818
Cost of sales	653,646	614,071	618,134
Gross profit	79,909	137,838	121,684
Gain on disposition of assets, net	889	—	146
Goodwill impairment	(6,689)	—	—
Selling, general and administrative expenses	(61,084)	(69,841)	(70,287)
Income from operations	13,025	67,997	51,543
Equity in earnings (losses) of investment	216	1,439	(3,918)
Net interest expense	(28,531)	(8,333)	(13,751)
Gain (loss) on extinguishment of long-term debt	9,239	(18)	(1,183)
Other income (expense), net	4,724	1,165	(6,324)
Royalty income and other	2,710	3,306	4,631
Income before income taxes	1,383	65,556	30,998
Income tax provision (benefit)	(18,701)	7,859	2,400
Net income	20,084	57,697	28,598
Net loss attributable to redeemable noncontrolling interests	(2,090)	(222)	—
Net income attributable to common shareholders	$22,174	$57,919	$28,598

Earnings per share of common stock:
Basic	$0.13	$0.39	$0.19
Diluted	$0.13	$0.38	$0.19

Weighted average common shares outstanding:
Basic	148,993	147,536	146,702
Diluted	149,897	149,577	146,830

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$20,084	$57,697	$28,598
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges arising during the period	(95)	(680)	(847)
Reclassifications into earnings	452	5,470	7,201
Income taxes on hedges	(72)	(966)	(1,338)
Net change in hedges, net of tax	285	3,824	5,016
Unrealized loss on note receivable arising during the period	—	—	(629)
Income taxes on note receivable	—	—	132
Unrealized loss on note receivable, net of tax	—	—	(497)
Foreign currency translation gain (loss)	12,835	5,400	(7,166)
Other comprehensive income (loss), net of tax	13,120	9,224	(2,647)
Comprehensive income	33,204	66,921	25,951
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	(2,090)	(222)	—
Foreign currency translation gain	90	138	—
Comprehensive loss attributable to redeemable noncontrolling interests	(2,000)	(84)	—
Comprehensive income attributable to common shareholders	$35,204	$67,005	$25,951

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2017	147,740	$1,284,274	$352,906	$(69,787)	$1,567,393	$—
Net income	—	—	28,598	—	28,598	—
Reclassification of stranded tax effect to retained earnings	—	—	1,530	(1,530)	—	—
Foreign currency translation adjustments	—	—	—	(7,166)	(7,166)	—
Unrealized gain on hedges, net of tax	—	—	—	5,016	5,016	—
Unrealized loss on note receivable, net of tax	—	—	—	(497)	(497)	—
Equity component of debt discount on convertible senior notes	—	15,411	—	—	15,411	—
Activity in company stock plans, net and other	463	(746)	—	—	(746)	—
Share-based compensation	—	9,770	—	—	9,770	—
Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income	—	—	57,919	—	57,919	(222)
Reclassification of deferred gain from sale leaseback transaction to retained earnings	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	5,400	5,400	138
Unrealized gain on hedges, net of tax	—	—	—	3,824	3,824	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(143)	—	(143)	143
Activity in company stock plans, net and other	685	(1,032)	—	—	(1,032)	—
Share-based compensation	—	11,284	—	—	11,284	—
Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net income	—	—	22,174	—	22,174	(2,090)
Credit losses recognized in retained earnings upon adoption of ASU No. 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	12,835	12,835	90
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,400)	—	(2,400)	2,400
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	1,453	(4,345)	—	—	(4,345)	—
Share-based compensation	—	8,271	—	—	8,271	—
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$20,084	$57,697	$28,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,709	112,720	110,522
Goodwill impairment	6,689	—	—
Amortization of debt discounts	6,964	6,261	5,735
Amortization of debt issuance costs	3,177	3,600	3,592
Share-based compensation	8,568	11,469	9,925
Deferred income taxes	(3,883)	3,485	(2,430)
Equity in (earnings) losses of investment	(216)	(1,439)	3,918
Gain on disposition of assets, net	(889)	—	(146)
(Gain) loss on extinguishment of long-term debt	(9,239)	18	1,183
Unrealized gain on derivative contracts, net	(601)	(3,383)	(2,324)
Unrealized foreign currency (gain) loss	(2,665)	(628)	1,466
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,419)	(3,050)	20,920
Income tax receivable, net of income tax payable	(22,124)	(4,456)	964
Other current assets	(28,664)	25,383	(9,904)
Accounts payable and accrued liabilities	10,830	(31,265)	(1,818)
Other, net	(14,521)	(6,743)	26,543
Net cash provided by operating activities	98,800	169,669	196,744

Cash flows from investing activities:
Capital expenditures	(20,244)	(140,854)	(137,083)
STL acquisition, net	—	(4,081)	—
Proceeds from sale of assets	963	2,550	25
Other	—	—	1,044
Net cash used in investing activities	(19,281)	(142,385)	(136,014)

Cash flows from financing activities:
Proceeds from convertible senior notes	200,000	—	125,000
Repayment of convertible senior notes	(183,150)	—	(60,365)
Proceeds from term loan	—	35,000	—
Repayment of term loans	(3,500)	(35,442)	(63,807)
Repayment of Nordea Q5000 Loan	(35,714)	(35,714)	(35,714)
Repayment of MARAD Debt	(7,200)	(6,858)	(6,532)
Capped call transactions	(10,625)	—	—
Debt issuance costs	(7,747)	(1,586)	(3,867)
Payments related to tax withholding for share-based compensation	(5,264)	(1,680)	(1,407)
Proceeds from issuance of ESPP shares	622	462	506
Net cash used in financing activities	(52,578)	(45,818)	(46,186)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,818	1,636	(1,677)
Net increase (decrease) in cash and cash equivalents and restricted cash	28,759	(16,898)	12,867
Cash and cash equivalents and restricted cash:
Balance, beginning of year	262,561	279,459	266,592
Balance, end of year	$291,320	$262,561	$279,459

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

Our Well Intervention segment includes our vessels and/or equipment used to access offshore wells for the purpose of performing well enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis.

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

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.
Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our majority-owned subsidiaries. The equity method is used to account for investments in affiliates in which we do not have majority ownership but have the ability to exert significant influence. All material intercompany accounts and transactions have been eliminated.

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

Restricted Cash

We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. We had no restricted cash as of December 31, 2020. As of December 31, 2019, we had restricted cash of $54.1 million, which served as collateral for a letter of credit and was restricted for less than one year. In January 2021, we reclassified $73.4 million to restricted cash, which serves as collateral for a letter of credit for a temporary importation permit for work offshore Nigeria that is expected to be less than one year.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable are stated at the historical carrying amount, net of write-offs and allowance for credit losses. We estimate current expected credit losses on our accounts receivable at each reporting date. We estimate current expected credit losses based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that the balance will not be collected (Note 19).

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over its estimated useful life. The cost of improvements is capitalized whereas the cost of repairs and maintenance is expensed as incurred.

Assets used in operations are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable because such carrying amount may exceed the asset’s or asset group’s expected undiscounted cash flows. If the carrying amount of the asset or asset group is not recoverable and is greater than its fair value, an impairment charge is recorded. The amount of the impairment recorded is calculated as the difference between the carrying amount of the asset or asset group and its estimated fair value. Individual assets are evaluated for impairment at the lowest level where there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The expected future cash flows used for impairment reviews and related fair value calculations are based on assessments of operating revenues and costs, project margins and capital project spending, considering all available information at the date of review.

Capitalized Interest

Interest from external borrowings is capitalized on major projects under development until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset. Capitalized interest is excluded from our interest expense (Note 8) and is included as an investing cash outflow in the consolidated statements of cash flows.

Equity Investment

With respect to our investment accounted for using the equity method of accounting, losses in excess of the carrying amount of our equity investment are recognized when (i) we guaranteed the obligations of the investee, (ii) we are otherwise committed to provide further financial support for the investee, or (iii) it is anticipated that the investee’s return to profitability is imminent. Losses in excess of the carrying amount of our equity investment are presented as a liability in the consolidated balance sheets.

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

We perform an impairment analysis of goodwill at least annually as of November 1 or more frequently whenever events or circumstances occur indicating that goodwill might be impaired. Our goodwill balance attributable to the acquisition of a controlling interest in Subsea Technologies Group Limited (“STL”) was fully impaired during 2020, and we had no goodwill in the accompanying consolidated balance sheet at December 31, 2020 (Note 7).

Deferred Recertification and Dry Dock Costs

Our vessels and certain well intervention equipment are required by regulation to be periodically recertified. Recertification costs for a vessel are typically incurred while the vessel is in dry dock. We defer and amortize recertification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 30 to 60 months if the appropriate permitting is obtained. A recertification process, including vessel dry dock, typically lasts between one to three months, a period during which a vessel or a piece of equipment is idle and generally not available to earn revenue. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or a piece of equipment are capitalized and depreciated over the asset’s remaining economic useful life. We expense routine repairs and maintenance costs as they are incurred.

As of December 31, 2020 and 2019, deferred recertification and dry dock costs, which were included within “Other assets, net” in the accompanying consolidated balance sheets (Note 3), totaled $21.5 million and $16.1 million (net of accumulated amortization of $21.8 million and $15.7 million), respectively. During the years ended December 31, 2020, 2019 and 2018, amortization expense related to deferred recertification and dry dock costs was $14.3 million, $12.4 million and $8.3 million, respectively.

Revenue Recognition

Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We may also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs, trenchers and a ROVDrill to provide subsea construction, inspection, repair and maintenance services to oil and gas companies as well as subsea trenching and burial of pipelines and cables as well as seabed clearing for the oil and gas and the renewable energy markets. We also provide integrated robotic services by supplying vessels that deploy ROVs and trenchers. Our Production Facilities segment generates revenue by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties.

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

We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period in which the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If a current estimate of total contract costs to be incurred exceeds the estimate of total revenues to be earned, we recognize the projected loss in full when it is identified. A modification to a lump sum contract is generally accounted for as part of the existing contract and recognized as an adjustment to revenue on a cumulative catch-up basis.

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

We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. At December 31, 2020, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit has been recognized or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Compensation cost for our performance share unit (“PSU”) awards, which have a service condition and a market condition and are accounted for as equity awards, is measured based on the grant date estimated fair value and recognized over the vesting period on a straight-line basis. PSUs that are accounted for as liability awards are measured at their estimated fair value at each balance sheet date, and subsequent changes in fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability PSU awards equals the actual payout value upon vesting.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure plug and abandonment (“P&A”) activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

Foreign Currency

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. Results of operations for our non-U.S. dollar subsidiaries are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these non-U.S. dollar subsidiaries are translated into U.S. dollars using the exchange rate in effect, and the resulting translation adjustments are included in other comprehensive income (loss) (“OCI”).

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in other income or expense in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, our foreign currency transaction gains (losses) totaled $4.6 million, $1.5 million and $(4.3) million, respectively. These realized amounts are exclusive of any gains or losses from our foreign currency exchange derivative contracts.

Derivative Instruments and Hedging Activities

Our business is exposed to market risks associated with interest rates and foreign currency exchange rates. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we enter into derivative contracts, including interest rate swaps and foreign currency exchange contracts. Interest rate and foreign currency derivative instruments are reflected in the consolidated balance sheets at fair value. The capped call transactions (the “2026 Capped Calls”) we entered into in connection with the issuance of Convertible Senior Notes Due 2026 are recorded in shareholders’ equity and are not accounted for as derivatives (Note 8).

We engage solely in cash flow hedges. Cash flow hedges are entered into to hedge the variability of cash flows related to a forecasted transaction or to be received or paid related to a recognized asset or liability. Changes in the fair value of derivative instruments that are designated as cash flow hedges are reported in OCI. These changes are subsequently reclassified into earnings when the hedged transactions affect earnings. Changes in the fair value of interest rate and foreign currency derivative instruments that do not qualify for hedge accounting are recorded in earnings.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common shareholders by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. We have shares of restricted stock issued and outstanding that are currently unvested. Because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock, we are required to compute basic and diluted EPS under the two-class method in periods in which we have earnings. Under the two-class method, the undistributed earnings available to common shareholders for each period are allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. We perform ongoing credit evaluations of our customers and provide allowances for credit losses. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2020 — Petrobras (28%) and BP (17%); 2019 — Petrobras (29%), BP (15%) and Shell (13%); and 2018 — Petrobras (28%) and BP (15%). Most of the concentration of revenues are in our Well Intervention segment.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•Level 1.  Observable inputs such as quoted prices in active markets;
•Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3.  Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation approaches as described in Note 20.

New Accounting Standards

New accounting standards adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which was updated by subsequent amendments. ASC 842 requires a lessee to recognize a lease ROU asset and related lease liability for most leases, including those classified as operating leases. ASC 842 also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. We adopted ASC 842 as of January 1, 2019 using the modified retrospective method. We also elected the package of practical expedients permitted under the transition guidance that, among other things, allows companies to carry forward their historical lease classification. Our adoption of ASC 842 resulted in the recognition of operating lease liabilities of $259.0 million and corresponding ROU assets of $253.4 million (net of existing prepaid/deferred rent balances) as of January 1, 2019. In addition, we reclassified the remaining deferred gain of $4.6 million (net of deferred taxes of $0.9 million) on a 2016 sale and leaseback transaction to retained earnings. Subsequent to adoption, leases in foreign currencies will generate foreign currency gains and losses, and we will no longer amortize the deferred gain from the aforementioned sale and leaseback transaction. Aside from these changes, ASC 842 has not had, and is not expected to have, a material impact on our net earnings or cash flows. See Note 6 for additional information regarding our leases.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was updated by subsequent amendments. This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption of ASU No. 2016-13 on January 1, 2020, we recognized $0.6 million (net of deferred taxes of $0.2 million) related to the provision for current expected credit losses on our accounts receivable through a cumulative effect offset to retained earnings. The credit loss standard also resulted in the recognition of an additional $0.7 million in credit loss reserves on our accounts receivable for the year ended December 31, 2020. See Note 19 for additional information regarding allowance for credit losses on our accounts receivable.

New accounting standards issued but not yet effective

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes Due 2022, Convertible Senior Notes Due 2023 and Convertible Senior Notes Due 2026 (Note 8), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We have elected to early adopt ASU No. 2020-06 on a modified retrospective basis as of January 1, 2021. The adoption of this ASU will increase our long-term debt and decrease common stock by approximately $44.1 million and $41.5 million, respectively, as we reclassify the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU will also increase our retained earnings and decrease deferred tax liabilities by approximately $6.7 million and $9.3 million, respectively. The embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Subsequent to its adoption, the ASU is also expected to reduce our interest expense as there will no longer be debt discounts associated with our outstanding convertible senior notes. Additionally, the ASU no longer permits the treasury stock method for convertible instruments and instead requires the application of the if-converted method to calculate the impact of our convertible senior notes on diluted EPS.

We do not expect any other recent accounting standards to have a material impact on our financial position, results of operations or cash flows.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2020	2019

Contract assets (Note 12)	$2,446	$740
Prepaids	15,904	12,635
Deferred costs (Note 12)	23,522	28,340
Income tax receivable (Note 9)	20,787	1,261
Other receivable (Note 16)	29,782	—
Other	9,651	7,474
Total other current assets	$102,092	$50,450

Other assets, net consist of the following (in thousands):

	December 31,
	2020	2019

Deferred recertification and dry dock costs, net (Note 2)	$21,464	$16,065
Deferred costs (Note 12)	861	14,531
Charter deposit (1)	12,544	12,544
Other receivable (Note 16)	—	27,264
Goodwill (Note 7)	—	7,157
Intangible assets with finite lives, net (Note 2)	3,809	3,847
Other	1,335	3,100
Total other assets, net	$40,013	$84,508
(1)This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Accrued payroll and related benefits	$24,768	$31,417
Accrued interest	7,098	3,942
Investee losses in excess of investment (Note 5)	1,499	4,069
Deferred revenue (Note 12)	8,140	11,568
AROs (Note 16)	30,913	—
Other	14,617	11,393
Total accrued liabilities	$87,035	$62,389

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Deferred revenue (Note 12)	$1,869	$8,286
AROs (Note 16)	—	28,258
Other	2,009	2,100
Total other non-current liabilities	$3,878	$38,644
Note 4 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2020	2019

Vessels	15 to 30 years	$2,349,752	$2,323,314
ROVs, trenchers and ROVDrill	10 years	263,968	270,004
Machinery, equipment and leasehold improvements	5 to 15 years	335,187	328,956
Total property and equipment		$2,948,907	$2,922,274

Note 5 — Equity Method Investments

We have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”) that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform, which is nearing the completion of its decommissioning. The remaining liability balances for our share of Independence Hub’s estimated obligations, net of remaining working capital, were $1.5 million and $4.1 million at December 31, 2020 and 2019, respectively.
Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2020, the minimum sublease income to be received in the future totaled $2.1 million.

The following table details the components of our lease cost in 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019

Operating lease cost	$64,742	$70,860
Variable lease cost	15,021	13,780
Short-term lease cost	37,524	20,384
Sublease income	(1,286)	(1,391)
Net lease cost	$116,001	$103,633

For the year ended December 31, 2018, total rental expense was approximately $147.8 million and total sublease rental income was $1.4 million.

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Less than one year	$54,621	$6,028	$60,649
One to two years	52,106	5,435	57,541
Two to three years	34,580	4,649	39,229
Three to four years	2,470	4,374	6,844
Four to five years	—	2,340	2,340
Over five years	—	4,054	4,054
Total lease payments	$143,777	$26,880	$170,657
Less: imputed interest	(13,352)	(4,697)	(18,049)
Total operating lease liabilities	$130,425	$22,183	$152,608

Current operating lease liabilities	$46,748	$4,851	$51,599
Non-current operating lease liabilities	83,677	17,332	101,009
Total operating lease liabilities	$130,425	$22,183	$152,608

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

	Vessels	Facilities and Equipment	Total

Less than one year	$60,210	$6,610	$66,820
One to two years	54,564	5,888	60,452
Two to three years	52,106	5,257	57,363
Three to four years	34,580	4,622	39,202
Four to five years	2,470	4,349	6,819
Over five years	—	6,251	6,251
Total lease payments	$203,930	$32,977	$236,907
Less: imputed interest	(24,846)	(6,449)	(31,295)
Total operating lease liabilities	$179,084	$26,528	$205,612

Current operating lease liabilities	$48,716	$5,069	$53,785
Non-current operating lease liabilities	130,368	21,459	151,827
Total operating lease liabilities	$179,084	$26,528	$205,612

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2020	2019

Weighted average remaining lease term	3.1 years	4.0 years
Weighted average discount rate	7.53%	7.54%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2020	2019

Cash paid for operating lease liabilities	$66,026	$71,698
ROU assets obtained in exchange for new operating lease obligations	516	1,168
Note 7 — Business Combinations and Goodwill

In May 2019, we acquired a 70% controlling interest in STL, a subsea engineering firm based in Aberdeen, Scotland, for $5.1 million. The holders of the remaining 30% noncontrolling interest currently have the right to put their shares to us in June 2024. These redeemable noncontrolling interests have been recognized as temporary equity. STL is included in our Well Intervention segment (Note 15) and its revenue and earnings are immaterial to our consolidated results.

As a result of the decline in oil prices as well as energy and energy services valuations during the first quarter 2020 due to the ongoing COVID-19 pandemic and the OPEC+ price war, we impaired all of our goodwill, which consisted entirely of our goodwill in STL.

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention

Balance at December 31, 2018	$—
Additions (1)	6,855
Other adjustments (2)	302
Balance at December 31, 2019	7,157
Other adjustments (2)	(468)
Impairment loss (3)	(6,689)
Balance at December 31, 2020	$—
(1)Relates to goodwill arising from the acquisition of a controlling interest in STL in May 2019.
(2)Relates to foreign currency adjustments.
(3)Relates to the impairment of the entire STL goodwill balance in March 2020.

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019

Term Loan (matures December 2021)	$29,750	$33,250
2022 Notes (mature May 2022)	35,000	125,000
2023 Notes (mature September 2023)	30,000	125,000
2026 Notes (mature February 2026)	200,000	—
MARAD Debt (matures February 2027)	56,410	63,610
Nordea Q5000 Loan (matures January 2021) (1)	53,572	89,286
Unamortized debt discounts	(45,692)	(22,540)
Unamortized debt issuance costs	(9,477)	(7,753)
Total debt	349,563	405,853
Less current maturities	(90,651)	(99,731)
Long-term debt	$258,912	$306,122
(1)We repaid the Nordea Q5000 Loan in January 2021.

Credit Agreement

We have a credit agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The Credit Agreement is comprised of a Term Loan with a remaining balance of $29.8 million as of December 31, 2020 and a Revolving Credit Facility with a maximum availability of $175 million that matures on December 31, 2021. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of December 31, 2020, the Term Loan is classified as current in the accompanying consolidated balance sheet. As of December 31, 2020, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $160.2 million, net of $2.8 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 3.40% as of December 31, 2020. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

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

In June 2019, in connection with an amendment of the Credit Agreement we wrote off the remaining unamortized debt issuance costs associated with a lender exiting the Credit Agreement. In March 2018, we prepaid $61 million of the then-existing term loan with a portion of the net proceeds from the 2023 Notes and wrote off $0.9 million of unamortized debt issuance costs. These write-offs are presented as “Loss on extinguishment of long-term debt” in the accompanying consolidated statements of operations.

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

On August 14, 2020, we repurchased $90 million in aggregate principal amount of the 2022 Notes for $89.1 million. We applied $81.7 million of the repurchase price to the acquisition of the debt component of the 2022 Notes and recognized an extinguishment gain of $3.3 million. The remaining unamortized debt discount of the 2022 Notes was $1.3 million and $8.0 million at December 31, 2020 and 2019, respectively. We applied the remaining $7.4 million of the repurchase price to the re-acquisition of the equity component. The remaining equity component of the 2022 Notes was $9.5 million ($5.3 million net of tax) and $16.9 million ($11.0 million net of tax) at December 31, 2020 and 2019, respectively.

The effective interest rate for the 2022 Notes is 7.3% after considering the effect of the accretion of the related debt discount over the term of the 2022 Notes. For the years ended December 31, 2020, 2019 and 2018, interest expense (including amortization of the debt discount) related to the 2022 Notes totaled $6.2 million, $8.4 million and $8.1 million, respectively. With the adoption of ASU No. 2020-06 beginning January 1, 2021, the 2022 Notes will no longer be reported at a discount. See Note 2 for the effect of ASU No. 2020-06.

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

On August 14, 2020, we repurchased $95 million in aggregate principal amount of the 2023 Notes for $94.1 million. We applied $78.2 million of the repurchase price to the re-acquisition of the debt component of the 2023 Notes and recognized an extinguishment gain of $5.9 million. The remaining unamortized debt discount of the 2023 Notes was $2.7 million and $14.5 million at December 31, 2020 and 2019, respectively. We applied the remaining $15.9 million of the repurchase price to the re-acquisition of the equity component. The remaining equity component of the 2023 Notes was $4.2 million ($3.6 million net of tax) and $20.1 million ($15.9 million net of tax) at December 31, 2020 and 2019, respectively.

The effective interest rate for the 2023 Notes is 7.8% after considering the effect of the accretion of the related debt discount over the term of the 2023 Notes. For the years ended December 31, 2020, 2019 and 2018, interest expense (including amortization of the debt discount) related to the 2023 Notes totaled $6.1 million, $8.4 million and $6.4 million, respectively. With the adoption of ASU No. 2020-06 beginning January 1, 2021, the 2023 Notes will no longer be reported at a discount. See Note 2 for the effect of ASU No. 2020-06.

Convertible Senior Notes Due 2026 (“2026 Notes”)

On August 14, 2020, we issued $200 million in aggregate principal amount of the 2026 Notes. The net proceeds from the issuance of the 2026 Notes were approximately $192.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As discussed further in Note 10, we used approximately $10.5 million of the net proceeds to enter into the 2026 Capped Calls. We used the remainder of the net proceeds, together with cash on hand, to repurchase $90 million in aggregate principal amount of the 2022 Notes and $95 million in aggregate principal amount of the 2023 Notes (see “Convertible Senior Notes Due 2022” and “Convertible Senior Notes Due 2023” above) in privately negotiated transactions.

The 2026 Notes bear interest at a rate of 6.75% per annum and are payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The 2026 Notes mature on February 15, 2026 unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions, the 2026 Notes are convertible by the holders into shares of our common stock at an initial conversion rate of 143.3795 shares of our common stock per $1,000 principal amount (which represents an initial conversion price of approximately $6.97 per share of common stock), subject to adjustment in certain circumstances. In order to reduce the potential dilution of the 2026 Notes to shareholders’ equity, we entered into the 2026 Capped Calls, which effectively increase the conversion price of the 2026 Notes to approximately $8.42 per share. However, the 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders’ rights under the 2026 Notes, and holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls (Note 10). We have the right and the intention to settle the principal amount of any such future conversions in cash.

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

The 2026 Notes are separated between the equity component of $43.8 million ($34.6 million net of tax) recognized in shareholders’ equity and the debt component which is presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The effective interest rate for the 2026 Notes is 12.4% after considering the effect of the accretion of the related debt discount over the term of the 2026 Notes. For the year ended December 31, 2020, interest expense (including amortization of the debt discount) related to the 2026 Notes was $7.2 million. The remaining unamortized debt discount of the 2026 Notes was $41.7 million at December 31, 2020. With the adoption of ASU No. 2020-06 beginning January 1, 2021, the 2026 Notes will no longer be reported at a discount. See Note 2 for the effect of ASU No. 2020-06.

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

Nordea Credit Agreement

In September 2014, Q5000 Holdings entered into a credit agreement (the “Nordea Credit Agreement”) with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) in an amount of up to $250 million. The Nordea Q5000 Loan was funded in the amount of $250 million in April 2015 at the time the Q5000 vessel was delivered to us. Helix Vessel Finance S.à r.l., Q5000 Holdings's parent, which is a wholly owned Luxembourg subsidiary of Helix, has guaranteed the Nordea Q5000 Loan. The loan is secured by the Q5000 and its charter earnings as well as by a pledge of the shares of Q5000 Holdings. This indebtedness is non-recourse to Helix.

We amended the Nordea Credit Agreement on March 11, 2020. Prior to the amendment, the Nordea Q5000 Loan incurred interest at a LIBOR rate plus a margin of 2.5% and was repayable in scheduled quarterly principal installments of $8.9 million with a balloon payment of $80.4 million on April 30, 2020. The amendment increased the margin to 2.75%, maintained the existing quarterly amortization requirements, and extended the final maturity to January 31, 2021 with a balloon payment on that date of $53.6 million. The remaining principal balance and unamortized debt issuance costs related to the Nordea Q5000 Loan are classified as current in the accompanying consolidated balance sheets. We repaid the remaining balance of the Nordea Q5000 Loan at its maturity on January 29, 2021.

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

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the 2026 Notes, the MARAD Debt agreements and the Nordea Credit Agreement, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of December 31, 2020, we were in compliance with these covenants.

Scheduled maturities of our long-term debt outstanding as of December 31, 2020 are as follows (in thousands):

	Term Loan	2022 Notes	2023 Notes	2026 Notes	MARAD Debt	Nordea Q5000 Loan	Total

Less than one year	$29,750	$—	$—	$—	$7,560	$53,572	$90,882
One to two years	—	35,000	—	—	7,937	—	42,937
Two to three years	—	—	30,000	—	8,333	—	38,333
Three to four years	—	—	—	—	8,749	—	8,749
Four to five years	—	—	—	—	9,186	—	9,186
Over five years	—	—	—	200,000	14,645	—	214,645
Gross debt	29,750	35,000	30,000	200,000	56,410	53,572	404,732
Unamortized debt discounts (1)	—	(1,325)	(2,651)	(41,716)	—	—	(45,692)
Unamortized debt issuance costs (2)	(191)	(198)	(427)	(5,572)	(3,049)	(40)	(9,477)
Total debt	29,559	33,477	26,922	152,712	53,361	53,532	349,563
Less current maturities	(29,559)	—	—	—	(7,560)	(53,532)	(90,651)
Long-term debt	$—	$33,477	$26,922	$152,712	$45,801	$—	$258,912
(1)The 2022 Notes, the 2023 Notes and the 2026 Notes will increase to their face amounts through accretion of their debt discounts to interest expense through May 2022, September 2023 and February 2026, respectively. See Note 2 for future accounting changes related to these discounts.
(2)Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2020	2019	2018

Interest expense	$30,538	$31,186	$32,617
Capitalized interest (1)	(1,182)	(20,246)	(15,629)
Interest income	(825)	(2,607)	(3,237)
Net interest expense	$28,531	$8,333	$13,751
(1)The significant reduction in capitalized interest in 2020 was attributable to the conclusion of our planned major capital commitments following the completion of the Q7000.
Note 9 — Income Taxes

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

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018

Current	$(14,818)	$4,374	$4,830
Deferred	(3,883)	3,485	(2,430)
	$(18,701)	$7,859	$2,400

Domestic	$(15,074)	$3,715	$(3,161)
Foreign	(3,627)	4,144	5,561
	$(18,701)	$7,859	$2,400

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Domestic	$(3,406)	$2,219	$(28,838)
Foreign	4,789	63,337	59,836
	$1,383	$65,556	$30,998

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, we recognized a $7.6 million net tax benefit in the year ended December 31, 2020, consisting of an $18.9 million current tax benefit, which is reflected in our income tax receivable at December 31, 2020, and a $11.3 million deferred tax expense. This $7.6 million net tax benefit resulted from our deferred tax assets related to our net operating losses in the U.S. being utilized at the previous higher income tax rate applicable to the carryback periods.

During the year ended December 31, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. Subsequent to the migration, these subsidiaries are disregarded and no longer subject to certain branch profits taxes. Consequently, we recognized net deferred tax benefits of $8.3 million due to the reduction in the overall tax rate associated with these subsidiaries.

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

	Year Ended December 31,
	2020		2019		2018

Taxes at U.S. statutory rate	$290	21.0%	$13,767	21.0%	$6,510	21.0%
Foreign tax provision	(3,426)	(247.7)	(6,557)	(10.0)	(4,941)	(15.9)
CARES Act	(7,596)	(549.2)	—	—	—	—
Subsidiary restructuring	(8,333)	(602.5)	—	—	—	—
Other	364	26.2	649	1.0	831	2.6
Income tax provision (benefit)	$(18,701)	(1,352.2)%	$7,859	12.0%	$2,400	7.7%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$153,226	$166,239
Debt discounts on 2022 Notes, 2023 Notes and 2026 Notes	9,298	4,643
Total deferred tax liabilities	$162,524	$170,882
Deferred tax assets:
Net operating losses	$(59,794)	$(64,178)
Reserves, accrued liabilities and other	(11,631)	(13,203)
Total deferred tax assets	(71,425)	(77,381)
Valuation allowance	19,722	18,631
Net deferred tax liabilities	$110,821	$112,132

At December 31, 2020, our U.S. net operating losses available for carryforward totaled $197.4 million, of which $85.1 million occurred after the passage of the 2017 Tax Act and are not subject to expiration. The U.S. net operating loss carryforwards generated prior to 2018 in the amount of $112.3 million will begin to expire in 2035 if unused. Realization of net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of these tax attributes will be utilized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2020, we had a $2.9 million valuation allowance recorded against our U.S. deferred tax assets for foreign tax credits. Management believes it is more likely than not that we will not be able to utilize the foreign tax credits prior to their expiration.

At December 31, 2020, we had a $16.8 million valuation allowance related to certain non-U.S. deferred tax assets, primarily net operating losses from our Robotics segment in the U.K., as management believes it is more likely than not that we will not be able to utilize the tax benefits. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that future tax benefits will not be utilized.

At December 31, 2020, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries without operations in the U.S. of approximately $62.2 million. Due to the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), repatriations of foreign earnings will generally be free of U.S. federal tax but may be subject to changes in future tax legislation that may result in taxation. Indefinite reinvestment is determined by management’s intentions concerning our future operations. We intend to indefinitely reinvest these earnings, as well as future earnings from our non-U.S. subsidiaries without operations in the U.S., to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs. We have not provided deferred income taxes on the accumulated earnings and profits from our non-U.S. subsidiaries without operations in the U.S. as we consider them permanently reinvested. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes associated with these undistributed earnings.

We recorded an uncertain tax position of $0.7 million in 2020 related to a research and development credit taken on our 2019 U.S. Federal Income Tax Return and certain expenses not reversed for tax purposes. We account for tax-related interest in interest expense and tax penalties in selling, general and administrative expenses. We did not record any interest related to these positions in 2020 as the amount was immaterial. The statute of limitations on $0.3 million of uncertain tax positions expired in 2019. Therefore, as of December 31, 2019, there were no unrecognized tax benefits related to uncertain tax positions.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. The tax periods from 2013, 2014, and 2018 through 2020 remain open to review and examination by the Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2013 through 2020.
Note 10 — Shareholders’ Equity

Our amended and restated Articles of Incorporation provide for authorized Common Stock of 240,000,000 shares with no stated par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, issuable in one or more series.

In connection with the 2026 Notes offering (Note 8), we entered into the 2026 Capped Calls with three separate option counterparties. The 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders' rights under the 2026 Notes. Holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls.

The 2026 Capped Calls are for an aggregate of 28,675,900 shares of our common stock, which corresponds to the shares into which the 2026 Notes are initially convertible. The capped call shares are subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $6.97 per share, which corresponds to the initial conversion price of the 2026 Notes, and an initial cap price of approximately $8.42 per share. The strike and cap prices are subject to certain adjustments. The 2026 Capped Calls are intended to offset some or all of the potential dilution to Helix common shares caused by any conversion of the 2026 Notes up to the cap price. The 2026 Capped Calls can be settled in either net shares or cash at our option in components commencing December 15, 2025 and ending February 12, 2026, which could be extended under certain circumstances.

The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting Helix, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the 2026 Capped Calls, including changes in law, insolvency filings and hedging disruptions. The 2026 Capped Calls are recorded at their aggregate cost of $10.6 million as a reduction to common stock in the shareholders’ equity section of our consolidated balance sheet.

The components of accumulated OCI are as follows (in thousands):

	December 31,
	2020	2019

Cumulative foreign currency translation adjustment	$(51,620)	$(64,455)
Net unrealized loss on hedges, net of tax (1)	—	(285)
Accumulated OCI	$(51,620)	$(64,740)
(1)Relates to foreign currency hedges for the Grand Canyon III charter as well as interest rate hedge contracts for the Nordea Q5000 Loan (Note 21).
Note 11 — Stock Buyback Program

Our Board of Directors (our “Board”) has granted us the authority to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 14). We may continue to make repurchases pursuant to this authority from time to time as additional equity is issued under our stock-based plans depending on prevailing market conditions and other factors. As described in an announced plan, all repurchases may be commenced or suspended at any time as determined by management. We have not purchased any shares available under this program since 2015. As of December 31, 2020, 6,913,705 shares of our common stock were available for repurchase under the program.
Note 12 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well Intervention	Robotics	Production Facilities	Intercompany Eliminations (1)	Total Revenue
Year ended December 31, 2020
Short-term	$206,812	$117,439	$—	$—	$324,251
Long-term	332,437	60,579	58,303	(42,015)	409,304
Total	$539,249	$178,018	$58,303	$(42,015)	$733,555

Year ended December 31, 2019
Short-term	$214,926	$94,501	$—	$—	$309,427
Long-term	378,374	77,171	61,210	(74,273)	442,482
Total	$593,300	$171,672	$61,210	$(74,273)	$751,909

Year ended December 31, 2018
Short-term	$199,294	$89,072	$—	$—	$288,366
Long-term	361,274	69,917	64,400	(44,139)	451,452
Total	$560,568	$158,989	$64,400	$(44,139)	$739,818
(1)Intercompany revenues among our business segments are under agreements that are considered long-term.

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 3). Contract assets as of December 31, 2020 and 2019 were $2.4 million and $0.7 million, respectively. We had no credit losses on our contract assets for the years ended December 31, 2020, 2019 and 2018.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets (Note 3). Contract liabilities as of December 31, 2020 and 2019 totaled $10.0 million and $19.9 million, respectively. Revenue recognized for the years ended December 31, 2020, 2019 and 2018 included $11.6 million, $10.1 million and $11.6 million, respectively, that were included in the contract liability balance as the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of December 31, 2020, $406.7 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $301.2 million in 2021, $72.9 million in 2022 and $32.6 million in 2023 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2020.

For the year ended December 31, 2019, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were $2.1 million, which resulted from the recognition of previously constrained variable consideration for contractual adjustments related to withholding taxes in Brazil. For the years ended December 31, 2020 and 2018, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 3). Our deferred contract costs as of December 31, 2020 and 2019 totaled $24.4 million and $42.9 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we recorded $35.8 million, $31.5 million and $33.1 million, respectively, related to amortization of deferred contract costs. There were no associated impairment losses for any period presented.

Note 13 — Earnings Per Share

The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income attributable to common shareholders	$22,174		$57,919		$28,598
Less: Undistributed earnings allocated to participating securities	(140)		(487)		(273)
Accretion of redeemable noncontrolling interests	(2,400)		(143)		—
Net income available to common shareholders, basic	$19,634	148,993	$57,289	147,536	$28,325	146,702

Diluted:
Net income available to common shareholders, basic	$19,634	148,993	$57,289	147,536	$28,325	146,702
Effect of dilutive securities:
Share-based awards other than participating securities	—	904	—	2,041	—	128
Undistributed earnings reallocated to participating securities	1	—	6	—	1	—
Net income available to common shareholders, diluted	$19,635	149,897	$57,295	149,577	$28,326	146,830

The following weighted average potentially dilutive shares related to the 2022 Notes, the 2023 Notes, the 2026 Notes and the 2032 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018

2022 Notes	6,537	8,997	8,997
2023 Notes	9,391	13,202	10,344
2026 Notes	10,891	—	—
2032 Notes (1)	—	—	524
(1)The 2032 Notes were fully redeemed in 2018.
Note 14 — Employee Benefit Plans

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. For the years ended December 31, 2020 and 2019, we made discretionary employer contributions of $1.6 million and $1.0 million, respectively, to the 401(k) plan.

Employee Stock Purchase Plan

On May 15, 2019, our shareholders approved an amendment to and restatement of the ESPP to: (i) increase the shares authorized for issuance by 1.5 million shares and (ii) delegate to an internal administrator the authority to establish the maximum shares purchasable during a purchase period. As of December 31, 2020, 1.8 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee of our Board and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

On May 15, 2019, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan to: (i) authorize 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy, (ii) establish a maximum award limit applicable to independent members of our Board under the 2005 Incentive Plan, (iii) require, subject to certain exceptions, that all awards under the 2005 Incentive Plan have a minimum vesting or restriction period of one year and (iv) remove certain requirements with respect to performance-based compensation under Section 162(m) of the Internal Revenue Code that were repealed by the 2017 Tax Act. The 2005 Incentive Plan currently has 17.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2020, there were 6.8 million shares available for issuance under the 2005 Incentive Plan and no incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2020 under the 2005 Incentive Plan:

Date of Grant	Shares/ Units	Grant Date Fair Value Per Share/Unit	Vesting Period

January 2, 2020 (1)	369,938	$9.63	33% per year over three years
January 2, 2020 (2)	369,938	$13.15	100% on January 2, 2023
January 2, 2020 (3)	5,679	$9.63	100% on January 1, 2022
April 1, 2020 (3)	43,351	$1.64	100% on January 1, 2022
July 1, 2020 (3)	19,407	$3.47	100% on January 1, 2022
October 1, 2020 (3)	24,831	$2.41	100% on January 1, 2022
December 10, 2020 (4)	204,546	$4.40	100% on December 10, 2021
(1)Reflects grants of restricted stock to our executive officers and select management employees.
(2)Reflects grants of PSUs to our executive officers and select management employees. These awards when vested can only be settled in shares of our common stock.
(3)Reflects grants of restricted stock to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.
(4)Reflects annual equity grants to each independent member of our Board.

In January 2021, we granted our executive officers 452,381 RSUs and 452,381 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $4.20 per unit or $1.9 million. The grant date fair value of the PSUs was $5.33 per unit or $2.4 million. Also in January 2021, we granted $3.4 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board, executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2020		2019		2018
	Shares	Grant Date Fair Value (1)	Shares	Grant Date Fair Value (1)	Shares	Grant Date Fair Value (1)

Awards outstanding at beginning of year	1,173,045	$6.81	1,320,989	$7.40	1,579,218	$7.63
Granted	667,752	7.06	846,835	6.02	614,286	7.46
Vested (2)	(631,498)	7.52	(993,361)	6.92	(823,310)	7.88
Forfeited	(32,348)	5.41	(1,418)	8.82	(49,205)	7.62
Awards outstanding at end of year	1,176,951	$6.61	1,173,045	$6.81	1,320,989	$7.40
(1)Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)Total fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $6.5 million and $6.4 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, $4.2 million, $6.2 million and $6.0 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost associated with unvested restricted stock at December 31, 2020 totaled approximately $4.4 million. The weighted average vesting period related to unvested restricted stock at December 31, 2020 was approximately 1.2 years.

Performance Share Unit Awards

We grant PSUs to our executive officers and from time to time select management employees. PSUs granted in 2020, 2019 and 2018 are to be settled solely in shares of our common stock and therefore are accounted for as equity awards. The payout at vesting of these PSUs is based on the performance of our common stock over a three-year period compared to the performance of other companies in a peer group selected by the Compensation Committee of our Board, with the maximum amount of the award being 200% of the original awarded PSUs and the minimum amount being zero.

The following table summarizes information about our equity PSU awards:

	Year Ended December 31,
	2020		2019		2018
	Units	Grant Date Fair Value (1)	Units	Grant Date Fair Value (1)	Units	Grant Date Fair Value (1)

Equity PSU awards outstanding at beginning of year	1,565,044	$10.17	1,006,360	$11.76	613,665	$12.64
Granted	369,938	13.15	688,540	7.60	449,271	10.44
Vested	(589,335)	12.64	—	—	—	—
Forfeited	(48,521)	7.60	(129,856)	8.91	(56,576)	10.83
Equity PSU awards outstanding at end of year	1,297,126	$9.99	1,565,044	$10.17	1,006,360	$11.76
(1)Represents the weighted average grant date fair value, which is determined using a Monte Carlo simulation model.

For the years ended December 31, 2020, 2019 and 2018, $4.0 million, $5.1 million and $3.8 million, respectively, were recognized as share-based compensation related to equity PSU awards. Future compensation cost associated with unvested equity PSU awards at December 31, 2020 totaled approximately $4.6 million. The weighted average vesting period related to unvested equity PSU awards at December 31, 2020 was approximately 1.0 year. In January 2021, 368,038 equity PSU awards granted in 2018 vested at 200%, representing 736,075 shares of our common stock with a total market value of $3.1 million. In January 2020, 589,335 equity PSU awards granted in 2017 vested at 200%, representing 1,178,670 shares of our common stock with a total market value of $11.4 million.

For the year ended December 31, 2018, $0.9 million were recognized as share-based compensation related to liability PSU awards. During 2019 and 2018, we cash settled liabilities of $11.1 million and $0.9 million, respectively, related to PSU awards granted in 2016 and 2015, respectively.

Cash Awards

In 2020, 2019 and 2018, we granted $4.7 million, $4.6 million and $5.2 million, respectively, of fixed value cash awards to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation costs of $4.4 million and $3.2 million and $1.7 million, respectively, which reflected the cash payouts made in January 2021, 2020 and 2019, respectively.
Note 15 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment includes our vessels and/or equipment used to access offshore wells for the purpose of performing well enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes IRSs, SILs and the ROAM, some of which we provide on a stand-alone basis. Our Robotics segment includes ROVs, trenchers and a ROVDrill, which are designed to complement well intervention services and offshore construction to both the oil and gas and the renewable energy markets globally. Our Robotics segment also includes two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 16). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net revenues —
Well Intervention	$539,249	$593,300	$560,568
Robotics	178,018	171,672	158,989
Production Facilities	58,303	61,210	64,400
Intercompany eliminations	(42,015)	(74,273)	(44,139)
Total	$733,555	$751,909	$739,818

Income (loss) from operations —
Well Intervention	$26,855	$89,564	$87,643
Robotics	13,755	7,261	(14,054)
Production Facilities	15,975	17,160	27,263
Segment operating income	56,585	113,985	100,852
Goodwill impairment (1)	(6,689)	—	—
Corporate, eliminations and other	(36,871)	(45,988)	(49,309)
Total	13,025	67,997	51,543
Net interest expense	(28,531)	(8,333)	(13,751)
Other non-operating income (expense), net	16,889	5,892	(6,794)
Income before income taxes	$1,383	$65,556	$30,998

Capital expenditures —
Well Intervention	$19,523	$139,212	$136,164
Robotics	257	417	151
Production Facilities	—	123	325
Corporate and other	464	1,102	443
Total	$20,244	$140,854	$137,083

Depreciation and amortization —
Well Intervention	$101,756	$80,153	$76,943
Robotics	15,952	16,459	19,175
Production Facilities	15,652	15,658	14,070
Corporate and eliminations	349	450	334
Total	$133,709	$112,720	$110,522
(1)Relates to the impairment of the entire STL goodwill balance (Note 7).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Well Intervention (1)	$15,039	$43,484	$14,218
Robotics	26,976	30,789	29,921
Total	$42,015	$74,273	$44,139
(1)Amount in the year ended December 31, 2019 included $27.5 million associated with the P&A work on our oil and gas properties in our Production Facilities segment (Note 16).

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

U.S.	$304,563	$297,162	$271,260
U.K.	133,005	193,903	194,434
Brazil	208,565	216,796	208,054
Other	87,422	44,048	66,070
Total	$733,555	$751,909	$739,818

Our operational assets work in various regions around the world such as the Gulf of Mexico, Brazil, the North Sea, Asia Pacific and West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant geographic location (in thousands):

	December 31,
	2020	2019

U.S.	$750,986	$808,683
U.K. (1)	764,070	782,246
Brazil	267,896	281,698
Singapore	12	10
Total	$1,782,964	$1,872,637
(1)Includes certain assets that are based in the U.K. but may operate in the North Sea, West Africa and other regions, including the Q7000.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	December 31,
	2020	2019

Well Intervention	$2,134,081	$2,180,180
Robotics	132,550	151,478
Production Facilities	129,773	142,624
Corporate and other	101,874	122,449
Total	$2,498,278	$2,596,731

Note 16 — Asset Retirement Obligations

The following table describes the changes in our AROs (both current and long-term) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

AROs at January 1,	$28,258	$—
Liability incurred during the period	—	53,294
Liability settled during the period	—	(28,296)
Revisions in estimated cash flows	—	822
Accretion expense	2,655	2,438
AROs at December 31,	$30,913	$28,258

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A of those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed.
Note 17 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels, which are currently used in connection with our contracts with Petrobras to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, with options to extend. The Siem Helix 1 charter expires June 2023 and the Siem Helix 2 charter expires February 2024. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels for use in our robotics operations. The expiration date of the Grand Canyon II charter was extended in February 2021 from April 2021 until December 2021, with an option to renew. The Grand Canyon III charter expires May 2023.

We took delivery of the Q7000 in November 2019, and the vessel commenced operations in January 2020. With the delivery of the Q7000, all of our planned major capital commitments have been completed.

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
Note 18 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2020	2019	2018

Interest paid, net of interest capitalized	$15,943	$1,909	$7,369
Income taxes paid	7,434	8,856	5,705

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2020 and 2019, these non-cash capital additions totaled $1.6 million and $10.2 million, respectively.
Note 19 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2020 (in thousands):

	Allowance for Credit Losses	Deferred Tax Asset Valuation Allowance

Balance at December 31, 2017	$2,752	$12,337
Deductions (1)	(2,752)	—
Adjustments (2)	—	5,603
Balance at December 31, 2018	—	17,940
Adjustments (2)	—	691
Balance at December 31, 2019	—	18,631
Additions (3)	2,684	—
Adjustments (2) (4)	785	1,091
Balance at December 31, 2020	$3,469	$19,722
(1)The decrease in allowance for credit losses reflects the write-offs of accounts receivable that are either settled or deemed uncollectible
(2)The increase in valuation allowance primarily reflects additional net operating losses in our Robotics segment in the U.K. for which insufficient future taxable income exists to offset the losses.
(3)The additions in allowance for credit losses reflect credit loss reserves during 2020.
(4)The adjustment in allowance for credit losses reflects provision for current expected credit losses upon the adoption of ASU No. 2016-13 on January 1, 2020.

See Note 2 for a detailed discussion regarding our accounting policy on accounts receivable and allowance for credit losses as well as the adoption of ASU No. 2016-13. See Note 9 for a detailed discussion of the valuation allowance related to our deferred tax assets.
Note 20 — Fair Value Measurements

Assets and liabilities measured at fair value are based on one or more of three valuation approaches as follows:

(a)Market Approach.  Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
(b)Cost Approach.  Amount that would be required to replace the service capacity of an asset (replacement cost).
(c)Income Approach.  Techniques to convert expected future cash flows to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Our financial instruments include cash and cash equivalents, receivables, accounts payable, long-term debt and derivative instruments. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of our derivative instruments (Note 21) reflects our best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available due to location differences or terms that extend beyond the period for which quotations are available. Where quotes are not available, we utilize other valuation techniques or models to estimate market values. The fair value of our interest rate swaps is calculated as the discounted cash flows of the difference between the rate fixed by the hedging instrument and the LIBOR forward curve over the remaining term of the hedging instrument. The fair value of our foreign currency exchange contracts is calculated as the discounted cash flows of the difference between the fixed payment specified by the hedging instrument and the expected cash inflow of the forecasted transaction using a foreign currency forward curve. These modeling techniques require us to make estimations of future prices, price correlation, volatility and liquidity based on market data. As of December 31, 2020, there were no financial instruments measured at fair value on a recurring basis. The following table provides additional information relating to those financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019				Valuation Approach
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$44	$—	$44	(c)

Liabilities:
Foreign exchange contracts — hedging instruments	—	401	—	401	(c)
Foreign exchange contracts — non-hedging instruments	—	601	—	601	(c)
Total net liability	$—	$958	$—	$958

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31,
	2020		2019
	Principal Amount (1)	Fair Value (2) (3)	Principal Amount (1)	Fair Value (2) (3)

Term Loan (matures December 2021)	$29,750	$28,969	$33,250	$32,959
Nordea Q5000 Loan (matures January 2021) (4)	53,572	53,598	89,286	89,398
MARAD Debt (matures February 2027)	56,410	62,318	63,610	68,643
2022 Notes (mature May 2022)	35,000	33,513	125,000	134,225
2023 Notes (mature September 2023)	30,000	28,650	125,000	162,188
2026 Notes (mature February 2026)	200,000	211,383	—	—
Total debt	$404,732	$418,431	$436,146	$487,413
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
(4)The maturity date of the Nordea Q5000 Loan was extended from April 2020 to January 2021 as a result of an amendment to the Nordea Credit Agreement in March 2020. We repaid the Nordea Q5000 Loan in January 2021. (Note 8).

Note 21 — Derivative Instruments and Hedging Activities

In June 2015, we entered into interest rate swap contracts to fix the interest rate on $187.5 million of the Nordea Q5000 Loan (Note 8). These swap contracts expired in April 2020. Our interest rate swap contracts qualified for cash flow hedge accounting treatment.

In February 2013, we entered into foreign currency exchange contracts to hedge our foreign currency exposure associated with the Grand Canyon II and Grand Canyon III charter payments denominated in the Norwegian kroner through July 2019 and February 2020, respectively. A portion of our foreign currency exchange contracts qualified for hedge accounting treatment.

We had no derivative instruments that were designated as hedging instruments as of December 31, 2020. The following table presents the balance sheet location and fair value of our derivative instruments that were designated as hedging instruments as of December 31, 2019 (in thousands):

	December 31,
	2019
	Balance Sheet Location	Fair Value
Asset Derivative Instruments:
Interest rate swaps	Other current assets	$44
		$44

Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$401
		$401

We had no derivative instruments that were not designated as hedging instruments as of December 31, 2020. The following table presents the balance sheet location and fair value of our derivative instruments that were not designated as hedging instruments as of December 31, 2019 (in thousands):

	December 31,
	2019
	Balance Sheet Location	Fair Value
Liability Derivative Instruments:
Foreign exchange contracts	Accrued liabilities	$601
		$601

The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our consolidated statements of operations (in thousands):

	Unrealized Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2020	2019	2018

Foreign exchange contracts	$(54)	$(315)	$(1,453)
Interest rate swaps	(41)	(365)	606
	$(95)	$(680)	$(847)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Reclassified from Accumulated OCI into Earnings
		Year Ended December 31,
		2020	2019	2018

Foreign exchange contracts	Cost of sales	$(455)	$(6,125)	$(7,709)
Interest rate swaps	Net interest expense	3	655	508
		$(452)	$(5,470)	$(7,201)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our consolidated statements of operations (in thousands):

	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
		Year Ended December 31,
		2020	2019	2018

Foreign exchange contracts	Other income (expense), net	$(81)	$(378)	$(901)
		$(81)	$(378)	$(901)
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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020
Net revenues	$181,021	$199,147	$193,490	$159,897
Gross profit	2,010	29,576	34,628	13,695
Net income (loss)	(13,928)	5,450	24,445	4,117
Net income (loss) attributable to common shareholders	(11,938)	5,450	24,499	4,163
Basic earnings (loss) per common share	$(0.09)	$0.04	$0.16	$0.03
Diluted earnings (loss) per common share	$(0.09)	$0.04	$0.16	$0.03

2019
Net revenues	$166,823	$201,728	$212,609	$170,749
Gross profit	16,254	39,934	55,074	26,576
Net income	1,318	16,823	31,622	7,934
Net income attributable to common shareholders	1,318	16,854	31,695	8,052
Basic earnings per common share	$0.01	$0.11	$0.21	$0.05
Diluted earnings per common share	$0.01	$0.11	$0.21	$0.05
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Shareholders to be held on May 19, 2021. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

Code of Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees as well as a Code of Ethics for Chief Executive Officer and Senior Financial Officers specific to those officers. Copies of these documents are available at our website www.HelixESG.com under Corporate Governance (which can be accessed by clicking the “Investors” tab and then the “Governance” tab). Interested parties may also request a free copy of these documents from:

Helix Energy Solutions Group, Inc.
ATTN: Corporate Secretary
3505 W. Sam Houston Parkway N., Suite 400
Houston, Texas 77043
Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Shareholders to be held on May 19, 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Shareholders to be held on May 19, 2021.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Shareholders to be held on May 19, 2021.
Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Shareholders to be held on May 19, 2021.
PART IV
Item 15.  Exhibit and Financial Statement Schedules

(1)    Financial Statements

The following financial statements included on pages 46 through 86 in this Annual Report are for the fiscal year ended December 31, 2020.

•Report of Independent Registered Public Accounting Firm
•Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

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
Exhibit 4.1 to the Current Report on Form 8-K filed on June 28, 2019 (001-32936)
4.23
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 30, 2020, by and among Helix, certain of its subsidiaries as guarantors, the lenders thereunder, and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer.
Exhibit 4.1 to the Current Report on Form 8-K filed on December 31, 2020 (001-32936)
4.24
Credit Agreement dated September 26, 2014, by and among Helix Q5000 Holdings S.à r.l., Helix Vessel Finance S.à r.l. and Nordea Bank Finland PLC, London Branch as administrative agent and collateral agent, together with the other lenders party thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on September 30, 2014 (001-32936)
4.25
First Amendment to the Credit Agreement dated as of September 26, 2014, by and among Helix Q5000 Holdings S.à r.l., Helix Vessel Finance S.à r.l. and Nordea Bank ABP, New York Branch and the lender parties thereto.
Exhibit 4.1 to the Current Report on Form 8-K filed on March 12, 2020 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.26	Senior Debt Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.27	First Supplemental Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.28	Second Supplemental Indenture, dated as of March 20, 2018, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on March 21, 2018 (001-32936)
4.29	Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.30	First Supplemental Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex A to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.4 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.5 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 14, 2020 (001-32936)
10.6 *	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2020 (001-32936)
10.7 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.8 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.9 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.10 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.11 *	Employment Agreement between Alisa B. Johnson and the Company dated November 17, 2008.	Exhibit 10.3 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.12 *	Equity Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Alisa Johnson dated May 1, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.13 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.14 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.15 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.16 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2017 (001-32936)
10.17 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.18 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.19 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.20
Underwriting Agreement dated as of January 4, 2017, between Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.
Exhibit 1.1 to the Current Report on Form 8-K filed on January 6, 2017 (001-32936)
10.21	Underwriting Agreement dated as of March 13, 2018, by and among Helix Energy Solutions Group, Inc., Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.1 to the Current Report on Form 8-K filed on March 19, 2018 (001-32936)
10.22	Underwriting Agreement, dated as of August 11, 2020, by and among Helix Energy Solutions Group, Inc., Wells Fargo Securities, LLC and Evercore Group L.L.C.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
10.23	Construction Contract dated as of September 11, 2013 between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013 (001-32936)
10.24	Amendment No. 1, dated as of June 8, 2015, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2015 (001-32936)
10.25	Amendment No. 2, dated December 2, 2015, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2015 (001-32936)
10.26	Amendment No. 3, dated November 15, 2017, to Construction Contract between Helix Q7000 Vessel Holdings S.à r.l. and Jurong Shipyard Pte Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2017 (001-32936)
10.27
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

February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2021
Owen Kratz

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2021
Erik Staffeldt

/s/ AMERINO GATTI	Director	February 25, 2021
Amerino Gatti

/s/ JOHN V. LOVOI	Director	February 25, 2021
John V. Lovoi

/s/ AMY H. NELSON	Director	February 25, 2021
Amy H. Nelson

/s/ JAN A. RASK	Director	February 25, 2021
Jan A. Rask

/s/ WILLIAM L. TRANSIER	Director	February 25, 2021
William L. Transier

/s/ JAMES A. WATT	Director	February 25, 2021
James A. Watt