Form 10-Q
period 2021-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2021-07-28
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 22, 2021, 150,795,082 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$243,911	$291,320
Restricted cash	71,282	—
Accounts receivable, net of allowance for credit losses of $1,548 and $3,469, respectively	125,569	132,233
Other current assets	78,869	102,092
Total current assets	519,631	525,645
Property and equipment	2,964,068	2,948,907
Less accumulated depreciation	(1,228,891)	(1,165,943)
Property and equipment, net	1,735,177	1,782,964
Operating lease right-of-use assets	125,481	149,656
Other assets, net	37,418	40,013
Total assets	$2,417,707	$2,498,278

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,105	$50,022
Accrued liabilities	83,618	87,035
Current maturities of long-term debt	70,492	90,651
Current operating lease liabilities	50,769	51,599
Total current liabilities	274,984	279,307
Long-term debt	265,222	258,912
Operating lease liabilities	76,934	101,009
Deferred tax liabilities	97,906	110,821
Other non-current liabilities	2,601	3,878
Total liabilities	717,647	753,927
Redeemable noncontrolling interests	—	3,855
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,787 and 150,341 shares issued, respectively	1,288,603	1,327,592
Retained earnings	456,108	464,524
Accumulated other comprehensive loss	(44,651)	(51,620)
Total shareholders’ equity	1,700,060	1,740,496
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,417,707	$2,498,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$161,941	$199,147	$325,356	$380,168
Cost of sales	158,811	169,571	307,602	348,582
Gross profit	3,130	29,576	17,754	31,586
Gain (loss) on disposition of assets, net	(646)	473	(646)	473
Goodwill impairment	—	—	—	(6,689)
Selling, general and administrative expenses	(13,425)	(15,855)	(28,604)	(32,203)
Income (loss) from operations	(10,941)	14,194	(11,496)	(6,833)
Net interest expense	(5,919)	(7,063)	(11,972)	(12,809)
Other income (expense), net	960	(2,069)	2,577	(12,496)
Royalty income and other	249	117	2,306	2,296
Income (loss) before income taxes	(15,651)	5,179	(18,585)	(29,842)
Income tax benefit	(1,968)	(271)	(1,852)	(21,364)
Net income (loss)	(13,683)	5,450	(16,733)	(8,478)
Net income (loss) attributable to redeemable noncontrolling interests	26	—	(146)	(1,990)
Net income (loss) attributable to common shareholders	$(13,709)	$5,450	$(16,587)	$(6,488)

Earnings (loss) per share of common stock:
Basic	$(0.09)	$0.04	$(0.11)	$(0.06)
Diluted	$(0.09)	$0.04	$(0.11)	$(0.06)

Weighted average common shares outstanding:
Basic	150,028	148,971	149,982	148,917
Diluted	150,028	149,691	149,982	148,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$(13,683)	$5,450	$(16,733)	$(8,478)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on hedges arising during the period	—	1	—	(95)
Reclassifications into earnings	—	25	—	452
Income taxes on hedges	—	(6)	—	(72)
Net change in hedges, net of tax	—	20	—	285
Foreign currency translation gain (loss)	2,356	(1,896)	6,969	(35,483)
Other comprehensive income (loss), net of tax	2,356	(1,876)	6,969	(35,198)
Comprehensive income (loss)	(11,327)	3,574	(9,764)	(43,676)
Less comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income (loss)	26	—	(146)	(1,990)
Foreign currency translation gain (loss)	12	(20)	48	(248)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	38	(20)	(98)	(2,238)
Comprehensive income (loss) attributable to common shareholders	$(11,365)	$3,594	$(9,666)	$(41,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, March 31, 2021	150,715	$1,286,380	$468,087	$(47,007)	$1,707,460	$3,960
Net income (loss)	—	—	(13,709)	—	(13,709)	26
Foreign currency translation adjustments	—	—	—	2,356	2,356	12
Accretion of redeemable noncontrolling interests	—	—	1,730	—	1,730	(1,730)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	72	286	—	—	286	—
Share-based compensation	—	1,937	—	—	1,937	—
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, March 31, 2020	149,962	$1,316,401	$430,726	$(98,062)	$1,649,065	$3,323
Net income	—	—	5,450	—	5,450	—
Foreign currency translation adjustments	—	—	—	(1,896)	(1,896)	(20)
Unrealized gain on hedges, net of tax	—	—	—	20	20	—
Accretion of redeemable noncontrolling interests	—	—	(69)	—	(69)	69
Activity in company stock plans, net and other	78	217	—	—	217	—
Share-based compensation	—	1,913	—	—	1,913	—
Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(16,587)	—	(16,587)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	6,969	6,969	48
Accretion of redeemable noncontrolling interests	—	—	1,489	—	1,489	(1,489)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	446	(1,314)	—	—	(1,314)	—
Share-based compensation	—	3,781	—	—	3,781	—
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net loss	—	—	(6,488)	—	(6,488)	(1,990)
Credit losses recognized in retained earnings upon adoption of ASU No. 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	(35,483)	(35,483)	(248)
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,155)	—	(2,155)	2,155
Activity in company stock plans, net and other	1,152	(4,513)	—	—	(4,513)	—
Share-based compensation	—	4,083	—	—	4,083	—
Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,733)	$(8,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,507	65,567
Goodwill impairment	—	6,689
Amortization of debt discounts	—	3,316
Amortization of debt issuance costs	1,587	1,619
Share-based compensation	3,901	4,245
Deferred income taxes	(3,649)	(7,098)
(Gain) loss on disposition of assets, net	646	(473)
Unrealized gain on derivative contracts, net	—	(601)
Unrealized foreign currency (gain) loss	(1,366)	10,433
Changes in operating assets and liabilities:
Accounts receivable, net	6,620	(44,698)
Income tax receivable	5,136	(19,078)
Other current assets	16,017	(23,751)
Accounts payable and accrued liabilities	18,828	35,241
Other, net	(7,954)	(16,891)
Net cash provided by operating activities	92,540	6,042

Cash flows from investing activities:
Capital expenditures	(6,772)	(17,579)
Proceeds from sale of assets	11	498
Net cash used in investing activities	(6,761)	(17,081)

Cash flows from financing activities:
Repayment of Term Loan	(1,750)	(1,750)
Repayment of Nordea Q5000 Loan	(53,572)	(17,858)
Repayment of MARAD Debt	(3,734)	(3,556)
Debt issuance costs	(43)	(310)
Acquisition of redeemable noncontrolling interests	(2,268)	—
Payments related to tax withholding for share-based compensation	(1,878)	(5,150)
Proceeds from issuance of ESPP shares	443	475
Net cash used in financing activities	(62,802)	(28,149)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	896	(2,879)
Net increase (decrease) in cash and cash equivalents and restricted cash	23,873	(42,067)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	291,320	262,561
Balance, end of period	$315,193	$220,494

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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2020 Annual Report on Form 10-K (our “2020 Form 10-K”) with the exception of the impact of early adopting Accounting Standards Update (“ASU”) No. 2020-06 on a modified retrospective basis beginning January 1, 2021 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our balance sheet as of December 31, 2020 included herein has been derived from the audited balance sheet as of December 31, 2020 included in our 2020 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes Due 2022, Convertible Senior Notes Due 2023 and Convertible Senior Notes Due 2026 (Note 5), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We elected to early adopt ASU No. 2020-06 on a modified retrospective basis beginning January 1, 2021. The adoption of this ASU increased our long-term debt and decreased our common stock by $44.1 million and $41.5 million, respectively, as we reclassified the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU also increased our retained earnings and decreased deferred tax liabilities by $6.7 million and $9.3 million, respectively. Subsequent to its adoption, interest expense associated with our outstanding convertible senior notes will decrease as there will no longer be debt discounts to amortize. Additionally, the ASU no longer permits the treasury stock method for convertible instruments and instead requires the application of the if-converted method to calculate the impact of our convertible senior notes on diluted earnings per share (“EPS”).

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

Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing well enhancement or decommissioning operations. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis. Our well intervention segment also includes our ownership interest in Subsea Technologies Group Limited (“STL”). Prior to June 2021 we held a 70% controlling interest in STL, and in June 2021 we acquired the remaining 30% interest for approximately $2.3 million.

Our Robotics segment provides offshore construction, cable trenching, seabed clearance, inspection, repair and maintenance services to both the oil and gas and the renewable energy markets globally. Our Robotics services also complement well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, a ROVDrill and two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Contract assets (Note 7)	$626	$2,446
Prepaids	12,536	15,904
Deferred costs (Note 7)	14,084	23,522
Income tax receivable	15,436	20,787
Other receivable (Note 11)	27,518	29,782
Other	8,669	9,651
Total other current assets	$78,869	$102,092

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Deferred recertification and dry dock costs, net	$19,405	$21,464
Deferred costs (Note 7)	720	861
Charter deposit (1)	12,544	12,544
Intangible assets with finite lives, net	3,679	3,809
Other	1,070	1,335
Total other assets, net	$37,418	$40,013
(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and related benefits	$26,907	$24,768
Accrued interest	6,974	7,098
Deferred revenue (Note 7)	9,267	8,140
Asset retirement obligations (Note 11)	28,330	30,913
Other	12,140	16,116
Total accrued liabilities	$83,618	$87,035

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Deferred revenue (Note 7)	$1,048	$1,869
Other	1,553	2,009
Total other non-current liabilities	$2,601	$3,878

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$14,839	$16,106	$31,055	$32,429
Variable lease cost	3,635	3,840	7,119	7,052
Short-term lease cost	5,243	9,992	6,975	17,166
Sublease income	(329)	(328)	(678)	(607)
Net lease cost	$23,388	$29,610	$44,471	$56,040

Maturities of our operating lease liabilities as of June 30, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$52,106	$5,884	$57,990
One to two years	49,760	5,185	54,945
Two to three years	13,557	4,722	18,279
Three to four years	—	4,145	4,145
Four to five years	—	1,041	1,041
Over five years	—	4,835	4,835
Total lease payments	$115,423	$25,812	$141,235
Less: imputed interest	(9,021)	(4,511)	(13,532)
Total operating lease liabilities	$106,402	$21,301	$127,703

Current operating lease liabilities	$45,940	$4,829	$50,769
Non-current operating lease liabilities	60,462	16,472	76,934
Total operating lease liabilities	$106,402	$21,301	$127,703

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$54,621	$6,028	$60,649
One to two years	52,106	5,435	57,541
Two to three years	34,580	4,649	39,229
Three to four years	2,470	4,374	6,844
Four to five years	—	2,340	2,340
Over five years	—	4,054	4,054
Total lease payments	$143,777	$26,880	$170,657
Less: imputed interest	(13,352)	(4,697)	(18,049)
Total operating lease liabilities	$130,425	$22,183	$152,608

Current operating lease liabilities	$46,748	$4,851	$51,599
Non-current operating lease liabilities	83,677	17,332	101,009
Total operating lease liabilities	$130,425	$22,183	$152,608

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2021		2020
Weighted average remaining lease term	2.8	years	3.1	years
Weighted average discount rate	7.51%		7.53%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for operating lease liabilities	$31,562	$32,731
ROU assets obtained in exchange for new operating lease obligations	1,500	—

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2021 are as follows (in thousands):

	Term	2022	2023	2026	MARAD
	Loan	Notes	Notes	Notes	Debt	Total
Less than one year	$28,000	$35,000	$—	$—	$7,746	$70,746
One to two years	—	—	—	—	8,133	8,133
Two to three years	—	—	30,000	—	8,538	38,538
Three to four years	—	—	—	—	8,965	8,965
Four to five years	—	—	—	200,000	9,412	209,412
Over five years	—	—	—	—	9,882	9,882
Gross debt	28,000	35,000	30,000	200,000	52,676	345,676
Unamortized debt issuance costs (1)	(95)	(159)	(402)	(6,501)	(2,805)	(9,962)
Total debt	27,905	34,841	29,598	193,499	49,871	335,714
Less current maturities	(27,905)	(34,841)	—	—	(7,746)	(70,492)
Long-term debt	$—	$—	$29,598	$193,499	$42,125	$265,222
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement. See Note 1 for accounting changes as a result of the adoption of ASU No. 2020-06.

Below is a summary of certain components of our indebtedness:

Credit Agreement

We have a credit agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America, N.A. (“Bank of America”). The Credit Agreement is comprised of a Term Loan with a remaining balance of $28.0 million as of June 30, 2021 and a Revolving Credit Facility with a maximum availability of $175 million. The Credit Agreement expires and the Term Loan matures on December 31, 2021. The Revolving Credit Facility permits us to obtain letters of credit up to a sublimit of $25 million. Pursuant to the Credit Agreement, subject to existing lender participation and/or the participation of new lenders, and subject to standard conditions precedent, we may request aggregate commitments of up to $100 million with respect to an increase in the Revolving Credit Facility. As of June 30, 2021, we had no borrowings under the Revolving Credit Facility, and our available borrowing capacity under that facility, based on the leverage ratios, totaled $172.3 million, net of $2.7 million of letters of credit issued under that facility.

Borrowings under the Credit Agreement bear interest, at our election, at either Bank of America’s base rate, the LIBOR or a comparable successor rate, or a combination thereof. The Term Loan bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin of 2.25%. The Term Loan bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin of 3.25%. The interest rate on the Term Loan was 3.35% as of June 30, 2021. Borrowings under the Revolving Credit Facility bearing interest at the base rate will bear interest at a per annum rate equal to Bank of America’s base rate plus a margin ranging from 1.50% to 2.50%. Borrowings under the Revolving Credit Facility bearing interest at a LIBOR rate will bear interest per annum at the LIBOR or a comparable successor rate selected by us plus a margin ranging from 2.50% to 3.50%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans multiplied by the daily amount available to be drawn under the applicable letter of credit. Margins on borrowings under the Revolving Credit Facility will vary in relation to the Consolidated Total Leverage Ratio (as defined below) as provided for in the Credit Agreement. We also pay a fixed commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

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

The 2022 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2022 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2022 Notes totaled $1.5 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2022 Notes (Note 1). As of June 30, 2021, unamortized debt issuance costs related to the 2022 Notes were $0.2 million.

The effective interest rate for the 2022 Notes prior to the adoption of ASU No. 2020-06 was 7.3%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2022 Notes was $0.4 million and $0.8 million, respectively, with coupon interest expense of $0.4 million and $0.7 million, respectively, and the amortization of issuance costs of $0.1 million for the six-month period ended June 30, 2021. For the three- and six-month periods ended June 30, 2020, total interest expense related to the 2022 Notes was $2.3 million and $4.5 million, respectively, with coupon interest expense of $1.3 million and $2.6 million, respectively, and the amortization of debt discount and issuance costs of $1.0 million and $1.9 million, respectively.

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

The 2023 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2023 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2023 Notes totaled $3.1 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2023 Notes (Note 1). As of June 30, 2021, unamortized debt issuance costs related to the 2023 Notes were $0.4 million.

The effective interest rate for the 2023 Notes prior to the adoption of ASU No. 2020-06 was 7.8%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2023 Notes was $0.3 million and $0.7 million, respectively, with coupon interest expense of $0.3 million and $0.6 million, respectively, and the amortization of issuance costs of $0.1 million for the six-month period ended June 30, 2021. For the three- and six-month periods ended June 30, 2020, total interest expense related to the 2023 Notes was $2.3 million and $4.6 million, respectively, with coupon interest expense of $1.3 million and $2.6 million, respectively, and the amortization of debt discount and issuance costs of $1.0 million and $2.0 million, respectively.

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

The 2026 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2026 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2026 Notes totaled $47.3 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2026 Notes (Note 1). As of June 30, 2021, unamortized debt issuance costs related to the 2026 Notes were $6.5 million.

The effective interest rate for the 2026 Notes prior to the adoption of ASU No. 2020-06 was 12.4%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 7.6%. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2026 Notes was $3.7 million and $7.3 million, respectively, with coupon interest expense of $3.4 million and $6.7 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.6 million, respectively.

2026 Capped Calls

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

In accordance with the Credit Agreement, the 2022 Notes, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including with respect to the Credit Agreement, certain financial ratios such as a consolidated interest coverage ratio, a consolidated total leverage ratio and a consolidated secured leverage ratio, as well as the maintenance of minimum cash balance, net worth, working capital and debt-to-equity requirements. As of June 30, 2021, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense	$5,943	$7,179	$12,055	$14,573
Capitalized interest	—	—	—	(1,182)
Interest income	(24)	(116)	(83)	(582)
Net interest expense	$5,919	$7,063	$11,972	$12,809

Note 6 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

For the three- and six-month periods ended June 30, 2021, we applied the annual effective tax rate method in determining our overall income tax provision or benefit. Under this method, the estimated annual worldwide effective tax rate, adjusted for discrete tax items, is applied to the pre-tax income or loss for each interim reporting period. During the three- and six-month periods ended June 30, 2020, we utilized the discrete method to calculate income tax provision or benefit on a stand-alone basis for the interim reporting period based on management’s judgment that the discrete method was more appropriate than the annual effective tax rate method given the high degree of uncertainty in forecasting the impact of the COVID-19 pandemic on future market conditions and the overall oil and gas sector.

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, in the six-month period ended June 30, 2020 we recognized an estimated $5.2 million net tax benefit ($15.8 million current tax benefit and $10.6 million deferred tax expense). This net tax benefit was generated as our deferred tax assets related to U.S. net operating losses were realized at higher prior year income tax rates.

During the six-month period ended June 30, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. As a result, these subsidiaries are not subject to future U.S. branch profits tax and a net deferred tax benefit of $8.3 million was recognized.

The effective tax rates for the three-month periods ended June 30, 2021 and 2020 were 12.6% and (5.2)%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as the impact of the CARES Act in 2020. The effective tax rates for the six-month periods ended June 30, 2021 and 2020 were 10.0% and 71.6%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as the impact of the CARES Act and the foreign subsidiary restructuring in 2020.

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax benefit are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Taxes at U.S. statutory rate	$(3,287)	21.0%	$1,087	21.0%	$(3,903)	21.0%	$(6,267)	21.0%
Foreign tax provision	(527)	3.4	(2,166)	(41.8)	(1,465)	7.9	(1,116)	3.7
CARES Act	—	—	580	11.2	—	—	(5,234)	17.6
Subsidiary restructuring	—	—	—	—	—	—	(8,333)	27.9
Other (1)	1,846	(11.8)	228	4.4	3,516	(18.9)	(414)	1.4
Income tax benefit (2)	$(1,968)	12.6%	$(271)	(5.2)%	$(1,852)	10.0%	$(21,364)	71.6%
(1)	Includes interim period allocations of $1.6 million and $2.8 million, respectively, for the three- and six-month periods ended June 30, 2021.
(2)	The negative effective tax rate for the three-month period ended June 30, 2020 was driven by tax benefits of foreign losses in relation to nominal pre-tax income.

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

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations (1)	Revenue
Three months ended June 30, 2021
Short-term	$76,669	$21,012	$—	$—	$97,681
Long-term	55,636	10,639	14,218	(16,233)	64,260
Total	$132,305	$31,651	$14,218	$(16,233)	$161,941

Three months ended June 30, 2020
Short-term	$55,368	$36,084	$—	$—	$91,452
Long-term	90,473	14,752	13,593	(11,123)	107,695
Total	$145,841	$50,836	$13,593	$(11,123)	$199,147

Six months ended June 30, 2021
Short-term	$125,886	$30,419	$—	$—	$156,305
Long-term	140,187	23,388	30,665	(25,189)	169,051
Total	$266,073	$53,807	$30,665	$(25,189)	$325,356

Six months ended June 30, 2020
Short-term	$137,692	$58,525	$—	$—	$196,217
Long-term	148,801	27,569	29,134	(21,553)	183,951
Total	$286,493	$86,094	$29,134	$(21,553)	$380,168
(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable that have been billed to customers are recorded as trade accounts receivable while accounts receivable that have not been billed to customers are recorded as unbilled accounts receivable.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.6 million at June 30, 2021 and $2.4 million at December 31, 2020. We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2021 and 2020.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $10.3 million at June 30, 2021 and $10.0 million at December 31, 2020. Revenue recognized for the three- and six-month periods ended June 30, 2021 included $4.2 million and $5.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2020 included $3.5 million and $6.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2021, $291.4 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $152.8 million in 2021, $92.0 million in 2022 and $46.6 million in 2023 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2021.

For the three- and six-month periods ended June 30, 2021 and 2020, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $14.8 million at June 30, 2021 and $24.4 million at December 31, 2020. For the three- and six-month periods ended June 30, 2021, we recorded $9.5 million and $19.9 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2020, we recorded $8.8 million and $18.0 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(13,709)		$5,450
Less: Undistributed earnings allocated to participating securities	—		(37)
Accretion of redeemable noncontrolling interests	—		(69)
Net income (loss) available to common shareholders, basic	$(13,709)	150,028	$5,344	148,971

Diluted:
Net income (loss) available to common shareholders, basic	$(13,709)	150,028	$5,344	148,971
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	720
Net income (loss) available to common shareholders, diluted	$(13,709)	150,028	$5,344	149,691

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Income		Income	Shares
Basic:
Net loss attributable to common shareholders	$(16,587)		$(6,488)
Less: Accretion of redeemable noncontrolling interests	(241)		(2,155)
Net loss available to common shareholders, basic	$(16,828)	149,982	$(8,643)	148,917

Diluted:
Net loss available to common shareholders, basic	$(16,828)	149,982	$(8,643)	148,917
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	—
Net loss available to common shareholders, diluted	$(16,828)	149,982	$(8,643)	148,917

We had net losses for the three- and six-month periods ended June 30, 2021 and the six-month period ended June 30, 2020. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted shares (as reported)	150,028	149,691	149,982	148,917
Share-based awards	1,325	—	1,282	980
Total	151,353	149,691	151,264	149,897

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
2022 Notes	2,519	8,997	2,519	8,997
2023 Notes	3,168	13,202	3,168	13,202
2026 Notes	28,676	—	28,676	—

Note 9 — Employee Benefit Plans

Long-Term Incentive Plan

As of June 30, 2021, there were 5.9 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the six-month period ended June 30, 2021, the following grants of share-based awards were made under the 2005 Incentive Plan:

		Grant Date
		Fair Value
Date of Grant	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2021 (1)	452,381	$4.20	33% per year over three years
January 4, 2021 (2)	452,381	$5.33	100% on January 4, 2024
January 4, 2021 (3)	14,249	$4.20	100% on January 1, 2023
April 1, 2021 (3)	9,282	$5.05	100% on January 1, 2023
(1)	Reflects grants of restricted stock units (“RSUs”) to our executive officers.
(2)	Reflects grants of performance share units (“PSUs”) to our executive officers. These PSUs consist of two components: (i) 50% based on the performance of our common stock and (ii) 50% based on cumulative total Free Cash Flow. The grant date fair value represents the average grant date fair value of the two components.
(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees in 2021. For the three- and six-month periods ended June 30, 2021, $0.9 million and $1.7 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2020, $1.0 million and $2.1 million, respectively, were recognized as share-based compensation related to restricted stock.

Our existing PSUs that were granted prior to 2021 are to be settled solely in shares of our common stock and are accounted for as equity awards. Those PSUs contain a service condition and a market condition. PSUs granted in 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee of our Board and are initially accounted for as equity awards. The PSUs granted in 2021 consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which contains a service condition and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which contains a service condition and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

Compensation cost for PSUs that have a service condition and a market condition and are accounted for as equity awards is measured based on the grant date estimated fair value and recognized over the vesting period on a straight-line basis. The grant date estimated fair value is determined using a Monte Carlo simulation model. Compensation cost for PSUs that have a service condition and a performance condition and are accounted for as equity awards is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and six-month periods ended June 30, 2021, $1.0 million and $2.1 million, respectively, were recognized as share-based compensation related to equity PSUs. For the three- and six-month periods ended June 30, 2020, $0.9 million and $2.0 million, respectively, were recognized as share-based compensation related to equity PSUs. In January 2021, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 368,038 equity PSUs granted in 2018 vested at 200%, representing 736,075 shares of our common stock with a total market value of $3.1 million.

RSUs granted in 2021 have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and six-month periods ended June 30, 2021, $0.2 million and $0.4 million, respectively, were recognized as compensation cost.

In 2021 and 2020, we granted fixed-value cash awards of $3.5 million and $4.7 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2021, $1.0 million and $2.0 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2020, $1.1 million and $2.3 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. We suspended our discretionary contributions for an indefinite period beginning January 2021.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of June 30, 2021, 1.6 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2020 Form 10-K.

Note 10 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing well enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes IRSs, SILs and the ROAM, some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, cable trenching, seabed clearance, inspection, repair and maintenance services to both the oil and gas and the renewable energy markets globally. Our Robotics services also complement well intervention services. Our Robotics segment includes ROVs, trenchers, a ROVDrill and two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 11). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues —
Well Intervention	$132,305	$145,841	$266,073	$286,493
Robotics	31,651	50,836	53,807	86,094
Production Facilities	14,218	13,593	30,665	29,134
Intercompany eliminations	(16,233)	(11,123)	(25,189)	(21,553)
Total	$161,941	$199,147	$325,356	$380,168

Income (loss) from operations —
Well Intervention	$(6,719)	$11,758	$(1,476)	$6,066
Robotics	255	7,781	(2,679)	4,957
Production Facilities	4,682	3,365	11,196	7,008
Segment operating income (loss)	(1,782)	22,904	7,041	18,031
Goodwill impairment (1)	—	—	—	(6,689)
Corporate, eliminations and other	(9,159)	(8,710)	(18,537)	(18,175)
Total	$(10,941)	$14,194	$(11,496)	$(6,833)
(1)	As a result of the decline in oil prices as well as energy and energy services valuations during the first quarter 2020 due to the COVID-19 pandemic and the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”), we impaired all of our goodwill, which consisted entirely of goodwill attributable to the acquisition of a controlling interest in STL.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Well Intervention	$10,206	$3,910	$12,793	$7,214
Robotics	6,027	7,213	12,396	14,339
Total	$16,233	$11,123	$25,189	$21,553

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	June 30,	December 31,
	2021	2020
Well Intervention	$2,084,665	$2,134,081
Robotics	101,121	132,550
Production Facilities	125,863	129,773
Corporate and other	106,058	101,874
Total	$2,417,707	$2,498,278

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

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. The following table describes the changes in our AROs (in thousands):

	2021	2020
AROs at January 1,	$30,913	$28,258
Revisions in estimates	(2,631)	—
Accretion expense	48	1,304
AROs at June 30,	$28,330	$29,562

Note 12 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels, which are currently used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, with options to extend. The Siem Helix 1 charter expires June 2023 and the Siem Helix 2 charter expires February 2024. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels. The expiration date of the Grand Canyon II charter was extended in February 2021 from April 2021 until December 2021, with an option to renew. The Grand Canyon III charter expires May 2023.

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

Note 13 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Interest paid, net of interest capitalized	$10,601	$8,413
Income taxes paid	4,588	4,937

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.4 million at June 30, 2021 and $1.6 million at December 31, 2020.

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

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2021	2020
Balance at January 1,	$3,469	$—
Additions (reductions) (1)	(76)	2,424
Write-offs (2)	(1,845)	—
Adjustments (3)	—	785
Balance at June 30,	$1,548	$3,209
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods, including a $1.7 million credit loss reserve in 2020 related to a receivable in our Robotics segment.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(3)	The adjustment in allowance for credit losses reflects provision for current expected credit losses upon the adoption of ASU No. 2016-13 on January 1, 2020.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2) (3)	Amount (1)	Value (2) (3)
Term Loan (matures December 2021)	$28,000	$27,895	$29,750	$28,969
Nordea Q5000 Loan (matured January 2021) (4)	—	—	53,572	53,598
MARAD Debt (matures February 2027)	52,676	56,542	56,410	62,318
2022 Notes (mature May 2022)	35,000	35,199	35,000	33,513
2023 Notes (mature September 2023)	30,000	29,662	30,000	28,650
2026 Notes (mature February 2026)	200,000	247,359	200,000	211,383
Total debt	$345,676	$396,657	$404,732	$418,431
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.
(3)	The principal amount and estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes are for the entire instrument inclusive of the conversion feature, which had been accounted for in shareholders’ equity through December 31, 2020.
(4)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021 (Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, capital expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, our spending and cost reduction plans and our ability to manage changes, and the ongoing COVID-19 pandemic and oil price volatility and their respective effects and results on the foregoing as well as our protocols and plans;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;

●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the results and effects of the ongoing COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of completion of our vessel and/or system upgrades and major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced;
●	the future impact of U.K.’s exit from the European Union (the “EU”), known as Brexit, and related trade agreements between the U.K. and the EU on our business, operations and financial condition;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees; and
●	the impact of general, market, industry or business conditions.

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

Crude oil prices historically have been volatile, which has been exacerbated recently due to the ongoing COVID-19 pandemic as well as actions taken by OPEC+ nations. Prices have since recovered to pre-COVID-19 levels, but their stability remain uncertain. The decline in oil prices in 2020 and the volatility and uncertainty in prices have caused oil and gas operators to drastically reduce spending (on both operational activities and capital projects), which has decreased the demand and rates for services provided by offshore oil and gas services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. Rig day rates are also a pricing indicator for our services. Rig overhang, combined with lower volumes of work and lower day rates quoted by drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world, such as West Africa, Brazil, China and the U.K. following Brexit, may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

The ongoing COVID-19 pandemic has resulted in a new period of market weakness. While the full impact of the COVID-19 pandemic, including the duration of the decrease in economic activity and the resulting impact on the demand and price of oil, remains unknown, we expect that the impact of COVID-19 on our industry will continue to be felt through 2021 and possibly longer. The uncertainty and other conditions of the current environment have made it more difficult for us to renew or secure long-term contracts for our vessels and systems, as operators have been less willing to commit to future spending. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce. The COVID-19 pandemic and its effects on our industry and the global economy impacted our 2020 and 2021 operating results to date. Most if not all of our oil and gas customers have cut their spending, which has reduced the demand and rates for the services offered to our oil and gas customers. The COVID-19 pandemic continues to pose challenges with, and increase costs related to, our supply chain, logistics and human capital resources, including minimizing the direct impact of COVID-19 on our offshore workforce and challenges with offshore crew changes due to travel restrictions and quarantine measures.

Despite this current period of market weakness and volatility, over the longer term we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. As oil and gas companies re-assess and focus their budgetary spend allocations, we expect that it may be weighted towards production enhancement activities rather than exploration projects as enhancement is less expensive per incremental barrel of oil than new exploration. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. Our well intervention and robotics operations service the lifecycle of an oil and gas field and provide P&A services at the end of the life of a field as required by governmental regulations. We believe that we have a competitive advantage in performing well intervention services efficiently and we believe that fundamentals for our business remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end of life wells are primary drivers of demand for our services. This belief is based on multiple factors, including: (1) the need to extend the life of subsea wells is significant to the commercial viability of the wells as P&A costs are considered; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling as well as extending and enhancing the commercial life of subsea wells; and (3) in past cycles, well intervention and workover have been some of the first activities to recover, and in a prolonged market downturn are important to the commercial viability of deepwater wells.

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

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. In addition to serving the oil and gas market, our robotics assets are contracted for the development of offshore renewable energy projects (wind farms). We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. As of June 30, 2021, our consolidated backlog that is supported by written agreements or contracts totaled $291 million, of which $153 million is expected to be performed over the remainder of 2021. Our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 1 and Siem Helix 2 chartered vessels and our fixed fee agreement for the HP I represent approximately 51% of our total backlog as of June 30, 2021. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$(13,683)	$5,450	$(16,733)	$(8,478)
Adjustments:
Income tax benefit	(1,968)	(271)	(1,852)	(21,364)
Net interest expense	5,919	7,063	11,972	12,809
Other (income) expense, net	(960)	2,069	(2,577)	12,496
Depreciation and amortization	34,941	33,969	69,507	65,567
Goodwill impairment	—	—	—	6,689
EBITDA	24,249	48,280	60,317	67,719
Adjustments:
(Gain) loss on disposition of assets, net	646	(473)	646	(473)
General provision (release) for current expected credit losses	(83)	108	17	694
Realized losses from foreign exchange contracts not designated as hedging instruments	—	—	—	(682)
Adjusted EBITDA	$24,812	$47,915	$60,980	$67,258

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities	$92,540	$6,042
Less: Capital expenditures, net of proceeds from sale of assets	(6,761)	(17,081)
Free cash flow	$85,779	$(11,039)

Comparison of Three Months Ended June 30, 2021 and 2020

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2021	2020	Amount	Percent
Net revenues —
Well Intervention	$132,305	$145,841	$(13,536)	(9)%
Robotics	31,651	50,836	(19,185)	(38)%
Production Facilities	14,218	13,593	625	5%
Intercompany eliminations	(16,233)	(11,123)	(5,110)
	$161,941	$199,147	$(37,206)	(19)%

Gross profit (loss) —
Well Intervention	$(2,542)	$15,287	$(17,829)	(117)%
Robotics	2,286	11,092	(8,806)	(79)%
Production Facilities	5,103	3,670	1,433	39%
Corporate, eliminations and other	(1,717)	(473)	(1,244)
	$3,130	$29,576	$(26,446)	(89)%

Gross margin —
Well Intervention	(2)%	10%
Robotics	7%	22%
Production Facilities	36%	27%
Total company	2%	15%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 72%	7 / 72%
Robotics assets (3)	47 / 36%	49 / 34%
Chartered robotics vessels	3 / 93%	6 / 95%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended June 30, 2021 and 2020 included 61 and 342 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)
Well Intervention	$10,206	$3,910	$6,296
Robotics	6,027	7,213	(1,186)
	$16,233	$11,123	$5,110

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2021 decreased by 19% as compared to the same period in 2020, reflecting lower revenues from our Well Intervention and Robotics segments, offset in part by higher revenues from our Production Facilities segment.

Our Well Intervention revenues decreased by 9% for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower vessel utilization and rates due to the completion of our long-term contract on the Q5000 in the Gulf of Mexico and our short-term extension at lower rates on the Siem Helix 1 in Brazil during the quarter, offset in part by higher utilization on the Q7000 in Nigeria.

Our Robotics revenues decreased by 38% for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting fewer vessel days due to a significant drop in spot vessel days attributable to site clearance projects in the North Sea as well as a reduction in trenching activities. Our results included 236 vessel days and 84 trenching days during the three-month period ended June 30, 2021 as compared to 499 vessel days and 119 trenching days during the same period in 2020.

Our Production Facilities revenues increased by 5% for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting higher revenues from the new HFRS agreement that went into effect on April 1, 2021, offset in part by lower oil and gas production.

Gross Profit (Loss). Our consolidated gross profit decreased by $26.4 million for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

The gross profit related to our Well Intervention segment decreased by $17.8 million for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower revenues as well as higher costs associated with our increased activity in the North Sea and West Africa, offset in part by cost reduction efforts in the Gulf of Mexico associated with lower utilization during the current quarter.

The gross profit related to our Robotics segment decreased by $8.8 million for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower revenues due to fewer spot vessel days on site clearance projects, offset in part by lower operating costs.

The gross profit related to our Production Facilities segment increased by $1.4 million for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting higher HFRS revenues and a reduction in direct costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $13.4 million for the three-month period ended June 30, 2021 as compared to $15.9 million for the same period in 2020, primarily reflecting lower credit loss reserves. Our selling, general and administrative expenses for the three-month period ended June 30, 2020 included a $1.7 million credit loss related to a receivable in our Robotics business segment (Note 14).

Net Interest Expense. Our net interest expense totaled $5.9 million for the three-month period ended June 30, 2021 as compared to $7.1 million for the same period in 2020, primarily reflecting lower interest expense due to a reduction in our overall debt levels and the elimination of accretion of debt discounts associated with our 2022 Notes, 2023 Notes and 2026 Notes as a result of the adoption of ASU No. 2020-06 beginning January 1, 2021 (Note 5).

Other Income (Expense), Net. Net other income was $1.0 million for the three-month period ended June 30, 2021 as compared to net other expense of $2.1 million for the same period in 2020, primarily reflecting foreign currency transaction gains due to the strengthening of the British pound.

Income Tax Benefit. Income tax benefit was $2.0 million for the three-month period ended June 30, 2021 as compared to $0.3 million for the same period in 2020. The effective tax rates for the three-month periods ended June 30, 2021 and 2020 were 12.6% and (5.2)%, respectively, primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the impact of the CARES Act in 2020 (Note 6).

Comparison of Six Months Ended June 30, 2021 and 2020

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2021	2020	Amount	Percent
Net revenues —
Well Intervention	$266,073	$286,493	$(20,420)	(7)%
Robotics	53,807	86,094	(32,287)	(38)%
Production Facilities	30,665	29,134	1,531	5%
Intercompany eliminations	(25,189)	(21,553)	(3,636)
	$325,356	$380,168	$(54,812)	(14)%

Gross profit (loss) —
Well Intervention	$6,184	$14,031	$(7,847)	(56)%
Robotics	1,353	10,625	(9,272)	(87)%
Production Facilities	12,316	7,877	4,439	56%
Corporate, eliminations and other	(2,099)	(947)	(1,152)
	$17,754	$31,586	$(13,832)	(44)%

Gross margin —
Well Intervention	2%	5%
Robotics	3%	12%
Production Facilities	40%	27%
Total company	5%	8%

Number of vessels or robotics assets (1) / Utilization (2)
Well intervention vessels	7 / 82%	7 / 72%
Robotics assets (3)	47 / 30%	49 / 34%
Chartered robotics vessels	2 / 92%	6 / 92%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the six-month periods ended June 30, 2021 and 2020 included 64 and 614 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)
Well Intervention	$12,793	$7,214	$5,579
Robotics	12,396	14,339	(1,943)
	$25,189	$21,553	$3,636

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2021 decreased by 14% as compared to the same period in 2020, reflecting lower revenues from our Well Intervention and Robotics segments, offset in part by higher revenues from our Production Facilities segment.

Our Well Intervention revenues decreased by 7% for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower vessel utilization in the North Sea, lower utilization on the Q4000 and lower rates on the Q5000 in the Gulf of Mexico, and our short-term extension at lower rates on the Siem Helix 1 in Brazil in 2021, offset in part by higher utilization on the Q7000 in Nigeria.

Robotics revenues decreased by 38% for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting fewer vessel days due to a significant drop in spot vessel days attributable to site clearance projects in the North Sea as well as decreased utilization of ROVs and ROVDrill, offset in part by an increase in trenching activities. Our results included 401 vessel days and 156 trenching days during the six-month period ended June 30, 2021 as compared to 904 vessel days and 161 trenching days during the same period in 2020.

Our Production Facilities revenues increased by 5% for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting higher HFRS revenues and oil and gas production.

Gross Profit (Loss). Our consolidated gross profit decreased by $13.8 million for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

The gross profit related to our Well Intervention segment decreased by $7.8 million for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting higher costs associated with our increased activity in the North Sea and West Africa, offset in part by our overall cost reduction efforts.

The gross profit related to our Robotics segment decreased by $9.3 million for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting lower revenues due to fewer spot vessel days on site clearance projects, offset in part by lower operating costs.

The gross profit related to our Production Facilities segment increased by $4.4 million for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily reflecting higher HFRS revenues, higher oil and gas production revenues and a reduction in direct costs.

Goodwill Impairment. The $6.7 million charge in the six-month period ended June 30, 2020 reflects the impairment of the entire goodwill balance, which related to our acquisition of a controlling interest in STL (Note 10).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $28.6 million for the six-month period ended June 30, 2021 as compared to $32.2 million for the same period in 2020, primarily reflecting lower credit loss reserves. Our selling, general and administrative expenses for the six-month period ended June 30, 2020 included a $2.4 million provision for current expected credit losses (Note 14).

Net Interest Expense. Our net interest expense totaled $12.0 million for the six-month period ended June 30, 2021 as compared to $12.8 million for the same period in 2020, primarily reflecting lower interest expense due to a reduction in our overall debt levels and the elimination of accretion of debt discounts associated with our 2022 Notes, 2023 Notes and 2026 Notes as a result of the adoption of ASU No. 2020-06 beginning January 1, 2021 (Note 5), offset in part by the cessation of interest capitalization with the completion of the Q7000 in 2020. Net interest expense for the six-month period ended June 30, 2020 excluded $1.2 million in capitalized interest associated with the Q7000 (Note 5).

Other Income (Expense), Net. Net other income was $2.6 million for the six-month period ended June 30, 2021 as compared to net other expense of $12.5 million for the same period in 2020, primarily reflecting foreign currency transaction gains due to the strengthening of the British pound.

Income Tax Benefit. Income tax benefit was $1.9 million for the six-month period ended June 30, 2021 as compared to an income tax benefit of $21.4 million for the same period in 2020. The effective tax rates for the six-month periods ended June 30, 2021 and 2020 were 10.0% and 71.6%, respectively. The decrease in the effective tax rate was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the impact of the CARES Act and the foreign subsidiary restructuring in 2020 (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2021	2020
Net working capital (1)	$244,647	$246,338
Long-term debt (1)	265,222	258,912
Liquidity (2)	416,240	451,532
(1)	Current maturities of our long-term debt of $70.5 million and $90.7 million, respectively, are included in net working capital and excluded from long-term debt. Long-term debt as of June 30, 2021 is net of unamortized debt issuance costs. Long-term debt as of December 31, 2020 is net of unamortized debt discounts and debt issuance costs. See Note 5 for information relating to our long-term debt, including the impact of our adoption of ASU No. 2020-06.
(2)	Liquidity, as defined by us, is equal to cash and cash equivalents, excluding restricted cash, plus available capacity under the Revolving Credit Facility. Our liquidity at June 30, 2021 included $243.9 million of cash and cash equivalents and $172.3 million of available borrowing capacity under the Revolving Credit Facility (Note 5). Our liquidity at June 30, 2021 excluded $71.3 million of restricted cash securing a short-term project related letter of credit, the restriction from which is expected to be released upon completion of the project. Our liquidity at December 31, 2020 included $291.3 million of cash and cash equivalents and $160.2 million of available borrowing capacity under the Revolving Credit Facility.

The carrying amounts of our long-term debt are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan (matures December 2021)	$27,905	$29,559
Nordea Q5000 Loan (matured January 2021) (1)	—	53,532
MARAD Debt (matures February 2027)	49,871	53,361
2022 Notes (mature May 2022) (2)	34,841	33,477
2023 Notes (mature September 2023) (2)	29,598	26,922
2026 Notes (mature February 2026) (2)	193,499	152,712
Total debt (3)	335,714	349,563
Less current maturities	(70,492)	(90,651)
Long-term debt	$265,222	$258,912
(1)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021 (Note 5).
(2)	As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount associated with the 2022 Notes, the 2023 Notes and the 2026 Notes (Note 1).
(3)	Amounts include current maturities and are net of any unamortized debt discounts and debt issuance costs.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$92,540	$6,042
Investing activities	(6,761)	(17,081)
Financing activities	(62,802)	(28,149)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

The ongoing COVID-19 pandemic, challenging market conditions and industry-wide spending cuts have impacted our revenues and we expect these events to continue to impact our results into the foreseeable future. Our operating cash flows are impacted to the extent we cannot replace those revenues or reduce costs. Despite these challenges, we remain focused on maintaining a strong balance sheet and adequate liquidity. We have reduced, deferred or cancelled certain planned capital expenditures and reduced our overall cost structure commensurate with our level of activities. In 2020, we extended our debt maturity profile with refinancing a portion of our 2022 Notes and 2023 Notes in favor of the 2026 Notes. Notwithstanding, we have at the same time continued to de-lever our balance sheet with the repayment of our Nordea Q5000 Loan in January 2021. We have reduced operating costs through various measures including warm stacking our vessels when idle. These costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the Revolving Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

An ongoing period of weak, or continued decreases in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt, and our failure to comply with these covenants and other restrictions could lead to an event of default. Current global and market conditions have increased the potential for that difficulty and are expected to negatively impact the terms on which we secure a replacement of, or our lenders’ willingness to continue to participate in, our credit facility, which expires December 2021. Decreases in our revenues and EBITDA, including as may be attributable to the fallout from the ongoing COVID-19 pandemic, may also limit our ability to fully access the Revolving Credit Facility. At June 30, 2021, our available borrowing capacity under the Revolving Credit Facility, based on the applicable leverage ratio covenant, was $172.3 million, net of $2.7 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the Revolving Credit Facility other than for the issuance of letters of credit.

Operating Cash Flows

Net cash flows provided by operating activities were $92.5 million for the six-month period ended June 30, 2021 as compared to $6.0 million for the same period in 2020. The increase in operating cash flows primarily reflects improvements in working capital, lower recertification and dry dock costs, and higher income tax refunds in 2021.

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

	Six Months Ended
	June 30,
	2021	2020
Capital expenditures:
Well Intervention	$(1,631)	$(16,888)
Robotics	—	(255)
Production Facilities	(5,087)	—
Other	(54)	(436)
Proceeds from sale of assets	11	498
Net cash used in investing activities	$(6,761)	$(17,081)

Our capital expenditures during the six-month period ended June 30, 2020 primarily included payments associated with the construction and completion of the Q7000, which commenced operations in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds and repayments related to our long-term debt. Net cash outflows from financing activities of $62.8 million for the six-month period ended June 30, 2021 primarily reflect the repayment of $59.1 million of scheduled maturities related to our indebtedness, including the final maturity of $53.6 million of our Nordea Q5000 Loan (Note 5). Net cash outflows from financing activities of $28.1 million for the six-month period ended June 30, 2020 primarily reflect the repayment of $23.2 million of our indebtedness (Note 5).

Free Cash Flow

Free cash flow increased by $96.8 million for the six-month period ended June 30, 2021 as compared to the same period in 2020. The increase was primarily attributable to the increase in operating cash flows and the decrease in capital expenditures.

Free cash flow is a non-GAAP financial measure. See “RESULTS OF OPERATIONS” above for the definition and calculation of free cash flow.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of June 30, 2021 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More Than
	Total (1)	1 Year	1-3 Years	3-5 Years	5 Years
Term Loan	$28,000	$28,000	$—	$—	$—
MARAD debt	52,676	7,746	16,671	18,377	9,882
2022 Notes (2)	35,000	35,000	—	—	—
2023 Notes (3)	30,000	—	30,000	—	—
2026 Notes (4)	200,000	—	—	200,000	—
Interest related to debt (5)	75,121	19,289	31,982	23,684	166
Property and equipment	4,308	4,308	—	—	—
Operating leases (6)	221,291	96,238	115,032	5,186	4,835
Total cash obligations	$646,396	$190,581	$193,685	$247,247	$14,883
(1)	Excludes unsecured letters of credit outstanding at June 30, 2021 totaling $2.7 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.
(2)	Notes mature in May 2022. See Note 5 for additional information.
(3)	Notes mature in September 2023. See Note 5 for additional information.
(4)	Notes mature in February 2026. See Note 5 for additional information.
(5)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2021 for variable rate debt.
(6)	Operating leases include vessel charters and facility and equipment leases. At June 30, 2021, our commitment related to long-term vessel charters totaled approximately $195.3 million, of which $79.9 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were exposed to market risks associated with interest rates and foreign currency exchange rates.

Interest Rate Risk. As of June 30, 2021, $28.0 million of our outstanding debt was subject to floating rates. The interest rate applicable to our variable rate debt may rise, thereby increasing our interest expense and related cash outlay. The impact of interest rate risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt that is not hedged. Based on this hypothetical assumption, we would have incurred an additional $0.2 million in interest expense for the six-month period ended June 30, 2021.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2021, we recorded foreign currency translation gains of $7.0 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” For the six-month period ended June 30, 2021, we recorded foreign currency transaction gains of $2.5 million, primarily related to our subsidiaries in the U.K.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(c)
			Total number	(d)
			of shares	Maximum
	(a)	(b)	purchased as	number of shares
	Total number	Average	part of publicly	that may yet be
	of shares	price paid	announced	purchased under
Period	purchased (1)	per share	program	the program (2)
April 1 to April 30, 2021	—	$—	—	7,743,937
May 1 to May 31, 2021	—	—	—	7,806,628
June 1 to June 30, 2021	—	—	—	7,806,628
	—	$—	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.
(2)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our ESPP (Note 9), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2020 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: July 28, 2021	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)