Form 10-Q
period 2021-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2021-10-22
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 18, 2021, 150,888,686 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$237,549	$291,320
Restricted cash	71,282	—
Accounts receivable, net of allowance for credit losses of $1,410 and $3,469, respectively	136,704	132,233
Other current assets	62,442	102,092
Total current assets	507,977	525,645
Property and equipment	2,942,699	2,948,907
Less accumulated depreciation	(1,256,025)	(1,165,943)
Property and equipment, net	1,686,674	1,782,964
Operating lease right-of-use assets	117,397	149,656
Other assets, net	35,251	40,013
Total assets	$2,347,299	$2,498,278

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,162	$50,022
Accrued liabilities	85,240	87,035
Current maturities of long-term debt	42,825	90,651
Current operating lease liabilities	55,051	51,599
Total current liabilities	258,278	279,307
Long-term debt	261,668	258,912
Operating lease liabilities	64,423	101,009
Deferred tax liabilities	91,785	110,821
Other non-current liabilities	1,481	3,878
Total liabilities	677,635	753,927
Commitments and contingencies
Redeemable noncontrolling interests	—	3,855
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,876 and 150,341 shares issued, respectively	1,290,697	1,327,592
Retained earnings	437,065	464,524
Accumulated other comprehensive loss	(58,098)	(51,620)
Total shareholders’ equity	1,669,664	1,740,496
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,347,299	$2,498,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$180,716	$193,490	$506,072	$573,658
Cost of sales	177,716	158,862	485,318	507,444
Gross profit	3,000	34,628	20,754	66,214
Gain (loss) on disposition of assets, net	15	440	(631)	913
Goodwill impairment	—	—	—	(6,689)
Selling, general and administrative expenses	(13,346)	(16,053)	(41,950)	(48,256)
Income (loss) from operations	(10,331)	19,015	(21,827)	12,182
Net interest expense	(5,928)	(7,598)	(17,900)	(20,407)
Gain (loss) on extinguishment of long-term debt	(124)	9,239	(124)	9,239
Other income (expense), net	(4,015)	8,824	(1,438)	(3,672)
Royalty income and other	297	197	2,603	2,493
Income (loss) before income taxes	(20,101)	29,677	(38,686)	(165)
Income tax provision (benefit)	(1,058)	5,232	(2,910)	(16,132)
Net income (loss)	(19,043)	24,445	(35,776)	15,967
Net loss attributable to redeemable noncontrolling interests	—	(54)	(146)	(2,044)
Net income (loss) attributable to common shareholders	$(19,043)	$24,499	$(35,630)	$18,011

Earnings (loss) per share of common stock:
Basic	$(0.13)	$0.16	$(0.24)	$0.10
Diluted	$(0.13)	$0.16	$(0.24)	$0.10

Weighted average common shares outstanding:
Basic	150,088	149,032	150,018	148,956
Diluted	150,088	149,951	150,018	149,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(19,043)	$24,445	$(35,776)	$15,967
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges arising during the period	—	—	—	(95)
Reclassifications into earnings	—	—	—	452
Income taxes on hedges	—	—	—	(72)
Net change in hedges, net of tax	—	—	—	285
Foreign currency translation gain (loss)	(13,447)	19,426	(6,478)	(16,057)
Other comprehensive income (loss), net of tax	(13,447)	19,426	(6,478)	(15,772)
Comprehensive income (loss)	(32,490)	43,871	(42,254)	195
Less comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net loss	—	(54)	(146)	(2,044)
Foreign currency translation gain (loss)	—	133	48	(115)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	—	79	(98)	(2,159)
Comprehensive income (loss) attributable to common shareholders	$(32,490)	$43,792	$(42,156)	$2,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—
Net loss	—	—	(19,043)	—	(19,043)	—
Foreign currency translation adjustments	—	—	—	(13,447)	(13,447)	—
Activity in company stock plans, net and other	89	262	—	—	262	—
Share-based compensation	—	1,832	—	—	1,832	—
Balance, September 30, 2021	150,876	$1,290,697	$437,065	$(58,098)	$1,669,664	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, June 30, 2020	150,040	$1,318,531	$436,107	$(99,938)	$1,654,700	$3,372
Net income (loss)	—	—	24,499	—	24,499	(54)
Foreign currency translation adjustments	—	—	—	19,426	19,426	133
Accretion of redeemable noncontrolling interests	—	—	(128)	—	(128)	128
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	96	193	—	—	193	—
Share-based compensation	—	2,091	—	—	2,091	—
Balance, September 30, 2020	150,136	$1,325,520	$460,478	$(80,512)	$1,705,486	$3,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(35,630)	—	(35,630)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	(6,478)	(6,478)	48
Accretion of redeemable noncontrolling interests	—	—	1,489	—	1,489	(1,489)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	535	(1,052)	—	—	(1,052)	—
Share-based compensation	—	5,613	—	—	5,613	—
Balance, September 30, 2021	150,876	$1,290,697	$437,065	$(58,098)	$1,669,664	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net income (loss)	—	—	18,011	—	18,011	(2,044)
Credit losses recognized in retained earnings upon adoption of ASU No. 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	(16,057)	(16,057)	(115)
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,283)	—	(2,283)	2,283
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	1,248	(4,320)	—	—	(4,320)	—
Share-based compensation	—	6,174	—	—	6,174	—
Balance, September 30, 2020	150,136	$1,325,520	$460,478	$(80,512)	$1,705,486	$3,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(35,776)	$15,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,226	99,552
Goodwill impairment	—	6,689
Amortization of debt discounts	—	5,094
Amortization of debt issuance costs	2,596	2,401
Share-based compensation	5,783	6,394
Deferred income taxes	(10,375)	3,901
(Gain) loss on disposition of assets, net	631	(913)
(Gain) loss on extinguishment of long-term debt	124	(9,239)
Unrealized gain on derivative contracts, net	—	(601)
Unrealized foreign currency loss	2,041	2,891
Changes in operating assets and liabilities:
Accounts receivable, net	(6,631)	(35,276)
Other current assets	16,604	(28,036)
Income tax payable, net of income tax receivable	20,912	(26,342)
Accounts payable and accrued liabilities	28,577	32,075
Other, net	(9,460)	(15,929)
Net cash provided by operating activities	121,252	58,628

Cash flows from investing activities:
Capital expenditures	(7,386)	(19,193)
Proceeds from sale of assets	51	938
Net cash used in investing activities	(7,335)	(18,255)

Cash flows from financing activities:
Proceeds from convertible senior notes	—	200,000
Repayment of convertible senior notes	—	(183,150)
Repayment of Term Loan	(29,826)	(2,625)
Repayment of Nordea Q5000 Loan	(53,572)	(26,786)
Repayment of MARAD Debt	(7,560)	(7,200)
Capped call transactions	—	(10,625)
Debt issuance costs	(1,209)	(7,075)
Acquisition of redeemable noncontrolling interests	(2,268)	—
Payments related to tax withholding for share-based compensation	(1,878)	(5,161)
Proceeds from issuance of ESPP shares	654	622
Net cash used in financing activities	(95,659)	(42,000)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(747)	(1,600)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,511	(3,227)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	291,320	262,561
Balance, end of period	$308,831	$259,334

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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2020 Annual Report on Form 10-K (our “2020 Form 10-K”) with the exception of the impact of early adopting Accounting Standards Update (“ASU”) No. 2020-06 on a modified retrospective basis beginning January 1, 2021 (see below). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our balance sheet as of December 31, 2020 included herein has been derived from the audited balance sheet as of December 31, 2020 included in our 2020 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes Due 2022, Convertible Senior Notes Due 2023 and Convertible Senior Notes Due 2026 (Note 5), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We elected to early adopt ASU No. 2020-06 on a modified retrospective basis beginning January 1, 2021. The adoption of this ASU increased our long-term debt and decreased the reported value of our common stock by $44.1 million and $41.5 million, respectively, as we reclassified the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU also increased our retained earnings and decreased deferred tax liabilities by $6.7 million and $9.3 million, respectively. Subsequent to its adoption, interest expense associated with our outstanding convertible senior notes will decrease as there will no longer be debt discounts to amortize. Additionally, the ASU no longer permits the treasury stock method for convertible instruments and instead requires the application of the if-converted method to calculate the impact of our convertible senior notes on diluted earnings per share (“EPS”).

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

Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis. Our well intervention segment also includes our ownership interest in Subsea Technologies Group Limited (“STL”). Beginning in May 2019 we held a 70% controlling interest in STL, and in June 2021 we acquired the remaining 30% interest.

Our Robotics segment provides offshore construction, trenching, seabed clearance, inspection, repair and maintenance services to both the oil and gas and the renewable energy markets globally. Our Robotics services also complement well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, a ROVDrill and two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Contract assets (Note 7)	$367	$2,446
Prepaids	18,301	15,904
Deferred costs (Note 7)	8,792	23,522
Income tax receivable	—	20,787
Other receivable (Note 11)	28,184	29,782
Other	6,798	9,651
Total other current assets	$62,442	$102,092

Other assets, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred recertification and dry dock costs, net	$16,401	$21,464
Deferred costs (Note 7)	543	861
Charter deposit (1)	12,544	12,544
Intangible assets with finite lives, net	3,579	3,809
Other	2,184	1,335
Total other assets, net	$35,251	$40,013
(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll and related benefits	$26,443	$24,768
Accrued interest	2,760	7,098
Income tax payable	581	—
Deferred revenue (Note 7)	9,425	8,140
Asset retirement obligations (Note 11)	29,018	30,913
Other	17,013	16,116
Total accrued liabilities	$85,240	$87,035

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred revenue (Note 7)	$762	$1,869
Other	719	2,009
Total other non-current liabilities	$1,481	$3,878

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$14,336	$16,132	$45,391	$48,561
Variable lease cost	4,298	4,204	11,417	11,256
Short-term lease cost	6,258	12,923	13,233	30,089
Sublease income	(289)	(344)	(967)	(951)
Net lease cost	$24,603	$32,915	$69,074	$88,955

Maturities of our operating lease liabilities as of September 30, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,817	$5,731	$61,548
One to two years	43,045	4,946	47,991
Two to three years	8,013	4,689	12,702
Three to four years	—	3,212	3,212
Four to five years	—	1,048	1,048
Over five years	—	4,443	4,443
Total lease payments	$106,875	$24,069	$130,944
Less: imputed interest	(7,388)	(4,082)	(11,470)
Total operating lease liabilities	$99,487	$19,987	$119,474

Current operating lease liabilities	$50,295	$4,756	$55,051
Non-current operating lease liabilities	49,192	15,231	64,423
Total operating lease liabilities	$99,487	$19,987	$119,474

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$54,621	$6,028	$60,649
One to two years	52,106	5,435	57,541
Two to three years	34,580	4,649	39,229
Three to four years	2,470	4,374	6,844
Four to five years	—	2,340	2,340
Over five years	—	4,054	4,054
Total lease payments	$143,777	$26,880	$170,657
Less: imputed interest	(13,352)	(4,697)	(18,049)
Total operating lease liabilities	$130,425	$22,183	$152,608

Current operating lease liabilities	$46,748	$4,851	$51,599
Non-current operating lease liabilities	83,677	17,332	101,009
Total operating lease liabilities	$130,425	$22,183	$152,608

The following table presents the weighted average remaining lease term and discount rate:

	September 30,		December 31,
	2021		2020
Weighted average remaining lease term	2.6	years	3.1	years
Weighted average discount rate	7.59%		7.53%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for operating lease liabilities	$46,141	$49,350
Right-of-use assets obtained in exchange for new operating lease obligations	5,975	36

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2021 are as follows (in thousands):

	2022	2023	2026	MARAD
	Notes	Notes	Notes	Debt	Total
Less than one year	$35,000	$—	$—	$7,937	$42,937
One to two years	—	30,000	—	8,333	38,333
Two to three years	—	—	—	8,749	8,749
Three to four years	—	—	—	9,186	9,186
Four to five years	—	—	200,000	9,644	209,644
Over five years	—	—	—	5,001	5,001
Gross debt	35,000	30,000	200,000	48,850	313,850
Unamortized debt issuance costs (1)	(112)	(359)	(6,203)	(2,683)	(9,357)
Total debt	34,888	29,641	193,797	46,167	304,493
Less current maturities	(34,888)	—	—	(7,937)	(42,825)
Long-term debt	$—	$29,641	$193,797	$38,230	$261,668
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement. See Note 1 for accounting changes as a result of the adoption of ASU No. 2020-06.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On September 30, 2021, we entered into an asset-based credit agreement (the “ABL Facility”) with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation. The ABL Facility provides for an $80 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The ABL Facility also permits us to request an increase of the facility by up to $70 million, subject to certain conditions.

Commitments under the ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $45 million and $35 million, respectively. The ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of September 30, 2021, we had no borrowings under the ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $69.6 million, net of $2.2 million of letters of credit issued under that facility.

We and certain of our U.S. and U.K. subsidiaries are the initial borrowers under the ABL Facility, whose obligations under the ABL Facility are guaranteed by those borrowers and certain other U.S. and U.K. subsidiaries, excluding Cal Dive I – Title XI, Inc. (“CDI Title XI”), Helix Offshore Services Limited and certain other enumerated subsidiaries. Other subsidiaries may be added as guarantors of the facility in the future. The ABL Facility is secured by all accounts receivable and designated deposit accounts of the U.S. borrowers and guarantors, and by substantially all of the assets of the U.K. borrowers and guarantors.

U.S. borrowings under the ABL Facility initially bear interest at the LIBOR rate plus a margin of 1.50% to 2.00% or at a base rate plus a margin of 0.50% to 1.00%. U.K. borrowings under the ABL Facility denominated in U.S. dollars initially bear interest at the LIBOR rate and U.K. borrowings denominated in the British pound initially bear interest at the SONIA daily rate, each plus a margin of 1.50% to 2.00%. We also pay a commitment fee of 0.375% to 0.50% per annum on the unused portion of the facility. Beginning on the earlier of June 30, 2023, cessation of LIBOR or an earlier opt-in election, LIBOR will be replaced by either SOFR or term SOFR plus a margin of 0.114% to 0.428% or an alternate benchmark rate.

The ABL Facility includes certain limitations on our ability to incur additional indebtedness, grant liens on assets, pay dividends and make distributions on equity interests, dispose of assets, make investments, repay certain indebtedness, engage in mergers, and other matters, in each case subject to certain exceptions. The ABL Facility contains customary default provisions which, if triggered, could result in acceleration of all amounts then outstanding. The ABL Facility requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if availability is less than the greater of 10% of the borrowing base or $8 million. The ABL Facility also requires us to maintain a pro forma minimum excess availability of $16 million for the 91 days prior to the maturity of each of our outstanding convertible senior notes.

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

The 2022 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2022 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2022 Notes totaled $1.5 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2022 Notes (Note 1). As of September 30, 2021, unamortized debt issuance costs related to the 2022 Notes were $0.1 million.

The effective interest rate for the 2022 Notes prior to the adoption of ASU No. 2020-06 was 7.3%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2022 Notes was $0.4 million and $1.3 million, respectively, with coupon interest expense of $0.4 million and $1.1 million, respectively, and the amortization of issuance costs of $0.2 million for the nine-month period ended September 30, 2021. For the three- and nine-month periods ended September 30, 2020, total interest expense related to the 2022 Notes was $1.4 million and $6.0 million, respectively, with coupon interest expense of $0.8 million and $3.5 million, respectively, and the amortization of debt discount and issuance costs of $0.6 million and $2.5 million, respectively.

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

The 2023 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2023 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2023 Notes totaled $3.1 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2023 Notes (Note 1). As of September 30, 2021, unamortized debt issuance costs related to the 2023 Notes were $0.4 million.

The effective interest rate for the 2023 Notes prior to the adoption of ASU No. 2020-06 was 7.8%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2023 Notes was $0.3 million and $1.0 million, respectively, with coupon interest expense of $0.3 million and $0.9 million, respectively, and the amortization of issuance costs of $0.1 million for the nine-month period ended September 30, 2021. For the three- and nine-month periods ended September 30, 2020, total interest expense related to the 2023 Notes was $1.4 million and $6.0 million, respectively, with coupon interest expense of $0.8 million and $3.4 million, respectively, and the amortization of debt discount and issuance costs of $0.6 million and $2.6 million, respectively.

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

The 2026 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2026 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2026 Notes totaled $47.3 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2026 Notes (Note 1). As of September 30, 2021, unamortized debt issuance costs related to the 2026 Notes were $6.2 million.

The effective interest rate for the 2026 Notes prior to the adoption of ASU No. 2020-06 was 12.4%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 7.6%. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2026 Notes was $3.7 million and $11.0 million, respectively, with coupon interest expense of $3.4 million and $10.1 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.9 million, respectively. For the three- and nine-month periods ended September 30, 2020, total interest expense related to the 2026 Notes was $2.5 million with coupon interest expense of $1.7 million and the amortization of debt discount and issuance costs of $0.8 million.

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

MARAD Debt

In 2005, Helix’s subsidiary CDI – Title XI issued its U.S. Government Guaranteed Ship Financing Bonds, Q4000 Series, to refinance the construction financing originally granted in 2002 of the Q4000 vessel (the “MARAD Debt”). The MARAD Debt is guaranteed by the U.S. government pursuant to Title XI of the Merchant Marine Act of 1936, administered by the Maritime Administration (“MARAD”). The obligation of CDI Title XI to reimburse MARAD in the event CDI Title XI fails to repay the MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. In addition, we have agreed to bareboat charter the Q4000 from CDI Title XI for so long as the MARAD Debt remains outstanding. The MARAD Debt is payable in equal semi-annual installments, matures in February 2027 and bears interest at a rate of 4.93%. The agreements relating to the bonds and the terms and conditions of our obligations to MARAD in respect of the MARAD Debt are typical for U.S. government-guaranteed ship financing transactions, including customary restrictions on incurring additional liens on the Q4000 and trading restrictions with respect to the vessel as well as working capital requirements.

Other

We previously had a credit agreement with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) to finance the construction of the Q5000. The loan was secured by the Q5000 and its charter earnings. As of December 31, 2020, the remaining principal amount of the Nordea Q5000 Loan was $53.6 million, which we repaid in January 2021.

We previously had another credit agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America. The Credit Agreement was comprised of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) with a maximum availability of $175 million and had a maturity date of December 31, 2021. Concurrent with our entering into the ABL Facility, the Credit Agreement was terminated. The $28 million remaining balance of the Term Loan was repaid in full and the letters of credit issued under the Revolving Credit Facility were transferred to the ABL Facility. We had no borrowings under the Revolving Credit Facility.

In accordance with the ABL Facility, the 2022 Notes, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including a springing fixed charge coverage ratio and minimum liquidity with respect to the ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of September 30, 2021, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense	$6,097	$8,007	$18,152	$22,580
Capitalized interest	—	—	—	(1,182)
Interest income	(169)	(409)	(252)	(991)
Net interest expense	$5,928	$7,598	$17,900	$20,407

Note 6 — Income Taxes

We believe that our recorded deferred tax assets and liabilities are reasonable. However, tax laws and regulations are subject to interpretation, and the outcomes of tax disputes are inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. As a result of these changes, in the nine-month period ended September 30, 2020 we recognized an estimated $7.6 million net tax benefit ($18.9 million current tax benefit and $11.3 million deferred tax expense). This net tax benefit was generated as our deferred tax assets related to U.S. net operating losses were realized at higher prior year income tax rates.

During the nine-month period ended September 30, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. As a result, these subsidiaries are not subject to future U.S. branch profits tax and a net deferred tax benefit of $8.3 million was recognized.

The effective tax rates for the three-month periods ended September 30, 2021 and 2020 were 5.3% and 17.6%, respectively. The variance was primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as the impact of the CARES Act in 2020. The effective tax rates for the nine-month periods ended September 30, 2021 and 2020 were 7.5% and 9,777.0%, respectively. The effective tax rate for the nine-month period ended September 30, 2021 was lower than the U.S. statutory rate primarily driven by losses in jurisdictions with low tax rates as well as non-U.S. withholding and deemed profits taxes paid. The effective tax rate for the nine-month period ended September 30, 2020 was significantly higher than the U.S. statutory rate primarily due to the recognition of benefits from our foreign subsidiary restructuring and the CARES Act, as discussed above, in relation to nominal pre-tax losses.

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Taxes at U.S. statutory rate	$(4,221)	21.0%	$6,232	21.0%	$(8,124)	21.0%	$(35)	21.0%
Foreign tax provision	5,134	(25.5)	1,088	3.7	3,669	(9.5)	(28)	17.0
CARES Act	—	—	(2,362)	(8.0)	—	—	(7,596)	4,603.6
Subsidiary restructuring	—	—	—	—	—	—	(8,333)	5,050.3
Other (1)	(1,971)	9.8	274	0.9	1,545	(4.0)	(140)	85.1
Income tax provision (benefit)	$(1,058)	5.3%	$5,232	17.6%	$(2,910)	7.5%	$(16,132)	9,777.0%
(1)	Includes interim period allocations of $(1.7) million and $1.1 million, respectively, for the three- and nine-month periods ended September 30, 2021 and $2.3 million for both the three- and nine-month periods ended September 30, 2020.

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

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations (1)	Revenue
Three months ended September 30, 2021
Short-term	$92,954	$30,186	$—	$—	$123,140
Long-term	38,360	12,437	18,552	(11,773)	57,576
Total	$131,314	$42,623	$18,552	$(11,773)	$180,716

Three months ended September 30, 2020
Short-term	$46,907	$28,782	$—	$—	$75,689
Long-term	93,896	21,020	14,167	(11,282)	117,801
Total	$140,803	$49,802	$14,167	$(11,282)	$193,490

Nine months ended September 30, 2021
Short-term	$218,840	$60,605	$—	$—	$279,445
Long-term	178,547	35,825	49,217	(36,962)	226,627
Total	$397,387	$96,430	$49,217	$(36,962)	$506,072

Nine months ended September 30, 2020
Short-term	$184,599	$87,307	$—	$—	$271,906
Long-term	242,697	48,589	43,301	(32,835)	301,752
Total	$427,296	$135,896	$43,301	$(32,835)	$573,658
(1)	Intercompany revenues among our business segments are under agreements that are considered long-term.

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.4 million at September 30, 2021 and $2.4 million at December 31, 2020. We had no credit losses on our contract assets for the three- and nine-month periods ended September 30, 2021 and 2020.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $10.2 million at September 30, 2021 and $10.0 million at December 31, 2020. Revenue recognized for the three- and nine-month periods ended September 30, 2021 included $4.0 million and $6.7 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2020 included $3.4 million and $8.8 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of September 30, 2021, $230.5 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $68.6 million in 2021, $102.6 million in 2022 and $59.3 million in 2023 and thereafter. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2021.

For the three- and nine-month periods ended September 30, 2021 and 2020, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $9.3 million at September 30, 2021 and $24.4 million at December 31, 2020. For the three- and nine-month periods ended September 30, 2021, we recorded $11.7 million and $31.6 million, respectively, related to amortization of these deferred contract costs. For the three- and nine-month periods ended September 30, 2020, we recorded $9.2 million and $27.2 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(19,043)		$24,499
Less: Undistributed earnings allocated to participating securities	—		(180)
Accretion of redeemable noncontrolling interests	—		(128)
Net income (loss) available to common shareholders, basic	$(19,043)	150,088	$24,191	149,032

Diluted:
Net income (loss) available to common shareholders, basic	$(19,043)	150,088	$24,191	149,032
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	919
Undistributed earnings reallocated to participating securities	—	—	2	—
Net income (loss) available to common shareholders, diluted	$(19,043)	150,088	$24,193	149,951

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Income		Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(35,630)		$18,011
Less: Undistributed earnings allocated to participating securities	—		(117)
Less: Accretion of redeemable noncontrolling interests	(241)		(2,283)
Net income (loss) available to common shareholders, basic	$(35,871)	150,018	$15,611	148,956

Diluted:
Net income (loss) available to common shareholders, basic	$(35,871)	150,018	$15,611	148,956
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	868
Undistributed earnings reallocated to participating securities	—	—	1	—
Net income (loss) available to common shareholders, diluted	$(35,871)	150,018	$15,612	149,824

We had net losses for the three- and nine-month periods ended September 30, 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Diluted shares (as reported)	150,088	150,018
Share-based awards	1,384	1,306
Total	151,472	151,324

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
2022 Notes	2,519	5,688	2,519	7,886
2023 Notes	3,168	8,076	3,168	11,481
2026 Notes	28,676	14,650	28,676	4,919

Note 9 — Employee Benefit Plans

Long-Term Incentive Plan

As of September 30, 2021, there were 5.9 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2021, the following grants of share-based awards were made under the 2005 Incentive Plan:

		Grant Date
		Fair Value
Date of Grant	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2021 (1)	452,381	$4.20	33% per year over three years
January 4, 2021 (2)	452,381	$5.33	100% on January 4, 2024
January 4, 2021 (3)	14,249	$4.20	100% on January 1, 2023
April 1, 2021 (3)	9,282	$5.05	100% on January 1, 2023
July 1, 2021 (3)	8,403	$5.71	100% on January 1, 2023
July 23, 2021 (4)	14,664	$4.54	100% on July 23, 2022
(1)	Reflects grants of restricted stock units (“RSUs”) to our executive officers.
(2)	Reflects grants of performance share units (“PSUs”) to our executive officers. These PSUs consist of two components: (i) 50% based on the performance of our common stock and (ii) 50% based on cumulative total Free Cash Flow. The grant date fair value represents the average grant date fair value of the two components.
(3)	Reflects grants of restricted stock to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash.
(4)	Reflects a grant of restricted stock made to a new independent member of our Board upon his joining our Board.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees in 2021. For the three- and nine-month periods ended September 30, 2021, $0.8 million and $2.5 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2020, $1.1 million and $3.2 million, respectively, were recognized as share-based compensation related to restricted stock.

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

Compensation cost for PSUs that have a service condition and a market condition and are accounted for as equity awards is measured based on the grant date estimated fair value and recognized over the vesting period on a straight-line basis. The grant date estimated fair value is determined using a Monte Carlo simulation model. Compensation cost for PSUs that have a service condition and a performance condition and are accounted for as equity awards is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and nine-month periods ended September 30, 2021, $1.0 million and $3.1 million, respectively, were recognized as share-based compensation related to equity PSUs. For the three- and nine-month periods ended September 30, 2020, $1.0 million and $3.0 million, respectively, were recognized as share-based compensation related to equity PSUs. In January 2021, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 368,038 equity PSUs granted in 2018 vested at 200%, representing 736,075 shares of our common stock with a total market value of $3.1 million.

RSUs granted in 2021 have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. Compensation cost recognized for the three-month period ended September 30, 2021 was minimal. For the nine-month period ended September 30, 2021, $0.4 million was recognized as compensation cost.

In 2021 and 2020, we granted fixed-value cash awards of $3.5 million and $4.7 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2021, $1.0 million and $3.0 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2020, $1.1 million and $3.4 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. We suspended our discretionary contributions for an indefinite period beginning January 2021.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of September 30, 2021, 1.6 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2020 Form 10-K.

Note 10 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes IRSs, SILs and the ROAM, some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, trenching, seabed clearance, inspection, repair and maintenance services to both the oil and gas and the renewable energy markets globally. Our Robotics services also complement well intervention services. Our Robotics segment includes ROVs, trenchers, a ROVDrill and two robotics support vessels under long-term charter, the Grand Canyon II and the Grand Canyon III, as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 11). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues —
Well Intervention	$131,314	$140,803	$397,387	$427,296
Robotics	42,623	49,802	96,430	135,896
Production Facilities	18,552	14,167	49,217	43,301
Intercompany eliminations	(11,773)	(11,282)	(36,962)	(32,835)
Total	$180,716	$193,490	$506,072	$573,658

Income (loss) from operations —
Well Intervention	$(13,343)	$18,844	$(14,819)	$24,910
Robotics	4,936	6,983	2,257	11,940
Production Facilities	5,089	4,134	16,285	11,142
Segment operating income (loss)	(3,318)	29,961	3,723	47,992
Goodwill impairment (1)	—	—	—	(6,689)
Corporate, eliminations and other	(7,013)	(10,946)	(25,550)	(29,121)
Total	$(10,331)	$19,015	$(21,827)	$12,182
(1)	As a result of the decline in oil prices as well as energy and energy services valuations during the first quarter 2020 due to the COVID-19 pandemic and the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”), we impaired all of our goodwill, which consisted entirely of goodwill attributable to the acquisition of a controlling interest in STL.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Well Intervention	$4,267	$4,120	$17,060	$11,334
Robotics	7,506	7,162	19,902	21,501
Total	$11,773	$11,282	$36,962	$32,835

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30,	December 31,
	2021	2020
Well Intervention	$2,042,180	$2,134,081
Robotics	109,450	132,550
Production Facilities	121,258	129,773
Corporate and other	74,411	101,874
Total	$2,347,299	$2,498,278

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

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. The following table describes the changes in our AROs (in thousands):

	2021	2020
AROs at January 1,	$30,913	$28,258
Revisions in estimates	(2,631)	—
Accretion expense	736	2,021
AROs at September 30,	$29,018	$30,279

Note 12 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels, which historically have been used in connection with our contracts with Petróleo Brasileiro S.A. (“Petrobras”) to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, with options to extend. The Siem Helix 1 charter expires June 2023 and the Siem Helix 2 charter expires February 2024. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels. The expiration date of the Grand Canyon II charter was extended to December 2022, with an option to renew. The Grand Canyon III charter expires May 2023.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation. In one such lawsuit, during the third quarter 2021 the United States Court of Appeals for the Fifth Circuit issued a ruling adverse to us that may also have implications for some of the other cases in which we are involved, as well as the way offshore personnel are compensated throughout our industry. We intend to further appeal this matter and to continue vigorously defending these lawsuits. Notwithstanding that we believe we retain valid defenses, at this time we have established a liability for probable losses in certain of these matters. The final outcome of these matters remains uncertain and the ultimate liability to us could be more or less than the liability established.

Note 13 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Interest paid, net of interest capitalized	$19,945	$14,255
Income taxes paid (1)	6,771	6,436
(1)	Exclusive of income tax refunds. During the nine-month period ended September 30, 2021, we received $18.9 million in refunds related to the CARES Act.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.3 million at September 30, 2021 and $1.6 million at December 31, 2020.

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

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2021	2020
Balance at January 1,	$3,469	$—
Additions (reductions) (1)	(213)	2,387
Write-offs (2)	(1,846)	—
Adjustments (3)	—	785
Balance at September 30,	$1,410	$3,172
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods, including a $1.7 million credit loss reserve in 2020 related to a receivable in our Robotics segment.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(3)	The adjustment in allowance for credit losses reflects provision for current expected credit losses upon the adoption of ASU No. 2016-13 on January 1, 2020.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2) (3)	Amount (1)	Value (2) (3)
Term Loan (repaid September 2021) (4)	$—	$—	$29,750	$28,969
Nordea Q5000 Loan (matured January 2021) (5)	—	—	53,572	53,598
MARAD Debt (matures February 2027)	48,850	53,115	56,410	62,318
2022 Notes (mature May 2022)	35,000	34,638	35,000	33,513
2023 Notes (mature September 2023)	30,000	29,001	30,000	28,650
2026 Notes (mature February 2026)	200,000	210,143	200,000	211,383
Total debt	$313,850	$326,897	$404,732	$418,431
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.
(3)	The principal amount and estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes are for the entire instrument inclusive of the conversion feature, which had been accounted for in shareholders’ equity through December 31, 2020.
(4)	The Term Loan was fully repaid in September 2021 concurrent with our entering into the ABL Facility (Note 5).
(5)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021 (Note 5).

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the results and effects of the ongoing COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of completion of our vessel and/or system upgrades and major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to litigation and similar claims in which we may be involved;
●	the future impact of international activity such as the U.K.’s exit from the European Union, known as Brexit, and trade agreements on our business, operations and financial condition;

●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees; and
●	the impact of general, market, industry or business conditions.

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

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is also largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

●	worldwide economic activity and general economic and business conditions, including access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by OPEC and/or OPEC+;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the exploration and production of onshore shale oil and natural gas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;

●	the ability of oil and gas companies to generate funds or otherwise obtain external capital for capital projects and production operations;
●	the Environmental, Social and Governance (“ESG”) sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;
●	governmental restrictions on oil and gas leases;
●	technological advances affecting energy exploration, production, transportation and consumption;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions, natural disasters, and epidemic and pandemic diseases, including the ongoing COVID-19 pandemic;
●	laws, regulations and policies directly related to the industries in which we provide services, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	domestic and international tax laws, regulations and policies.

Crude oil prices historically have been volatile, which volatility has been exacerbated by the ongoing COVID-19 pandemic as well as actions taken by OPEC+ nations. Prices have recovered their losses from 2020 and are at their highest levels since 2014, but their stability remains uncertain. The decline in oil prices in 2020 and the overall volatility and uncertainty in prices, in addition to the shift in resource allocation to renewable energy, have caused oil and gas operators to drastically reduce spending (on both operational activities and capital projects), which has decreased the demand and rates for services provided by offshore oil and gas services providers. Historically, drilling rigs have been the asset class used for offshore well intervention work, and our customers have used drilling rigs on existing long-term contracts to perform well intervention work instead of new drilling activities. Rig day rates are also a pricing indicator for our services. Rig overhang, combined with lower volumes of work and lower day rates quoted by drilling rig contractors, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions as well as ESG initiatives in some regions and countries around the world may have a direct and/or indirect impact on our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

The ongoing COVID-19 pandemic has resulted in a new period of market weakness and challenges to us. While the full impact of the COVID-19 pandemic, including the duration of its negative impact on economic activity, remains unknown, we expect that the impact of COVID-19 on our industry will continue to be felt through 2021 and possibly longer. The uncertainty and other conditions of the current environment have resulted in challenges to renew or secure long-term contracts for our vessels and systems, as operators have been less willing to commit to future spending. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce. The COVID-19 pandemic and its effects on our industry and the global economy have impacted our 2020 and 2021 operating results to date. Most if not all of our oil and gas customers cut their spending, which has reduced the demand and rates for the services offered to our oil and gas customers. The COVID-19 pandemic continues to pose challenges with, and increase costs related to, our supply chain, logistics and human capital resources, including minimizing the direct impact of COVID-19 on our offshore workforce and challenges with offshore crew changes due to travel restrictions and quarantine measures.

Despite this current period of market weakness and volatility, over the longer term we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. As oil and gas companies evaluate their budgetary spend allocations, we expect that they may be weighted towards production enhancement of existing wells rather than new exploration projects as enhancement is less expensive per incremental barrel of oil than exploration. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. Our well intervention and robotics operations service the lifecycle of an oil and gas field and provide P&A services at the end of the life of a field as required by governmental regulations, and we believe that we have a competitive advantage in performing well intervention services efficiently.

We expect the fundamentals for our business will remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end of life wells are primary drivers of demand for our services. This expectation is based on multiple factors, including (1) maintaining the optimal production of a well through enhancement is fundamental to maximizing the overall economics of well production; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) extending the production of offshore wells not only maximizes a well’s production economics but also enables the financial benefit of delaying P&A costs, which can be substantial.

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

Backlog

We provide services and methodologies that we believe are critical to maximizing production economics. Our services cover the lifecycle of an offshore oil or gas field. In addition to serving the oil and gas market, our robotics assets are contracted for the development of offshore renewable energy projects (wind farms). We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. As of September 30, 2021, our consolidated backlog that is supported by written agreements or contracts totaled approximately $231 million, of which $69 million is expected to be performed over the remainder of 2021. Our agreements with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 2 chartered vessel and our fixed fee agreement for the HP I represent approximately 43% of our total backlog as of September 30, 2021. Backlog is not necessarily a reliable indicator of revenues derived from these contracts as services may be added or subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than the rates we would have generated had we performed the contract.

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

We measure our operating performance based on EBITDA, Adjusted EBITDA and free cash flow. EBITDA, Adjusted EBITDA and free cash flow are non-GAAP financial measures that are commonly used but are not recognized accounting terms under GAAP. We use EBITDA, Adjusted EBITDA and free cash flow to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measures of EBITDA, Adjusted EBITDA and free cash flow provide useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measures of EBITDA, Adjusted EBITDA and free cash flow differently from the way we do, which may limit their usefulness as comparative measures. EBITDA, Adjusted EBITDA and free cash flow should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and non-cash gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets and the general provision (release) for current expected credit losses, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments, which are excluded from EBITDA as a component of net other income or expense. We define free cash flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(19,043)	$24,445	$(35,776)	$15,967
Adjustments:
Income tax provision (benefit)	(1,058)	5,232	(2,910)	(16,132)
Net interest expense	5,928	7,598	17,900	20,407
(Gain) loss on extinguishment of long-term debt	124	(9,239)	124	(9,239)
Other (income) expense, net	4,015	(8,824)	1,438	3,672
Depreciation and amortization	36,719	33,985	106,226	99,552
Goodwill impairment	—	—	—	6,689
EBITDA	26,685	53,197	87,002	120,916
Adjustments:
(Gain) loss on disposition of assets, net	(15)	(440)	631	(913)
General provision (release) for current expected credit losses	(138)	(38)	(121)	656
Realized losses from foreign exchange contracts not designated as hedging instruments	—	—	—	(682)
Adjusted EBITDA	$26,532	$52,719	$87,512	$119,977

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities	$121,252	$58,628
Less: Capital expenditures, net of proceeds from sale of assets	(7,335)	(18,255)
Free cash flow	$113,917	$40,373

Comparison of Three Months Ended September 30, 2021 and 2020

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2021	2020	Amount	Percent
Net revenues —
Well Intervention	$131,314	$140,803	$(9,489)	(7)%
Robotics	42,623	49,802	(7,179)	(14)%
Production Facilities	18,552	14,167	4,385	31%
Intercompany eliminations	(11,773)	(11,282)	(491)
	$180,716	$193,490	$(12,774)	(7)%

Gross profit (loss) —
Well Intervention	$(9,570)	$21,905	$(31,475)	(144)%
Robotics	6,894	8,452	(1,558)	(18)%
Production Facilities	5,451	4,672	779	17%
Corporate, eliminations and other	225	(401)	626
	$3,000	$34,628	$(31,628)	(91)%

Gross margin —
Well Intervention	(7)%	16%
Robotics	16%	17%
Production Facilities	29%	33%
Total company	2%	18%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 72%	7 / 68%
Robotics assets (3)	47 / 43%	49 / 37%
Chartered robotics vessels	5 / 99%	5 / 95%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the three-month periods ended September 30, 2021 and 2020 included 176 and 291 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)
Well Intervention	$4,267	$4,120	$147
Robotics	7,506	7,162	344
	$11,773	$11,282	$491

Net Revenues. Our consolidated net revenues for the three-month period ended September 30, 2021 decreased by 7% as compared to the same period in 2020, reflecting lower revenues from our Well Intervention and Robotics segments, offset in part by higher revenues from our Production Facilities segment.

Our Well Intervention revenues decreased by 7% for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower rates and vessel utilization in the Gulf of Mexico and Brazil, offset in part by higher utilization in the North Sea and on the Q7000 in West Africa. Our revenues in the Gulf of Mexico and Brazil were negatively impacted by the completion of our long-term contracts on the Q5000 during the second quarter 2021 and the Siem Helix 1 during the third quarter 2021. Our revenues in the North Sea and West Africa benefitted from utilization on the Seawell and the Q7000, both of which were stacked during the three-month period ended September 30, 2020.

Our Robotics revenues decreased by 14% for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting fewer vessel days, including reduced seabed clearance days using spot vessels, as well as a reduction in trenching activities. Our results included 358 vessel days and 90 trenching days during the three-month period ended September 30, 2021 as compared to 450 vessel days and 154 trenching days during the same period in 2020.

Our Production Facilities revenues increased by 31% for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting higher oil and gas prices, higher production volumes from our wells and higher revenues from the HFRS agreement.

Gross Profit (Loss). Our consolidated gross profit decreased by $31.6 million for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

Our Well Intervention segment had a gross loss of $9.6 million for the three-month period ended September 30, 2021 as compared to a gross profit of $21.9 million for the same period in 2020, primarily reflecting lower segment revenues as well as higher costs associated with our activity in West Africa, which resumed in the first quarter 2021.

The gross profit related to our Robotics segment decreased by $1.6 million for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower revenues due to fewer spot vessel days on site clearance projects.

The gross profit related to our Production Facilities segment increased by $0.8 million for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting higher revenues during the current quarter.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $13.3 million for the three-month period ended September 30, 2021 as compared to $16.1 million for the same period in 2020, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $5.9 million for the three-month period ended September 30, 2021 as compared to $7.6 million for the same period in 2020, primarily reflecting lower interest expense due to a reduction in our overall debt levels and the elimination of accretion of debt discounts associated with the 2022 Notes, 2023 Notes and 2026 Notes as a result of the adoption of ASU No. 2020-06 beginning January 1, 2021 (Note 5).

Gain (Loss) on Extinguishment of Long-Term Debt. The $0.1 million loss on extinguishment of long-term debt for the three-month period ended September 30, 2021 was associated with the full repayment of the Term Loan in September 2021 concurrent with our entering into the ABL Facility (Note 5). The $9.2 million gain on extinguishment of long-term debt for the three-month period ended September 30, 2020 was associated with the repurchase of $90.0 million in aggregate principal amount of the 2022 Notes and $95.0 million in aggregate principal amount of the 2023 Notes.

Other Income (Expense), Net. Net other expense was $4.0 million for the three-month period ended September 30, 2021 primarily due to foreign currency transaction losses reflecting the weakening of the British pound. Net other income was $8.8 million for the same period in 2020 primarily due to foreign currency transaction gains reflecting the strengthening of the British pound.

Income Tax Provision (Benefit). Income tax benefit was $1.1 million for the three-month period ended September 30, 2021 as compared to a $5.2 million provision for the same period in 2020. The effective tax rates for the three-month periods ended September 30, 2021 and 2020 were 5.3% and 17.6%, respectively, primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the impact of the CARES Act in 2020 (Note 6).

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2021	2020	Amount	Percent
Net revenues —
Well Intervention	$397,387	$427,296	$(29,909)	(7)%
Robotics	96,430	135,896	(39,466)	(29)%
Production Facilities	49,217	43,301	5,916	14%
Intercompany eliminations	(36,962)	(32,835)	(4,127)
	$506,072	$573,658	$(67,586)	(12)%

Gross profit (loss) —
Well Intervention	$(3,386)	$35,936	$(39,322)	(109)%
Robotics	8,247	19,077	(10,830)	(57)%
Production Facilities	17,767	12,549	5,218	42%
Corporate, eliminations and other	(1,874)	(1,348)	(526)
	$20,754	$66,214	$(45,460)	(69)%

Gross margin —
Well Intervention	(1)%	8%
Robotics	9%	14%
Production Facilities	36%	29%
Total company	4%	12%

Number of vessels or robotics assets (1) / Utilization (2)
Well intervention vessels	7 / 79%	7 / 71%
Robotics assets (3)	47 / 35%	49 / 35%
Chartered robotics vessels	5 / 95%	5 / 93%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of available calendar days in the applicable period. The average utilization rates of chartered robotics vessels during the nine-month periods ended September 30, 2021 and 2020 included 240 and 905 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and ROVDrill.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)
Well Intervention	$17,060	$11,334	$5,726
Robotics	19,902	21,501	(1,599)
	$36,962	$32,835	$4,127

Net Revenues. Our consolidated net revenues for the nine-month period ended September 30, 2021 decreased by 12% as compared to the same period in 2020, reflecting lower revenues from our Well Intervention and Robotics segments and higher intercompany eliminations, offset in part by higher revenues from our Production Facilities segment.

Our Well Intervention revenues decreased by 7% for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower rates on the Q5000 and lower rates and utilization on the Q4000 in the Gulf of Mexico as well as lower rates and utilization on the Siem Helix 1 in Brazil. These revenue decreases were offset in part by higher rates and utilization on the Seawell in the North Sea and on the Q7000 in West Africa, both of which were stacked for most of the first nine months in 2020.

Our Robotics revenues decreased by 29% for the nine-month period ended September 30, 2021 as compared to the same period in 2020, reflecting fewer vessel days, including reduced seabed clearance days using spot vessels, as well as a reduction in trenching activities. Our results included 759 vessel days and 246 trenching days during the nine-month period ended September 30, 2021 as compared to 1,353 vessel days and 315 trenching days during the same period in 2020.

Our Production Facilities revenues increased by 14% for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting higher HFRS revenues, higher oil and gas prices and higher production volumes from our wells.

The increase in intercompany eliminations was primarily attributable to higher elimination of revenues that our Well Intervention segment earned associated with its P&A work on our Droshky oil and gas properties on behalf of our Production Facilities segment during the nine-month period ended September 30, 2021.

Gross Profit (Loss). Our consolidated gross profit decreased by $45.5 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

Our Well Intervention segment had a gross loss of $3.4 million for the nine-month period ended September 30, 2021 as compared to a gross profit of $35.9 million for the same period in 2020, primarily reflecting lower segment revenues as well as higher costs associated with our resumed activity in West Africa during the current period.

The gross profit related to our Robotics segment decreased by $10.8 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting lower revenues due to fewer spot vessel days on site clearance projects.

The gross profit related to our Production Facilities segment increased by $5.2 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily reflecting higher revenues during the current period.

Goodwill Impairment. The $6.7 million charge in the nine-month period ended September 30, 2020 reflects the impairment of the entire goodwill balance, which related to our acquisition of a controlling interest in STL (Note 10).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $42.0 million for the nine-month period ended September 30, 2021 as compared to $48.3 million for the same period in 2020, primarily reflecting lower credit loss reserves and employee compensation costs. Our selling, general and administrative expenses for the nine-month period ended September 30, 2020 included a $2.4 million provision for current expected credit losses (Note 14).

Net Interest Expense. Our net interest expense totaled $17.9 million for the nine-month period ended September 30, 2021 as compared to $20.4 million for the same period in 2020, primarily reflecting lower interest expense due to a reduction in our overall debt levels and the elimination of accretion of debt discounts associated with the 2022 Notes, 2023 Notes and 2026 Notes as a result of the adoption of ASU No. 2020-06 beginning January 1, 2021 (Note 5), offset in part by the cessation of interest capitalization with the completion of the Q7000 in 2020. Net interest expense for the nine-month period ended September 30, 2020 excluded $1.2 million in capitalized interest associated with the Q7000 (Note 5).

Gain (Loss) on Extinguishment of Long-Term Debt. The $0.1 million loss on extinguishment of long-term debt for the nine-month period ended September 30, 2021 was associated with the full repayment of the Term Loan in September 2021 concurrent with our entering into the ABL Facility (Note 5). The $9.2 million gain on extinguishment of long-term debt for the nine-month period ended September 30, 2020 was associated with the repurchase of $90.0 million in aggregate principal amount of the 2022 Notes and $95.0 million in aggregate principal amount of the 2023 Notes.

Other Expense, Net. Net other expense was $1.4 million for the nine-month period ended September 30, 2021 as compared to $3.7 million for the same period in 2020 primarily due to foreign currency transaction losses reflecting the weakening of the British pound in each of those periods.

Income Tax Benefit. Income tax benefit was $2.9 million for the nine-month period ended September 30, 2021 as compared to $16.1 million for the same period in 2020. The effective tax rates for the nine-month periods ended September 30, 2021 and 2020 were 7.5% and 9,777.0%, respectively, primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions and the impact of the CARES Act and the foreign subsidiary restructuring in 2020 (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30,	December 31,
	2021	2020
Net working capital (1)	$249,699	$246,338
Long-term debt (1)	261,668	258,912
Liquidity (2)	307,194	451,532
(1)	Current maturities of our long-term debt of $42.8 million and $90.7 million, respectively, are included in net working capital and excluded from long-term debt. Long-term debt as of September 30, 2021 is net of unamortized debt issuance costs. Long-term debt as of December 31, 2020 is net of unamortized debt discounts and debt issuance costs. See Note 5 for information relating to our long-term debt, including the impact of our adoption of ASU No. 2020-06.
(2)	Liquidity, as defined by us, is equal to cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at September 30, 2021 included $237.5 million of cash and cash equivalents and $69.6 million of available borrowing capacity under the ABL Facility (Note 5). Our liquidity at September 30, 2021 excluded $71.3 million of restricted cash securing a short-term project related letter of credit, the restriction from which is expected to be released upon completion of the project. Our liquidity at December 31, 2020 included $291.3 million of cash and cash equivalents and $160.2 million of available borrowing capacity under the Revolving Credit Facility.

The carrying amounts of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan (repaid September 2021) (1)	$—	$29,559
Nordea Q5000 Loan (matured January 2021) (2)	—	53,532
MARAD Debt (matures February 2027)	46,167	53,361
2022 Notes (mature May 2022) (3)	34,888	33,477
2023 Notes (mature September 2023) (3)	29,641	26,922
2026 Notes (mature February 2026) (3)	193,797	152,712
Total debt (4)	304,493	349,563
Less current maturities	(42,825)	(90,651)
Long-term debt	$261,668	$258,912
(1)	The Term Loan was fully repaid in September 2021 concurrent with our entering into the ABL Facility (Note 5).
(2)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021 (Note 5).
(3)	As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there are no longer any debt discounts associated with the 2022 Notes, 2023 Notes or 2026 Notes (Note 1).
(4)	Amounts are net of any unamortized debt discounts and debt issuance costs.

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$121,252	$58,628
Investing activities	(7,335)	(18,255)
Financing activities	(95,659)	(42,000)

Our current requirements for cash primarily reflect the need to fund our operations and capital spending for our current lines of business and to service our debt.

The ongoing COVID-19 pandemic, challenging market conditions and industry-wide spending cuts have impacted our revenues and we expect these events to continue to impact our results into the foreseeable future. Our operating cash flows are impacted to the extent we cannot replace those revenues or reduce costs. Despite these challenges, we remain focused on maintaining a strong balance sheet and adequate liquidity. We have reduced, deferred or cancelled certain planned capital expenditures and reduced our overall cost structure commensurate with our level of activities. In 2020, we extended our debt maturity profile with refinancing a portion of the 2022 Notes and 2023 Notes with the 2026 Notes. We have at the same time continued to de-lever our balance sheet with the repayment of the Nordea Q5000 Loan in January 2021 and the Term Loan in September 2021. We have reduced operating costs through various measures including warm stacking our vessels when idle. These costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

An ongoing period of weak, or continued decreases in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt, and our failure to comply with these covenants and other restrictions could lead to an event of default. Current global and market conditions have increased the potential for that difficulty and are expected to negatively impact the terms on which we are able to secure financing. Decreases in our borrowing base may limit our ability to fully access the ABL Facility. At September 30, 2021, our available borrowing capacity under the ABL Facility was $69.6 million, net of $2.2 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the ABL Facility other than for the issuance of letters of credit.

Operating Cash Flows

Net cash flows provided by operating activities were $121.3 million for the nine-month period ended September 30, 2021 as compared to $58.6 million for the same period in 2020. The increase in operating cash flows primarily reflects improvements in working capital, lower recertification and dry dock costs, and the receipt in 2021 of $18.9 million in income tax refunds related to the CARES Act.

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

	Nine Months Ended
	September 30,
	2021	2020
Capital expenditures:
Well Intervention	$(1,556)	$(18,489)
Robotics	(1)	(255)
Production Facilities	(5,616)	—
Other	(213)	(449)
Proceeds from sale of assets	51	938
Net cash used in investing activities	$(7,335)	$(18,255)

Our capital expenditures during the nine-month period ended September 30, 2020 primarily included payments associated with the construction and completion of the Q7000, which commenced operations in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds and repayments related to our long-term debt. Net cash outflows from financing activities of $95.7 million for the nine-month period ended September 30, 2021 primarily reflect the repayment of $90.9 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan and $28.0 million in full repayment of the Term Loan (Note 5). Net cash outflows from financing activities of $42.0 million for the nine-month period ended September 30, 2020 primarily reflect the repayment of $36.6 million of our indebtedness and entry into the 2026 Capped Calls as well as the repurchase of a portion of the 2022 Notes and 2023 Notes with proceeds from the issuance of the 2026 Notes (Note 5).

Free Cash Flow

Free cash flow increased by $73.5 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020. The increase was attributable to the increase in operating cash flows and the decrease in capital expenditures.

Free cash flow is a non-GAAP financial measure. See “RESULTS OF OPERATIONS” above for the definition and calculation of free cash flow.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations as of September 30, 2021 and the scheduled years in which the obligations are contractually due (in thousands):

		Less Than			More Than
	Total (1)	1 Year	1-3 Years	3-5 Years	5 Years
MARAD debt	$48,850	$7,937	$17,082	$18,830	$5,001
2022 Notes (2)	35,000	35,000	—	—	—
2023 Notes (3)	30,000	—	30,000	—	—
2026 Notes (4)	200,000	—	—	200,000	—
Interest related to debt (5)	71,664	18,303	32,335	20,943	83
Property and equipment	5,641	5,641	—	—	—
Operating leases (6)	205,851	102,843	94,301	4,263	4,444
Total cash obligations	$597,006	$169,724	$173,718	$244,036	$9,528
(1)	Excludes unsecured letters of credit outstanding at September 30, 2021 totaling $2.2 million. These letters of credit may be issued to support various obligations, such as contractual obligations, contract bidding and insurance activities.
(2)	Notes mature in May 2022. See Note 5 for additional information.
(3)	Notes mature in September 2023. See Note 5 for additional information.
(4)	Notes mature in February 2026. See Note 5 for additional information.
(5)	Interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2021 for variable rate debt.
(6)	Operating leases include vessel charters and facility and equipment leases. At September 30, 2021, our commitment related to long-term vessel charters totaled approximately $180.3 million, of which $73.4 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were exposed to market risks associated with foreign currency exchange rates. We had no exposure to interest rate risk as we had no outstanding debt subject to floating rates.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2021, we recorded foreign currency translation losses of $6.5 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments since we consider our undistributed earnings (when applicable) of our non-U.S. subsidiaries without operations in the U.S. to be permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the nine-month period ended September 30, 2021, we recorded foreign currency transaction losses of $1.5 million, primarily related to our subsidiaries in the U.K.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(c)
			Total number	(d)
			of shares	Maximum
	(a)	(b)	purchased as	number of shares
	Total number	Average	part of publicly	that may yet be
	of shares	price paid	announced	purchased under
Period	purchased	per share	program	the program (1)
July 1 to July 31, 2021	—	$—	—	7,829,695
August 1 to August 31, 2021	—	—	—	7,829,695
September 1 to September 30, 2021	—	—	—	7,895,950
	—	$—	—

(1)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our ESPP (Note 9), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2020 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1

Loan, Guaranty and Security Agreement, dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as Borrowers, the Lenders from time to time party thereto, and Bank of America, N.A. as Agent.

Exhibit 4.1 to the Current Report on Form 8-K filed on October 1, 2021 (001-32936)
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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: October 21, 2021	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2021	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)