Form 10-K
period 2021-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2022-02-24
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $811.6 million.

The number of shares of the registrant’s common stock outstanding as of February 17, 2022 was 151,636,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2022 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, capital expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, our spending and cost reduction plans and our ability to manage changes, and the ongoing COVID-19 pandemic and oil price volatility and their respective effects and results on the foregoing as well as our protocols and plans;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our Environmental, Social and Governance (“ESG”) initiatives and the successes thereon or regarding our environmental efforts, including greenhouse gas emissions (“GHG Emissions”) targets;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;

●	the results and effects of the ongoing COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in “Risk Factors” beginning on page 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 31 of this Annual Report. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE in June 2021 as required under its Listed Company Manual. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 15 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data located elsewhere in this Annual Report.

OUR OPERATIONS

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. We provide a range of services to the oil and gas and renewable energy markets primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing well production enhancement or decommissioning operations, thereby avoiding drilling new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, trenching, seabed clearance, inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and robotics support vessels under long-term charter as well as spot vessels as needed. Our Production Facilities segment includes the Helix Producer I (the “HP I”), the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico. See Note 15 for financial results related to our business segments.

Services we currently offer to the offshore oil and gas market worldwide include:

●	Development. Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.
●	Production. Well intervention; intervention engineering; production enhancement; IRM of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
●	Decommissioning. Reclamation and remediation services; well plug and abandonment (“P&A”) services; pipeline abandonment services; and site inspections.
●	Production Facilities. Provision of the HP I as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the Gulf of Mexico.
●	Fast Response System. Provision of the HFRS as a response resource in the Gulf of Mexico that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.

Services we currently offer to the offshore renewable energy market worldwide include:

●	Site Clearance. Site preparation for construction of offshore wind farms, underwater unexploded ordnance identification and disposal and boulder relocation.
●	Trenching. Cable protection via jetting and/or cutting by self-propelled trenching ROVs.
●	Subsea Support. General subsea support of engineering, procurement, construction and installation contractors with ROV services standalone or with support vessels.

Well Intervention

We engineer, manage and conduct well intervention operations, which include production enhancement and abandonment, and construction operations in water depths ranging from 100 to 10,000 feet. As major and independent oil and gas companies develop deepwater reserves, we expect the number of subsea trees to increase, which can improve long-term demand for well intervention services. Historically, drilling rigs have been used in subsea well intervention to enhance production and decommission wells. Our well intervention vessels serve as work platforms for well intervention services at costs that generally have been less than those of offshore drilling rigs. Our purpose-built vessels derive competitive advantages from their lower operating costs, with an ability to mobilize quickly and to maximize operational time by performing a broad range of tasks related to intervention, construction and IRM services. Our services provide cost advantages in the development and management of subsea reservoirs. We believe we offer efficiency gains from our specialized intervention assets.

Our well intervention business currently operates seven vessels, 10 intervention systems and various equipment, providing services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa.

In the Gulf of Mexico, the Q4000, a riser-based semi-submersible well intervention vessel, has been serving customers in the spot market since 2002. In 2010, the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts. The Q5000 riser-based semi-submersible well intervention vessel commenced operations in the Gulf of Mexico in 2015 and completed its five-year contract with BP in April 2021. Both vessels are currently working in the spot market.

In Brazil, we provided well intervention services with the Siem Helix 1 and Siem Helix 2 vessels under contracts with Petróleo Brasileiro S.A. (“Petrobras”) with options to extend. The Siem Helix 1 commenced operations in April 2017 and completed its four-year contract in August 2021. After completing its regulatory dry dock in October 2021, the Siem Helix 1 transited from Brazil to Ghana in December 2021 for a short-term accommodations project. The Siem Helix 2 commenced operations in December 2017 and following the completion of its four-year contract in December 2021, the Petrobras contract was extended at reduced rates for one year until December 2022. We charter the Siem Helix 1 and Siem Helix 2 vessels from Siem Offshore AS (“Siem”) under an initial term of seven years with options to extend.

In the North Sea, the Well Enhancer has performed well intervention, abandonment and coiled tubing services since it joined our fleet in 2009. The Seawell has provided well intervention and abandonment services since 1987, and the vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years.

The Q7000, a semi-submersible well intervention vessel built to U.K. North Sea standards and to be capable of working globally, commenced operations in January 2020 and is currently performing integrated well intervention operations offshore Nigeria.

Our Subsea Services Alliance with Schlumberger leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our alliance, we and Schlumberger jointly developed a 15K IRS and the ROAM.

Robotics

We have been actively engaged in robotics for over three decades. We operate robotics assets to complement offshore construction, maintenance and well intervention services for the oil and gas market and to support offshore renewable energy projects for the renewable energy market. We often integrate our services with chartered vessels. Our robotics business operates globally, with primary operations in the Gulf of Mexico, North Sea, West Africa and Asia Pacific regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the use and scope of robotics services has expanded. Our robotics assets and experience, coupled with our chartered vessel fleet and schedule flexibility, allow us to meet the technological challenges of our customers’ subsea activities worldwide. As of December 31, 2021, our robotics assets included 43 work-class ROVs and four trenchers. We charter vessels on a long-term or a spot basis to support deployment of our robotics assets.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. Historically, this work was performed by barges and other similar vessels, but these types of services are increasingly being contracted to vessels more suitable for harsh offshore weather conditions, especially in Northern Europe where offshore wind farming is currently concentrated. We provide burial services related to subsea power cable installations as well as seabed clearing services around the world using our chartered vessels, ROVs and trenchers. In 2021, revenues derived from offshore renewable energy contracts accounted for 23% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Production Facilities

We own and operate the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under a fixed fee agreement through at least June 1, 2023.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through March 31, 2023 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment includes two remaining wells acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. These oil and gas properties are associated with the Droshky Prospect located in offshore Gulf of Mexico Green Canyon Block 244. As part of the transaction, Marathon Oil agreed to pay us certain amounts as we complete the P&A of these wells.

GEOGRAPHIC AREAS

We primarily operate in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations are subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. See Note 15 for revenues as well as property and equipment by geographic location.

CUSTOMERS

Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2021 — Petrobras (23%) and Shell (17%); 2020 — Petrobras (28%) and BP (17%); and 2019 — Petrobras (29%), BP (15%) and Shell (13%). We provided services to over 60 customers in 2021.

COMPETITORS

The oilfield services and renewable energy services markets are highly competitive. Price and the ability to access specialized vessels, systems and other equipment, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention include AKOFS Offshore, Baker Hughes, C-Innovation, Expro, FTAI, Oceaneering, TIOS and international drilling contractors. Our principal competitors in the robotics business include Atlantic Marine, Briggs Marine, C-Innovation, DeepOcean, DOF Subsea, Fugro, James Fisher, Oceaneering, ROVOP and UTROV. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

ESG initiatives and disclosures are embedded in our core business values and priorities of safety, sustainability and value creation with a top-down approach led by management and our Board of Directors (our “Board”). Specifically, the Corporate Governance and Nominating Committee of our Board oversees, assesses and reviews the disclosure and reporting of any ESG matters, including with respect to climate change, regarding the Company’s business and industry, and that committee’s charter formally incorporates oversight of ESG matters as a stated responsibility. Our Board defines diversity expansively and has determined that it is desirable to have diverse viewpoints, professional experiences, backgrounds (including gender, race, ethnicity and educational backgrounds) and skills, with the principal qualification of a director being the ability to act effectively on behalf of Company shareholders. While the Board oversees strategic ESG initiatives, our Climate Change Action Committee, comprised of key leaders from QHSE, legal, our business units and management, evaluates Helix’s impact on climate change, implements our go-forward strategies and assists in providing comprehensive disclosures. Our expectations and goals align with the underlying belief that fossil fuels will not be eliminated from consumption, but rather there will be a global transition from relying primarily on fossil fuels to a more balanced approach that includes renewable energy, such as wind farms and other alternative fuels.

We emphasize constant improvement by establishing goals to reduce our environmental impact, improve our safety record and increase transparency for our stakeholders. In 2021, we disclosed our GHG Emissions metrics for 2019 and 2020 and our reduction targets for GHG Emissions over a five-year period. We understand that establishing these targets provides value to us as a company and is valued by those who support us, and we are committed to providing transparency with respect to our GHG Emissions. In tandem with such disclosures and targets, we continued to expand our business with renewable energy customers. Our business supports both the responsible transition from a carbon-based economy and extending the value and therefore the life cycle of underutilized wells, which in turn helps clients avoid drilling new wells. These efforts are published in greater detail in our Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

HUMAN CAPITAL RESOURCES

Labor Practices

As of December 31, 2021, we had 1,327 employees. Of our total employees, we had 310 non-U.S. employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees, suppliers and vendors to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy. These tenets are further described in our Human Rights Policy and our Supplier and Vendor Expectations, both of which are available on our website at www.helixesg.com/about-helix/our-company/corporate-governance.

Human Rights, Anti-Slavery and Anti-Human Trafficking

We are committed to respecting and protecting human rights everywhere we operate and expect similar standards of suppliers, vendors and partners, including requiring periodic assessments and audits to confirm there is no modern slavery or human trafficking in our supply chains or in any part of our business. Our workplace policies and procedures demonstrate our commitment to acting ethically and with integrity in all our business relationships, and to implementing and enforcing effective systems and controls to prevent slavery and human trafficking from taking place anywhere in our supply chains. We provide periodic Anti-Human Trafficking training for employees to further arm our workforce with the tools to spot and prevent human trafficking. Our Modern Slavery Statement is available on our website, located at www.helixesg.com/modern-slavery-statement.

Employee Health and Safety

Our corporate vision of a zero-incident workplace is based on the belief that all incidents are preventable and that we manage our working conditions to eliminate unsafe behavior. We have established a corporate culture in which QHSE takes priority over our other business objectives. Everyone at Helix has the authority and the duty to “STOP WORK” they believe is unsafe. Helix management actively encourages critical safety behaviors and employees to work in compliance with our goals to avoid injuries to people, environmental disturbances and damage to assets. We empower our employees to feel safe and confident that their safety and the safety of those around them are our primary concern. Our QHSE management systems and training programs were developed based on common industry work practices, and by employees with on-site experience who understand the risk and physical challenges of the offshore work environment. The management systems of our business units have been independently assessed and registered compliant with ISO 9001 (Quality Management Systems) and ISO 14001 (Environmental Management Systems). Our safety management systems were created in accordance with OHSAS 45001.

Health and Safety during COVID-19

The nature of offshore operations requires our offshore crew members as well as our customers and vendors to periodically travel to and from vessels. The ongoing COVID-19 pandemic continues to present challenges, and in response we have implemented numerous health and safety protocols, including a vaccine requirement for offshore personnel where legally permissible and practical, isolation and health screenings prior to offshore travel and crew changes, limiting or altogether eliminating certain common areas aboard our vessels, mandatory face coverings, social distancing, extending the duration of certain offshore shifts to reduce travel and turnover, and immediate quarantine and definitive response protocols in the event any personnel are showing or reporting any potential symptoms. While many jurisdictions have substantially lifted restrictions in response to mass vaccination, we continue to closely monitor the COVID-19 pandemic and its evolving variants, and adjust our protocols based on the rate of spread in the communities where we operate and the COVID-19 vaccination status of our employees, customers, and vendors. We continue to evolve our protocols to align with what we understand to be best practices designed to protect our personnel, those partners with whom we work and their collective families.

Employee Engagement, Diversity and Inclusion

Employee Tenure and Turnover

We track tenure and voluntary employee turnover. We then use this data to develop our human capital strategy. In 2021, 63% of our workforce had been with the Company for five years or longer, and our global voluntary turnover rate was 12.4%. While these numbers provide valuable insight, the context surrounding these numbers provide an even clearer picture into our global workforce. The Siem Helix 1, the Siem Helix 2 and the Q7000 commenced operations in April 2017, December 2017 and January 2020, respectively. The initial mobilization of these vessels required hiring of new crew and individuals, which directly impacts the tenure percentages above and skews a greater number of employees into the zero-to-four years category.

Training, Engagement and Improvement

Proper and recurring training is necessary so our staff can be as prepared as possible to perform our operations safely. Our staff receives up to date and relevant training required for their jobs, and Helix leadership actively engages staff so that behaviors reflect the training and critical safety approach we all desire. The initial vessel orientation for new hires is the first of many steps in shaping those behaviors. Each vessel and shore-based employee is assigned a Qualifications and Training Matrix that specifies the qualifications and training that the employee is required to have for the applicable position. Training is tracked annually and evaluated to confirm the quality of training. Ongoing and thoughtful employee participation is a vital element in the success of our QHSE processes. While we believe in the strength and effectiveness of our QHSE programs, we continuously review how we can improve our control of QHSE risks through the behavior and feedback of our employees.

Diversity and Inclusion

We are committed to diversity and inclusion throughout our workforce. In 2021, our worldwide workforce represented 32 different nationalities. Our hiring managers and human resources departments in all regions partner to find the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information or any other basis that would be in violation of any applicable federal, state, local or international law. Employing people with different backgrounds, experiences and perspectives makes Helix a stronger business. To reinforce this commitment in the U.S. we have implemented a blind hiring initiative through which Human Resources can mask certain identifying characteristics of new hire candidates at the initial stages of the hiring process, including characteristics that may identify a person’s gender, race, disability, ethnicity or nationality. We are committed to attracting and retaining high-performing employees through this diverse talent base and evaluating and promoting throughout our organization based on skills and performance. The most recent statistics showing the breakdown of how our employees self-identify their ethnicity is available in our Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

GOVERNMENT REGULATION

Overview

We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions, and as such we are subject to numerous laws and regulations, including international treaties, flag state requirements, environmental laws and regulations, requirements for obtaining operating and navigation licenses, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our vessels and other assets operate or are registered, all of which can significantly affect the ownership and operation of our vessels and other assets. Beginning in 2019 we operate end of life offshore oil and gas wells, some of which are producing and which ultimately we plan to decommission. Being an owner and operator of wells subjects us to additional regulatory oversight from the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”).

International Conventions

Our vessels are subject to applicable international maritime convention requirements, which include, but are not limited to, the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention on Civil Liability for Oil Pollution Damage of 1969, the International Convention on Civil Liability for Bunker Oil Pollution Damage of 2001 (ratified in 2008), the International Convention for the Safety of Life at Sea of 1974 (“SOLAS”), the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), the Code for the Construction and Equipment of Mobile Offshore Drilling Units (the “MODU Code”), and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”). These regimes are applicable in most countries where we operate; however, the vessel’s flag state and the country where we operate may impose additional requirements, as described below. In addition, these conventions impose liability for certain environmental discharges, including strict liability in some cases.

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

International Overview

We provide services globally and generally can be subject to local laws and regulations wherever we operate. Those laws and regulations generally govern environmental, labor, health and safety and other matters. The regulatory regimes of the U.K. and Brazil are of particular importance given the locations of our current operations. The U.K. Continental Shelf in the North Sea is regulated by the Oil and Gas Authority (the “OGA”) in accordance with the Petroleum Act 1998. The OGA controls the Petroleum Operations Notices with which we comply for various well intervention and subsea construction projects, as required. The OGA also regulates the environmental requirements for our operations in the North Sea. We comply with the Oil Pollution Prevention and Control Regulations 2005 as required. In the North Sea, international regulations govern working hours and the working environment, as well as standards for diving procedures, equipment and diver health. We also note that the U.K.’s exit from the European Union (the “EU”) may result in the imposition of new laws, rules or regulations affecting operations inside U.K. territorial waters.

Our operations in Brazil are predominantly regulated by the Brazilian National Agency of Petroleum, Natural Gas and Biofuels, the federal government agency responsible for the regulation of the oil sector. Additional regulatory oversight is provided, among others, by the Brazilian Institute of the Environment and Renewable Natural Resources, which oversees Brazilian environmental legislation, implements the National Environmental Policy and exercises control and supervision of the use of natural resources, the Brazilian Health Regulatory Agency, which regulates products and services subject to health regulations, the Ministry of Labor, which regulates a variety of subjects including work-related accident prevention and the use of machinery and equipment, and the Brazilian Navy, which regulates maritime operations.

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

Local Content Requirements and Cabotage Rules

We are subject to local content requirements with respect to vessels, equipment and crews utilized in certain of our operations. Governments in some countries, notably in Brazil and in the West Africa region, remain active in establishing and enforcing such requirements along with other aspects of the energy industries in their respective countries.

A number of jurisdictions where we operate require that certain work may only be performed by vessels built and/or registered in that jurisdiction. In some instances, an exemption may be available, or we may be subject to an additional tax to use a non-local vessel. In the U.S., we are subject to the Coastwise Merchandise Statute (commonly known as the “Jones Act”), which generally provides that only vessels built in the U.S., owned 75% by U.S. citizens, and crewed by U.S. citizen seafarers may transport merchandise between points in the U.S. The Jones Act has been applied to offshore oil and gas and wind farm work in the U.S. through interpretations by the CBP.

BOEM and BSEE

Our business is affected by laws and regulations as well as changing tax laws and policies relating to the offshore energy industry in general. The operation of oil and gas properties located on the OCS is regulated primarily by BOEM and BSEE. Among other requirements, BOEM requires lessees of OCS properties to post bonds or provide other adequate financial assurance in connection with the P&A of wells located offshore and the removal of production facilities. Following the Deepwater Horizon incident in April 2010, BSEE implemented enhanced standards for companies engaged in the development of offshore oil and gas wells. As an owner and operator of wells located on the OCS, we are required to have a BSEE-approved Oil Spill Response Plan. BSEE also oversees requirements relating to well control equipment utilized during intervention and decommissioning operations. As a provider of well control equipment, we are subject to these regulations for operation, maintenance and surface and subsea testing of our equipment during intervention and decommissioning operations.

Other Regulatory Impact

Additional proposals and proceedings before various international, federal and state regulatory agencies and courts could affect the energy industry, including curtailing production and demand for fossil fuels. We cannot predict when or whether any such proposals may become effective, or how they will be interpreted or enforced.

ENVIRONMENTAL REGULATION

Overview

Our operations are subject to a variety of national (including federal, state and local) and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce these laws that are often complex, costly to comply with, and carry substantial administrative, civil and possibly criminal penalties for compliance failure. Under these laws and regulations, we may be liable for remediation or removal costs, damages, civil, criminal and administrative penalties and other costs associated with releases of hazardous materials (including oil) into the environment, and that liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time those acts were performed. Some of the environmental laws and regulations applicable to our business operations are discussed below, but this discussion does not cover all environmental laws and regulations that govern or otherwise affect our operations.

MARPOL

The U.S. is one of approximately 175 member countries party to the International Maritime Organization (“IMO”), an agency of the United Nations responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. The IMO has negotiated MARPOL, which imposes on the shipping industry environmental standards relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage, and air emissions.

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

Current Compliance and Potential Impact

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

INSURANCE MATTERS

Our businesses involve a high degree of operational risk. Hazards such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions and operational hazards such as rigging failures, human error, or accidents are inherent in marine operations. These hazards can cause marine and subsea operational equipment failures resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of operations. Damages arising from such occurrences may result in claims that could be significant.

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

We maintain Operator Extra Expense coverage that provides up to $150 million of coverage per each loss occurrence for a well control issue on oil and gas properties where we are the operator. Separately, we also maintain $500 million of liability insurance. For any given oil spill event we maintain up to $650 million of insurance coverage.

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

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.helixesg.com. Copies of this Annual Report for the year ended December 31, 2021, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “For the Investor” section of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and our Corporate Sustainability Report. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Internet address of the SEC’s website is www.sec.gov.

We satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and any waiver from any provision of those codes by posting that information in the “For the Investor” section of our website at www.helixesg.com.

From time to time, we also provide information about Helix on social media, including on Facebook (www.facebook.com/HelixEnergySolutionsGroup), Instagram (www.instagram.com/helixenergysolutions), LinkedIn (www.linkedin.com/company/helix-energy-solutions-group), Twitter (@Helix_ESG) and YouTube (www.youtube.com/user/HelixEnergySolutions).

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

Intervention Riser System (IRS):  A subsea system that establishes a direct connection from a well intervention vessel, through a rigid riser, to a conventional or horizontal subsea tree in depths up to 10,000 feet. An IRS can be utilized for wireline intervention, production logging, coiled tubing operations, well stimulation, and full plug and abandonment operations, and provides well control in order to safely access the well bore for these activities.

Intervention system:  A subsea system that establishes a direct connection from a well intervention vessel to a subsea well in order to provide well control to safely access the well bore for well intervention activities. Intervention systems include Intervention Riser Systems (IRSs), Subsea Intervention Lubricators (SILs) and the Riserless Open-water Abandonment Module (ROAM).

Plug and Abandonment (P&A):  P&A operations usually consist of placing several cement plugs in the well bore to isolate the reservoir and other fluid-bearing formations when a well reaches the end of its lifetime.

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

Remotely Operated Vehicle (ROV):  A robotic vehicle used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations. ROV also includes ROVDrill, a seabed-based geotechnical investigation system deployed with an ROV system capable of taking cores from the seafloor in water depths up to 6,500 feet.

Saturation diving:  Divers working from special chambers for extended periods at a pressure equivalent to the pressure at the work site, generally required for work in water depths between 200 and 1,000 feet.

Spot vessels:  Vessels not owned or under long-term charter but contracted on a short-term basis typically to perform specific projects.

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

Trencher or trencher system:  A subsea robotics system capable of providing post-lay trenching, inspection, burial and maintenance of submarine cables, flowlines and umbilicals in water depths of 30 to 7,200 feet across a range of seabed and environmental conditions.

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

Market and Industry Risks

Our business is adversely affected by low oil and gas prices, which occur in a cyclical oil and gas market that continues to experience volatility.

Our services are substantially dependent upon the condition of the oil and gas market, and in particular, the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations. Although our services are used for other operations during the entire lifecycle of a well, when industry conditions are unfavorable, oil and gas companies typically reduce their budgets for expenditures on all types of operations and defer certain activities to the extent possible.

The price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations significantly contributed to the slowdown and uncertainty in the global economy. The ongoing COVID-19 pandemic has caused uncertainty and volatility in oil prices, which has led to reduced operating and capital spending by our oil and gas production customers. Continued oil and gas volatility and the responses thereto will continue to adversely impact our financial condition and results of operations.

The levels of both capital and operating expenditures largely depend on the prevailing view of future oil and gas prices, which is influenced by numerous factors, including:

●	worldwide economic activity and general economic and business conditions, including the interest rate environment and cost of capital as well as access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by OPEC and/or OPEC+;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the exploration and production of onshore shale oil and natural gas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;
●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;
●	technological advances affecting energy exploration, production, transportation and consumption;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions, natural disasters, and epidemic and pandemic diseases, including the ongoing COVID-19 pandemic;
●	laws, regulations and policies directly related to the industries in which we provide services, including restrictions on oil and gas leases, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	tax laws, regulations and policies.

A prolonged period of low level of activity by offshore oil and gas operators may continue to adversely affect demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general, all of which could lead to lower utilization of available vessels or similar assets and correspondingly downward pressure on the rates we can charge for our services. Given that our business is adversely affected by low oil prices, especially the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations, the persistence of such conditions would negatively impact those companies’ willingness and ability to make those expenditures. Additionally, our customers, in reaction to negative market conditions, may continue to seek to negotiate contracts at lower rates, both during and at the expiration of the term of our contracts, to cancel earlier work and shift it to later periods, or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. The extent of the impact of these conditions on our results of operations and cash flows depends on the length and severity of an unfavorable industry environment and the potential decreased demand for our services.

The ongoing COVID-19 pandemic could continue to disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations such as shelter-in-place orders, quarantines, travel bans and similar restrictions in efforts to control its spread. As of December 31, 2021, despite the rollout of vaccines and the successes of mitigation efforts, the global pandemic remains ongoing. New strains of coronavirus have arisen and may continue to be identified that may be more contagious, more severe, and for which vaccinations may not be effective. Furthermore, although vaccines have been identified, their efficacy and rollout pose logistical and other challenges. The pandemic resulted in the global economy experiencing a significant slowdown and uncertainty in 2020, which led to a precipitous decline in oil prices in response to demand concerns, as further discussed throughout these Risk Factors. These events resulted in reduced operating and capital spending by oil and gas producers. Although the oil and gas market has recovered since 2020, we expect that the ongoing nature of the pandemic will continue to create market disruption and uncertainty that may undermine the confidence in overall industry viability. We are currently unable to predict the duration or severity of the ongoing pandemic or the responses thereto, and these events may continue to adversely impact our financial condition and results of operations.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations. We have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, however those may not prove fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew (including customer crew), being quarantined and therefore impede the vessel’s ability to generate revenue. We have experienced several instances of COVID-19 among our offshore crew, and although to date we have managed to avoid major operational disruptions, there can be no guarantee that will remain the case. We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen. Further, we have been and may continue to be impacted by a decline in the available offshore workforce, whether due to the spread of COVID-19, considerations related to our protocols, attrition from our industry, or a combination of the foregoing.

We are subject to the effects of changing prices.

Inflation rates have been relatively low and stable over the previous three decades; however, in 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic, inflation rates began to rise significantly. We bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. Although we are able to reduce some of our exposure to price increases through the rates we charge, competitive market pressures may affect our ability to pass along price adjustments, which may result in reductions in our operating margins and cash flows in the future.

Business and Operational Risks

Our backlog may not be ultimately realized for various reasons, and our contracts may be terminated early.

As of December 31, 2021, backlog for our services supported by written agreements or contracts totaled $348 million, of which $246 million is expected to be performed in 2022.

We may not be able to perform under our contracts for various reasons giving our customers certain contractual rights under their contracts with us, which ultimately could include termination of a contract. In addition, our customers may seek to cancel, terminate, suspend or renegotiate our contracts in the event of our customers’ diminished demand for our services due to global or industry conditions affecting our customers and their own revenues. Some of these contracts provide for a cancellation fee that is substantially less than the expected rates from the contracts. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under a contract, in which case a customer may repudiate or seek to cancel or renegotiate the contract. The repudiation, early cancellation, termination or renegotiation of our contracts by our customers could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we may incur capital costs, we may charter vessels for the purpose of performing these contracts, and/or we may forgo or not seek other contracting opportunities in light of these contracts.

A large portion of our current backlog is concentrated in a small number of long-term contracts that we may fail to renew or replace.

Although historically our service contracts were of relatively short duration, over the past few years we performed a number of long-term contracts, including the five-year contract with BP for work in the Gulf of Mexico, the four-year contracts with Petrobras for well intervention services offshore Brazil and the seven-year contract for the HP I. We completed the contracts with BP and with Petrobras for the Siem Helix 1 during 2021 and extended the contract with Petrobras for the Siem Helix 2 at reduced rates for one year until December 2022. As of December 31, 2021, the Petrobras contract for the Siem Helix 2 and the contract for the HP I represented approximately 44% of our total backlog. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter-term contracts. Furthermore, our ability to extend, renew or replace our long-term contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will continue to depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, as we have experienced, we may not be able to extend, renew or replace the contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

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

Continued industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us. In the event one or more of our customers is adversely affected by the ongoing COVID-19 pandemic or otherwise, our business with them may be affected. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent.

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

We own vessels, systems and other equipment for which there are ongoing costs, including maintenance, manning, insurance and depreciation. We may also construct assets without first obtaining service contracts covering the cost of those assets. Our failure to secure contracts for vessels or other assets could materially adversely affect our financial position, results of operations and cash flows.

Further, we charter our robotics support vessels under time charter agreements. We also have entered into long-term charter agreements for the Siem Helix 1 and Siem Helix 2 vessels. Should our contracts with customers be canceled, terminated or breached and/or if we do not secure work for the chartered vessels, we are still required to make charter payments. Making those payments absent revenue generation could have a material adverse effect on our financial position, results of operations and cash flows.

Asset upgrade, modification, refurbishment, repair, dry dock and construction projects, and customer contractual acceptance of vessels, systems and other equipment, are subject to risks, including delays, cost overruns, loss of revenue and failure to commence or maintain contracts.

We incur significant upgrade, modification, refurbishment, repair and dry dock expenditures on our fleet from time to time. We also construct or make capital improvements to other assets. While some of these capital projects are planned, some are unplanned. Additionally, as assets age, they are more likely to be subject to higher maintenance and repair activities. These projects are subject to the many risks, including delay and cost overruns, inherent in any large capital project.

Actual capital expenditures could materially exceed our estimated or planned capital expenditures. Moreover, assets undergoing upgrades, modifications, refurbishments, repairs or dry docks may not earn revenue during the period they are out of service. Any significant period of such unplanned activity for our assets could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, delays in the delivery of vessels and other assets being constructed or undergoing upgrades, modifications, refurbishments, repairs, or dry docks may result in delay in customer acceptance and/or contract commencement, resulting in a loss of revenue and cash flow to us, and may cause our customers to seek to terminate or shorten the terms of their contracts with us and/or seek damages under applicable contract terms. In the event of termination or modification of a contract due to late delivery, we may not be able to secure a replacement contract on favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may not be able to compete successfully against current and future competitors.

The industries in which we operate are highly competitive. An oversupply of offshore drilling rigs coupled with a significant slowdown in industry activities results in increased competition from drilling rigs as well as substantially lower rates on work that is being performed. Several of our competitors are larger and have greater financial and other resources to better withstand a prolonged period of difficult industry conditions. In order to compete for customers, these larger competitors may undercut us by reducing rates to levels we are unable to withstand. Further, certain other companies may seek to compete with us by hiring vessels of opportunity from which to deploy modular systems and/or be willing to take on additional risks. If other companies relocate or acquire assets for operations in the regions in which we operate, levels of competition may increase further and our business could be adversely affected.

The actual or perceived lack of sustainability of the oil and gas sector, or our failure to adequately implement and communicate ESG initiatives that demonstrate our own sustainability, may adversely affect our business.

Sustainability and ESG initiatives remain increasingly important factors in assessing a company’s outlook, as investors look to identify factors that they believe inform a company’s ability to create long-term value. We understand we have an important role to play as a steward of the people, communities and environments we serve, and we regularly look for ways to emphasize and improve our own ESG record. However the nature of the oil and gas sector in which we predominantly operate may impact in the near or long term sustainability sentiment of investors, lenders, other industry participants and individuals, as the global markets shift towards green energy and environmental conservation. This sentiment may in turn lead to a lack of investment, investability or borrowing capital, or a more negative overall perception related to the fossil fuel industry. Further, we may not succeed in implementing or communicating an ESG message that is well understood or received. As a result we may experience diminished reputation or sentiment, reduced access to capital markets and/or increased cost of capital, an inability to attract and retain talent, and loss of customers or vendors.

Failure to protect our intellectual property or other technology may adversely affect our business.

Our industry is highly technical. We utilize and rely on a variety of advanced assets and other tools, such as our vessels, DP systems, intervention systems, ROVs and trenchers, to provide customers with services designed to meet the technological challenges of their subsea activities worldwide. In some instances we hold intellectual property (“IP”) rights related to our business. We rely significantly on proprietary technology, processes and other information that are not subject to IP protection, as well as IP licensed from third parties. We employ confidentiality agreements to protect our IP and other proprietary information, and we have management systems in place designed to protect our legal and contractual rights. We may be subject to, among other things, theft or other misappropriation of our IP and other proprietary information, challenges to the validity or enforceability of our or our licensors’ IP rights, and breaches of confidentiality obligations. These risks are heightened by the global nature of our business, as effective protections may be limited in certain jurisdictions. Although we endeavor to identify and protect our IP and other confidential or proprietary information as appropriate, there can be no assurance that these measures will succeed. Such a failure could result in an interruption in our operations, increased competition, unplanned capital expenditures, and exposure to claims. Any such failure could have a material adverse effect on our business, competitive position, financial position, results of operations and cash flows.

Our North Sea business typically declines in the winter, and weather can adversely affect our operations.

Marine operations conducted in the North Sea are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are more favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. As is common in our industry, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Certain areas in which we operate experience unfavorable weather conditions including hurricanes and extreme storms on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the Gulf of Mexico and the North Sea are susceptible to damage and/or total loss by these weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to adjust service operations or curtail operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these weather conditions, we may experience disruptions in our operations if our personnel is adversely impacted, or because customers may adjust their offshore activities due to damage to their assets, platforms, pipelines and other related facilities.

The operation of marine vessels is risky, and we do not have insurance coverage for all risks.

Vessel-based offshore services involve a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. Damage arising from such occurrences may result in assertions of our liability. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful liability claim for which we are not fully insured could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, we can provide no assurance that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers require broad exclusions for losses due to war risk and terrorist acts, and limitations for wind storm damage. The current insurance on our assets is in amounts approximating replacement value. In the event of property loss due to a catastrophic disaster, mechanical failure, collision or other event, insurance may not cover a substantial loss of revenue, increased costs and other liabilities, and therefore the loss of any of our assets could have a material adverse effect on us.

Our oil and gas operations involve a high degree of operational, contractual and financial risk, particularly risk of personal injury, damage, loss of equipment and environmental incidents.

In January 2019 we began owning oil and gas properties as part of our strategy to secure utilization for our vessels, systems and other equipment. Engaging in oil and gas production and transportation operations subjects us to certain risks inherent in the ownership and operation of oil and gas wells, including but not limited to uncontrolled flows of oil, gas, brine or well fluids into the environment; blowouts; cratering; pipeline or other facility ruptures; mechanical difficulties or other equipment malfunction; fires, explosions or other physical damage; hurricanes, storms and other natural disasters and weather conditions; and pollution and other environmental damage; any of which could result in substantial losses to us. Although we maintain insurance against some of these risks we cannot insure against all possible losses. Furthermore, such operations necessarily involve some degree of contractual counterparty risk, including for the transportation, marketing and sale of such production, and to the extent we have partners in any of the properties we own or operate. As a result, any damage or loss not covered by our insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our operations outside of the U.S. subject us to additional risks.

Our operations outside of the U.S. are subject to risks inherent in foreign operations, including:

●	the loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;
●	increases in taxes and governmental royalties;
●	laws and regulations affecting our operations, including with respect to customs, assessments and procedures, and similar laws and regulations that may affect our ability to move our assets in and out of foreign jurisdictions;
●	renegotiation or abrogation of contracts with governmental and quasi-governmental entities;
●	changes in laws and policies governing operations of foreign-based companies;
●	currency exchange restrictions and exchange rate fluctuations;
●	global economic cycles;
●	restrictions or quotas on production and commodity sales;
●	limited market access; and
●	other uncertainties arising out of foreign government sovereignty over our international operations.

Certain countries have in place or are in the process of developing complex laws for foreign companies doing business in these countries, such as local content requirements. Some of these laws are difficult to interpret, making compliance uncertain, and others increase the cost of doing business, which may make it difficult for us in some cases to be competitive. The combination of such laws with the local requirements and logistics necessitated by the ongoing COVID-19 pandemic have further increased the challenges of doing business in these countries. In addition, laws and policies of the U.S. affecting foreign trade, taxation and other commercial activity may adversely affect our international operations.

Financial and Liquidity Risks

Our indebtedness and the terms of our indebtedness could impair our financial condition and our ability to fulfill our debt obligations or otherwise limit our business and financial activities.

As of December 31, 2021, we had consolidated indebtedness of $305 million. The level of indebtedness may have an adverse effect on our future operations, including:

●	limiting our ability to refinance maturing debt or to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;
●	increasing our vulnerability to a continued general economic downturn, competition and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged;
●	increasing our exposure to potential rising interest rates for the portion of our borrowings at variable interest rates;
●	reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flows to service debt obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	limiting our ability to expand our business through capital expenditures or pursuit of acquisition opportunities due to negative covenants in credit facilities that place limitations on the types and amounts of investments that we may make;
●	limiting our ability to use, or post security for, bonds or similar instruments required under the laws of certain jurisdictions with respect to, among other things, the temporary importation of vessels, systems and other equipment and the decommissioning of offshore oil and gas properties; and
●	limiting our ability to sell assets or use proceeds from certain asset sales for purposes other than debt repayment.

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

Because we are a global company, our international operations are exposed to foreign currency exchange rate risks on all contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we may be at risk of changes in the exchange rates between the U.S. dollar and such currencies. We may receive payments in a currency that is not easily traded and may be illiquid, unable to be hedged, or subject to exchange controls that limit the currency’s ability to be converted into a more liquid currency, and we may be at risk of devaluation until such time as the currency may be able to be converted or spent. As of December 31, 2021, we had approximately $10.5 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls limit our ability to convert our Nigerian Naira into U.S. dollars.

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

On December 20, 2019, CBP finalized a new set of rulings (the “2019 CBP Rulings”) that (i) restrict the scope of items that may be transported aboard non-coastwise qualified vessels on the OCS and (ii) establish rules regarding incidental vessel movements related to offshore lifting operations. The 2019 CBP Rulings constitute a significant step towards establishing a predictable regime of regulation for offshore operations. We are aware, however, that certain organizations are seeking to overturn the 2019 CBP Rulings, particularly with respect to offshore lifting operations. CBP, its parent agency, the Department of Homeland Security, the federal courts or the U.S. Congress could revisit the issue and, if a challenge to the 2019 CBP Rulings were successful along the lines sought by those organizations, the resulting interpretation of the Jones Act could adversely impact the operations of non-coastwise qualified vessels working in the Gulf of Mexico, and could potentially make it more difficult and/or costly to perform our offshore services in the area.

On January 1, 2021, the National Defense Authorization Act for fiscal year 2021 came into force which, among other things, extended federal law, including the Jones Act, to U.S. offshore wind farm projects, making it more difficult and/or costly to provide for U.S. renewables customers the services that we currently provide for renewables customers in the North Sea and Asia Pacific.

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

As a multi-national organization, we are subject to taxation in multiple jurisdictions. Tax laws are dynamic and continue to evolve as new legislation is enacted and interpretive guidance issued. Additionally, the EU and organizations such as the Organization for Economic Co-operation and Development continue to promote increased disclosure and transparency, which may increase our overall compliance costs or have other adverse effects on us.

Enhanced regulations for deepwater offshore drilling may reduce the need for our services.

Exploration and development activities and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulations. To conduct deepwater drilling in the Gulf of Mexico, an operator is required to comply with existing and newly developed regulations and enhanced safety standards. Before drilling may commence, BSEE conducts many inspections of deepwater drilling operations for compliance with its regulations. Operators also are required to comply with Safety and Environmental Management System (“SEMS”) regulations within the deadlines specified by the regulations and confirm that their contractors have SEMS-compliant safety and environmental policies and procedures in place. Additionally, each operator must demonstrate that it has containment resources that are available promptly in the event of a loss of well control. It is expected that government authorities, including BOEM and BSEE, will continue to issue further regulations regarding deepwater offshore drilling. Our business, a significant portion of which is in the Gulf of Mexico, provides development services to newly drilled wells, and therefore relies heavily on the industry’s drilling of new oil and gas wells. If the issuance of drilling or other permits is significantly delayed, or if other oil and gas operations are delayed or reduced due to increased costs of complying with regulations, demand for our services may also decline. Moreover, if our assets are not redeployed such that we can provide our services at profitable rates, our business, financial condition, results of operations and cash flows would be materially adversely affected.

In January 2021, the U.S. Department of the Interior issued Order No. 3395, “Temporary Suspension of Delegated Authority” (“Order 3395”), suspending the authority of the Department of Interior’s Bureaus and Offices to, among other things, issue any fossil fuel authorization including a lease, contract, or other agreement or drilling permit, and thereafter President Biden signed Executive Order 14008 (“EO 14008” and together with Order 3395, the “Orders”) which, among other things, established a moratorium on new oil and gas leasing of public lands and offshore waters pending the completion of a comprehensive review and reconsideration of federal oil and gas permitting and lease practices. While certain portions of the Orders have subsequently been challenged in the court system and the ultimate interpretation and enforcement of the Orders remains uncertain at this time, they appear reflective of a broader regulatory agenda that may pose additional challenges for the industries we serve. The Orders and other similar regulation may directly impede our operations or ability to service our customers’ needs. Such regulations could also result in offshore drilling rigs being diverted to well intervention work, which may create more competition for the services we offer. Such regulations may also affect oil and gas prices, which could impact the demand for our services. Such impediments, competition or reduction in activity could have a material adverse effect on our operations, competitive position, results of operations and cash flows.

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

Our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, including recently in connection with industry downturn, the effects of the ongoing COVID-19 pandemic, and a decline in sentiment towards fossil fuels. Many companies, including us, have had employee layoffs as a result of reduced business activities in an industry downturn. Our success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. The delivery of our services also requires personnel with specialized skills, qualifications and experience. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled, qualified and experienced workers, and we may have competition for personnel with the requisite skill set.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk as some of our onshore personnel continue to work remotely as a result of the ongoing COVID-19 pandemic.

In addition to our own systems and networks, we use third-party service providers to process certain data or information on our behalf. Due to applicable laws and regulations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent it relates to information we share with them. Although we seek to require that these service providers implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.

Despite our efforts to continually refine our procedures, educate our employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Our potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in our business operations. In addition, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we would not necessarily know the impact to our systems or networks, costs and actions required to fully remediate and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our vessels or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.

Certain provisions of our corporate documents, financial arrangements and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment arrangements with all of our executive officers that could require cash payments, terms in our convertible senior notes that could increase the applicable conversion rate and covenants in our asset-based credit agreement (the “ABL Facility”) that could put in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2021, our fleet included six owned vessels, six IRSs, three SILs, the ROAM, 43 ROVs and four trenchers. We also had four vessels under long-term charter. All of our vessels, both owned and chartered, have DP capabilities specifically designed to meet the needs of our customers’ offshore and deepwater activities. Our Seawell and Well Enhancer vessels also have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2021 (1)

		Placed
	Flag	in	Length
	State	Service (2)	(Feet)	DP
Floating Production Unit —
Helix Producer I	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (3)	U.S.	4/2002	312	DP3
Seawell (4)	U.K.	7/2002	368	DP2
Well Enhancer (4)	U.K.	10/2009	432	DP2
Q5000	Bahamas	4/2015	358	DP3
Siem Helix 1 (5)	Bahamas	6/2016	521	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	DP3
Q7000	Bahamas	1/2020	320	DP3
6 IRSs, 3 SILs and the ROAM (6)	—	Various	—	—
Robotics —
43 ROVs and 4 Trenchers (4), (7)	—	Various	—	—
Grand Canyon II (5)	Norway	4/2015	419	DP3
Grand Canyon III (5)	Norway	5/2017	419	DP3
(1)	We maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the charters for our chartered vessels commenced, as applicable.
(3)	Subject to a vessel mortgage securing our MARAD Debt described in Note 8.
(4)	Serves as security for the ABL Facility described in Note 8.
(5)	Vessel under long-term charter agreement.
(6)	We own a 50% interest in the 15K IRS and the ROAM, both of which we jointly developed with Schlumberger.
(7)	Average age of our fleet of ROVs and trenchers is approximately 11.3 years.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	67	President, Chief Executive Officer and Director
Erik Staffeldt	50	Executive Vice President and Chief Financial Officer
Scott A. Sparks	48	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	46	Senior Vice President, General Counsel and Corporate Secretary

Owen Kratz is President and Chief Executive Officer of Helix. He was named Executive Chairman in October 2006 and served in that capacity until February 2008 when he resumed the position of President and Chief Executive Officer. He served as Helix’s Chief Executive Officer from April 1997 until October 2006. Mr. Kratz served as President from 1993 until February 1999, and has served as a Director since 1990 (including as Chairman of our Board from May 1998 to July 2017). He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined Cal Dive International, Inc. (now known as Helix) in 1984 and held various offshore positions, including saturation diving supervisor, and management responsibility for client relations, marketing and estimating. From 1982 to 1983, Mr. Kratz was the owner of an independent marine construction company operating in the Bay of Campeche. Prior to 1982, he was a superintendent for Santa Fe and various international diving companies, and a diver in the North Sea. From February 2006 to December 2011, Mr. Kratz was a member of the Board of Directors of Cal Dive International, Inc., a once publicly traded company, which was formerly a subsidiary of Helix. Mr. Kratz has a Bachelor of Science degree from State University of New York.

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Prior thereto he was Senior Vice President and Chief Financial Officer beginning in June 2017. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director from February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 until June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015 until December 2021. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 26 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and Loyola University in New Orleans with an MBA, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 31 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Senior Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 21 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, most recently serving as Helix’s Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Mr. Neikirk oversees Helix’s legal, human resources, and contracts and insurance functions. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 17, 2022, the closing sale price of our common stock on the NYSE was $4.18 per share. As of February 17, 2022, there were 284 registered shareholders and approximately 93,650 beneficial shareholders of our common stock.

We have not declared or paid cash dividends on our common stock in the past nor do we intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. In addition, our current financing arrangements restrict the payment of cash dividends on our common stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations “— Liquidity and Capital Resources.”

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2016 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2021 (the “Peer Group”) including the following companies: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Nabors Industries Ltd., Newpark Resources, Inc., NOV Inc., Oceaneering International, Inc., Oil States International, Inc., RPC, Inc., Schlumberger Limited, TETRA Technologies, Inc., and Transocean Ltd. The returns of each member of the Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2021 and have been adjusted for the reinvestment of any dividends. We believe that the members of the Peer Group provide services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2016 in our common stock at the closing price on that date price and on December 31, 2016 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — (64.6)%; the Peer Group — (58.5)%; the OSX — (68.4)%; and S&P 500 — 133.4%. These results are not necessarily indicative of future performance.

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,

OSX and Peer Group

	As of December 31,
	2016	2017	2018	2019	2020	2021
Helix	$100.0	$85.5	$61.3	$109.2	$47.6	$35.4
Peer Group Index	$100.0	$85.7	$49.5	$53.3	$32.8	$41.5
Oil Service Index	$100.0	$82.8	$45.4	$45.1	$26.1	$31.6
S&P 500	$100.0	$121.8	$116.5	$153.2	$181.4	$233.4

Source: Bloomberg

Issuer Purchases of Equity Securities

			(c)
			Total number of	(d)
			shares	Maximum
	(a)	(b)	purchased as	number of shares
	Total number	Average	part of publicly	that may yet be
	of shares	price paid	announced	purchased under
Period	purchased (1)	per share	program	the program (2) (3)
October 1 to October 31, 2021	—	$—	—	7,908,635
November 1 to November 30, 2021	—	—	—	7,908,635
December 1 to December 31, 2021	37,842	3.25	—	8,182,193
	37,842	$3.25	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.
(2)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 14), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11.
(3)	In December 2021, we issued 273,558 shares of restricted stock to independent members of our Board. In January 2022, we issued 15,775 shares of restricted stock to certain independent members of our Board who elected to take their 2021 quarterly fees in stock in lieu of cash. These issuances increase the number of shares available for repurchase under our stock repurchase program by a corresponding amount.

Item 6. [Reserved]

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. The services we offer to the oil and gas market cover the lifecycle of an offshore oil or gas field, and the services we offer to the renewable energy market are currently focused on offshore wind farm projects, including trenching and cable burial and seabed clearance operations. Our well intervention fleet includes seven purpose-built well intervention vessels and 10 intervention systems. Our robotics equipment includes 43 work-class ROVs and four trenchers. We charter robotics support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and several other factors, including:

●	worldwide economic activity and general economic and business conditions, including access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by OPEC and/or OPEC+;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the exploration and production of onshore shale oil and natural gas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;
●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;
●	technological advances affecting energy exploration, production, transportation and consumption;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions, natural disasters, and epidemic and pandemic diseases, including the ongoing COVID-19 pandemic;
●	laws, regulations and policies directly related to the industries in which we provide services, including restrictions on oil and gas leases, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	domestic and international tax laws, regulations and policies.

Crude oil prices historically have been volatile, which volatility has been exacerbated by the ongoing COVID-19 pandemic. Prices declined significantly in 2020 but have since recovered their losses and are at their highest levels since 2014, but their stability remains uncertain. The decline in oil prices in 2020 and the overall volatility and uncertainty in prices, in addition to the shift in resource allocation to renewable energy, caused oil and gas companies to drastically reduce spending (on both operational activities and capital projects). These factors have led to a decrease in the demand and rates for services provided by offshore oil and gas services providers, but the increases in oil prices in 2021, as well as the outlook for higher sustained oil prices beyond 2021, could lead to higher customer spending for the industry.

Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Lower volumes of work and lower day rates quoted by drilling rig contractors, combined with rig overhang, affects the utilization and/or rates we can achieve for our assets and services. Furthermore, additional volatile and uncertain macroeconomic conditions in some regions and countries around the world as well as ESG initiatives may impact our existing contracts and contracting opportunities and may introduce further volatility into our operations and/or financial results.

The ongoing COVID-19 pandemic has resulted in new market dynamics and challenges to us, including increased costs related to our supply chain, logistics and human capital resources. We have sought to minimize the direct impact of COVID-19 on our offshore workforce with crew changes that comport with travel restrictions and quarantine measures. While the full impact of the COVID-19 pandemic, including the duration of its negative impact on economic activity, remains unknown, we expect such impact to continue to be felt by our industry into the foreseeable future. The uncertainty and other conditions of the current environment have resulted in challenges to renew or secure long-term contracts for our vessels and systems, as operators have been less willing to commit to future spending. These developments have also impacted, and are expected to continue to impact, many other aspects of our industry and the global economy, including limiting access to and use of capital across various sources and markets, disrupting supply chains and increasing costs, and negatively affecting human capital resources including complicating offshore crew changes due to health and travel restrictions as well as the overall health of the global workforce.

Over the near-term, as oil and gas companies evaluate their budgetary spend allocations, we expect they may be weighted towards short-cycle production enhancement of existing wells rather than new long-cycle exploration projects, as historically enhancement is less expensive per incremental barrel of oil than exploration. Over the longer term, we expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. Moreover, as the subsea tree base expands and ages, the demand for P&A services should persist. Our well intervention and robotics operations service the lifecycle of an oil and gas field and provide P&A services at the end of the life of a field as required by governmental regulations, and we believe that we have a competitive advantage in performing these services efficiently.

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

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, in 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic, inflation rates began to rise significantly. Although we are able to reduce some of our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future.

Business Activity Summary

In recent years, we have maintained a relatively strong balance sheet and enhanced our financial position through various means including securities offerings (the last of which occurred in August 2020) and executing a new five-year credit facility during 2021, which have allowed us to focus on our operations.

We re-activated the Q7000 in January 2021 and the Seawell in June 2021 after warm-stacking the vessels during part of 2020 due in part to the COVID-19 pandemic. The Q7000 performed well intervention work offshore Nigeria for most of 2021. The Seawell performed various work scopes in the North Sea during the second and third quarters of 2021.

In March 2021, we entered into a new agreement to provide various operators with access to the HFRS for well control purposes in the Gulf of Mexico through at least March 31, 2023.

We completed our five-year contract with BP for the Q5000 in April 2021. We also completed our four-year contracts with Petrobras for the Siem Helix 1 in August 2021 and the Siem Helix 2 in December 2021. Both the Q5000 and the Siem Helix 1 are currently working in the spot market. The Petrobras contract for the Siem Helix 2 was extended at reduced rates for one year until December 2022.

During 2021, we continued to improve our health and safety protocols in order to navigate through the COVID-19 pandemic, including significant measures to protect both onshore and offshore personnel.

We have continued to expand our services and offerings into the offshore renewable energy sector. During 2021, we performed site clearance and/or ROV support work on multiple renewable energy projects in the Asia Pacific and North Sea regions.

Backlog

Backlog is defined as firm commitments represented by signed contracts. As of December 31, 2021, our consolidated backlog totaled $348 million, of which $246 million is expected to be performed in 2022. As of December 31, 2021, our contract with Petrobras to provide well intervention services offshore Brazil with the Siem Helix 2 chartered vessel and our fixed fee agreement for the HP I represented approximately 37% of our total backlog. As of December 31, 2020, the total backlog associated with our operations was $407 million. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

RESULTS OF OPERATIONS

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

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(61,684)	$20,084	$57,697
Adjustments:
Income tax provision (benefit)	(8,958)	(18,701)	7,859
Net interest expense	23,201	28,531	8,333
(Gain) loss on extinguishment of long-term debt	136	(9,239)	18
Other (income) expense, net	1,490	(4,724)	(1,165)
Depreciation and amortization	141,514	133,709	112,720
Goodwill impairment	—	6,689	—
Gain on equity investment	—	(264)	(1,613)
EBITDA	95,699	156,085	183,849
Adjustments:
(Gain) loss on disposition of assets, net	631	(889)	—
General provision (release) for current expected credit losses	(54)	746	—
Realized losses from foreign exchange contracts not designated as hedging instruments	—	(682)	(3,761)
Adjusted EBITDA	$96,276	$155,260	$180,088

The reconciliation of our cash flows from operating activities to free cash flow is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities	$140,117	$98,800	$169,669
Less: Capital expenditures, net of proceeds from sale of assets	(8,271)	(19,281)	(138,304)
Free cash flow	$131,846	$79,519	$31,365

Comparison of Years Ended December 31, 2021 and 2020

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. All material intercompany transactions between the segments have been eliminated in our consolidated financial statements, including our consolidated results of operations. The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2021	2020	Amount	Percent
Net revenues —
Well Intervention	$516,564	$539,249	$(22,685)	(4)%
Robotics	137,295	178,018	(40,723)	(23)%
Production Facilities	69,348	58,303	11,045	19%
Intercompany eliminations	(48,479)	(42,015)	(6,464)
	$674,728	$733,555	$(58,827)	(8)%

Gross profit (loss) —
Well Intervention	$(21,262)	$41,037	$(62,299)	(152)%
Robotics	13,441	22,716	(9,275)	(41)%
Production Facilities	25,024	17,883	7,141	40%
Corporate, eliminations and other	(1,810)	(1,727)	(83)
	$15,393	$79,909	$(64,516)	(81)%

Gross margin —
Well Intervention	(4)%	8%
Robotics	10%	13%
Production Facilities	36%	31%
Total company	2%	11%

Number of vessels or robotics assets (1) / Utilization (2)
Well intervention vessels	7 / 67%	7 / 67%
Robotics assets (3)	47 / 36%	49 / 34%
Chartered robotics vessels	3 / 97%	2 / 94%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under long-term charter, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered robotics vessels in 2021 and 2020 included 477 and 1,057 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs and trenchers.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2021	2020	(Decrease)
Well Intervention	$21,521	$15,039	$6,482
Robotics	26,958	26,976	(18)
	$48,479	$42,015	$6,464

Net Revenues. Our consolidated net revenues decreased by 8% in 2021 as compared to 2020, reflecting lower revenues from our Well Intervention and Robotics segments and higher intercompany eliminations, offset in part by higher revenues in our Production Facilities segment.

Our Well Intervention revenues decreased by 4% in 2021 as compared to 2020, primarily reflecting lower utilization on the Siem Helix 1 in Brazil, lower rates on the Q5000 and lower rates and utilization on the Q4000 in the Gulf of Mexico. These revenue decreases were offset in part by higher utilization on the Q7000 in West Africa, which was warm-stacked for most of 2020.

Our Robotics revenues decreased by 23% in 2021 as compared to 2020, primarily reflecting reduced seabed clearance days using spot vessels, as well as a reduction in trenching activities. Our results included 1,178 vessel days and 336 trenching days in 2021 as compared to 1,690 vessel days and 407 trenching days (including 161 days on third-party vessels) in 2020.

Our Production Facilities revenues increased by 19% in 2021 as compared to 2020, primarily reflecting higher oil and gas prices and higher production volumes from our wells as well as higher HFRS revenues.

The increase in intercompany eliminations was primarily attributable to higher eliminations related to revenues that our Well Intervention segment earned in 2021 associated with capital spending in our Production Facilities segment to perform recompletion work on our Droshky oil and gas properties.

Gross Profit (Loss). Our consolidated 2021 gross profit decreased by $64.5 million as compared to 2020, primarily reflecting lower gross profit in our Well Intervention and Robotics segments, offset in part by higher gross profit in our Production Facilities segment.

Our Well Intervention segment had a gross loss of $21.3 million in 2021 as compared to a gross profit of $41.0 million in 2020, primarily reflecting lower segment revenues as well as higher costs associated with our resumed activity in West Africa during 2021.

The gross profit related to our Robotics segment decreased by $9.3 million in 2021 as compared to 2020, primarily reflecting lower revenues, offset in party by lower costs due to fewer spot vessel days on site clearance projects.

The gross profit related to our Production Facilities segment increased by $7.1 million in 2021 as compared to 2020, primarily reflecting higher revenues during 2021.

Goodwill Impairment. The $6.7 million charge in 2020 reflected the impairment of the entire goodwill balance, which related to our acquisition of a controlling interest in Subsea Technologies Group Limited (“STL”) (Note 7).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $63.4 million in 2021 as compared to $61.1 million in 2020. The increase primarily reflects higher employee incentive compensation costs, offset in part by cost reduction measures and lower credit loss reserves. Our selling, general and administrative expenses in 2020 included a $2.7 million provision for current expected credit losses (Note 19).

Net Interest Expense. Our net interest expense totaled $23.2 million in 2021 as compared to $28.5 million in 2020, primarily reflecting a reduction in our overall debt levels and the elimination of accretion of debt discounts associated with our Convertible Senior Notes Due 2022 (the “2022 Notes”), Convertible Senior Notes Due 2023 (the “2023 Notes”) and Convertible Senior Notes Due 2026 (the “2026 Notes”) as a result of the adoption of Accounting Standards Update (“ASU”) No. 2020-06 beginning January 1, 2021, offset in part by higher yields on the 2026 Notes, which were issued during the third quarter 2020, and the cessation of interest capitalization with the completion of the Q7000 in 2020. Net interest expense in 2020 excluded $1.2 million in capitalized interest associated with the Q7000 (Note 8).

Gain (Loss) on Extinguishment of Long-term Debt. The $0.1 million loss on extinguishment of long-term debt in 2021 was associated with the full repayment of the term loan under our former credit agreement (the “Term Loan”), which was terminated in September 2021 concurrent with our entering into the ABL Facility (Note 8). The $9.2 million gain on extinguishment of long-term debt in 2020 was associated with the repurchase of $90.0 million in aggregate principal amount of the 2022 Notes and $95.0 million in aggregate principal amount of the 2023 Notes.

Other Income (Expense), Net. Net other expense was $1.5 million in 2021 primarily due to foreign currency transaction losses reflecting the weakening of the British pound. Net other income was $4.7 million in 2020 primarily due to foreign currency transaction gains reflecting the strengthening of the British pound.

Income Tax Benefit. Income tax benefit was $9.0 million for 2021 as compared to $18.7 million for 2020. The change in income tax benefit was primarily attributable to certain discrete adjustments, offset in part by the jurisdictional mix of earnings. In 2021 we recognized a $5.0 million benefit related to a reduction in our valuation allowance. In 2020 we recognized a $7.6 million benefit related to the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and an $8.3 million benefit related to a foreign subsidiary restructuring (Note 9). Absent these discrete events, income tax benefit would be $4.0 million and $2.8 million for 2021 and 2020, respectively.

Comparison of Years Ended December 31, 2020 and 2019

Various financial and operational highlights for the years ended December 31, 2020 and 2019 were previously presented in our 2020 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2021	2020
Net working capital	$251,255	$246,338
Long-term debt (1)	262,137	258,912
Liquidity	304,660	451,532
(1)	Current maturities of our long-term debt of $42.9 million and $90.7 million, respectively, are excluded from long-term debt. Long-term debt as of December 31, 2021 is net of unamortized debt issuance costs. Long-term debt as of December 31, 2020 is net of unamortized debt discounts and debt issuance costs. See Note 8 for information relating to our long-term debt, including the impact of our adoption of ASU No. 2020-06.

Net Working Capital

Net working capital is equal to current assets minus current liabilities. It measures short-term liquidity and operational efficiency and is important for predicting cash flow and debt requirements. Our net working capital includes current maturities of our long-term debt.

Liquidity

Liquidity, as defined by us, is equal to cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at December 31, 2021 included $253.5 million of cash and cash equivalents and $51.1 million of available borrowing capacity under the ABL Facility (Note 8) and excluded $73.6 million of restricted cash primarily related to a short-term project related letter of credit, the restriction from which is expected to be released upon completion of the project. Our liquidity at December 31, 2020 included $291.3 million of cash and cash equivalents and $160.2 million of available borrowing capacity under the Revolving Credit Facility.

The ongoing COVID-19 pandemic has impacted our operations and our revenues, and we expect the pandemic to continue to impact our operations and our operating results into the foreseeable future, whether by contributing to oil price volatility, which in turn affects customer spending and demand for our services, or by disruptions to our operations, including supply chain and crew change disruptions and contributing to prince increases. Nonetheless, we remain focused on maintaining a strong balance sheet and adequate liquidity. We have reduced, deferred or cancelled certain planned capital expenditures and reduced operating costs as appropriate through various measures including warm stacking our vessels when idle. Deferred capital spending and reduced operating costs should return with increases in activity. We believe that our cash on hand, internally generated cash flows and availability under the ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

The ongoing COVID-19 pandemic and its impact on the energy and financial markets have contributed to rising yields on our existing debt as well as volatility in our stock price, both of which increase our cost of capital. The yield on the 2026 Notes is significantly higher than that of the 2022 Notes and 2023 Notes. The COVID-19 pandemic has also contributed to more limited access to certain capital markets.

An ongoing period of weak, or continued decreases in, industry activity may make it difficult to comply with our covenants and the other restrictions in our debt agreements. Our failure to comply with these covenants and other restrictions could lead to an event of default. Current global and market conditions have increased the potential for that difficulty and are expected to negatively impact the terms on which we are able to secure financing. Decreases in our borrowing base may limit our ability to fully access the ABL Facility. At December 31, 2021, our available borrowing capacity under the ABL Facility was $51.1 million, net of $1.9 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the ABL Facility other than for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used in):
Operating activities	$140,117	$98,800	$169,669
Investing activities	(8,271)	(19,281)	(142,385)
Financing activities	(95,997)	(52,578)	(45,818)

Operating Activities

Net cash flows provided by operating activities were $140.1 million in 2021 as compared to $98.8 million in 2020. The increase in operating cash flows primarily reflects improvements in working capital, lower recertification and dry dock costs, and the receipt in 2021 of $18.9 million in income tax refunds related to the CARES Act, offset in part by lower earnings.

Investing Activities

Capital expenditures represent cash paid principally for the acquisition, construction, completion, upgrade, modification and refurbishment of long-lived property and equipment. Capital expenditures also include interest on property and equipment under development. Our capital expenditures during 2020 primarily included payments associated with the construction and completion of the Q7000, which commenced operations in January 2020.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from debt and equity transactions and repayments related to our long-term debt. Net cash outflows from financing activities of $96.0 million in 2021 primarily reflect the repayment of $90.9 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan in January 2021 and $28.0 million in full repayment of the Term Loan in September 2021 (Note 8). Net cash outflows from financing activities of $52.6 million in 2020 primarily reflect the repayment of $46.4 million related to our indebtedness as well as our repurchase of $90 million of the 2022 Notes and $95 million of the 2023 Notes and entry into the capped call transactions associated with the 2026 Notes with proceeds from the issuance of the 2026 Notes in August 2020 (Note 8).

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of December 31, 2021 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase certain property and equipment and related services but do not include expected capital spending that is not contractually committed as of December 31, 2021. The 2022 Notes, 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 8).

	Total	Short-Term	Long-Term
MARAD debt	$48,850	$7,937	$40,913
2022 Notes	35,000	35,000	—
2023 Notes	30,000	—	30,000
2026 Notes	200,000	—	200,000
Interest related to debt	66,875	17,832	49,043
Property and equipment	4,943	4,863	80
Operating leases (1)	179,305	102,030	77,275
Total cash obligations	$564,973	$167,662	$397,311
(1)	Operating leases include vessel charters and facility and equipment leases. At December 31, 2021, our commitment related to long-term vessel charters totaled approximately $156.2 million, of which $63.6 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2021.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 16). Those obligations approximate $31.0 million (undiscounted) as of December 31, 2021 and are all expected to be paid during the next 12 months. We are entitled to receive certain amounts from Marathon Oil as these decommissioning obligations are fulfilled.

Regulatory certification and dry dock. Our vessels and intervention systems are subject to certain regulatory certification requirements that must be satisfied in order for the vessels and intervention systems to operate. Certification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. These costs can vary and generally range between $3.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per intervention system, and the timing of those costs can vary.

We expect the sources of funds to satisfy our material cash requirements to primarily come from our ongoing operations but can also come from existing cash, availability under the ABL Facility, and access to capital markets.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations, as reflected in the consolidated financial statements and related footnotes included in Item 8. Financial Statements and Supplementary Data of this Annual Report, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates involve a significant level of estimation uncertainty and may change over time as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe that the most critical accounting estimates are described below. See Note 2 to our consolidated financial statements for a detailed discussion on the application of our accounting policies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were exposed to market risks associated with foreign currency exchange rates. We had no exposure to interest rate risk as we had no outstanding debt subject to floating rates.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2021, approximately 42% of our net assets were impacted by changes in foreign currencies (primarily the British pound) in relation to the U.S. dollar. For the years ended December 31, 2021, 2020 and 2019, we recorded foreign currency translation gains (losses) of $(4.5) million, $12.8 million and $5.4 million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as our non-U.S. undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2021, 2020 and 2019, we recorded foreign currency transaction gains (losses) of $(1.5) million, $4.6 million and $1.5 million, respectively, primarily related to our subsidiaries in the U.K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of property and equipment impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2021 was $1,658 million.

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

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2022

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$253,515	$291,320
Restricted cash	73,612	—
Accounts receivable, net of allowance for credit losses of $1,477 and $3,469, respectively	144,137	132,233
Other current assets	58,274	102,092
Total current assets	529,538	525,645
Property and equipment	2,938,154	2,948,907
Less accumulated depreciation	(1,280,509)	(1,165,943)
Property and equipment, net	1,657,645	1,782,964
Operating lease right-of-use assets	104,190	149,656
Other assets, net	34,655	40,013
Total assets	$2,326,028	$2,498,278

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,959	$50,022
Accrued liabilities	91,712	87,035
Current maturities of long-term debt	42,873	90,651
Current operating lease liabilities	55,739	51,599
Total current liabilities	278,283	279,307
Long-term debt	262,137	258,912
Operating lease liabilities	50,198	101,009
Deferred tax liabilities	86,966	110,821
Other non-current liabilities	975	3,878
Total liabilities	678,559	753,927
Commitments and contingencies
Redeemable noncontrolling interests	—	3,855
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,124 and 150,341 shares issued, respectively	1,292,479	1,327,592
Retained earnings	411,072	464,524
Accumulated other comprehensive loss	(56,082)	(51,620)
Total shareholders’ equity	1,647,469	1,740,496
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,326,028	$2,498,278

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$674,728	$733,555	$751,909
Cost of sales	659,335	653,646	614,071
Gross profit	15,393	79,909	137,838
Gain (loss) on disposition of assets, net	(631)	889	—
Goodwill impairment	—	(6,689)	—
Selling, general and administrative expenses	(63,449)	(61,084)	(69,841)
Income (loss) from operations	(48,687)	13,025	67,997
Equity in earnings (losses) of investment	(1)	216	1,439
Net interest expense	(23,201)	(28,531)	(8,333)
Gain (loss) on extinguishment of long-term debt	(136)	9,239	(18)
Other income (expense), net	(1,490)	4,724	1,165
Royalty income and other	2,873	2,710	3,306
Income (loss) before income taxes	(70,642)	1,383	65,556
Income tax provision (benefit)	(8,958)	(18,701)	7,859
Net income (loss)	(61,684)	20,084	57,697
Net loss attributable to redeemable noncontrolling interests	(146)	(2,090)	(222)
Net income (loss) attributable to common shareholders	$(61,538)	$22,174	$57,919

Earnings (loss) per share of common stock:
Basic	$(0.41)	$0.13	$0.39
Diluted	$(0.41)	$0.13	$0.38

Weighted average common shares outstanding:
Basic	150,056	148,993	147,536
Diluted	150,056	149,897	149,577

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(61,684)	$20,084	$57,697
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges arising during the period	—	(95)	(680)
Reclassifications into earnings	—	452	5,470
Income taxes on hedges	—	(72)	(966)
Net change in hedges, net of tax	—	285	3,824
Foreign currency translation gain (loss)	(4,462)	12,835	5,400
Other comprehensive income (loss), net of tax	(4,462)	13,120	9,224
Comprehensive income (loss)	(66,146)	33,204	66,921
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	(146)	(2,090)	(222)
Foreign currency translation gain	50	90	138
Comprehensive loss attributable to redeemable noncontrolling interests	(96)	(2,000)	(84)
Comprehensive income (loss) attributable to common shareholders	$(66,050)	$35,204	$67,005

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2018	148,203	$1,308,709	$383,034	$(73,964)	$1,617,779	$—
Net income (loss)	—	—	57,919	—	57,919	(222)
Deferred gain from sale leaseback transaction in retained earnings upon adoption of ASU No. 2016-02	—	—	4,560	—	4,560	—
Foreign currency translation adjustments	—	—	—	5,400	5,400	138
Unrealized gain on hedges, net of tax	—	—	—	3,824	3,824	—
Issuance of redeemable noncontrolling interests	—	—	—	—	—	3,396
Accretion of redeemable noncontrolling interests	—	—	(143)	—	(143)	143
Activity in company stock plans, net and other	685	(1,032)	—	—	(1,032)	—
Share-based compensation	—	11,284	—	—	11,284	—
Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net income (loss)	—	—	22,174	—	22,174	(2,090)
Credit losses recognized in retained earnings upon adoption of ASU No. 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	12,835	12,835	90
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,400)	—	(2,400)	2,400
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	1,453	(4,345)	—	—	(4,345)	—
Share-based compensation	—	8,271	—	—	8,271	—
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(61,538)	—	(61,538)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	(4,462)	(4,462)	50
Accretion of redeemable noncontrolling interests	—	—	1,404	—	1,404	(1,404)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,355)
Activity in company stock plans, net and other	783	(1,128)	—	—	(1,128)	—
Share-based compensation	—	7,471	—	—	7,471	—
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(61,684)	$20,084	$57,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,514	133,709	112,720
Goodwill impairment	—	6,689	—
Amortization of debt discounts	—	6,964	6,261
Amortization of debt issuance costs	3,179	3,177	3,600
Share-based compensation	7,689	8,568	11,469
Deferred income taxes	(15,202)	(3,883)	3,485
Equity in (earnings) losses of investment	1	(216)	(1,439)
(Gain) loss on disposition of assets, net	631	(889)	—
(Gain) loss on extinguishment of long-term debt	136	(9,239)	18
Unrealized gain on derivative contracts, net	—	(601)	(3,383)
Unrealized foreign currency (gain) loss	2,252	(2,665)	(628)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,154)	(8,419)	(3,050)
Income tax receivable, net of income tax payable	18,610	(22,124)	(4,456)
Other current assets	22,973	(28,664)	25,383
Accounts payable and accrued liabilities	46,645	10,830	(31,265)
Other, net	(12,473)	(14,521)	(6,743)
Net cash provided by operating activities	140,117	98,800	169,669

Cash flows from investing activities:
Capital expenditures	(8,322)	(20,244)	(140,854)
STL acquisition, net	—	—	(4,081)
Proceeds from sale of assets	51	963	2,550
Net cash used in investing activities	(8,271)	(19,281)	(142,385)

Cash flows from financing activities:
Proceeds from convertible senior notes	—	200,000	—
Repayment of convertible senior notes	—	(183,150)	—
Proceeds from Term Loan	—	—	35,000
Repayment of Term Loan	(29,826)	(3,500)	(35,442)
Repayment of Nordea Q5000 Loan	(53,572)	(35,714)	(35,714)
Repayment of MARAD Debt	(7,560)	(7,200)	(6,858)
Capped call transactions	—	(10,625)	—
Debt issuance costs	(1,337)	(7,747)	(1,586)
Acquisition of redeemable noncontrolling interests	(2,355)	—	—
Payments related to tax withholding for share-based compensation	(2,001)	(5,264)	(1,680)
Proceeds from issuance of ESPP shares	654	622	462
Net cash used in financing activities	(95,997)	(52,578)	(45,818)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(42)	1,818	1,636
Net increase (decrease) in cash and cash equivalents and restricted cash	35,807	28,759	(16,898)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	291,320	262,561	279,459
Balance, end of year	$327,127	$291,320	$262,561

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

Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby avoiding drilling new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis.

Our Robotics segment provides offshore construction, trenching, seabed clearance, inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and robotics support vessels under long-term charter as well as spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), the Helix Fast Response System (the “HFRS”), and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

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

Restricted Cash

We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. Our restricted cash as of December 31, 2021 consisted of $71.1 million pledged as collateral for a letter of credit for a temporary importation permit for work offshore Nigeria and $2.5 million pledged toward our asset-based credit agreement (the “ABL Facility”). These cash pledges increase the availability under the ABL Facility. We had no restricted cash as of December 31, 2020.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable are stated at the historical carrying amount, net of write-offs and allowance for credit losses. We perform ongoing credit evaluations of our customers and provide allowances for credit losses. We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that the balance will not be collected (Note 19).

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

We perform an impairment analysis of goodwill at least annually as of November 1 or more frequently whenever events or circumstances occur indicating that goodwill might be impaired. Our goodwill balance attributable to the acquisition of a controlling interest in Subsea Technologies Group Limited (“STL”) was fully impaired during 2020 (Note 7).

Deferred Recertification and Dry Dock Costs

Our vessels and certain well intervention assets are required by regulation to be periodically recertified. Recertification costs for a vessel are typically incurred while the vessel is in dry dock. We defer and amortize recertification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 30 to 60 months if the appropriate permitting is obtained. A recertification process, including vessel dry dock, typically lasts between one to three months, a period during which a vessel or other asset is idle and generally not available to earn revenue. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or other asset are capitalized and depreciated over the asset’s remaining economic useful life. We expense routine repairs and maintenance costs as they are incurred.

As of December 31, 2021 and 2020, deferred recertification and dry dock costs, which were included within “Other assets, net” in the accompanying consolidated balance sheets (Note 3), totaled $16.3 million and $21.5 million (net of accumulated amortization of $23.6 million and $21.8 million), respectively. During the years ended December 31, 2021, 2020 and 2019, amortization expense related to deferred recertification and dry dock costs was $14.6 million, $14.3 million and $12.4 million, respectively.

Revenue Recognition

Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We may also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs and trenchers to provide subsea construction and IRM services to oil and gas companies as well as subsea trenching and burial of pipelines and cables as well as seabed clearing for the oil and gas and the renewable energy markets. We also provide integrated robotic services by supplying vessels that deploy ROVs and trenchers. Our Production Facilities segment generates revenue by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties.

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

Income from Royalty Interests

Income from royalty interests is recognized according to our share of monthly oil and gas production volumes and is included in “Royalty income and other” in the consolidated statements of operations.

Income Taxes

Deferred income taxes are based on the differences between financial reporting and tax bases of assets and liabilities. We utilize the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested.

We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. At December 31, 2021, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit has been recognized or are required to pay amounts exceeding the liability, our effective tax rate in a given financial statement period may be affected.

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

Compensation cost for performance share unit (“PSU”) awards that have a service condition and a market condition and are accounted for as equity awards, is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. Compensation cost for PSUs that have a service condition and a performance condition and are accounted for as equity awards is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition.

Compensation cost for restricted stock unit (“RSU”) awards, which are accounted for as liability awards, is measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure plug and abandonment (“P&A”) and other decommissioning activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

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

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in other income or expense in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, our foreign currency transaction gains (losses) totaled $(1.5) million, $4.6 million and $1.5 million, respectively. These realized amounts are exclusive of any gains or losses from our foreign currency exchange derivative contracts.

Derivative Instruments and Hedging Activities

Our business is exposed to market risks associated with interest rates and foreign currency exchange rates. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market risk exposure related to variable interest rates and foreign currency exchange rates. To reduce the impact of these risks on earnings and increase the predictability of our cash flows, from time to time we enter into derivative contracts, including interest rate swaps and foreign currency exchange contracts. Interest rate and foreign currency derivative instruments are reflected in the consolidated balance sheets at fair value. The capped call transactions (the “2026 Capped Calls”) we entered into in connection with the issuance of our Convertible Senior Notes Due 2026 (the “2026 Notes”) are recorded in shareholders’ equity and are not accounted for as derivatives (Note 8).

We engage solely in cash flow hedges. Cash flow hedges are entered into to hedge the variability of cash flows related to a forecasted transaction or to be received or paid related to a recognized asset or liability. Changes in the fair value of derivative instruments that are designated as cash flow hedges are reported in OCI. These changes are subsequently reclassified into earnings when the hedged transactions affect earnings. Changes in the fair value of interest rate and foreign currency derivative instruments that are not designated as or do not qualify for hedge accounting are recorded immediately in earnings.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common shareholders by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. We have shares of restricted stock issued and outstanding that are currently unvested. Because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock, we are required to compute basic and diluted EPS under the two-class method in periods in which we have earnings. Under the two-class method, net income or loss attributable to common shareholders for each period is allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2021 — Petrobras (23%) and Shell (17%); 2020 — Petrobras (28%) and BP (17%); and 2019 — Petrobras (29%), BP (15%) and Shell (13%). Most of the concentration of revenues are in our Well Intervention segment.

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

New Accounting Standards

New accounting standards adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”). Our adoption of ASC 842 as of January 1, 2019 resulted in the recognition of operating lease liabilities of $259.0 million and corresponding ROU assets of $253.4 million (net of existing prepaid/deferred rent balances). In addition, we reclassified the remaining deferred gain of $4.6 million (net of deferred taxes of $0.9 million) on a 2016 sale and leaseback transaction to retained earnings. See Note 6 for additional information regarding our leases.

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

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes Due 2022 (the “2022 Notes”), Convertible Senior Notes Due 2023 (the “2023 Notes”) and the 2026 Notes (Note 8), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We elected to early adopt ASU No. 2020-06 on a modified retrospective basis beginning January 1, 2021. The adoption of this ASU increased our long-term debt and decreased the reported value of our common stock by $44.1 million and $41.5 million, respectively, as we reclassified the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU also increased our retained earnings and decreased deferred tax liabilities by $6.7 million and $9.3 million, respectively. As a result of our adoption of ASU No. 2020-06, interest expense associated with our outstanding convertible senior notes decreased by $7.6 million in 2021 as there were no longer any debt discounts to amortize.

New accounting standards issued but not yet effective

We do not expect any other recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Contract assets (Note 12)	$639	$2,446
Prepaids	18,228	15,904
Deferred costs (Note 12)	2,967	23,522
Income tax receivable (Note 9)	1,116	20,787
Other receivable (Note 16)	28,805	29,782
Other	6,519	9,651
Total other current assets	$58,274	$102,092

Other assets, net consist of the following (in thousands):

	December 31,
	2021	2020
Deferred recertification and dry dock costs, net (Note 2)	$16,291	$21,464
Deferred costs (Note 12)	381	861
Charter deposit (1)	12,544	12,544
Intangible assets with finite lives, net	3,472	3,809
Other	1,967	1,335
Total other assets, net	$34,655	$40,013
(1)	This amount is deposited with the owner of the Siem Helix 2 to offset certain payment obligations associated with the vessel at the end of the charter term.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related benefits	$28,657	$24,768
Accrued interest	6,746	7,098
Investee losses in excess of investment (Note 5)	797	1,499
Deferred revenue (Note 12)	8,272	8,140
Asset retirement obligations (Note 16)	29,658	30,913
Other	17,582	14,617
Total accrued liabilities	$91,712	$87,035

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred revenue (Note 12)	$476	$1,869
Other	499	2,009
Total other non-current liabilities	$975	$3,878

Note 4 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2021	2020
Vessels	15 to 30 years	$2,343,162	$2,349,752
ROVs and trenchers	10 years	257,274	263,968
Machinery, equipment and leasehold improvements	5 to 15 years	337,718	335,187
Total property and equipment		$2,938,154	$2,948,907

Note 5 — Equity Method Investments

We have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”) that we account for using the equity method of accounting. Independence Hub owns the “Independence Hub” platform, which is nearing the completion of its decommissioning. The remaining liability balances for our share of Independence Hub’s estimated obligations, net of remaining working capital, were $0.8 million and $1.5 million at December 31, 2021 and 2020, respectively.

Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2021, the minimum sublease income to be received in the future totaled $1.5 million.

The following table details the components of our lease cost (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$60,636	$64,742	$70,860
Variable lease cost	16,711	15,021	13,780
Short-term lease cost	20,590	37,524	20,384
Sublease income	(1,303)	(1,286)	(1,391)
Net lease cost	$96,634	$116,001	$103,633

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,573	$5,601	$61,174
One to two years	34,580	4,844	39,424
Two to three years	2,470	4,514	6,984
Three to four years	—	2,462	2,462
Four to five years	—	1,074	1,074
Over five years	—	4,193	4,193
Total lease payments	$92,623	$22,688	$115,311
Less: imputed interest	(5,633)	(3,741)	(9,374)
Total operating lease liabilities	$86,990	$18,947	$105,937

Current operating lease liabilities	$51,035	$4,704	$55,739
Non-current operating lease liabilities	35,955	14,243	50,198
Total operating lease liabilities	$86,990	$18,947	$105,937

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$54,621	$6,028	$60,649
One to two years	52,106	5,435	57,541
Two to three years	34,580	4,649	39,229
Three to four years	2,470	4,374	6,844
Four to five years	—	2,340	2,340
Over five years	—	4,054	4,054
Total lease payments	$143,777	$26,880	$170,657
Less: imputed interest	(13,352)	(4,697)	(18,049)
Total operating lease liabilities	$130,425	$22,183	$152,608

Current operating lease liabilities	$46,748	$4,851	$51,599
Non-current operating lease liabilities	83,677	17,332	101,009
Total operating lease liabilities	$130,425	$22,183	$152,608

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2021		2020		2019
Weighted average remaining lease term	2.4	years	3.1	years	4.0	years
Weighted average discount rate	7.57%		7.53%		7.54%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities	$61,826	$66,026	$71,698
Right-of-use assets obtained in exchange for new operating lease obligations	5,992	516	1,168

Note 7 — Business Combinations and Goodwill

Oil prices as well as energy and energy services valuations experienced significant decline during the first quarter 2020 due to the COVID-19 pandemic and the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”). As a result, we impaired all of our goodwill, which consisted entirely of goodwill attributable to the acquisition in May 2019 of a 70% controlling interest in STL, a subsea engineering firm based in Aberdeen, Scotland. In June 2021, we acquired the remaining 30% noncontrolling interest in STL. These redeemable noncontrolling interests had been recognized as temporary equity. STL is included in our Well Intervention segment and its revenue and earnings are immaterial to our consolidated results.

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention
Balance at December 31, 2019	$7,157
Impairment loss	(6,689)
Foreign currency adjustments	(468)
Balance at December 31, 2020	$—

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
Term Loan (repaid September 2021) (1)	$—	$29,750
Nordea Q5000 Loan (matured January 2021) (2)	—	53,572
2022 Notes (mature May 2022)	35,000	35,000
2023 Notes (mature September 2023)	30,000	30,000
2026 Notes (mature February 2026)	200,000	200,000
MARAD Debt (matures February 2027)	48,850	56,410
Unamortized debt discounts (3)	—	(45,692)
Unamortized debt issuance costs	(8,840)	(9,477)
Total debt	305,010	349,563
Less current maturities	(42,873)	(90,651)
Long-term debt	$262,137	$258,912
(1)	The Term Loan was fully repaid in September 2021 concurrent with our entering into the ABL Facility.
(2)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021.
(3)	As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there are no longer any debt discounts associated with the 2022 Notes, the 2023 Notes and the 2026 Notes (Note 2).

Credit Agreement

On September 30, 2021, we entered into the ABL Facility with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation. The ABL Facility provides for an $80 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The ABL Facility also permits us to request an increase of the facility by up to $70 million, subject to certain conditions.

Commitments under the ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $45 million and $35 million, respectively. The ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of December 31, 2021, we had no borrowings under the ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $51.1 million, net of $1.9 million of letters of credit issued under that facility.

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

2022 Notes

The 2022 Notes bear interest at a coupon interest rate of 4.25% per annum payable semi-annually in arrears on November 1 and May 1 of each year until maturity. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased by us. The 2022 Notes are convertible by their holders at any time beginning February 1, 2022 at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal, which currently represents 2,519,118 potentially convertible shares at an initial conversion price of approximately $13.89 per share of common stock. Upon conversion, we have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof.

Prior to February 1, 2022, holders of the 2022 Notes were able to convert their notes if the closing price of our common stock exceeded 130% of the conversion price for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter (share price condition) or if the trading price of the 2022 Notes was equal to or less than 97% of the conversion value of the notes during the five consecutive business days immediately after any ten consecutive trading day period (trading price condition). Holders of the 2022 Notes may also convert their notes if we make certain distributions on shares of our common stock or engage in certain corporate transactions, in which case the holders may be entitled to an increase in the conversion rate, depending on the price of our common shares and the time remaining to maturity, of up to 30.5887 shares of our common stock per $1,000 principal amount.

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

The 2022 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2022 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2022 Notes totaled $1.5 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2022 Notes (Note 2). As of December 31, 2021, unamortized debt issuance costs related to the 2022 Notes were $0.1 million.

The effective interest rate for the 2022 Notes prior to the adoption of ASU No. 2020-06 was 7.3%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the year ended December 31, 2021, total interest expense related to the 2022 Notes was $1.7 million, with coupon interest expense of $1.5 million and the amortization of issuance costs of $0.2 million. For the years ended December 31, 2020 and 2019, total interest expense related to the 2022 Notes was $6.6 million and $8.9 million, respectively, with coupon interest expense of $3.9 million and $5.3 million, respectively, and the amortization of debt discount and issuance costs of $2.7 million and $3.6 million, respectively.

2023 Notes

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

The 2023 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2023 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2023 Notes totaled $3.1 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2023 Notes (Note 2). As of December 31, 2021, unamortized debt issuance costs related to the 2023 Notes were $0.3 million.

The effective interest rate for the 2023 Notes prior to the adoption of ASU No. 2020-06 was 7.8%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 4.8%. For the year ended December 31, 2021, total interest expense related to the 2023 Notes was $1.4 million, with coupon interest expense of $1.2 million and the amortization of issuance costs of $0.2 million. For the years ended December 31, 2020 and 2019, total interest expense related to the 2023 Notes was $6.6 million and $8.9 million, respectively, with coupon interest expense of $3.7 million and $5.2 million, respectively, and the amortization of debt discount and issuance costs of $2.9 million and $3.7 million, respectively.

2026 Notes

The 2026 Notes bear interest at a coupon interest rate of 6.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021 until maturity. The 2026 Notes mature on February 15, 2026 unless earlier converted, redeemed or repurchased by us. The 2026 Notes are convertible by their holders at any time beginning November 17, 2025 at an initial conversion rate of 143.3795 shares of our common stock per $1,000 principal amount, which currently represents 28,675,900 potentially convertible shares at an initial conversion price of approximately $6.97 per share of common stock. Upon conversion, we have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof. In order to reduce the potential dilution of the 2026 Notes to shareholders’ equity, we entered into the 2026 Capped Calls in August 2020 concurrent with the 2026 Notes offering (Note 10). The 2026 Capped Calls effectively increase the conversion price of the 2026 Notes to approximately $8.42 per share. However, the 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders’ rights under the 2026 Notes, and holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls.

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

The 2026 Notes were initially separated between the equity component recognized in shareholders’ equity and the debt component, which was presented as long-term debt, net of the unamortized debt discount and debt issuance costs. The unamortized debt discount and debt issuance costs were being accreted to interest expense through the maturity date of the 2026 Notes. As of December 31, 2020, unamortized debt discount and debt issuance costs related to the 2026 Notes totaled $47.3 million. As a result of the adoption of ASU No. 2020-06 beginning January 1, 2021, there is no longer any debt discount (or related accretion) associated with the 2026 Notes (Note 2). As of December 31, 2021, unamortized debt issuance costs related to the 2026 Notes were $5.9 million.

The effective interest rate for the 2026 Notes prior to the adoption of ASU No. 2020-06 was 12.4%. The effective interest rate subsequent to the adoption of ASU No. 2020-06 decreased to 7.6%. For the year ended December 31, 2021, total interest expense related to the 2026 Notes was $14.7 million, with coupon interest expense of $13.5 million and the amortization of debt issuance costs of $1.2 million. For the year ended December 31, 2020, total interest expense related to the 2026 Notes was $7.5 million, with coupon interest expense of $5.1 million and the amortization of debt discount and issuance costs of $2.4 million.

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

In accordance with the ABL Facility, the 2022 Notes, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including a springing fixed charge coverage ratio and minimum liquidity with respect to the ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of December 31, 2021, we were in compliance with these covenants.

Scheduled maturities of our long-term debt outstanding as of December 31, 2021 are as follows (in thousands):

	2022	2023	2026	MARAD
	Notes	Notes	Notes	Debt	Total
Less than one year	$35,000	$—	$—	$7,937	$42,937
One to two years	—	30,000	—	8,333	38,333
Two to three years	—	—	—	8,749	8,749
Three to four years	—	—	—	9,186	9,186
Four to five years	—	—	200,000	9,644	209,644
Over five years	—	—	—	5,001	5,001
Gross debt	35,000	30,000	200,000	48,850	313,850
Unamortized debt issuance costs (1)	(64)	(314)	(5,901)	(2,561)	(8,840)
Total debt	34,936	29,686	194,099	46,289	305,010
Less current maturities	(34,936)	—	—	(7,937)	(42,873)
Long-term debt	$—	$29,686	$194,099	$38,352	$262,137
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement. See Note 2 for accounting changes as a result of the adoption of ASU No. 2020-06.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$23,489	$30,538	$31,186
Capitalized interest (1)	—	(1,182)	(20,246)
Interest income	(288)	(825)	(2,607)
Net interest expense	$23,201	$28,531	$8,333
(1)	The significant reduction in capitalized interest was attributable to the conclusion of our planned major capital commitments following the completion of the Q7000 in 2020.

Note 9 — Income Taxes

We are a U.S.-based multinational corporation subject to taxation in multiple jurisdictions. We believe that our deferred tax assets and liabilities for all jurisdictions are reasonable and fairly presented. Tax laws in each jurisdiction, as well as their interactions, are complex and their interpretation requires significant judgment.

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision (benefit):
Domestic	$(1,103)	$(18,927)	$(2)
Foreign	7,347	4,109	4,376
Total current	$6,244	$(14,818)	$4,374
Deferred tax provision (benefit):
Domestic	$(5,756)	$3,853	$3,717
Foreign	(9,446)	(7,736)	(232)
Total deferred	$(15,202)	$(3,883)	$3,485
Total income tax provision (benefit)	$(8,958)	$(18,701)	$7,859

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(53,989)	$(3,406)	$2,219
Foreign	(16,653)	4,789	63,337
Income (loss) before income taxes	$(70,642)	$1,383	$65,556

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Taxes at U.S. statutory rate	$(14,835)	21.0%	$290	21.0%	$13,767	21.0%
Foreign tax provision (benefit)	10,856	(15.3)	(3,426)	(247.7)	(6,557)	(10.0)
CARES Act	—	—	(7,596)	(549.2)	—	—
Subsidiary restructuring	—	—	(8,333)	(602.5)	—	—
Valuation allowance release (net of U.S. tax)	(5,040)	7.1	—	—	—	—
Other	61	(0.1)	364	26.2	649	1.0
Income tax provision (benefit)	$(8,958)	12.7%	$(18,701)	(1,352.2)%	$7,859	12.0%

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses, which previously had been required to be carried forward, at the tax rates applicable in the relevant carryback year. Under the CARES Act, we recognized a $7.6 million net tax benefit for the year ended December 31, 2020, consisting of an $18.9 million current tax benefit (refund claim) and an $11.3 million deferred tax expense (reduction in U.S. net operating loss). The refund was received in full during 2021.

During the year ended December 31, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. As a result, these subsidiaries are not subject to future U.S. branch profits tax and a net deferred tax benefit of $8.3 million was recognized.

During the year ended December 31, 2021, we released a non-U.S. valuation allowance of $6.4 million ($5.0 million net of U.S. federal tax benefit) for deferred tax assets as it is more likely than not that they will be fully utilized.

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax liabilities:
Depreciation	$137,898	$153,226
Debt discounts on 2022 Notes, 2023 Notes and 2026 Notes	—	9,298
Prepaid and other	1,088	—
Total deferred tax liabilities	$138,986	$162,524
Deferred tax assets:
Net operating losses	$(56,369)	$(59,794)
Reserves, accrued liabilities and other	(9,698)	(11,631)
Total deferred tax assets	(66,067)	(71,425)
Valuation allowance	14,047	19,722
Net deferred tax liabilities	$86,966	$110,821

At December 31, 2021, our U.S. net operating losses available for carryforward totaled $180.0 million, of which $112.3 million will begin to expire between 2035 and 2037, with the remaining $67.7 million not subject to expiration. Management believes it is more likely than not that these tax losses will be utilized prior to their expiration. At December 31, 2021, we had $5.3 million in gross U.S. tax credits, which included $3.0 million of foreign tax credits subject to a full valuation allowance. At December 31, 2021, our non-U.S. net operating losses totaled $71.0 million, and do not expire under local tax law.

At December 31, 2021, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries without operations in the U.S. of approximately $62.9 million. Due to the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), repatriations of foreign earnings will generally be free of U.S. federal tax but may be subject to changes in future tax legislation that may result in taxation. Management intends to indefinitely reinvest these earnings to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to calculate the deferred income taxes associated with these undistributed earnings.

As of December 31, 2021, we had unrecognized tax benefits of $0.1 million related to uncertain tax positions, which, if recognized, would affect the annual effective tax rate. Due to the expiration of the statute of limitations as well as effective settlements in 2021 we released the full $0.6 million reserve related to uncertain tax positions recorded in 2020. We account for tax-related interest in interest expense and tax penalties in selling, general and administrative expenses. We did not record any interest related to these positions in 2021 as the amount was immaterial.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. The tax periods from 2018 through 2021 are open to review and examination by the U.S. Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2014 through 2021.

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

Note 11 — Stock Buyback Program

Our Board of Directors (our “Board”) has granted us the authority to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 14). We may continue to make repurchases pursuant to this authority from time to time as additional equity is issued under our stock-based plans depending on prevailing market conditions and other factors. As described in an announced plan, all repurchases may be commenced or suspended at any time as determined by management. We have not purchased any shares available under this program since 2015. As of December 31, 2021, 8,182,193 shares of our common stock were available for repurchase under the program.

Note 12 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations	Revenue
Year ended December 31, 2021
Short-term	$308,734	$89,668	$—	$(627)	$397,775
Long-term	207,830	47,627	69,348	(47,852)	276,953
Total	$516,564	$137,295	$69,348	$(48,479)	$674,728

Year ended December 31, 2020
Short-term	$206,812	$117,439	$—	$—	$324,251
Long-term	332,437	60,579	58,303	(42,015)	409,304
Total	$539,249	$178,018	$58,303	$(42,015)	$733,555

Year ended December 31, 2019
Short-term	$214,926	$94,501	$—	$—	$309,427
Long-term	378,374	77,171	61,210	(74,273)	442,482
Total	$593,300	$171,672	$61,210	$(74,273)	$751,909

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 3). Contract assets as of December 31, 2021 and 2020 were $0.6 million and $2.4 million, respectively. We had no credit losses on our contract assets for the years ended December 31, 2021, 2020 and 2019.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets (Note 3). Contract liabilities as of December 31, 2021 and 2020 totaled $8.7 million and $10.0 million, respectively. Revenue recognized for the years ended December 31, 2021, 2020 and 2019 included $7.9 million, $11.6 million and $10.1 million, respectively, that were included in the contract liability balance as the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of December 31, 2021, $348.2 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $245.9 million, $102.1 million and $0.2 million in 2022, 2023 and 2024, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2021.

For the years ended December 31, 2021 and 2020, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial. For the year ended December 31, 2019, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were $2.1 million, which resulted from the recognition of previously constrained variable consideration for contractual adjustments related to withholding taxes in Brazil.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 3). Our deferred contract costs as of December 31, 2021 and 2020 totaled $3.3 million and $24.4 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we recorded $39.1 million, $35.8 million and $31.5 million, respectively, related to amortization of deferred contract costs. There were no associated impairment losses for any period presented.

Note 13 — Earnings Per Share

The computations of the numerator (income) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(61,538)		$22,174		$57,919
Less: Undistributed earnings allocated to participating securities	—		(140)		(487)
Less: Accretion of redeemable noncontrolling interests	(241)		(2,400)		(143)
Net income (loss) available to common shareholders, basic	$(61,779)	150,056	$19,634	148,993	$57,289	147,536

Diluted:
Net income (loss) available to common shareholders, basic	$(61,779)	150,056	$19,634	148,993	$57,289	147,536
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	904	—	2,041
Undistributed earnings reallocated to participating securities	—	—	1	—	6	—
Net income (loss) available to common shareholders, diluted	$(61,779)	150,056	$19,635	149,897	$57,295	149,577

We had a net loss for the year ended December 31, 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Year Ended December 31,
2021
Diluted shares (as reported)	150,056
Share-based awards	1,282
Total	151,338

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
2022 Notes	2,519	6,537	8,997
2023 Notes	3,168	9,391	13,202
2026 Notes	28,676	10,891	—

Note 14 — Employee Benefit Plans

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. Our discretionary contributions were suspended for 2021 and re-activated beginning January 2022. For the years ended December 31, 2020 and 2019, we made discretionary employer contributions of $1.6 million and $1.0 million, respectively, to the 401(k) plan.

Employee Stock Purchase Plan

On May 15, 2019, our shareholders approved an amendment to and restatement of the ESPP to: (i) increase the shares authorized for issuance by 1.5 million shares and (ii) delegate to an internal administrator the authority to establish the maximum shares purchasable during a purchase period. As of December 31, 2021, 1.6 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee of our Board (the “Compensation Committee”) and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

Long-Term Incentive Plan

We currently have one active long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). The 2005 Incentive Plan is administered by the Compensation Committee. The Compensation Committee also determines the type of award to be made to each participant and, as set forth in the related award agreement, the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, restricted stock, RSUs, PSUs and cash awards. Awards that have been granted to employees under the 2005 Incentive Plan have a vesting period of three years (or 33% per year) with the exception of PSUs, which vest 100% on the third anniversary date of the grant.

On May 15, 2019, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan to: (i) authorize 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy, (ii) establish a maximum award limit applicable to independent members of our Board under the 2005 Incentive Plan, (iii) require, subject to certain exceptions, that all awards under the 2005 Incentive Plan have a minimum vesting or restriction period of one year and (iv) remove certain requirements with respect to performance-based compensation under Section 162(m) of the Internal Revenue Code that were repealed by the 2017 Tax Act. The 2005 Incentive Plan currently has 17.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2021, there were 5.6 million shares available for issuance under the 2005 Incentive Plan and no incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2021 under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2021 (1)	RSU	452,381	$4.20	33% per year over three years
January 4, 2021 (1)	PSU	452,381	$5.33	100% on January 4, 2024
January 4, 2021 (2)	Restricted stock	14,249	$4.20	100% on January 1, 2023
April 1, 2021 (2)	Restricted stock	9,282	$5.05	100% on January 1, 2023
July 1, 2021 (2)	Restricted stock	8,403	$5.71	100% on January 1, 2023
July 23, 2021 (2)	Restricted stock	14,664	$4.54	100% on July 23, 2022
October 1, 2021 (2)	Restricted stock	12,685	$3.88	100% on January 1, 2023
December 8, 2021 (2)	Restricted stock	273,558	$3.29	100% on December 8, 2022
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board.

In January 2022, we granted our executive officers 1,065,705 RSUs and 1,065,705 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $3.12 per unit or $3.3 million. The grant date fair value of the PSUs was $4.25 per unit or $4.5 million. PSUs and RSUs issued in 2022 are payable in either cash or stock at the discretion of the Compensation Committee. Also in January 2022, we granted $5.0 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board and from time to time our executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2021		2020		2019
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Awards outstanding at beginning of year	1,176,951	$6.61	1,173,045	$6.81	1,320,989	$7.40
Granted	332,841	3.59	667,752	7.06	846,835	6.02
Vested (2)	(656,066)	6.35	(631,498)	7.52	(993,361)	6.92
Forfeited	—	—	(32,348)	5.41	(1,418)	8.82
Awards outstanding at end of year	853,726	$5.62	1,176,951	$6.61	1,173,045	$6.81
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)	Total fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $2.6 million, $5.4 million and $6.5 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, $3.3 million, $4.2 million and $6.2 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost associated with unvested restricted stock at December 31, 2021 totaled approximately $2.2 million. The weighted average vesting period related to unvested restricted stock at December 31, 2021 was approximately 0.7 years.

PSU Awards

Our PSUs that were granted prior to 2021 are to be settled solely in shares of our common stock and are accounted for as equity awards. Those PSUs contain a service condition and a market condition. PSUs granted in 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and are initially accounted for as equity awards. The PSUs granted in 2021 consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which contains a service condition and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which contains a service condition and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. The maximum payout at vesting of our PSUs is 200% of the original PSU awards and the minimum payout is zero.

The following table summarizes information about our equity PSU awards:

	Year Ended December 31,
	2021		2020		2019
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
Equity PSU awards outstanding at beginning of year	1,297,126	$9.99	1,565,044	$10.17	1,006,360	$11.76
Granted	452,381	5.33	369,938	13.15	688,540	7.60
Vested	(368,038)	10.44	(589,335)	12.64	—	—
Forfeited	—	—	(48,521)	7.60	(129,856)	8.91
Equity PSU awards outstanding at end of year	1,381,469	$8.34	1,297,126	$9.99	1,565,044	$10.17
(1)	Represents the weighted average grant date fair value.

For the years ended December 31, 2021, 2020 and 2019, $4.1 million, $4.0 million and $5.1 million, respectively, were recognized as share-based compensation related to equity PSUs. Future compensation cost associated with unvested equity PSU awards at December 31, 2021 totaled approximately $3.9 million. The weighted average vesting period related to unvested equity PSUs at December 31, 2021 was approximately 0.9 year. In January 2022, 559,150 equity PSUs granted in 2019 vested at 157%, representing 876,469 shares of our common stock with a total market value of $3.2 million. In January 2021, 368,038 equity PSUs granted in 2018 vested at 200%, representing 736,075 shares of our common stock with a total market value of $3.1 million. In January 2020, 589,335 equity PSUs granted in 2017 vested at 200%, representing 1,178,670 shares of our common stock with a total market value of $11.4 million.

RSU Awards

RSUs granted in 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Compensation cost recognized for the year ended December 31, 2021 was $0.5 million, which reflects the value of RSUs that were granted in 2021 and paid out in January 2022.

Cash Awards

In 2021, 2020 and 2019, we granted $3.5 million, $4.7 million and $4.6 million, respectively, of fixed value cash awards to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation costs of $4.0 million and $4.4 million and $3.2 million, respectively, which reflected the cash payouts made in January 2022, 2021 and 2020, respectively.

Note 15 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, trenching, seabed clearance and IRM services to both the oil and gas and the renewable energy markets globally. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes ROVs, trenchers and robotics support vessels under long-term charter as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 16). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net revenues —
Well Intervention	$516,564	$539,249	$593,300
Robotics	137,295	178,018	171,672
Production Facilities	69,348	58,303	61,210
Intercompany eliminations	(48,479)	(42,015)	(74,273)
Total	$674,728	$733,555	$751,909

Income (loss) from operations —
Well Intervention	$(35,882)	$26,855	$89,564
Robotics	5,762	13,755	7,261
Production Facilities	22,906	15,975	17,160
Segment operating income (loss)	(7,214)	56,585	113,985
Goodwill impairment (1)	—	(6,689)	—
Corporate, eliminations and other	(41,473)	(36,871)	(45,988)
Total	$(48,687)	$13,025	$67,997
Net interest expense	(23,201)	(28,531)	(8,333)
Other non-operating income (expense), net	1,246	16,889	5,892
Income (loss) before income taxes	$(70,642)	$1,383	$65,556

Capital expenditures —
Well Intervention	$2,349	$19,523	$139,212
Robotics	120	257	417
Production Facilities	6,770	—	123
Corporate, eliminations and other	(917)	464	1,102
Total	$8,322	$20,244	$140,854

Depreciation and amortization —
Well Intervention	$107,551	$101,756	$80,153
Robotics	15,158	15,952	16,459
Production Facilities	19,465	15,652	15,658
Corporate and eliminations	(660)	349	450
Total	$141,514	$133,709	$112,720
(1)	Relates to the impairment of the entire STL goodwill balance (Note 7).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Well Intervention (1)	$21,521	$15,039	$43,484
Robotics	26,958	26,976	30,789
Total	$48,479	$42,015	$74,273
(1)	Amount for the year ended December 31, 2019 included $27.5 million associated with the P&A work on our oil and gas properties in our Production Facilities segment (Note 16).

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$232,661	$304,563	$297,162
U.K.	100,154	133,005	193,903
Brazil	154,326	208,565	216,796
West Africa	126,856	41,840	646
Other	60,731	45,582	43,402
Total	$674,728	$733,555	$751,909

Our operational assets work in various regions around the world such as the Gulf of Mexico, Brazil, the North Sea, Asia Pacific and West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant geographic location where those assets are based (in thousands):

	December 31,
	2021	2020
U.S.	$693,062	$750,986
U.K. (1)	713,385	764,070
Brazil (2)	251,194	267,896
Singapore	4	12
Total	$1,657,645	$1,782,964
(1)	Includes the Q7000 and certain other assets that are based in the U.K. but are currently operating in West Africa and may also operate in the North Sea, Asia Pacific and other regions.
(2)	Includes the equipment on the Siem Helix 1 chartered vessel and certain other assets that are based in Brazil but are currently operating in West Africa and may also operate in the North Sea, Asia Pacific and other regions.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	December 31,	December 31,
	2021	2020
Well Intervention	$2,012,214	$2,134,081
Robotics	96,249	132,550
Production Facilities	119,004	129,773
Corporate and other	98,561	101,874
Total	$2,326,028	$2,498,278

Note 16 — Asset Retirement Obligations

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. The following table describes the changes in our AROs (in thousands):

	2021	2020	2019
AROs at January 1,	$30,913	$28,258	$—
Liability incurred during the period	—	—	53,294
Liability settled during the period	—	—	(28,296)
Revisions in estimates	(2,631)	—	822
Accretion expense	1,376	2,655	2,438
AROs at December 31,	$29,658	$30,913	$28,258

Note 17 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS (“Siem”) for the Siem Helix 1 and Siem Helix 2 vessels, which historically have been used in connection with our contracts with Petrobras to perform well intervention work offshore Brazil. The initial term of the charter agreements with Siem is for seven years, with options to extend. The Siem Helix 1 charter expires June 2023 and the Siem Helix 2 charter expires February 2024. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels. The expiration date of the Grand Canyon II charter was extended to December 2022, with an option to renew. The Grand Canyon III charter expires May 2023.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation. In one such lawsuit, during the third quarter 2021 the United States Court of Appeals for the Fifth Circuit issued a ruling adverse to us that may also have implications for some of the other cases in which we are involved, as well as the way offshore personnel are compensated throughout our industry. We have further appealed this matter and continue to vigorously defend these lawsuits. Notwithstanding that we believe we retain valid defenses, at this time we have established a liability for probable losses in certain of these matters. The final outcome of these matters remains uncertain and the ultimate liability to us could be more or less than the liability established.

Note 18 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest paid, net of interest capitalized	$20,719	$15,943	$1,909
Income taxes paid (1)	8,310	7,434	8,856
(1)	Exclusive of income tax refunds. During the year ended December 31, 2021, we received $18.9 million in refunds related to the CARES Act.

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2021 and 2020, these non-cash capital additions totaled $0.3 million and $1.6 million, respectively.

Note 19 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2021 (in thousands):

	Allowance for	Deferred Tax Asset
	Credit Losses	Valuation Allowance
Balance at December 31, 2018	$—	$17,940
Adjustments	—	691
Balance at December 31, 2019	—	18,631
Additions (1)	2,684	—
Adjustments (2)	785	1,091
Balance at December 31, 2020	3,469	19,722
Reductions (1)	(146)	—
Write-offs (3)	(1,846)	—
Adjustments (4)	—	(5,675)
Balance at December 31, 2021	$1,477	$14,047
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves during the respective years, including a $1.7 million credit loss reserve in 2020 related to a receivable in our Robotics segment.
(2)	The adjustment in allowance for credit losses reflects provision for current expected credit losses upon the adoption of ASU No. 2016-13 on January 1, 2020.
(3)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(4)	The decrease in valuation allowance primarily relates to the valuation allowance release for certain of our U.K. operations.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2) (3)	Amount (1)	Value (2) (3)
Term Loan (repaid September 2021) (4)	$—	$—	$29,750	$28,969
Nordea Q5000 Loan (matured January 2021) (5)	—	—	53,572	53,598
MARAD Debt (matures February 2027)	48,850	52,481	56,410	62,318
2022 Notes (mature May 2022)	35,000	34,794	35,000	33,513
2023 Notes (mature September 2023)	30,000	29,054	30,000	28,650
2026 Notes (mature February 2026)	200,000	200,562	200,000	211,383
Total debt	$313,850	$316,891	$404,732	$418,431
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 8 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the Term Loan, the Nordea Q5000 Loan and the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.
(3)	The principal amount and estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes are for the entire instrument inclusive of the conversion feature, which had been accounted for in shareholders’ equity through December 31, 2020.
(4)	The Term Loan was fully repaid in September 2021 concurrent with our entering into the ABL Facility (Note 8).
(5)	The Nordea Q5000 Loan was fully repaid upon maturity in January 2021 (Note 8).

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

We had no derivative instruments as of December 31, 2021 and 2020. The following tables present the impact that derivative instruments designated as hedging instruments had on our accumulated OCI (net of tax) and our consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Unrealized Loss Recognized in OCI
	Year Ended December 31,
	2020	2019
Foreign exchange contracts	$(54)	$(315)
Interest rate swaps	(41)	(365)
	$(95)	$(680)

	Location of Gain (Loss)	Gain (Loss) Reclassified from
	Reclassified from	Accumulated OCI into Earnings
	Accumulated OCI into	Year Ended December 31,
	Earnings	2020	2019
Foreign exchange contracts	Cost of sales	$(455)	$(6,125)
Interest rate swaps	Net interest expense	3	655
		$(452)	$(5,470)

The following table presents the impact that derivative instruments not designated as hedging instruments had on our consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

		Loss Recognized in Earnings
	Location of Loss	Year Ended December 31,
	Recognized in Earnings	2020	2019
Foreign exchange contracts	Other income (expense), net	$(81)	$(378)
		$(81)	$(378)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Shareholders to be held on May 18, 2022. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

Code of Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees as well as a Code of Ethics for Chief Executive Officer and Senior Financial Officers specific to those officers. Copies of these documents are available at our website www.helixesg.com under Corporate Governance (which can be accessed by clicking the “For the Investor” tab and then the “Governance” tab). Interested parties may also request a free copy of these documents from:

Helix Energy Solutions Group, Inc.

ATTN: Corporate Secretary

3505 W. Sam Houston Parkway N., Suite 400

Houston, Texas 77043

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Shareholders to be held on May 18, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Shareholders to be held on May 18, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Shareholders to be held on May 18, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Shareholders to be held on May 18, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(1)	Financial Statements

The following financial statements included on pages 42 through 78 in this Annual Report are for the fiscal year ended December 31, 2021.

●	Report of Independent Registered Public Accounting Firm
●	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Description of Securities Registered Pursuant to Section 12(g) of the Exchange Act of 1934.	Exhibit 4.1 to the Annual Report on Form 10-K filed on February 25, 2021 (001-32936)
4.2	Form of Common Stock certificate.	Exhibit 4.7 to the Form 8-A filed on June 30, 2006 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.3	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000.	Exhibit 4.4 to the 2001 Form 10-K filed on March 28, 2002 (000-22739)
4.4	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002.	Exhibit 4.9 to the 2002 Form 10-K/A filed on April 8, 2003 (000-22739)
4.5	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002.	Exhibit 4.4 to the Form S-3 filed on February 26, 2003 (333-103451)
4.6	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003.	Exhibit 4.12 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.7	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004.	Exhibit 4.13 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.8	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.9	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.10	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.11	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.12	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.13	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027.	Exhibit A to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.14	Form of Third Amended and Restated Promissory Note to United States of America.	Exhibit 4.7 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
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
4.22

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

Exhibit 4.1 to the Current Report on Form 8-K filed on March 12, 2020 (001-32936)
4.25	Senior Debt Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.26	First Supplemental Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.27	Second Supplemental Indenture, dated as of March 20, 2018, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on March 21, 2018 (001-32936)
4.28	Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.29	First Supplemental Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.30

Loan, Guaranty and Security Agreement, dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as Borrowers, the Lenders from time to time party thereto, and Bank of America, N.A. as Agent.

Exhibit 4.1 to the Current Report on Form 8-K filed on October 1, 2021 (001-32936)
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex A to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.4 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.5 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 14, 2020 (001-32936)
10.6 *	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2020 (001-32936)
10.7 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.8 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.9 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.10 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.11 *	Employment Agreement between Alisa B. Johnson and the Company dated November 17, 2008.	Exhibit 10.3 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.12 *	Equity Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Alisa Johnson dated May 1, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.13 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.14 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.15 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.16 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2017 (001-32936)
10.17 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.18 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.19 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
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

*Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.

By:	/s/ ERIK STAFFELDT
Erik Staffeldt
Executive Vice President and
Chief Financial Officer

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director	February 24, 2022
Owen Kratz	(principal executive officer)

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer	February 24, 2022
Erik Staffeldt	(principal financial officer)

/s/ BRENT ARRIAGA	Chief Accounting Officer and Corporate Controller	February 24, 2022
Brent Arriaga	(principal accounting officer)

/s/ AMERINO GATTI	Director	February 24, 2022
Amerino Gatti

/s/ T. MITCH LITTLE	Director	February 24, 2022
T. Mitch Little

/s/ JOHN V. LOVOI	Director	February 24, 2022
John V. Lovoi

/s/ AMY H. NELSON	Director	February 24, 2022
Amy H. Nelson

/s/ JAN A. RASK	Director	February 24, 2022
Jan A. Rask

/s/ WILLIAM L. TRANSIER	Director	February 24, 2022
William L. Transier