Form 10-Q
period 2022-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2022-04-27
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 22, 2022, 151,651,384 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229,744	$253,515
Restricted cash	72,934	73,612
Accounts receivable, net of allowance for credit losses of $1,351 and $1,477, respectively	141,778	144,137
Other current assets	59,274	58,274
Total current assets	503,730	529,538
Property and equipment	2,916,214	2,938,154
Less accumulated depreciation	(1,306,162)	(1,280,509)
Property and equipment, net	1,610,052	1,657,645
Operating lease right-of-use assets	150,894	104,190
Other assets, net	42,694	34,655
Total assets	$2,307,370	$2,326,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,531	$87,959
Accrued liabilities	74,873	91,712
Current maturities of long-term debt	43,117	42,873
Current operating lease liabilities	41,464	55,739
Total current liabilities	256,985	278,283
Long-term debt	258,496	262,137
Operating lease liabilities	112,507	50,198
Deferred tax liabilities	86,244	86,966
Other non-current liabilities	392	975
Total liabilities	714,624	678,559
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,637 and 151,124 shares issued, respectively	1,292,935	1,292,479
Retained earnings	369,041	411,072
Accumulated other comprehensive loss	(69,230)	(56,082)
Total shareholders’ equity	1,592,746	1,647,469
Total liabilities and shareholders’ equity	$2,307,370	$2,326,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$150,125	$163,415
Cost of sales	168,734	148,791
Gross profit (loss)	(18,609)	14,624
Selling, general and administrative expenses	(14,368)	(15,179)
Loss from operations	(32,977)	(555)
Net interest expense	(5,174)	(6,053)
Other income (expense), net	(3,881)	1,617
Royalty income and other	2,141	2,057
Loss before income taxes	(39,891)	(2,934)
Income tax provision	2,140	116
Net loss	(42,031)	(3,050)
Net loss attributable to redeemable noncontrolling interests	—	(172)
Net loss attributable to common shareholders	$(42,031)	$(2,878)

Loss per share of common stock:
Basic	$(0.28)	$(0.02)
Diluted	$(0.28)	$(0.02)

Weighted average common shares outstanding:
Basic	151,142	149,935
Diluted	151,142	149,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(42,031)	$(3,050)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(13,148)	4,613
Other comprehensive income (loss), net of tax	(13,148)	4,613
Comprehensive income (loss)	(55,179)	1,563
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	—	(172)
Foreign currency translation gain	—	36
Comprehensive loss attributable to redeemable noncontrolling interests	—	(136)
Comprehensive income (loss) attributable to common shareholders	$(55,179)	$1,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—
Net loss	—	—	(42,031)	—	(42,031)	—
Foreign currency translation adjustments	—	—	—	(13,148)	(13,148)	—
Activity in company stock plans, net and other	513	(1,178)	—	—	(1,178)	—
Share-based compensation	—	1,634	—	—	1,634	—
Balance, March 31, 2022	151,637	$1,292,935	$369,041	$(69,230)	$1,592,746	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(2,878)	—	(2,878)	(172)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	4,613	4,613	36
Accretion of redeemable noncontrolling interests	—	—	(241)	—	(241)	241
Activity in company stock plans, net and other	374	(1,600)	—	—	(1,600)	—
Share-based compensation	—	1,844	—	—	1,844	—
Balance, March 31, 2021	150,715	$1,286,380	$468,087	$(47,007)	$1,707,460	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,031)	$(3,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,488	34,566
Amortization of debt issuance costs	590	810
Share-based compensation	1,672	1,904
Deferred income taxes	(722)	(892)
Unrealized foreign currency (gain) loss	2,603	(951)
Changes in operating assets and liabilities:
Accounts receivable, net	906	(463)
Income tax receivable	1,230	6,256
Other current assets	(534)	9,361
Accounts payable and accrued liabilities	(4,646)	(4,881)
Other, net	(9,969)	(2,791)
Net cash provided by (used in) operating activities	(17,413)	39,869

Cash flows from investing activities:
Capital expenditures	(623)	(1,329)
Net cash used in investing activities	(623)	(1,329)

Cash flows from financing activities:
Repayment of Term Loan	—	(875)
Repayment of Nordea Q5000 Loan	—	(53,572)
Repayment of MARAD Debt	(3,920)	(3,734)
Debt issuance costs	(136)	(43)
Payments related to tax withholding for share-based compensation	(1,525)	(1,878)
Proceeds from issuance of ESPP shares	173	217
Net cash used in financing activities	(5,408)	(59,885)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,005)	406
Net decrease in cash and cash equivalents and restricted cash	(24,449)	(20,939)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	327,127	291,320
Balance, end of period	$302,678	$270,381

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

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in U.S. dollars and are consistent in all material respects with those applied in our 2021 Annual Report on Form 10-K (our “2021 Form 10-K”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our balance sheet as of December 31, 2021 included herein has been derived from the audited balance sheet as of December 31, 2021 included in our 2021 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

We do not expect any recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby avoiding drilling new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module, some of which we provide on a stand-alone basis.

Our Robotics segment provides offshore construction, trenching, seabed clearance, and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers and robotics support vessels under term charters as well as spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract assets (Note 7)	$166	$639
Prepaids	16,806	18,228
Deferred costs (Note 7)	5,993	2,967
Income tax receivable	68	1,116
Other receivable (Note 11)	29,522	28,805
Other	6,719	6,519
Total other current assets	$59,274	$58,274

Other assets, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Deferred recertification and dry dock costs, net	$24,163	$16,291
Deferred costs (Note 7)	222	381
Prepaid charter (1)	12,544	12,544
Intangible assets with finite lives, net	3,339	3,472
Other	2,426	1,967
Total other assets, net	$42,694	$34,655
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and related benefits	$19,661	$28,657
Accrued interest	2,761	6,746
Deferred revenue (Note 7)	5,559	8,272
Asset retirement obligations (Note 11)	30,399	29,658
Other	16,493	18,379
Total accrued liabilities	$74,873	$91,712

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Deferred revenue (Note 7)	$191	$476
Other	201	499
Total other non-current liabilities	$392	$975

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$14,462	$16,216
Variable lease cost	4,922	3,484
Short-term lease cost	5,438	1,732
Sublease income	(249)	(349)
Net lease cost	$24,573	$21,083

Maturities of our operating lease liabilities as of March 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$42,951	$5,441	$48,392
One to two years	37,056	4,752	41,808
Two to three years	38,279	4,297	42,576
Three to four years	17,155	1,712	18,867
Four to five years	21,124	1,044	22,168
Over five years	—	3,812	3,812
Total lease payments	$156,565	$21,058	$177,623
Less: imputed interest	(20,297)	(3,355)	(23,652)
Total operating lease liabilities	$136,268	$17,703	$153,971

Current operating lease liabilities	$36,843	$4,621	$41,464
Non-current operating lease liabilities	99,425	13,082	112,507
Total operating lease liabilities	$136,268	$17,703	$153,971

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,573	$5,601	$61,174
One to two years	34,580	4,844	39,424
Two to three years	2,470	4,514	6,984
Three to four years	—	2,462	2,462
Four to five years	—	1,074	1,074
Over five years	—	4,193	4,193
Total lease payments	$92,623	$22,688	$115,311
Less: imputed interest	(5,633)	(3,741)	(9,374)
Total operating lease liabilities	$86,990	$18,947	$105,937

Current operating lease liabilities	$51,035	$4,704	$55,739
Non-current operating lease liabilities	35,955	14,243	50,198
Total operating lease liabilities	$86,990	$18,947	$105,937

The following table presents the weighted average remaining lease term and discount rate:

	March 31,		December 31,
	2022		2021
Weighted average remaining lease term	4.0	years	2.4	years
Weighted average discount rate	6.99%		7.57%

The following table presents other information related to our operating leases (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$16,010	$16,502
Right-of-use assets obtained in exchange for new operating lease obligations (1)	60,699	113
(1)	Amount in 2022 primarily relates to the charter extensions for the Siem Helix 1 and the Siem Helix 2 (Note 12).

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2022 are as follows (in thousands):

	2022	2023	2026	MARAD
	Notes	Notes	Notes	Debt	Total
Less than one year	$35,000	$—	$—	$8,133	$43,133
One to two years	—	30,000	—	8,539	38,539
Two to three years	—	—	—	8,965	8,965
Three to four years	—	—	200,000	9,412	209,412
Four to five years	—	—	—	9,881	9,881
Gross debt	35,000	30,000	200,000	44,930	309,930
Unamortized debt issuance costs (1)	(16)	(270)	(5,592)	(2,439)	(8,317)
Total debt	34,984	29,730	194,408	42,491	301,613
Less current maturities	(34,984)	—	—	(8,133)	(43,117)
Long-term debt	$—	$29,730	$194,408	$34,358	$258,496
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $45 million and $35 million, respectively. The ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of March 31, 2022, we had no borrowings under the ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $41.2 million, net of $2.3 million of letters of credit issued under that facility.

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

2022 Notes

The 2022 Notes bear interest at a coupon interest rate of 4.25% per annum payable semi-annually in arrears on November 1 and May 1 of each year until maturity. The 2022 Notes mature on May 1, 2022 unless earlier converted, redeemed or repurchased by us. The 2022 Notes are convertible by their holders at any time beginning February 1, 2022 at an initial conversion rate of 71.9748 shares of our common stock per $1,000 principal amount, which currently represents 2,519,118 potentially convertible shares at an initial conversion price of approximately $13.89 per share of common stock. On March 28, 2022, we elected to satisfy our conversion obligation by delivering cash.

The effective interest rate for the 2022 Notes is 4.8%. For each of the three-month periods ended March 31, 2022 and 2021, total interest expense related to the 2022 Notes was $0.4 million primarily from coupon interest expense.

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

Prior to March 15, 2023, holders of the 2023 Notes may convert their notes if the closing price of our common stock exceeds 130% of the conversion price for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter (share price condition) or if the trading price of the 2023 Notes is equal to or less than 97% of the conversion value of the notes during the five consecutive business days immediately after any ten consecutive trading day period (trading price condition). Holders of the 2023 Notes may also convert their notes if we make certain distributions on shares of our common stock or engage in certain corporate transactions, in which case the holders may be entitled to an increase in the conversion rate, depending on the price of our common shares and the time remaining to maturity, of up to 47.5260 shares of our common stock per $1,000 principal amount.

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

The effective interest rate for the 2023 Notes is 4.8%. For each of the three-month periods ended March 31, 2022 and 2021, total interest expense related to the 2023 Notes was $0.4 million, with coupon interest expense of $0.3 million and the amortization of debt issuance costs of $0.1 million.

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

Prior to November 17, 2025, holders of the 2026 Notes may convert their notes if the closing price of our common stock exceeds 130% of the conversion price for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter (share price condition) or if the trading price of the 2026 Notes is equal to or less than 97% of the conversion value of the notes during the five consecutive business days immediately after any ten consecutive trading day period (trading price condition). Holders of the 2026 Notes may also convert their notes if we make certain distributions on shares of our common stock or engage in certain corporate transactions, in which case the holders may be entitled to an increase in the conversion rate, depending on the price of our common shares and the time remaining to maturity, of up to 64.5207 shares of our common stock per $1,000 principal amount.

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

The effective interest rate for the 2026 Notes is 7.6%. For each of the three-month periods ended March 31, 2022 and 2021, total interest expense related to the 2026 Notes was $3.7 million, with coupon interest expense of $3.4 million and the amortization of debt issuance costs of $0.3 million.

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

The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting Helix, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the 2026 Capped Calls, including changes in law, insolvency filings and hedging disruptions. The 2026 Capped Calls are recorded at their aggregate cost of $10.6 million as a reduction to common stock in the shareholders’ equity section of our condensed consolidated balance sheets.

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

Other

We previously had a credit agreement with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) to finance the construction of the Q5000. The loan was secured by the Q5000 and its charter earnings. In January 2021, we repaid the remaining principal amount of $53.6 million.

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

In accordance with the ABL Facility, the 2022 Notes, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including a springing fixed charge coverage ratio and minimum liquidity with respect to the ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of March 31, 2022, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest expense	$5,307	$6,112
Interest income	(133)	(59)
Net interest expense	$5,174	$6,053

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three-month periods ended March 31, 2022 and 2021, we recognized income tax expense of $2.1 million and $0.1 million, respectively, resulting in effective tax rates of (5.4)% and (4.0)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized. For both periods, our aggregate tax expense was greater than the aggregate tax benefit of our losses, resulting in negative effective tax rates. The effective tax rate for the three-month period ended March 31, 2022 was significantly lower than the U.S. statutory rate primarily due to non-creditable foreign income and deemed profit taxes, as well as unbenefited tax losses.

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

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations	Revenue
Three months ended March 31, 2022
Short-term	$91,346	$21,137	$—	$(635)	$111,848
Long-term	15,021	16,214	18,294	(11,252)	38,277
Total	$106,367	$37,351	$18,294	$(11,887)	$150,125

Three months ended March 31, 2021
Short-term	$49,217	$9,407	$—	$—	$58,624
Long-term	84,551	12,749	16,447	(8,956)	104,791
Total	$133,768	$22,156	$16,447	$(8,956)	$163,415

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $0.2 million at March 31, 2022 and $0.6 million at December 31, 2021. We had no credit losses on our contract assets for the three-month periods ended March 31, 2022 and 2021.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $5.7 million at March 31, 2022 and $8.7 million at December 31, 2021. Revenue recognized for the three-month periods ended March 31, 2022 and 2021 included $4.3 million and $2.5 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of March 31, 2022, $548.1 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $263.4 million, $203.4 million and $81.3 million in 2022, 2023 and 2024, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at March 31, 2022.

For the three-month periods ended March 31, 2022 and 2021, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $6.2 million at March 31, 2022 and $3.3 million at December 31, 2021. For the three-month periods ended March 31, 2022 and 2021, we recorded $4.6 million and $10.4 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 12 to our 2021 Form 10-K.

Note 8 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock, we are required to compute basic and diluted earnings per share (“EPS”) under the two-class method in periods in which we have earnings. Under the two-class method, net income or loss attributable to common shareholders for each period is allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(42,031)		$(2,878)
Less: Accretion of redeemable noncontrolling interests	—		(241)
Net loss available to common shareholders	$(42,031)	151,142	$(3,119)	149,935

We had net losses for the three-month periods ended March 31, 2022 and 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Diluted shares (as reported)	151,142	149,935
Share-based awards	953	1,093
Total	152,095	151,028

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2022	2021
2022 Notes	2,435	2,519
2023 Notes	3,168	3,168
2026 Notes	28,676	28,676

Note 9 — Employee Benefit Plans

Long-Term Incentive Plan

As of March 31, 2022, there were 4.2 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the three-month period ended March 31, 2022, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2022 (1)	RSU	1,065,705	$3.12	33% per year over three years
January 4, 2022 (1)	PSU	1,065,705	$4.25	100% on January 4, 2025
January 4, 2022 (2)	Restricted stock	15,775	$3.12	100% on January 1, 2024
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees in 2022. For the three-month periods ended March 31, 2022 and 2021, $0.6 million and $0.8 million, respectively, were recognized as share-based compensation related to restricted stock.

Our performance share units (“PSUs”) that were granted prior to 2021 are to be settled solely in shares of our common stock and are accounted for as equity awards. Those PSUs, which contain a service and a market condition, are based on the performance of our common stock against peer group companies. Our PSUs granted beginning 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee of our Board and have been accounted for as equity awards. Those PSUs consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which component contains a service and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which component contains a service and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

For PSUs that have a service and a market condition and are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs that have a service and a performance condition and are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three-month periods ended March 31, 2022 and 2021, $1.1 million and $1.0 million, respectively, were recognized as share-based compensation related to equity PSUs. In January 2022, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 559,150 equity PSUs granted in 2019 vested at 157%, representing 876,469 shares of our common stock with a total market value of $3.2 million.

Our restricted stock units (“RSUs”) may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three-month periods ended March 31, 2022 and 2021, $0.6 million and $0.2 million, respectively, were recognized as compensation cost.

In 2022 and 2021, we granted fixed-value cash awards of $5.0 million and $3.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. Compensation cost of $1.0 million was recognized for each of the three-month periods ended March 31, 2022 and 2021.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. Our discretionary contributions were suspended for 2021 and re-activated beginning January 2022. For the three-month period ended March 31, 2022, we made $0.4 million in contributions to the 401(k) plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of March 31, 2022, 1.5 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2021 Form 10-K.

Note 10 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, trenching, seabed clearance and IRM services to both the oil and gas and the renewable energy markets globally. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes ROVs, trenchers and robotics support vessels under term charters as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 11). All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net revenues —
Well Intervention	$106,367	$133,768
Robotics	37,351	22,156
Production Facilities	18,294	16,447
Intercompany eliminations	(11,887)	(8,956)
Total	$150,125	$163,415

Income (loss) from operations —
Well Intervention	$(31,758)	$5,243
Robotics	1,480	(2,934)
Production Facilities	5,851	6,514
Segment operating income (loss)	(24,427)	8,823
Corporate, eliminations and other	(8,550)	(9,378)
Total	$(32,977)	$(555)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Well Intervention	$3,850	$2,587
Robotics	8,037	6,369
Total	$11,887	$8,956

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. The following table reflects total assets by reportable segment (in thousands):

	March 31,	December 31,
	2022	2021
Well Intervention	$2,026,522	$2,012,214
Robotics	87,575	96,249
Production Facilities	115,977	119,004
Corporate and other	77,296	98,561
Total	$2,307,370	$2,326,028

Note 11 — Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure decommissioning and plug and abandonment (“P&A”) activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. The following table describes the changes in our AROs (in thousands):

	2022	2021
AROs at January 1,	$29,658	$30,913
Accretion expense	741	48
AROs at March 31,	$30,399	$30,961

Note 12 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels. During the first quarter 2022, the charter agreements for the Siem Helix 1 and the Siem Helix 2 were extended to February 2025 and February 2027, respectively, with further options to extend. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels. The expiration date of the Grand Canyon II charter was extended to December 2022, with an option to renew. The Grand Canyon III charter expires May 2023. During the first quarter 2022, we executed short-term time charter agreements for the Horizon Enabler in the North Sea and the Shelia Bordelon in the Gulf of Mexico.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation. In one such lawsuit, during the third quarter 2021 the United States Court of Appeals for the Fifth Circuit issued a ruling adverse to us that may also have implications for some of the other cases in which we are involved, as well as the way offshore personnel are compensated throughout our industry. We further appealed that matter and continue to vigorously defend these lawsuits. Notwithstanding that we believe we retain valid defenses, we have established a liability for probable losses in certain of these matters. The final outcome of these matters remains uncertain and the ultimate liability to us could be more or less than the liability established.

Note 13 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest paid	$8,708	$9,397
Income taxes paid	2,736	1,790

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.3 million at March 31, 2022 and December 31, 2021.

Note 14 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2022	2021
Balance at January 1,	$1,477	$3,469
Additions (reductions) (1)	(126)	7
Write-offs (2)	—	(1,811)
Balance at March 31,	$1,351	$1,665
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$44,930	$46,688	$48,850	$52,481
2022 Notes (mature May 2022)	35,000	35,022	35,000	34,794
2023 Notes (mature September 2023)	30,000	29,693	30,000	29,054
2026 Notes (mature February 2026)	200,000	226,816	200,000	200,562
Total debt	$309,930	$338,219	$313,850	$316,891
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, capital expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, our spending and cost reduction plans and our ability to manage changes, and the COVID-19 pandemic and oil price volatility and their respective effects and results on the foregoing as well as our protocols and plans;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our Environmental, Social and Governance (“ESG”) initiatives and the successes thereon or regarding our environmental efforts, including greenhouse gas emissions targets;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results and effects of the COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;

●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory recertification and inspection as well as major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, express or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our reports filed with the SEC and incorporated by reference in our 2021 Form 10-K that attempt to advise interested parties of the risks and factors that may affect our business.

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. The services we offer to the oil and gas market cover the lifecycle of an offshore oil or gas field, and the services we offer to the renewable energy market are currently focused on offshore wind farm projects, including trenching and cable burial and seabed clearance operations. Our well intervention fleet includes seven purpose-built well intervention vessels and 10 intervention systems. Our robotics equipment includes 40 work-class ROVs and four trenchers. We charter robotics support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors.

Oil and gas prices experienced recent highs during the first quarter 2022 as global demand continued to recover from COVID-19 related restrictions and supply was disrupted by regional conflicts. The increases in oil prices, as well as the outlook for higher sustained oil prices, should lead to higher customer spending for the industry. However, despite the current strong commodity price environment, there are broad headwinds to commodity price stability. The headwinds include those regional conflicts, high inflation, ongoing COVID-related uncertainties, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy. We expect this will contribute to commodity price volatility and may temper customer spending for oil and gas projects.

Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, the day rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our assets and services.

The COVID-19 pandemic resulted in new market dynamics and challenges to us, including contributing significantly to oil and gas price volatility and increased costs related to our supply chain, logistics and human capital resources. While the full impact of the COVID-19 pandemic, including the duration of its impact on economic activity, remains unknown, we expect such impact may continue into the foreseeable future, including affecting our customers’ willingness to commit to future spending, limiting access to and use of capital, disrupting supply chains and increasing costs, and negatively affecting human capital resources.

Over the near-term, as oil and gas companies evaluate their budgetary spend allocations, we expect they may be weighted towards short-cycle production enhancement of existing wells rather than new long-cycle exploration projects, as historically enhancement is less expensive per incremental barrel of oil than exploration. Over the longer term, we continue to expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. Moreover, as the subsea tree base expands and ages and customers shift resources to renewable energy, the demand for P&A services should persist. Our well intervention and robotics operations service the lifecycle of an oil and gas field and provide P&A services at the end of the life of a field as required by governmental regulations, and we believe that we have a competitive advantage in performing these services efficiently.

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

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, in 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic, inflation rates began to rise significantly and remained high through the first quarter 2022. Although we are able to reduce some of our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future. The recent high inflation rates seen in various major economies have caused concerns for central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which, combined with ongoing regional conflicts and unrest and continued COVID-related disruptions throughout the globe, could provide a strained macroeconomic outlook and in turn affect energy markets.

Backlog

We define backlog as firm commitments represented by signed contracts. As of March 31, 2022, our consolidated backlog totaled $548 million, of which $263 million is expected to be performed over the remainder of 2022. Our contract with Trident Energy Do Brasil LTDA. to provide P&A services offshore Brazil with the Siem Helix 1 chartered vessel, our contract with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil with the Siem Helix 2 chartered vessel, our well intervention contract with Shell Offshore Inc. for the Q5000 and our fixed fee agreement for the HP I represented approximately 58% of our total backlog as of March 31, 2022. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(42,031)	$(3,050)
Adjustments:
Income tax provision	2,140	116
Net interest expense	5,174	6,053
Other (income) expense, net	3,881	(1,617)
Depreciation and amortization	33,488	34,566
EBITDA	2,652	36,068
Adjustments:
General provision (release) for current expected credit losses	(126)	100
Adjusted EBITDA	$2,526	$36,168

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities	$(17,413)	$39,869
Less: Capital expenditures, net of proceeds from sale of assets	(623)	(1,329)
Free Cash Flow	$(18,036)	$38,540

Comparison of Three Months Ended March 31, 2022 and 2021

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

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$106,367	$133,768	$(27,401)	(20)%
Robotics	37,351	22,156	15,195	69%
Production Facilities	18,294	16,447	1,847	11%
Intercompany eliminations	(11,887)	(8,956)	(2,931)
	$150,125	$163,415	$(13,290)	(8)%

Gross profit (loss) —
Well Intervention	$(28,446)	$8,726	$(37,172)	(426)%
Robotics	3,520	(933)	4,453	477%
Production Facilities	6,609	7,213	(604)	(8)%
Corporate, eliminations and other	(292)	(382)	90
	$(18,609)	$14,624	$(33,233)	(227)%

Gross margin —
Well Intervention	(27)%	7%
Robotics	9%	(4)%
Production Facilities	36%	44%
Total company	(12)%	9%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 67%	7 / 70%
Robotics assets (3)	45 / 35%	47 / 24%
Chartered robotics vessels	5 / 90%	3 / 90%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered robotics vessels during the three-month periods ended March 31, 2022 and 2021 included 136 and three spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs and trenchers.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)
Well Intervention	$3,850	$2,587	$1,263
Robotics	8,037	6,369	1,668
	$11,887	$8,956	$2,931

Net Revenues. Our consolidated net revenues for the three-month period ended March 31, 2022 decreased by 8% as compared to the same period in 2021, reflecting lower revenues from our Well Intervention segment, offset in part by higher revenues from our Robotics and Production Facilities segments.

Our Well Intervention revenues decreased by 20% for the three-month period ended March 31, 2022 as compared to the same period in 2021, primarily reflecting lower rates and vessel utilization in Brazil and the North Sea, offset in part by higher utilization in West Africa. Our Brazil operations were on legacy contract rates with Petrobras with near full utilization during the first quarter 2021. However, during the first quarter 2022, the Siem Helix 2 operated at lower rates under the extended contract with Petrobras and incurred 23 days off contract during its five-year regulatory inspection, and the Siem Helix 1 was operating on a short-term accommodations project offshore Ghana at lower rates. The Q7000 was fully utilized in West Africa during the first quarter 2022 as compared to 67% utilized during the first quarter 2021. Gulf of Mexico revenues were nominally changed from the prior year, with the Q5000’s higher-margin work on the legacy BP contract during the first quarter 2021 replaced by higher cost integrated projects during the first quarter 2022.

Our Robotics revenues increased by 69% for the three-month period ended March 31, 2022 as compared to the same period in 2021, primarily reflecting higher vessel and ROV activities. Chartered vessel days increased to 323 days during the first quarter 2022 as compared to 165 days during the first quarter 2021, although vessel utilization was flat at 90% during both periods. Vessel days during the first quarter 2022 included 136 spot vessel days performing seabed clearance work in the North Sea as compared to three spot vessel days during the first quarter 2021. ROV and trencher utilization increased to 35% in the first quarter 2022 from 24% during the first quarter 2021, although trenching days decreased to 66 days during the first quarter 2022 as compared to 72 days during the first quarter 2021.

Our Production Facilities revenues increased by 11% for the three-month period ended March 31, 2022 as compared to the same period in 2021, primarily reflecting higher oil and gas prices.

Gross Profit (Loss). Our consolidated gross loss was $18.6 million for the three-month period ended March 31, 2022 as compared consolidated gross profit of $14.6 million for the same period in 2021, primarily reflecting decreased profitability in our Well Intervention and Production Facilities segments, offset in part by increased profitability in our Robotics segment.

Our Well Intervention segment had a gross loss of $28.4 million for the three-month period ended March 31, 2022 as compared to a gross profit of $8.7 million for the same period in 2021, primarily reflecting lower segment revenues as well as lower margins in the Gulf of Mexico due to higher integrated project costs.

Our Robotics segment had a gross profit of $3.5 million for the three-month period ended March 31, 2022 as compared to a gross loss of $0.9 million for the same period in 2021, primarily reflecting higher revenues due to increased ROV activity and a higher number of vessel days.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $14.4 million for the three-month period ended March 31, 2022 as compared to $15.2 million for the same period in 2021, primarily reflecting lower employee incentive compensation costs.

Other Income (Expense), Net. Net other expense was $3.9 million for the three-month period ended March 31, 2022 primarily due to foreign currency transaction losses reflecting the weakening of the British pound. Net other income was $1.6 million for the same period in 2021 primarily due to foreign currency transaction gains reflecting the strengthening of the British pound.

Income Tax Provision. Income tax provision was $2.1 million for the three-month period ended March 31, 2022 as compared to $0.1 million for the same period in 2021. The effective tax rates for the three-month periods ended March 31, 2022 and 2021 were (5.4)% and (4.0)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31,	December 31,
	2022	2021
Net working capital	$246,745	$251,255
Long-term debt (1)	258,496	262,137
Liquidity	270,983	304,660
(1)	Long-term debt is net of unamortized debt issuance costs. Current maturities of our long-term debt of $43.1 million and $42.9 million, respectively, are excluded from long-term debt. See Note 5 for information relating to our long-term debt.

Net Working Capital

Net working capital is equal to current assets minus current liabilities. It measures short-term liquidity and operational efficiency and is important for predicting cash flow and debt requirements. Our net working capital includes current maturities of our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at March 31, 2022 included $229.7 million of cash and cash equivalents and $41.2 million of available borrowing capacity under the ABL Facility (Note 5) and excluded $72.9 million of restricted cash primarily related to a short-term project related letter of credit, the restriction from which is expected to be released upon completion of the project. Our liquidity at December 31, 2021 included $253.5 million of cash and cash equivalents and $51.1 million of available borrowing capacity under the ABL Facility and excluded $73.6 million of short-term project related restricted cash.

The COVID-19 pandemic impacted our operations and our revenues. We responded by deferring or reducing planned capital expenditures and operating costs during the past two years. This spending is expected to return with our outlook of increased activity. Furthermore, we have convertible debt instruments and other term debt maturities during 2022 that we intend to settle in cash. We believe that our cash on hand, internally generated cash flows and availability under the ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

An ongoing period of weak, or continued decreases in, industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the ABL Facility. At March 31, 2022, our available borrowing capacity under the ABL Facility was $41.2 million, net of $2.3 million of letters of credit issued under that facility. We currently do not anticipate borrowing under the ABL Facility other than for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(17,413)	$39,869
Investing activities	(623)	(1,329)
Financing activities	(5,408)	(59,885)

Operating Activities

The decrease in our operating cash flows for the three-month period ended March 31, 2022 as compared to the same period in 2021 primarily reflects lower earnings, higher regulatory recertification costs for our vessels and systems and negative changes in net working capital. Operating cash flows for the three-month periods ended March 31, 2022 and 2021 included the receipt of $1.1 million and $6.6 million, respectively, in income tax refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Investing Activities

Cash flows used in investing activities for the three-month periods ended March 31, 2022 and 2021 reflect the deferral or reduction of our planned capital expenditures as our response to the adverse impact to our operations as a result of the COVID-19 pandemic.

Financing Activities

Net cash outflows from financing activities for the three-month period ended March 31, 2022 primarily reflect the repayment of $3.9 million related to the MARAD Debt (Note 5). Net cash outflows from financing activities for the three-month period ended March 31, 2021 primarily reflect the repayment of $58.2 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of March 31, 2022 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of March 31, 2022. Our 2022 Notes, 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 5).

	Total	Short-Term	Long-Term
MARAD debt	$44,930	$8,133	$36,797
2022 Notes	35,000	35,000	—
2023 Notes	30,000	—	30,000
2026 Notes	200,000	—	200,000
Interest related to debt	62,148	17,362	44,786
Property and equipment	9,125	9,125	—
Operating leases (1)	308,370	99,767	208,603
Total cash obligations	$689,573	$169,387	$520,186
(1)	Operating leases include vessel charters and facility and equipment leases. At March 31, 2022, our commitment related to long-term vessel charters totaled approximately $268.4 million, of which $111.8 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2022.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 11). Those obligations approximate $31.0 million (undiscounted) as of March 31, 2022 and are all expected to be paid during the next 12 months. We are entitled to receive certain amounts from Marathon Oil Corporation as these decommissioning obligations are fulfilled.

Regulatory recertification and dry dock. Our vessels and intervention systems are subject to certain regulatory recertification requirements that must be satisfied in order for the vessels and intervention systems to operate. Recertification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. These costs can vary and generally range between $3.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per intervention system. The timing of these costs can vary.

We expect the sources of funds to satisfy our material cash requirements to primarily come from our ongoing operations and existing cash on hand, but may also come from availability under the ABL Facility and access to capital markets.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of our financial condition and results of operations, as reflected in the condensed consolidated financial statements and related footnotes, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates involve a significant level of estimation uncertainty and may change over time as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. For information regarding our critical accounting estimates, see our “Critical Accounting Estimates” as disclosed in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were exposed to market risks associated with foreign currency exchange rates. We had no exposure to interest rate risk as we had no outstanding debt subject to floating rates.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the three-month period ended March 31, 2022, we recorded foreign currency translation losses of $13.1 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as our non-U.S. undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three-month period ended March 31, 2022, we recorded foreign currency transaction losses of $3.9 million, primarily related to our subsidiaries in the U.K.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)
			Total number	(d)
			of shares	Maximum
	(a)	(b)	purchased as	number of shares
	Total number	Average	part of publicly	that may yet be
	of shares	price paid	announced	purchased under
Period	purchased (1)	per share	program	the program (2)
January 1 to January 31, 2022	488,718	$3.12	—	9,183,183
February 1 to February 28, 2022	—	—	—	9,183,183
March 1 to March 31, 2022	—	—	—	9,183,183
	488,718	$3.12	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 9), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2021 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: April 27, 2022	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)