Form 10-Q
period 2022-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2022-07-27
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 20, 2022, 151,729,078 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,595	$253,515
Restricted cash	2,505	73,612
Accounts receivable, net of allowance for credit losses of $1,563 and $1,477, respectively	153,314	144,137
Other current assets	68,990	58,274
Total current assets	485,404	529,538
Property and equipment	2,860,872	2,938,154
Less accumulated depreciation	(1,321,699)	(1,280,509)
Property and equipment, net	1,539,173	1,657,645
Operating lease right-of-use assets	139,262	104,190
Other assets, net	49,814	34,655
Total assets	$2,213,653	$2,326,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,716	$87,959
Accrued liabilities	85,180	91,712
Current maturities of long-term debt	8,133	42,873
Current operating lease liabilities	39,697	55,739
Total current liabilities	232,726	278,283
Long-term debt	258,977	262,137
Operating lease liabilities	103,548	50,198
Deferred tax liabilities	86,416	86,966
Other non-current liabilities	196	975
Total liabilities	681,863	678,559
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,714 and 151,124 shares issued, respectively	1,295,016	1,292,479
Retained earnings	339,342	411,072
Accumulated other comprehensive loss	(102,568)	(56,082)
Total shareholders’ equity	1,531,790	1,647,469
Total liabilities and shareholders’ equity	$2,213,653	$2,326,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$162,612	$161,941	$312,737	$325,356
Cost of sales	163,966	158,811	332,700	307,602
Gross profit (loss)	(1,354)	3,130	(19,963)	17,754
Loss on disposition of assets, net	—	(646)	—	(646)
Selling, general and administrative expenses	(17,622)	(13,425)	(31,990)	(28,604)
Loss from operations	(18,976)	(10,941)	(51,953)	(11,496)
Equity in earnings of investment	8,184	—	8,184	—
Net interest expense	(4,799)	(5,919)	(9,973)	(11,972)
Other income (expense), net	(13,471)	960	(17,352)	2,577
Royalty income and other	797	249	2,938	2,306
Loss before income taxes	(28,265)	(15,651)	(68,156)	(18,585)
Income tax provision (benefit)	1,434	(1,968)	3,574	(1,852)
Net loss	(29,699)	(13,683)	(71,730)	(16,733)
Net income (loss) attributable to redeemable noncontrolling interests	—	26	—	(146)
Net loss attributable to common shareholders	$(29,699)	$(13,709)	$(71,730)	$(16,587)

Loss per share of common stock:
Basic	$(0.20)	$(0.09)	$(0.47)	$(0.11)
Diluted	$(0.20)	$(0.09)	$(0.47)	$(0.11)

Weighted average common shares outstanding:
Basic	151,205	150,028	151,174	149,982
Diluted	151,205	150,028	151,174	149,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(29,699)	$(13,683)	$(71,730)	$(16,733)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(33,338)	2,356	(46,486)	6,969
Other comprehensive income (loss), net of tax	(33,338)	2,356	(46,486)	6,969
Comprehensive loss	(63,037)	(11,327)	(118,216)	(9,764)
Less comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income (loss)	—	26	—	(146)
Foreign currency translation gain	—	12	—	48
Comprehensive income (loss) attributable to redeemable noncontrolling interests	—	38	—	(98)
Comprehensive loss attributable to common shareholders	$(63,037)	$(11,365)	$(118,216)	$(9,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, March 31, 2022	151,637	$1,292,935	$369,041	$(69,230)	$1,592,746	$—
Net loss	—	—	(29,699)	—	(29,699)	—
Foreign currency translation adjustments	—	—	—	(33,338)	(33,338)	—
Activity in company stock plans, net and other	77	231	—	—	231	—
Share-based compensation	—	1,850	—	—	1,850	—
Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, March 31, 2021	150,715	$1,286,380	$468,087	$(47,007)	$1,707,460	$3,960
Net income (loss)	—	—	(13,709)	—	(13,709)	26
Foreign currency translation adjustments	—	—	—	2,356	2,356	12
Accretion of redeemable noncontrolling interests	—	—	1,730	—	1,730	(1,730)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	72	286	—	—	286	—
Share-based compensation	—	1,937	—	—	1,937	—
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—
Net loss	—	—	(71,730)	—	(71,730)	—
Foreign currency translation adjustments	—	—	—	(46,486)	(46,486)	—
Activity in company stock plans, net and other	590	(947)	—	—	(947)	—
Share-based compensation	—	3,484	—	—	3,484	—
Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(16,587)	—	(16,587)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	6,969	6,969	48
Accretion of redeemable noncontrolling interests	—	—	1,489	—	1,489	(1,489)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	446	(1,314)	—	—	(1,314)	—
Share-based compensation	—	3,781	—	—	3,781	—
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,730)	$(16,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,646	69,507
Amortization of debt issuance costs	1,161	1,587
Share-based compensation	3,572	3,901
Deferred income taxes	(550)	(3,649)
Equity in earnings of investment	(8,184)	—
Loss on disposition of assets, net	—	646
Unrealized foreign currency (gain) loss	12,578	(1,366)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,165)	6,620
Other current assets	(10,449)	16,017
Income tax payable, net of income tax receivable	846	5,136
Accounts payable and accrued liabilities	18,754	18,828
Other, net	(20,733)	(7,954)
Net cash provided by (used in) operating activities	(23,254)	92,540

Cash flows from investing activities:
Capital expenditures	(2,187)	(6,772)
Distribution from equity investment, net	7,840	—
Proceeds from sale of assets	—	11
Net cash provided by (used in) investing activities	5,653	(6,761)

Cash flows from financing activities:
Repayment of convertible senior notes	(35,000)	—
Repayment of Term Loan	—	(1,750)
Repayment of Nordea Q5000 Loan	—	(53,572)
Repayment of MARAD Debt	(3,920)	(3,734)
Debt issuance costs	(227)	(43)
Acquisition of redeemable noncontrolling interests	—	(2,268)
Payments related to tax withholding for share-based compensation	(1,525)	(1,878)
Proceeds from issuance of ESPP shares	353	443
Net cash used in financing activities	(40,319)	(62,802)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,107)	896
Net increase (decrease) in cash and cash equivalents and restricted cash	(64,027)	23,873
Cash and cash equivalents and restricted cash:
Balance, beginning of year	327,127	291,320
Balance, end of period	$263,100	$315,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and New Accounting Standards

The accompanying condensed consolidated financial statements include the accounts of Helix Energy Solutions Group, Inc. and its subsidiaries (collectively, “Helix”). Unless the context indicates otherwise, the terms “we,” “us” and “our” in this report refer collectively to Helix and its subsidiaries. All material intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements in U.S. dollars have been prepared in accordance with instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our balance sheet as of December 31, 2021 included herein has been derived from the audited balance sheet as of December 31, 2021 included in our 2021 Annual Report on Form 10-K (our “2021 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

We do not expect any recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Our services are centered on a three-legged business model:

●	Production maximization — our assets and methodologies are specifically designed to efficiently enhance and extend the lives of existing oil and gas reserves; we also offer an alternative to take over end-of-life reserves in preparation for their abandonment;
●	Decommissioning — we have historical success as a full-field abandonment contractor and believe that regulatory push for plug and abandonment (“P&A”) and transition to renewable energy will facilitate the continued growth of abandonment backlog; and
●	Renewable energy support — we are an established global leader in jet trenching and continue to seek to provide specialty support services to offshore wind farm developments, including boulder removal and unexploded ordnance clearance.

We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. On July 1, 2022, we completed the acquisition of the Alliance group of companies (collectively “Alliance”), expanding our service capabilities to shallow waters in the Gulf of Mexico. Our North Sea operations are subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. Our services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities (Note 10).

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

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), which combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident, and our ownership of oil and gas properties. We also have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”) that we account for using the equity method of accounting. In May 2022, we received a net cash distribution of $7.8 million from the sale of the “Independence Hub” platform owned by Independence Hub. All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets (Note 7)	$9,097	$639
Prepaids	17,069	18,228
Deferred costs (Note 7)	6,841	2,967
Income tax receivable	—	1,116
Other receivable (Note 11)	30,052	28,805
Other	5,931	6,519
Total other current assets	$68,990	$58,274

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Deferred recertification and dry dock costs, net	$29,532	$16,291
Deferred costs (Note 7)	1,857	381
Prepaid charter (1)	12,544	12,544
Intangible assets with finite lives, net	3,119	3,472
Other	2,762	1,967
Total other assets, net	$49,814	$34,655
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and related benefits	$24,924	$28,657
Accrued interest	6,379	6,746
Income tax payable	12	—
Deferred revenue (Note 7)	6,386	8,272
Asset retirement obligations (Note 11)	30,961	29,658
Other	16,518	18,379
Total accrued liabilities	$85,180	$91,712

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Deferred revenue (Note 7)	$—	$476
Other	196	499
Total other non-current liabilities	$196	$975

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$13,798	$14,839	$28,260	$31,055
Variable lease cost	4,625	3,635	9,547	7,119
Short-term lease cost	7,571	5,243	13,009	6,975
Sublease income	(381)	(329)	(630)	(678)
Net lease cost	$25,613	$23,388	$50,186	$44,471

Maturities of our operating lease liabilities as of June 30, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$42,744	$5,135	$47,879
One to two years	34,404	4,672	39,076
Two to three years	34,002	4,058	38,060
Three to four years	17,155	916	18,071
Four to five years	16,847	966	17,813
Over five years	—	3,289	3,289
Total lease payments	$145,152	$19,036	$164,188
Less: imputed interest	(18,030)	(2,913)	(20,943)
Total operating lease liabilities	$127,122	$16,123	$143,245

Current operating lease liabilities	$35,306	$4,391	$39,697
Non-current operating lease liabilities	91,816	11,732	103,548
Total operating lease liabilities	$127,122	$16,123	$143,245

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,573	$5,601	$61,174
One to two years	34,580	4,844	39,424
Two to three years	2,470	4,514	6,984
Three to four years	—	2,462	2,462
Four to five years	—	1,074	1,074
Over five years	—	4,193	4,193
Total lease payments	$92,623	$22,688	$115,311
Less: imputed interest	(5,633)	(3,741)	(9,374)
Total operating lease liabilities	$86,990	$18,947	$105,937

Current operating lease liabilities	$51,035	$4,704	$55,739
Non-current operating lease liabilities	35,955	14,243	50,198
Total operating lease liabilities	$86,990	$18,947	$105,937

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2022		2021
Weighted average remaining lease term	3.8	years	2.4	years
Weighted average discount rate	6.97%		7.57%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for operating lease liabilities	$28,860	$31,562
Right-of-use assets obtained in exchange for new operating lease obligations (1)	60,772	1,500
(1)	Amount in 2022 primarily relates to the charter extensions for the Siem Helix 1 and the Siem Helix 2 (Note 12).

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2022 are as follows (in thousands):

	2023	2026	MARAD
	Notes	Notes	Debt	Total
Less than one year	$—	$—	$8,133	$8,133
One to two years	30,000	—	8,538	38,538
Two to three years	—	—	8,965	8,965
Three to four years	—	200,000	9,412	209,412
Four to five years	—	—	9,882	9,882
Gross debt	30,000	200,000	44,930	274,930
Unamortized debt issuance costs (1)	(225)	(5,278)	(2,317)	(7,820)
Total debt	29,775	194,722	42,613	267,110
Less current maturities	—	—	(8,133)	(8,133)
Long-term debt	$29,775	$194,722	$34,480	$258,977
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $45 million and $35 million, respectively. The ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of June 30, 2022, we had no borrowings under the ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $60.3 million, net of $2.3 million of letters of credit issued under that facility.

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

On July 1, 2022, we entered into a first amendment to the ABL Facility to (i) increase the asset-based revolving credit facility from $80 million to $100 million, (ii) replace LIBOR with Term SOFR (also known as CME Term SOFR), as administered by CME Group Inc., and make certain conforming changes therewith, (iii) increase the amount of permitted debt for the deferred purchase price of property from $25 million to $50 million, (iv) increase the fixed coverage charge ratio trigger from $8 million to $10 million, (v) increase the excess availability requirements prior to the maturity of our outstanding convertible senior notes from $16 million to $20 million, (vi) establish an excess availability requirement for the portion of any post-closing earn-out consideration related to our acquisition of all of the equity interests of Alliance that will be paid in cash (Note 16), and (vii) provide for potential pricing adjustments based on specific metrics and performance targets determined by us and Bank of America, as agent with respect to the ABL Facility, related to environmental, social and governance (“ESG”) changes implemented by us in our business.

Convertible Senior Notes Due 2022 (“2022 Notes”)

We fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the three- and six month periods ended June 30, 2022, total interest expense related to the 2022 Notes was $0.1 million and $0.6 million, respectively, primarily from coupon interest expense. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2022 Notes was $0.4 million and $0.8 million, respectively, with coupon interest expense of $0.4 million and $0.7 million, respectively, and the amortization of issuance costs of $0.1 million for the six-month period ended June 30, 2021.

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

The effective interest rate for the 2023 Notes is 4.8%. For the three- and six-month periods ended June 30, 2022, total interest expense related to the 2023 Notes was $0.3 million and $0.7 million, respectively, with coupon interest expense of $0.3 million and $0.6 million, respectively, and the amortization of debt issuance costs of $0.1 million for the six-month period ended June 30, 2022. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2023 Notes was $0.3 million and $0.7 million, respectively, with coupon interest expense of $0.3 million and $0.6 million, respectively, and the amortization of issuance costs of $0.1 million for the six-month period ended June 30, 2021.

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

The effective interest rate for the 2026 Notes is 7.6%. For the three- and six-month periods ended June 30, 2022, total interest expense related to the 2026 Notes was $3.7 million and $7.4 million, respectively, with coupon interest expense of $3.4 million and $6.8 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.6 million, respectively. For the three- and six-month periods ended June 30, 2021, total interest expense related to the 2026 Notes was $3.7 million and $7.3 million, respectively, with coupon interest expense of $3.4 million and $6.7 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.6 million, respectively.

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

Other

We previously had a credit agreement (and the amendments made thereafter, collectively the “Credit Agreement”) with a group of lenders led by Bank of America. The Credit Agreement was comprised of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) with a maximum availability of $175 million and had a maturity date of December 31, 2021. Concurrent with our entering into the ABL Facility on September 30, 2021, the Credit Agreement was terminated, the $28 million remaining balance of the Term Loan was repaid in full and the letters of credit issued under the Revolving Credit Facility were transferred to the ABL Facility. We had no borrowings under the Revolving Credit Facility.

We previously had a credit agreement with a syndicated bank lending group for a term loan (the “Nordea Q5000 Loan”) to finance the construction of the Q5000. The loan was secured by the Q5000 and its charter earnings. In January 2021, we repaid the remaining principal amount of $53.6 million.

In accordance with the ABL Facility, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of June 30, 2022, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense	$5,034	$5,943	$10,341	$12,055
Interest income	(235)	(24)	(368)	(83)
Net interest expense	$4,799	$5,919	$9,973	$11,972

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and six-month periods ended June 30, 2022, we recognized income tax expense of $1.4 million and $3.6 million, respectively, resulting in effective tax rates of (5.1)% and (5.2)%, respectively. For the three- and six-month periods ended June 30, 2021, we recognized income tax benefit of $2.0 million and $1.9 million, respectively, resulting in effective tax rates of 12.6% and 10.0%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized. For the three- and six-month periods ended June 30, 2022, our aggregate tax expense was greater than the aggregate tax benefit of our losses, resulting in negative effective tax rates. The effective tax rates in those periods were significantly lower than the U.S. statutory rate primarily due to non-creditable foreign income and deemed profit taxes, as well as unbenefited tax losses.

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

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations	Revenue
Three months ended June 30, 2022
Short-term	$86,048	$25,852	$—	$—	$111,900
Long-term	20,243	23,998	17,678	(11,207)	50,712
Total	$106,291	$49,850	$17,678	$(11,207)	$162,612

Three months ended June 30, 2021
Short-term	$76,669	$21,012	$—	$—	$97,681
Long-term	55,636	10,639	14,218	(16,233)	64,260
Total	$132,305	$31,651	$14,218	$(16,233)	$161,941

Six months ended June 30, 2022
Short-term	$177,394	$46,989	$—	$(635)	$223,748
Long-term	35,264	40,212	35,972	(22,459)	88,989
Total	$212,658	$87,201	$35,972	$(23,094)	$312,737

Six months ended June 30, 2021
Short-term	$125,886	$30,419	$—	$—	$156,305
Long-term	140,187	23,388	30,665	(25,189)	169,051
Total	$266,073	$53,807	$30,665	$(25,189)	$325,356

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $9.1 million at June 30, 2022 and $0.6 million at December 31, 2021. We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2022 and 2021.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $6.4 million at June 30, 2022 and $8.7 million at December 31, 2021. Revenue recognized for the three- and six-month periods ended June 30, 2022 included $3.5 million and $5.8 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2021 included $4.2 million and $5.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2022, $551.5 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $232.4 million, $233.5 million and $85.6 million in 2022, 2023 and 2024, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2022.

For the three- and six-month periods ended June 30, 2022 and 2021, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $8.7 million at June 30, 2022 and $3.3 million at December 31, 2021. For the three- and six-month periods ended June 30, 2022, we recorded $6.6 million and $11.2 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2021, we recorded $9.5 million and $19.9 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(29,699)		$(13,709)
Net loss available to common shareholders	$(29,699)	151,205	$(13,709)	150,028

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(71,730)		$(16,587)
Less: Accretion of redeemable noncontrolling interests	—		(241)
Net loss available to common shareholders	$(71,730)	151,174	$(16,828)	149,982

We had net losses for the three- and six-month periods ended June 30, 2022 and 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Diluted shares (as reported)	151,205	150,028	151,174	149,982
Share-based awards	1,250	1,325	1,119	1,282
Total	152,455	151,353	152,293	151,264

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
2022 Notes	—	2,519	1,211	2,519
2023 Notes	3,168	3,168	3,168	3,168
2026 Notes	28,676	28,676	28,676	28,676

Note 9 — Employee Benefit Plans

Long-Term Incentive Plan

As of June 30, 2022, there were 4.2 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the six-month period ended June 30, 2022, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2022 (1)	RSU	1,065,705	$3.12	33% per year over three years
January 4, 2022 (1)	PSU	1,065,705	$4.25	100% on January 4, 2025
January 4, 2022 (2)	Restricted stock	15,775	$3.12	100% on January 1, 2024
April 1, 2022 (2)	Restricted stock	14,710	$4.78	100% on January 1, 2024
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash, of which 8,013 shares granted on January 4, 2022 and 5,230 shares granted on April 1, 2022 vested upon the approval of our Board’s Compensation Committee in connection with the departure of an independent director during the second quarter 2022.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees in 2022. For the three- and six-month periods ended June 30, 2022, $0.8 million and $1.4 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2021, $0.9 million and $1.7 million, respectively, were recognized as share-based compensation related to restricted stock.

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

For PSUs that have a service and a market condition and are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs that have a service and a performance condition and are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and six-month periods ended June 30, 2022, $1.1 million and $2.1 million, respectively, were recognized as share-based compensation related to equity PSUs. For the three- and six-month periods ended June 30, 2021, $1.0 million and $2.1 million, respectively, were recognized as share-based compensation related to equity PSUs. In January 2022, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 559,150 equity PSUs granted in 2019 vested at 157%, representing 876,469 shares of our common stock with a total market value of $3.2 million.

Our restricted stock units (“RSUs”) may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and six-month periods ended June 30, 2022, $0.2 million and $0.8 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2021, $0.2 million and $0.4 million, respectively, were recognized as compensation cost.

In 2022 and 2021, we granted fixed-value cash awards of $5.1 million and $3.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2022, $1.1 million and $2.1 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2021, $1.0 million and $2.0 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. Our discretionary contributions were suspended for 2021 and re-activated beginning January 2022. For the three- and six-month periods ended June 30, 2022, we made $0.4 million and $0.8 million, respectively, in contributions to the 401(k) plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of June 30, 2022, 1.4 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues —
Well Intervention	$106,291	$132,305	$212,658	$266,073
Robotics	49,850	31,651	87,201	53,807
Production Facilities	17,678	14,218	35,972	30,665
Intercompany eliminations	(11,207)	(16,233)	(23,094)	(25,189)
Total	$162,612	$161,941	$312,737	$325,356

Income (loss) from operations —
Well Intervention	$(22,548)	$(6,719)	$(54,306)	$(1,476)
Robotics	9,666	255	11,146	(2,679)
Production Facilities	6,045	4,682	11,896	11,196
Segment operating income (loss)	(6,837)	(1,782)	(31,264)	7,041
Corporate, eliminations and other	(12,139)	(9,159)	(20,689)	(18,537)
Total	$(18,976)	$(10,941)	$(51,953)	$(11,496)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Well Intervention	$3,893	$10,206	$7,743	$12,793
Robotics	7,314	6,027	15,351	12,396
Total	$11,207	$16,233	$23,094	$25,189

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. The following table reflects total assets by reportable segment (in thousands):

	June 30,	December 31,
	2022	2021
Well Intervention	$1,830,655	$2,012,214
Robotics	88,781	96,249
Production Facilities	113,984	119,004
Corporate and other	180,233	98,561
Total	$2,213,653	$2,326,028

Note 11 — Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded at fair value and consist of estimated costs for subsea infrastructure decommissioning and P&A activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

Our AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. The following table describes the changes in our AROs (in thousands):

	2022	2021
AROs at January 1,	$29,658	$30,913
Revisions in estimates	—	(2,631)
Accretion expense	1,303	48
AROs at June 30,	$30,961	$28,330

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

Litigation

We are involved in various legal proceedings, some involving claims under the General Maritime Laws of the United States and the Merchant Marine Act of 1920 (commonly referred to as the Jones Act). In addition, from time to time we receive other claims, such as contract and employment-related disputes, in the normal course of business.

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation. In one such lawsuit, during the third quarter 2021 the United States Court of Appeals for the Fifth Circuit issued a ruling adverse to us that may also have implications for some of the other cases in which we are involved, as well as the way offshore personnel are compensated throughout our industry. We further appealed that matter and in May 2022, the United States Supreme Court granted our petition for a writ of certiorari. We continue to vigorously defend these lawsuits. Notwithstanding that we believe we retain valid defenses, we have established a liability in certain of these matters. The final outcome of these matters remains uncertain, and the ultimate liability to us could be more or less than the liability established.

Note 13 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Interest paid	$9,550	$10,601
Income taxes paid	4,381	4,588

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.3 million at June 30, 2022 and December 31, 2021.

Note 14 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2022	2021
Balance at January 1,	$1,477	$3,469
Additions (reductions) (1)	86	(76)
Write-offs (2)	—	(1,845)
Balance at June 30,	$1,563	$1,548
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$44,930	$45,851	$48,850	$52,481
2022 Notes (matured May 2022)	—	—	35,000	34,794
2023 Notes (mature September 2023)	30,000	29,615	30,000	29,054
2026 Notes (mature February 2026)	200,000	191,902	200,000	200,562
Total debt	$274,930	$267,368	$313,850	$316,891
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 5 for additional disclosures on our long-term debt.

(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Note 16 — Subsequent Events

Alliance Acquisition

On July 1, 2022, we completed our acquisition of all of the equity interests of Alliance for approximately $120 million cash at closing plus post-closing earn-out consideration payable in 2024 in the event the Alliance business achieves certain financial metrics in 2022 and 2023. Alliance provides services in support of the upstream and midstream industries in the Gulf of Mexico shelf, including offshore oil field decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. The acquisition extends our energy transition strategy by adding shallow-water capabilities into what we expect to be a growing offshore decommissioning market.

Due to the recent timing of the acquisition, the initial accounting for the Alliance acquisition is incomplete, and we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of the contingent earn-out consideration, assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, capital expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, our spending and cost reduction plans and our ability to manage changes, and the COVID-19 pandemic and oil price volatility and their respective effects and results on the foregoing as well as our protocols and plans;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our ESG initiatives and the successes thereon or regarding our environmental efforts, including greenhouse gas emissions targets;

●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results and effects of the COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory recertification and inspection as well as major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2021 Form 10-K.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of remaining oil and gas reserves, decommissioning end-of-life oil and gas reserves and supporting renewable energy developments. Our well intervention fleet includes seven purpose-built well intervention vessels and 10 intervention systems. Our robotics equipment includes 40 work-class ROVs and four trenchers. We charter robotics support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties.

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

Oil and gas prices experienced recent highs during the first half of 2022 as global demand continued to recover and supply was disrupted by regional conflicts. The increases in oil prices, as well as the outlook for higher sustained oil prices, should lead to higher customer spending for the industry. However, despite the current strong commodity price environment, there are broad headwinds to commodity price stability. These headwinds include those regional conflicts, high inflation, ongoing COVID-related uncertainties, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy. We expect this will contribute to commodity price volatility and may temper customer spending for oil and gas projects.

Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, rig utilization rates, the day rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our assets and services.

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

We expect the fundamentals for our business will remain favorable over the longer term as the need to prolong well life in oil and gas production and safely decommission end-of-life wells are primary drivers of demand for our services. This expectation is based on multiple factors, including (1) maintaining the optimal production of a well through enhancement is fundamental to maximizing the overall economics of well production; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) extending the production of offshore wells not only maximizes a well’s production economics but also enables the financial benefit of delaying P&A costs, which can be substantial.

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

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, in 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic, inflation rates began to rise significantly and remained high through the second quarter 2022. Although we are able to reduce some of our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future. The recent high inflation rates seen in various major economies have caused concerns for central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which, combined with ongoing regional conflicts and unrest and continued COVID-related disruptions throughout the globe, could provide a strained macroeconomic outlook and in turn affect energy markets.

Backlog

We define backlog as firm commitments represented by signed contracts. As of June 30, 2022, our consolidated backlog totaled $552 million, of which $232 million is expected to be performed over the remainder of 2022. Our contract with Trident Energy Do Brasil LTDA. to provide P&A services offshore Brazil with the Siem Helix 1 chartered vessel, our contract with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil with the Siem Helix 2 chartered vessel, our well intervention contract with Shell Offshore Inc. for the Q5000 and our fixed fee agreement for the HP I represented approximately 54% of our total backlog as of June 30, 2022. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We define EBITDA as earnings before income taxes, net interest expense, gains or losses on extinguishment of long-term debt, gains and losses on equity investments, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets, acquisition and integration costs and the general provision (release) for current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(29,699)	$(13,683)	$(71,730)	$(16,733)
Adjustments:
Income tax provision (benefit)	1,434	(1,968)	3,574	(1,852)
Net interest expense	4,799	5,919	9,973	11,972
Other (income) expense, net	13,471	(960)	17,352	(2,577)
Depreciation and amortization	33,158	34,941	66,646	69,507
Gain on equity investment	(8,184)	—	(8,184)	—
EBITDA	14,979	24,249	17,631	60,317
Adjustments:
Loss on disposition of assets, net	—	646	—	646
Acquisition and integration costs	1,587	—	1,587	—
General provision (release) for current expected credit losses	193	(83)	67	17
Adjusted EBITDA	$16,759	$24,812	$19,285	$60,980

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities	$(23,254)	$92,540
Less: Capital expenditures, net of proceeds from sale of assets	(2,187)	(6,761)
Free Cash Flow	$(25,441)	$85,779

Comparison of Three Months Ended June 30, 2022 and 2021

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

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$106,291	$132,305	$(26,014)	(20)%
Robotics	49,850	31,651	18,199	57%
Production Facilities	17,678	14,218	3,460	24%
Intercompany eliminations	(11,207)	(16,233)	5,026
	$162,612	$161,941	$671	0%

Gross profit (loss) —
Well Intervention	$(19,336)	$(2,542)	$(16,794)	(661)%
Robotics	11,597	2,286	9,311	407%
Production Facilities	6,687	5,103	1,584	31%
Corporate, eliminations and other	(302)	(1,717)	1,415
	$(1,354)	$3,130	$(4,484)	(143)%

Gross margin —
Well Intervention	(18)%	(2)%
Robotics	23%	7%
Production Facilities	38%	36%
Total company	(1)%	2%

Number of vessels or robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 67%	7 / 72%
Robotics assets (3)	45 / 53%	47 / 36%
Chartered robotics vessels	5 / 94%	3 / 93%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered robotics vessels during the three-month periods ended June 30, 2022 and 2021 included 116 and 61 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs and trenchers.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)
Well Intervention	$3,893	$10,206	$(6,313)
Robotics	7,314	6,027	1,287
	$11,207	$16,233	$(5,026)

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2022 were flat as compared to the same period in 2021, reflecting higher revenues from our Robotics and Production Facilities segments, offset by lower revenues from our Well Intervention segment.

Our Well Intervention revenues decreased by 20% for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting lower utilization on the Q7000 in West Africa and lower rates and utilization in Brazil, offset in part by higher rates and utilization in the Gulf of Mexico and higher utilization in the North Sea. The Q7000 had minimal utilization as the vessel commenced its scheduled maintenance during the second quarter 2022 whereas it was 96% utilized during the second quarter 2021. In Brazil, the Siem Helix 2 operated at lower rates under the extended contract with Petrobras during the second quarter 2022 whereas it was on higher legacy contract rates during the second quarter 2021. The Siem Helix 1 transited back to Brazil after completion of the accommodations project offshore Ghana at lower rates during the second quarter 2022 whereas it was fully utilized on the extended contract with Petrobras during the second quarter 2021. In the Gulf of Mexico, the Q5000 achieved higher utilization performing higher rate integrated projects while rates and utilization also improved for the Q4000 during the second quarter 2022 as compared to the same period in 2021.

Our Robotics revenues increased by 57% for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher vessel and ROV activities. Chartered vessel days increased to 370 days during the second quarter 2022 as compared to 236 days during the second quarter 2021, although vessel utilization increased slightly to 94% in the second quarter 2022 from 93% during the second quarter 2021. Vessel days during the second quarter 2022 included 116 spot vessel days as compared to 61 spot vessel days during the second quarter 2021, primarily performing seabed clearance work in the North Sea. ROV and trencher utilization increased to 53% in the second quarter 2022 from 36% during the second quarter 2021, although trenching days decreased slightly to 81 days during the second quarter 2022 as compared to 84 days during the second quarter 2021.

Our Production Facilities revenues increased by 24% for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher oil and gas production volumes and prices.

Gross Profit (Loss). Our consolidated gross loss was $1.4 million for the three-month period ended June 30, 2022 as compared consolidated gross profit of $3.1 million for the same period in 2021, primarily reflecting decreased profitability in our Well Intervention segment, offset in part by increased profitability in our Robotics and Production Facilities segments.

Our Well Intervention gross loss increased by $16.8 million for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting lower segment revenues, offset in part by a net reduction in operating costs due to lower Q7000 utilization and reduced charter costs in Brazil.

Our Robotics gross profit increased by $9.3 million for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher revenues due to increased ROV activity and a higher number of vessel days.

Our Production Facilities gross profit increased by $1.6 million for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher revenues.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $17.6 million for the three-month period ended June 30, 2022 as compared to $13.4 million for the same period in 2021, primarily reflecting higher employee incentive compensation costs and Alliance acquisition related costs during the second quarter 2022 (Note 16).

Equity in Earnings of Investment. Equity in earnings of investment was $8.2 million for the three-month period ended June 30, 2022 primarily reflecting the cash distribution as a result of the sale of the “Independence Hub” platform (Note 2).

Net Interest Expense. Our net interest expense totaled $4.8 million for the three-month period ended June 30, 2022 as compared to $5.9 million for the same period in 2021, primarily reflecting the repayment of certain indebtedness (Note 5).

Other Income (Expense), Net. Net other expense was $13.5 million for the three-month period ended June 30, 2022 primarily due to foreign currency transaction losses reflecting the weakening of the British pound. Net other income was $1.0 million for the same period in 2021 primarily due to foreign currency transaction gains reflecting the strengthening of the British pound.

Income Tax Provision (Benefit). Income tax provision was $1.4 million for the three-month period ended June 30, 2022 as compared to an income tax benefit of $2.0 million for the same period in 2021. The effective tax rates for the three-month periods ended June 30, 2022 and 2021 were (5.1)% and 12.6%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 6).

Comparison of Six Months Ended June 30, 2022 and 2021

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

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$212,658	$266,073	$(53,415)	(20)%
Robotics	87,201	53,807	33,394	62%
Production Facilities	35,972	30,665	5,307	17%
Intercompany eliminations	(23,094)	(25,189)	2,095
	$312,737	$325,356	$(12,619)	(4)%

Gross profit (loss) —
Well Intervention	$(47,782)	$6,184	$(53,966)	(873)%
Robotics	15,117	1,353	13,764	1,017%
Production Facilities	13,296	12,316	980	8%
Corporate, eliminations and other	(594)	(2,099)	1,505
	$(19,963)	$17,754	$(37,717)	(212)%

Gross margin —
Well Intervention	(22)%	2%
Robotics	17%	3%
Production Facilities	37%	40%
Total company	(6)%	5%

Number of vessels or robotics assets (1) / Utilization (2)
Well intervention vessels	7 / 67%	7 / 82%
Robotics assets (3)	45 / 44%	47 / 30%
Chartered robotics vessels	6 / 92%	2 / 92%
(1)	Represents the number of vessels or robotics assets as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or robotics assets generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered robotics vessels during the six-month periods ended June 30, 2022 and 2021 included 252 and 64 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs and trenchers.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)
Well Intervention	$7,743	$12,793	$(5,050)
Robotics	15,351	12,396	2,955
	$23,094	$25,189	$(2,095)

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2022 decreased by 4% as compared to the same period in 2021, reflecting lower revenues from our Well Intervention segment, offset in part by higher revenues from our Robotics and Production Facilities segments.

Our Well Intervention revenues decreased by 20% for the six-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting lower rates and utilization on the Siem Helix 1 and the Siem Helix 2 in Brazil as both vessels rolled off their legacy contracts with Petrobras and lower utilization on the Q7000 in West Africa due to its scheduled maintenance during the second quarter 2022, offset in part by higher rates and utilization in the Gulf of Mexico during the second quarter 2022.

Our Robotics revenues increased by 62% for the six-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher vessel and ROV activities. Chartered vessel days increased to 693 days during the six-month period ended June 30, 2022 as compared to 401 days during the same period in 2021, although vessel utilization was flat at 92% during both periods. Vessel days during the six-month period ended June 30, 2022 included 252 spot vessel days as compared to 64 spot vessel days during the same period in 2021, primarily performing seabed clearance work in the North Sea. ROV and trencher utilization increased to 44% during the six-month period ended June 30, 2022 from 30% during the same period in 2021, although trenching days decreased slightly to 147 days during the six-month period ended June 30, 2022 as compared to 156 days during the same period in 2021.

Our Production Facilities revenues increased by 17% for the six-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher oil and gas production volumes and prices.

Gross Profit (Loss). Our consolidated gross loss was $20.0 million for the six-month period ended June 30, 2022 as compared consolidated gross profit of $17.8 million for the same period in 2021, primarily reflecting decreased profitability in our Well Intervention segment, offset in part by increased profitability in our Robotics and Production Facilities segments.

Our Well Intervention segment had a gross loss of $47.8 million for the six-month period ended June 30, 2022 as compared to a gross profit of $6.2 million for the same period in 2021, primarily reflecting lower segment revenues.

Our Robotics gross profit increased by $13.8 million for the six-month period ended June 30, 2022 as compared to the same period in 2021, primarily reflecting higher revenues due to increased ROV activity and a higher number of vessel days.

Our Production Facilities gross profit for the six-month period ended June 30, 2022 increased slightly as compared to the same period in 2021, primarily reflecting higher revenues.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $32.0 million for the six-month period ended June 30, 2022 as compared to $28.6 million for the same period in 2021, primarily reflecting higher employee incentive compensation costs and Alliance acquisition related costs (Note 16).

Equity in Earnings of Investment. Equity in earnings of investment was $8.2 million for the six-month period ended June 30, 2022 primarily reflecting the cash distribution as a result of the sale of the “Independence Hub” platform (Note 2).

Net Interest Expense. Our net interest expense totaled $10.0 million for the six-month period ended June 30, 2022 as compared to $12.0 million for the same period in 2021, primarily reflecting the repayment of certain indebtedness (Note 5).

Other Income (Expense), Net. Net other expense was $17.4 million for the six-month period ended June 30, 2022 primarily due to foreign currency transaction losses reflecting the weakening of the British pound. Net other income was $2.6 million for the same period in 2021 primarily due to foreign currency transaction gains reflecting the strengthening of the British pound.

Income Tax Provision (Benefit). Income tax provision was $3.6 million for the six-month period ended June 30, 2022 as compared to an income tax benefit of $1.9 million for the same period in 2021. The effective tax rates for the six-month periods ended June 30, 2022 and 2021 were (5.2)% and 10.0%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2022	2021
Net working capital	$252,678	$251,255
Long-term debt	258,977	262,137
Liquidity	320,857	304,660

Net Working Capital

Net working capital is equal to current assets minus current liabilities. It measures short-term liquidity and operational efficiency and is important for predicting cash flow and debt requirements. Our net working capital includes current maturities of our long-term debt.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $8.1 million at June 30, 2022 and $42.9 million at December 31, 2021. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at June 30, 2022 included $260.6 million of cash and cash equivalents and $60.3 million of available borrowing capacity under the ABL Facility (Note 5) and excluded $2.5 million of restricted cash. Our liquidity at December 31, 2021 included $253.5 million of cash and cash equivalents and $51.1 million of available borrowing capacity under the ABL Facility and excluded $73.6 million of short-term project related restricted cash. As of June 30, 2022, we had approximately $20.5 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date restricted our ability to convert our Nigerian Naira into U.S. dollars.

The COVID-19 pandemic impacted our operations and our revenues. We responded by deferring or reducing planned capital expenditures and operating costs during the past two years. This spending is returning with our increased activity. Furthermore, we fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022, and we have other term debt maturities during 2022 that we intend to settle in cash. Additionally on July 1, 2022, we completed our acquisition of all of the equity interests of Alliance for approximately $120 million cash at closing plus post-closing earn-out consideration payable in 2024 in the event the Alliance business achieves certain financial metrics in 2022 and 2023 (Note 16). We believe that our cash on hand, internally generated cash flows and availability under the ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

A period of weak industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the ABL Facility. We currently do not anticipate borrowing under the ABL Facility other than for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(23,254)	$92,540
Investing activities	5,653	(6,761)
Financing activities	(40,319)	(62,802)

Operating Activities

The decrease in our operating cash flows for the six-month period ended June 30, 2022 as compared to the same period in 2021 primarily reflects lower earnings, higher regulatory recertification costs for our vessels and systems and negative changes in net working capital. Operating cash flows for the six-month periods ended June 30, 2022 and 2021 included the receipt of $1.1 million and $6.6 million, respectively, in income tax refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Investing Activities

Cash flows provided by (used in) investing activities for the six-month periods ended June 30, 2022 and 2021 reflect the $7.8 million in net cash distribution from Independence Hub in May 2022 (Note 2) and the deferral or reduction of our planned capital expenditures as our response to the adverse impact to our operations as a result of the COVID-19 pandemic.

Financing Activities

Net cash outflows from financing activities for the six-month period ended June 30, 2022 primarily reflect the repayment of $3.9 million related to the MARAD Debt and $35 million related to the 2022 Notes (Note 5). Net cash outflows from financing activities for the six-month period ended June 30, 2021 primarily reflect the repayment of $59.1 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of June 30, 2022 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of June 30, 2022. Our 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 5).

	Total	Short-Term	Long-Term
MARAD debt	$44,930	$8,133	$36,797
2023 Notes	30,000	—	30,000
2026 Notes	200,000	—	200,000
Interest related to debt	57,643	17,167	40,476
Property and equipment	9,818	9,818	—
Operating leases (1)	281,530	92,262	189,268
Total cash obligations	$623,921	$127,380	$496,541
(1)	Operating leases include vessel charters and facility and equipment leases. At June 30, 2022, our commitment related to long-term vessel charters totaled approximately $246.5 million, of which $101.3 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2022.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 11). Those obligations approximate $31.0 million (undiscounted) as of June 30, 2022 and are all expected to be paid during the next 12 months. We are entitled to receive certain amounts from Marathon Oil Corporation as these decommissioning obligations are fulfilled.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were exposed to market risks associated with foreign currency exchange rates. We had no exposure to interest rate risk as we had no outstanding debt subject to floating rates.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2022, we recorded foreign currency translation losses of $46.5 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as our non-U.S. undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and six-month periods ended June 30, 2022, we recorded foreign currency transaction losses of $13.5 million and $17.4 million, respectively, primarily related to our subsidiaries in the U.K.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 — Litigation to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the period ended June 30, 2022 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Our business would be adversely affected if we failed to comply with the Jones Act foreign ownership provisions or if these provisions were modified or repealed.

We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the U.S. As a result of the Alliance acquisition, we acquired 21 vessels registered under the U.S. flag which operate in the U.S. Gulf of Mexico coastwise trade. In order to operate vessels in the Jones Act trade and to be qualified to document vessels for coastwise trade, we must maintain U.S. citizen status for Jones Act purposes. We could cease being a U.S. citizen if certain events were to occur, including if non-U.S. citizens were to own 25% or more of our common stock. We are responsible for monitoring our ownership to ensure compliance with the Jones Act. The consequences of our failure to comply with the Jones Act provisions on coastwise trade, including failing to qualify as a U.S. citizen, would have an adverse effect on our results of operations as we may be prohibited from operating certain of our vessels in the U.S. coastwise trade or, under certain circumstances, permanently lose U.S. coastwise trading rights or be subject to fines or forfeiture of certain our vessels. There have been attempts to repeal or amend restrictions contained in the Jones Act, and such attempts are expected to continue in the future. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government imposed burdens.

We may execute a strategic transaction that may not achieve intended results, could increase our debt or the number of our shares outstanding, or result in a change of control.

We have executed acquisitions and divestitures in the past, and in the future we may evaluate and potentially enter into additional strategic transactions. Any such transaction could be material to our business, could occur at any time and could take any number of forms, including, for example, an acquisition, merger, joint venture, strategic alliance, equity investment, divestiture or an asset sale.

The success of any transaction may depend on, in part, our ability to integrate an acquired business and realize the financial growth or synergies expected from the transaction. Any such transaction may not be successful, may not be accretive to shareholders or may not achieve expected benefits within an expected timeframe. Acquired businesses may also have unanticipated liabilities, contingencies or negative tax consequences. In addition, acquisitions are accompanied by the risk that the obligations of an acquired business may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, unanticipated liabilities or incorrect or inconsistent assumptions could have a material adverse effect on our growth strategy, business, financial condition, prospects and results of operations. Furthermore, evaluating potential transactions and integrating completed transactions could be time-consuming, involve significant transaction related expenses, create unexpected costs, involve difficulties assimilating the operations and personnel of an acquired business, make evaluating our business and future financial prospects difficult and may divert the attention of our management from ordinary operating matters.

Any such transaction may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt, and the number of shares of our common stock or the aggregate principal amount of our debt that we may issue may be significant. Certain transactions may not be permitted under our existing asset-based credit facility, requiring either waivers, amendments, or terminating such facility. Furthermore, a strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Maximum
			of shares	number of shares
	(a)	(b)	purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs (2)
April 1 to April 30, 2022	—	$—	—	9,197,893
May 1 to May 31, 2022	—	—	—	9,260,720
June 1 to June 30, 2022	—	—	—	9,260,720
	—	$—	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 9), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2021 Form 10-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
4.1

Amendment No. 1, dated as of July 1, 2022, to Loan, Security and Guaranty Agreement, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders.

Exhibit 4.1 to the Current Report on Form 8-K filed on July 1, 2022 (001-32936)
10.1

Equity Purchase Agreement, dated as of May 16, 2022, by and among Helix Alliance Decom, LLC, Stephen J. Williams and Helix Energy Solutions Group, Inc. (solely for purposes of Sections 1.05(d) and 6.14).

Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2022 (000-22739)
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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: July 27, 2022	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2022	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)