Form 10-Q
period 2022-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2022-10-26
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HLX	New York Stock Exchange

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

As of October 20, 2022, 151,821,116 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,268	$253,515
Restricted cash	2,506	73,612
Accounts receivable, net of allowance for credit losses of $2,187 and $1,477, respectively	228,043	144,137
Other current assets	83,301	58,274
Total current assets	476,118	529,538
Property and equipment	2,945,654	2,938,154
Less accumulated depreciation	(1,337,814)	(1,280,509)
Property and equipment, net	1,607,840	1,657,645
Operating lease right-of-use assets	209,351	104,190
Other assets, net	62,188	34,655
Total assets	$2,355,497	$2,326,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,898	$87,959
Accrued liabilities	112,321	91,712
Current maturities of long-term debt	38,154	42,873
Current operating lease liabilities	48,102	55,739
Total current liabilities	330,475	278,283
Long-term debt	225,427	262,137
Operating lease liabilities	166,916	50,198
Deferred tax liabilities	97,373	86,966
Other non-current liabilities	53,452	975
Total liabilities	873,643	678,559
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,808 and 151,124 shares issued, respectively	1,297,296	1,292,479
Retained earnings	320,579	411,072
Accumulated other comprehensive loss	(136,021)	(56,082)
Total shareholders’ equity	1,481,854	1,647,469
Total liabilities and shareholders’ equity	$2,355,497	$2,326,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$272,547	$180,716	$585,284	$506,072
Cost of sales	233,332	177,716	566,032	485,318
Gross profit	39,215	3,000	19,252	20,754
Gain (loss) on disposition of assets, net	—	15	—	(631)
Acquisition and integration costs	(762)	—	(2,349)	—
Change in fair value of contingent consideration	(2,664)	—	(2,664)	—
Selling, general and administrative expenses	(23,563)	(13,346)	(53,966)	(41,950)
Income (loss) from operations	12,226	(10,331)	(39,727)	(21,827)
Equity in earnings of investment	78	—	8,262	—
Net interest expense	(4,644)	(5,928)	(14,617)	(17,900)
Loss on extinguishment of long-term debt	—	(124)	—	(124)
Other expense, net	(20,271)	(4,015)	(37,623)	(1,438)
Royalty income and other	348	297	3,286	2,603
Loss before income taxes	(12,263)	(20,101)	(80,419)	(38,686)
Income tax provision (benefit)	6,500	(1,058)	10,074	(2,910)
Net loss	(18,763)	(19,043)	(90,493)	(35,776)
Net loss attributable to redeemable noncontrolling interests	—	—	—	(146)
Net loss attributable to common shareholders	$(18,763)	$(19,043)	$(90,493)	$(35,630)

Loss per share of common stock:
Basic	$(0.12)	$(0.13)	$(0.60)	$(0.24)
Diluted	$(0.12)	$(0.13)	$(0.60)	$(0.24)

Weighted average common shares outstanding:
Basic	151,331	150,088	151,226	150,018
Diluted	151,331	150,088	151,226	150,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(18,763)	$(19,043)	$(90,493)	$(35,776)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(33,453)	(13,447)	(79,939)	(6,478)
Other comprehensive loss, net of tax	(33,453)	(13,447)	(79,939)	(6,478)
Comprehensive loss	(52,216)	(32,490)	(170,432)	(42,254)
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	—	—	—	(146)
Foreign currency translation gain	—	—	—	48
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	—	(98)
Comprehensive loss attributable to common shareholders	$(52,216)	$(32,490)	$(170,432)	$(42,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790	$—
Net loss	—	—	(18,763)	—	(18,763)	—
Foreign currency translation adjustments	—	—	—	(33,453)	(33,453)	—
Activity in company stock plans, net and other	94	274	—	—	274	—
Share-based compensation	—	2,006	—	—	2,006	—
Balance, September 30, 2022	151,808	$1,297,296	$320,579	$(136,021)	$1,481,854	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, June 30, 2021	150,787	$1,288,603	$456,108	$(44,651)	$1,700,060	$—
Net loss	—	—	(19,043)	—	(19,043)	—
Foreign currency translation adjustments	—	—	—	(13,447)	(13,447)	—
Activity in company stock plans, net and other	89	262	—	—	262	—
Share-based compensation	—	1,832	—	—	1,832	—
Balance, September 30, 2021	150,876	$1,290,697	$437,065	$(58,098)	$1,669,664	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—
Net loss	—	—	(90,493)	—	(90,493)	—
Foreign currency translation adjustments	—	—	—	(79,939)	(79,939)	—
Activity in company stock plans, net and other	684	(673)	—	—	(673)	—
Share-based compensation	—	5,490	—	—	5,490	—
Balance, September 30, 2022	151,808	$1,297,296	$320,579	$(136,021)	$1,481,854	$—

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(35,630)	—	(35,630)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	(6,478)	(6,478)	48
Accretion of redeemable noncontrolling interests	—	—	1,489	—	1,489	(1,489)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,268)
Activity in company stock plans, net and other	535	(1,052)	—	—	(1,052)	—
Share-based compensation	—	5,613	—	—	5,613	—
Balance, September 30, 2021	150,876	$1,290,697	$437,065	$(58,098)	$1,669,664	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,493)	$(35,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,590	106,226
Amortization of debt issuance costs	1,744	2,596
Share-based compensation	5,630	5,783
Deferred income taxes	2,876	(10,375)
Equity in earnings of investment	(8,262)	—
Loss on disposition of assets, net	—	631
Loss on extinguishment of long-term debt	—	124
Unrealized foreign currency loss	38,374	2,041
Change in fair value of contingent consideration	2,664	—
Changes in operating assets and liabilities:
Accounts receivable, net	(50,268)	(6,631)
Other current assets	(19,888)	16,604
Income tax payable, net of income tax receivable	1,818	20,912
Accounts payable and accrued liabilities	47,266	28,577
Other, net	(32,655)	(9,460)
Net cash provided by operating activities	1,396	121,252

Cash flows from investing activities:
Alliance acquisition, net of cash acquired	(112,625)	—
Capital expenditures	(4,990)	(7,386)
Distribution from equity investment, net	7,840	—
Proceeds from sale of assets	—	51
Net cash used in investing activities	(109,775)	(7,335)

Cash flows from financing activities:
Repayment of convertible senior notes	(35,000)	—
Repayment of Term Loan	—	(29,826)
Repayment of Nordea Q5000 Loan	—	(53,572)
Repayment of MARAD Debt	(7,937)	(7,560)
Debt issuance costs	(550)	(1,209)
Acquisition of redeemable noncontrolling interests	—	(2,268)
Payments related to tax withholding for share-based compensation	(1,525)	(1,878)
Proceeds from issuance of ESPP shares	575	654
Net cash used in financing activities	(44,437)	(95,659)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9,537)	(747)
Net increase (decrease) in cash and cash equivalents and restricted cash	(162,353)	17,511
Cash and cash equivalents and restricted cash:
Balance, beginning of year	327,127	291,320
Balance, end of period	$164,774	$308,831

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

On July 1, 2022, we completed our acquisition of all of the equity interests of the Alliance group of companies (collectively “Alliance”). The condensed consolidated financial statements prior to July 1, 2022 reflect only the historical results of Helix. The condensed consolidated financial statements since the completion of the Alliance acquisition have included the results of Helix Alliance using the acquisition method of accounting. See Note 3 for additional information regarding the Alliance acquisition.

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our balance sheet as of December 31, 2021 included herein has been derived from the audited balance sheet as of December 31, 2021 included in our 2021 Annual Report on Form 10-K (our “2021 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2021 Form 10-K.

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

We provide services primarily in deepwater in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions. We have expanded our service capabilities to shallow waters in the Gulf of Mexico with the Alliance acquisition on July 1, 2022 (Note 3). Our North Sea operations and our Gulf of Mexico shelf operations related to our Alliance acquisition are subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Production Facilities and our new reporting segment, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business (Note 11).

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

Our Robotics segment provides offshore construction, trenching, seabed clearance, and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment mainly includes remotely operated vehicles (“ROVs”), trenchers and robotics support vessels under term charters as well as spot vessels as needed.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), which combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident, and our ownership of Droshky oil and gas properties. We also have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”) that we account for using the equity method of accounting. In May 2022, we received a net cash distribution of $7.8 million from the sale of the “Independence Hub” platform owned by Independence Hub. In August 2022, we acquired from MP Gulf of Mexico, LLC (“MP GOM”), a joint venture controlled by Murphy Exploration & Production Company – USA, all of MP GOM’s 62.5% interest in Mississippi Canyon Block 734, comprised of three wells and related subsea infrastructure (collectively known as the Thunder Hawk Field), in exchange for the assumption of MP GOM’s abandonment obligations (Note 12). All of our current Production Facilities activities are located in the Gulf of Mexico.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries in the Gulf of Mexico shelf, including offshore oil field decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems, coiled tubing systems and other miscellaneous assets.

Note 3 — Alliance Acquisition

On July 1, 2022, we completed our acquisition of all of the equity interests of Alliance. The Alliance acquisition extends our energy transition strategy by adding shallow-water capabilities into what we expect to be a growing offshore decommissioning market.

The aggregate preliminary purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million with cash on hand and the estimated fair value of $26.7 million of contingent consideration related to the post-closing earn-out consideration. The earn-out is payable in 2024 to the seller in the Alliance transaction in either cash or shares of our common stock pursuant to the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) dated May 16, 2022 by and among Helix Alliance Decom, LLC, the seller and Helix. The earn-out is not capped and is calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement.

The Alliance acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price consideration has been allocated to the assets acquired and liabilities assumed of Alliance based upon preliminary estimate of their fair values as of the acquisition date. Fair values of the assets acquired and liabilities assumed are measured in accordance with ASC Topic 820, Fair Value Measurement, using discounted cash flows and other applicable valuation techniques. For certain assets and liabilities, those fair values are consistent with historical carrying values.

The following table summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

July 1, 2022
Cash consideration	$118,961
Contingent consideration	26,700
Total fair value of consideration transferred	$145,661

Assets acquired:
Cash and cash equivalents	$6,336
Accounts receivable (1)	43,378
Other current assets	4,879
Property and equipment	118,619
Operating lease right-of-use assets	1,205
Intangible assets	1,400
Other assets	2,133
Total assets acquired	$177,950
Liabilities assumed:
Accounts payable	$20,480
Accrued liabilities	3,073
Operating lease liabilities	1,205
Deferred tax liabilities	7,531
Total liabilities assumed	32,289
Net assets acquired	$145,661
(1)	The gross contractual accounts receivable totaled $44.2 million. The fair value of accounts receivable reflects our best estimate at the acquisition date of contractual cash flows not expected to be collected.

The purchase price allocation is subject to revision as acquisition-date fair value analyses are completed and if additional information about facts and circumstances that existed at the acquisition date becomes available. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, will be finalized as soon as practicable, but no later than one year from the closing of the Alliance acquisition.

Acquisition and integration costs consist of legal and professional fees as well as costs incurred to integrate Alliance’s operations and systems and to align its financial processes and procedures with those of Helix. Those costs are expensed as incurred and are presented separately from “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. Also presented separately are the changes in fair value of the contingent earn-out consideration (Note 16).

The pro forma summary below presents the results of operations as if the Alliance acquisition had occurred on January 1, 2021 and includes transaction accounting adjustments such as incremental depreciation and amortization expense from acquired tangible and intangible assets, elimination of interest expense on Alliance’s long-term debt that was paid off, acquisition and integration cost accruals, and tax-related effects. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Helix’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Helix’s future consolidated results of operations.

The following table summarizes the pro forma results of Helix and Alliance (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$272,547	$228,574	$665,021	$591,179
Net loss	(18,763)	(8,828)	(81,069)	(29,620)

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets (Note 8)	$746	$639
Prepaids	30,371	18,228
Deferred costs (Note 8)	13,634	2,967
Income tax receivable	—	1,116
Other receivable (Note 12)	30,052	28,805
Other	8,498	6,519
Total other current assets	$83,301	$58,274

Other assets, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Deferred recertification and dry dock costs, net	$37,732	$16,291
Deferred costs (Note 8)	4,873	381
Prepaid charter (1)	12,544	12,544
Intangible assets with finite lives, net	4,335	3,472
Other	2,704	1,967
Total other assets, net	$62,188	$34,655
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and related benefits	$39,548	$28,657
Accrued interest	2,116	6,746
Income tax payable	1,614	—
Deferred revenue (Note 8)	20,840	8,272
Asset retirement obligations (Note 12)	30,961	29,658
Other	17,242	18,379
Total accrued liabilities	$112,321	$91,712

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Deferred revenue (Note 8)	$—	$476
Asset retirement obligations (Note 12)	23,763	—
Contingent consideration (Note 16)	29,364	—
Other	325	499
Total other non-current liabilities	$53,452	$975

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. The majority of the increases in our operating leases during the nine-month period ended September 30, 2022 are related to the vessel charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II, the Grand Canyon III and the Shelia Bordelon (Note 13). We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$16,088	$14,336	$44,348	$45,391
Variable lease cost	4,488	4,298	14,035	11,417
Short-term lease cost	9,112	6,258	22,121	13,233
Sublease income	(300)	(289)	(930)	(967)
Net lease cost	$29,388	$24,603	$79,574	$69,074

Maturities of our operating lease liabilities as of September 30, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$56,405	$6,334	$62,739
One to two years	57,040	5,753	62,793
Two to three years	47,724	3,390	51,114
Three to four years	35,200	867	36,067
Four to five years	30,569	885	31,454
Over five years	7,589	2,790	10,379
Total lease payments	$234,527	$20,019	$254,546
Less: imputed interest	(36,767)	(2,761)	(39,528)
Total operating lease liabilities	$197,760	$17,258	$215,018

Current operating lease liabilities	$42,621	$5,481	$48,102
Non-current operating lease liabilities	155,139	11,777	166,916
Total operating lease liabilities	$197,760	$17,258	$215,018

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,573	$5,601	$61,174
One to two years	34,580	4,844	39,424
Two to three years	2,470	4,514	6,984
Three to four years	—	2,462	2,462
Four to five years	—	1,074	1,074
Over five years	—	4,193	4,193
Total lease payments	$92,623	$22,688	$115,311
Less: imputed interest	(5,633)	(3,741)	(9,374)
Total operating lease liabilities	$86,990	$18,947	$105,937

Current operating lease liabilities	$51,035	$4,704	$55,739
Non-current operating lease liabilities	35,955	14,243	50,198
Total operating lease liabilities	$86,990	$18,947	$105,937

The following table presents the weighted average remaining lease term and discount rate:

	September 30,		December 31,
	2022		2021
Weighted average remaining lease term	4.2	years	2.4	years
Weighted average discount rate	7.83%		7.57%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for operating lease liabilities	$43,342	$46,141
Right-of-use assets obtained in exchange for new operating lease obligations	143,357	5,975

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2022 are as follows (in thousands):

	2023	2026	MARAD
	Notes	Notes	Debt	Total
Less than one year	$30,000	$—	$8,333	$38,333
One to two years	—	—	8,749	8,749
Two to three years	—	—	9,186	9,186
Three to four years	—	200,000	9,644	209,644
Four to five years	—	—	5,001	5,001
Gross debt	30,000	200,000	40,913	270,913
Unamortized debt issuance costs (1)	(179)	(4,958)	(2,195)	(7,332)
Total debt	29,821	195,042	38,718	263,581
Less current maturities	(29,821)	—	(8,333)	(38,154)
Long-term debt	$—	$195,042	$30,385	$225,427
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and on July 1, 2022 we entered into a first amendment to the credit agreement (collectively, the “Amended ABL Facility”). The Amended ABL Facility provides for an $100 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $50 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $65 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of September 30, 2022, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $81.8 million, net of $2.2 million of letters of credit issued under that facility.

We and certain of our U.S. and U.K. subsidiaries including Helix Alliance are the current borrowers under the Amended ABL Facility, whose obligations under the Amended ABL Facility are guaranteed by those borrowers and certain other U.S. and U.K. subsidiaries, excluding Cal Dive I – Title XI, Inc. (“CDI Title XI”), Helix Offshore Services Limited and certain other enumerated subsidiaries. Other subsidiaries may be added as guarantors of the facility in the future. The Amended ABL Facility is secured by all accounts receivable and designated deposit accounts of the U.S. borrowers and guarantors, and by substantially all of the assets of the U.K. borrowers and guarantors.

U.S. borrowings under the Amended ABL Facility bear interest at the Term SOFR (also known as CME Term SOFR as administered by CME Group, Inc.) rate plus a margin of 1.50% to 2.00% or at a base rate plus a margin of 0.50% to 1.00%. U.K. borrowings under the Amended ABL Facility denominated in U.S. dollars bear interest at the Term SOFR rate with SOFR adjustment of 0.10% and U.K. borrowings denominated in the British pound bear interest at the SONIA daily rate, each plus a margin of 1.50% to 2.00%. We also pay a commitment fee of 0.375% to 0.50% per annum on the unused portion of the facility.

The Amended ABL Facility includes certain limitations on our ability to incur additional indebtedness, grant liens on assets, pay dividends and make distributions on equity interests, dispose of assets, make investments, repay certain indebtedness, engage in mergers, and other matters, in each case subject to certain exceptions. The Amended ABL Facility contains customary default provisions which, if triggered, could result in acceleration of all amounts then outstanding. The Amended ABL Facility requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if availability is less than the greater of 10% of the borrowing base or $10 million. The Amended ABL Facility also requires us to maintain a pro forma minimum excess availability of $20 million for the 91 days prior to the maturity of each of our outstanding convertible senior notes.

The Amended ABL Facility also (i) limits the amount of permitted debt for the deferred purchase price of property not to exceed $50 million, (ii) establishes an excess availability requirement for the portion of any post-closing earn-out consideration related to our acquisition of Alliance that will be paid in cash (Note 3), and (iii) provides for potential pricing adjustments based on specific metrics and performance targets determined by us and Bank of America, as agent with respect to the Amended ABL Facility, related to environmental, social and governance (“ESG”) changes implemented by us in our business.

Convertible Senior Notes Due 2022 (“2022 Notes”)

We fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the nine month periods ended September 30, 2022, total interest expense related to the 2022 Notes was $0.6 million, primarily from coupon interest expense. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2022 Notes was $0.4 million and $1.3 million, respectively, with coupon interest expense of $0.4 million and $1.1 million, respectively, and the amortization of issuance costs of $0.2 million for the nine-month period ended September 30, 2021.

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

The effective interest rate for the 2023 Notes is 4.8%. For the three- and nine-month periods ended September 30, 2022, total interest expense related to the 2023 Notes was $0.4 million and $1.1 million, respectively, with coupon interest expense of $0.3 million and $0.9 million, respectively, and the amortization of debt issuance costs of $0.1 million for the nine-month period ended September 30, 2022. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2023 Notes was $0.3 million and $1.0 million, respectively, with coupon interest expense of $0.3 million and $0.9 million, respectively, and the amortization of issuance costs of $0.1 million for the nine-month period ended September 30, 2021.

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

The effective interest rate for the 2026 Notes is 7.6%. For the three- and nine-month periods ended September 30, 2022, total interest expense related to the 2026 Notes was $3.7 million and $11.1 million, respectively, with coupon interest expense of $3.4 million and $10.1 million, respectively, and the amortization of debt issuance costs of $0.3 million and $1.0 million, respectively. For the three- and nine-month periods ended September 30, 2021, total interest expense related to the 2026 Notes was $3.7 million and $11.0 million, respectively, with coupon interest expense of $3.4 million and $10.1 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.9 million, respectively.

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

Other

In accordance with the Amended ABL Facility, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of September 30, 2022, we were in compliance with these covenants.

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

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense	$4,923	$6,097	$15,264	$18,152
Interest income	(279)	(169)	(647)	(252)
Net interest expense	$4,644	$5,928	$14,617	$17,900

Note 7 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and nine-month periods ended September 30, 2022, we recognized income tax expense of $6.5 million and $10.1 million, respectively, resulting in effective tax rates of (53.0)% and (12.5)%, respectively. For these periods our aggregate tax expense was greater than the aggregate tax benefit of our losses primarily due to non-creditable foreign income and deemed profit taxes as well as unbenefited tax losses, resulting in negative effective tax rates. Furthermore, our mix of earnings was impacted by the acquisition of Alliance, resulting in increased U.S. earnings and tax expense as compared to the same periods in 2021. For the three- and nine-month periods ended September 30, 2021, we recognized income tax benefit of $1.1 million and $2.9 million, respectively, resulting in effective tax rates of 5.3% and 7.5%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized.

Note 8 — Revenue from Contracts with Customers

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2022
Short-term	$111,378	$26,695	$67,401	$—	$(135)	$205,339
Long-term	32,547	29,487	—	18,448	(13,274)	67,208
Total	$143,925	$56,182	$67,401	$18,448	$(13,409)	$272,547

Three months ended September 30, 2021
Short-term	$92,954	$30,186	$—	$—	$—	$123,140
Long-term	38,360	12,437	—	18,552	(11,773)	57,576
Total	$131,314	$42,623	$—	$18,552	$(11,773)	$180,716

Nine months ended September 30, 2022
Short-term	$288,772	$73,684	$67,401	$—	$(770)	$429,087
Long-term	67,811	69,699	—	54,420	(35,733)	156,197
Total	$356,583	$143,383	$67,401	$54,420	$(36,503)	$585,284

Nine months ended September 30, 2021
Short-term	$218,840	$60,605	$—	$—	$—	$279,445
Long-term	178,547	35,825	—	49,217	(36,962)	226,627
Total	$397,387	$96,430	$—	$49,217	$(36,962)	$506,072

Contract Balances

Accounts receivable are recognized when our right to consideration becomes unconditional.

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 4). Contract assets were $0.7 million at September 30, 2022 and $0.6 million at December 31, 2021. We had no credit losses on our contract assets for the three- and nine-month periods ended September 30, 2022 and 2021.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 4). Contract liabilities totaled $20.8 million at September 30, 2022 and $8.7 million at December 31, 2021. Revenue recognized for the three- and nine-month periods ended September 30, 2022 included $2.7 million and $7.0 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2021 included $4.0 million and $6.7 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of September 30, 2022, $758.4 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $162.0 million, $426.4 million and $170.0 million in 2022, 2023 and 2024, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2022.

For the three- and nine-month periods ended September 30, 2022 and 2021, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 4). Our deferred contract costs totaled $18.5 million at September 30, 2022 and $3.3 million at December 31, 2021. For the three- and nine-month periods ended September 30, 2022, we recorded $8.5 million and $19.7 million, respectively, related to amortization of these deferred contract costs. For the three- and nine-month periods ended September 30, 2021, we recorded $11.7 million and $31.6 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(18,763)		$(19,043)
Net loss available to common shareholders	$(18,763)	151,331	$(19,043)	150,088

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(90,493)		$(35,630)
Less: Accretion of redeemable noncontrolling interests	—		(241)
Net loss available to common shareholders	$(90,493)	151,226	$(35,871)	150,018

We had net losses for the three- and nine-month periods ended September 30, 2022 and 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Diluted shares (as reported)	151,331	150,088	151,226	150,018
Share-based awards	1,471	1,384	1,332	1,306
Total	152,802	151,472	152,558	151,324

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
2022 Notes	—	2,519	803	2,519
2023 Notes	3,168	3,168	3,168	3,168
2026 Notes	28,676	28,676	28,676	28,676

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

As of September 30, 2022, there were 4.1 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2022, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2022 (1)	RSU	1,065,705	$3.12	33% per year over three years
January 4, 2022 (1)	PSU	1,065,705	$4.25	100% on January 4, 2025
January 4, 2022 (2)	Restricted stock	15,775	$3.12	100% on January 1, 2024
April 1, 2022 (2)	Restricted stock	14,710	$4.78	100% on January 1, 2024
July 1, 2022 (2)	Restricted stock	14,867	$3.10	100% on January 1, 2024
September 22, 2022 (3)	Restricted stock	19,328	$4.38	100% on September 22, 2023
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board of Directors (our “Board”) who have elected to take their quarterly fees in stock in lieu of cash, of which 8,013 shares granted on January 4, 2022 and 5,230 shares granted on April 1, 2022 vested upon the approval of our Board’s Compensation Committee in connection with the departure of an independent director during the second quarter 2022.
(3)	Reflects restricted stock grants made to two new independent members of our Board in connection with their appointment to our Board.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees in 2022. For the three- and nine-month periods ended September 30, 2022, $0.5 million and $1.9 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2021, $0.8 million and $2.5 million, respectively, were recognized as share-based compensation related to restricted stock.

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

For PSUs that have a service and a market condition and are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs that have a service and a performance condition and are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and nine-month periods ended September 30, 2022, $1.5 million and $3.6 million, respectively, were recognized as share-based compensation related to equity PSUs. For the three- and nine-month periods ended September 30, 2021, $1.0 million and $3.1 million, respectively, were recognized as share-based compensation related to equity PSUs. In January 2022, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 559,150 equity PSUs granted in 2019 vested at 157%, representing 876,469 shares of our common stock with a total market value of $3.2 million.

Our restricted stock units (“RSUs”) may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value at each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and nine-month periods ended September 30, 2022, $0.7 million and $1.5 million, respectively, were recognized as compensation cost. Compensation cost recognized for the three-month period ended September 30, 2021 was minimal. For the nine-month period ended September 30, 2021, $0.4 million was recognized as compensation cost.

In 2022 and 2021, we granted fixed-value cash awards of $5.4 million and $3.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2022, $1.1 million and $3.2 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2021, $1.0 million and $3.0 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. Our discretionary contributions were suspended for 2021 and re-activated beginning January 2022. For the three- and nine-month periods ended September 30, 2022, we made $0.4 million and $1.1 million, respectively, in contributions to the 401(k) plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of September 30, 2022, 1.4 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 14 to our 2021 Form 10-K.

Note 11 — Business Segment Information

Through the second quarter 2022, we had three reportable business segments: Well Intervention, Robotics and Production Facilities. Beginning in the third quarter 2022 as a result of the Alliance acquisition (Note 3), we formed a new reportable business segment: Shallow Water Abandonment. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis. Our Robotics segment provides offshore construction, trenching, seabed clearance and IRM services to both the oil and gas and the renewable energy markets globally. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment mainly includes ROVs, trenchers and robotics support vessels under term charters as well as spot vessels as needed. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 12). Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries in the Gulf of Mexico shelf, including offshore oil field decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment operates a diversified fleet of marine assets including liftboats, OSVs, DSVs, a heavy lift derrick barge, a crew boat, P&A systems, coiled tubing systems and other miscellaneous assets. All material intercompany transactions between the segments have been eliminated.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues —
Well Intervention	$143,925	$131,314	$356,583	$397,387
Robotics	56,182	42,623	143,383	96,430
Shallow Water Abandonment	67,401	—	67,401	—
Production Facilities	18,448	18,552	54,420	49,217
Intercompany eliminations	(13,409)	(11,773)	(36,503)	(36,962)
Total	$272,547	$180,716	$585,284	$506,072

Income (loss) from operations —
Well Intervention	$(1,304)	$(13,343)	$(55,610)	$(14,819)
Robotics	11,708	4,936	22,854	2,257
Shallow Water Abandonment	16,320	—	16,320	—
Production Facilities	6,068	5,089	17,964	16,285
Segment operating income (loss)	32,792	(3,318)	1,528	3,723
Corporate, eliminations and other	(20,566)	(7,013)	(41,255)	(25,550)
Total	$12,226	$(10,331)	$(39,727)	$(21,827)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Well Intervention	$4,303	$4,267	$12,046	$17,060
Robotics	8,971	7,506	24,322	19,902
Shallow Water Abandonment	135	—	135	—
Total	$13,409	$11,773	$36,503	$36,962

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments. The following table reflects total assets by reportable segment (in thousands):

	September 30,	December 31,
	2022	2021
Well Intervention	$1,769,705	$2,012,214
Robotics	172,521	96,249
Shallow Water Abandonment	200,987	—
Production Facilities	138,921	119,004
Corporate and other	73,363	98,561
Total	$2,355,497	$2,326,028

Note 12 — Asset Retirement Obligations

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

Our existing AROs relate to our Droshky oil and gas properties that we acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019. In connection with assuming the P&A obligations related to those assets, we are entitled to receive agreed-upon amounts from Marathon Oil as the P&A work is completed. Our ARO additions in the third quarter 2022 and a corresponding asset of $23.6 million relate to MP GOM’s 62.5% interest in the Thunder Hawk Field that we acquired in August 2022 (Note 2). The following table describes the changes in our AROs (in thousands):

	2022	2021
AROs at January 1,	$29,658	$30,913
Liability incurred during the period	23,601	—
Revisions in estimates	—	(2,631)
Accretion expense	1,465	736
AROs at September 30,	$54,724	$29,018

Note 13 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels. During the first quarter 2022, the charter agreements for the Siem Helix 1 and the Siem Helix 2 were extended to February 2025 and February 2027, respectively, with further options to extend. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels, which were extended during the third quarter 2022 to December 2027 and May 2028, respectively, with further options to renew. During the first quarter 2022, we executed short-term time charter agreements for the Horizon Enabler in the North Sea and the Shelia Bordelon in the Gulf of Mexico. During the third quarter 2022, the charter agreement for the Shelia Bordelon was extended to June 2024.

Contingencies and Claims

Our contingent consideration liability resulting from the Alliance acquisition is subject to risk as a result of changes in our probability weighted discounted cash flow model, which is based on internal forecasts, and changes in weighted average discount rate, which is derived from market data.

We believe that there are currently no other contingencies that would have a material adverse effect on our financial position, results of operations or cash flows.

Litigation

We are involved in various legal proceedings, some involving claims under the General Maritime Laws of the United States and the Merchant Marine Act of 1920 (commonly referred to as the Jones Act). In addition, from time to time we receive other claims, such as contract and employment-related disputes, in the normal course of business.

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation. In one such lawsuit, during the third quarter 2021 the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued a ruling adverse to us that may have implications for some of the other cases in which we are involved, as well as the way offshore personnel are compensated throughout our industry. We further appealed that matter to the United States Supreme Court, which heard oral arguments in October 2022. In another such lawsuit, during the third quarter 2022 the Fifth Circuit issued a separate adverse ruling that may also have implications for some of the other cases in which we are involved. We continue to vigorously defend these lawsuits. Notwithstanding that we believe we retain valid defenses, we have established a liability in these matters. The final outcome of these matters remains uncertain, and the ultimate liability to us could be more or less than the liability established.

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Interest paid	$18,143	$19,945
Income taxes paid	6,631	6,771

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.3 million at September 30, 2022 and December 31, 2021.

Non-cash investing activities for the nine-month period ended September 30, 2022 also included $26.7 million in estimated fair value of contingent earn-out consideration as of July 1, 2022, the date of the Alliance acquisition (Note 3).

Note 15 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2022	2021
Balance at January 1,	$1,477	$3,469
Additions (reductions) (1)	710	(213)
Write-offs (2)	—	(1,846)
Balance at September 30,	$2,187	$1,410
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods. Additions during the third quarter 2022 primarily reflected adjustments to the allowance for credit losses due to increases in our expected credit losses as a result of the Alliance acquisition.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	29,364	29,364

Contingent consideration liability related to the Alliance acquisition (Note 3) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period and changes in its estimated fair value are recorded in earnings until the liability is settled. The fair value of the estimated contingent consideration is determined based on our evaluation of the probability and amount of earnout that may be achieved based on expected future performance of Helix Alliance. The Monte Carlo simulation model is used to calculate the estimated earnout payment, which is then discounted to present value based on the expected payment date of the contingent consideration. The weighted-average volatility was 47.5% and the weighted average discount rate was estimated to be 9.2% at September 30, 2022. The changes in the fair value of contingent consideration are as follows:

2022
Balance at July 1,	$26,700
Change in fair value	2,664
Balance at September 30,	$29,364

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$40,913	$40,496	$48,850	$52,481
2022 Notes (matured May 2022)	—	—	35,000	34,794
2023 Notes (mature September 2023)	30,000	29,504	30,000	29,054
2026 Notes (mature February 2026)	200,000	205,754	200,000	200,562
Total debt	$270,913	$275,754	$313,850	$316,891
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 6 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results and effects of the COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;

●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	unexpected future capital expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory recertification and inspection as well as major maintenance items;
●	unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2021 Form 10-K.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention and robotics operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of remaining oil and gas reserves, decommissioning end-of-life oil and gas reserves and supporting renewable energy developments. Our well intervention fleet includes seven purpose-built well intervention vessels and 10 intervention systems. Our robotics equipment includes 40 work-class ROVs, four trenchers, one ROVDrill and one boulder grab. We charter robotics support vessels on both long-term and spot bases to facilitate our ROV and trenching operations. Our well intervention and robotics operations are geographically dispersed throughout the world. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties including the recently acquired interest in the Thunder Hawk Field. On July 1, 2022, we completed our acquisition of Alliance and formed a new reporting segment in the third quarter 2022 comprised of the Helix Alliance business. Our new Shallow Water Abandonment segment includes 10 liftboats, six OSVs, three DSVs, one 1760T heavy lift derrick barge, one crew boat, 14 marketable P&A systems (with the ability to scale up to 20 systems) and six coiled tubing systems.

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

Oil and gas prices experienced increased volatility and moderate declines from recent highs in the first half of 2022. Meanwhile, global demand continued to recover and supply was disrupted by regional conflicts. The outlook for sustained high oil prices should lead to higher customer spending for the industry. However, despite the current strong commodity price environment, there are broad headwinds to commodity price stability. These headwinds include those regional conflicts, high inflation and in particular governments’ and central banks’ efforts to taper economic growth, ongoing COVID-related uncertainties, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility and may temper customer spending for oil and gas projects.

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

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, in 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic, inflation rates began to rise significantly and remained high through the second quarter 2022. Although we are able to mitigate our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future. The recent high inflation rates seen in various major economies have caused concerns for central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which, combined with ongoing regional conflicts and unrest and continued COVID-related disruptions throughout the globe, could provide a strained macroeconomic outlook and in turn affect energy markets.

Backlog

We define backlog as firm commitments represented by signed contracts. As of September 30, 2022, our consolidated backlog totaled $758 million, of which $162 million is expected to be performed over the remainder of 2022. Our contract with Trident Energy Do Brasil LTDA. to provide P&A services offshore Brazil with the Siem Helix 1 chartered vessel, our contract with Petróleo Brasileiro S.A. (“Petrobras”) to provide well intervention services offshore Brazil with the Siem Helix 2 chartered vessel, our well intervention contract with Shell Offshore Inc. for the Q5000 and our fixed fee agreement for the HP I represented approximately 58% of our total backlog as of September 30, 2022. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We define EBITDA as earnings before income taxes, net interest expense, gains or losses on extinguishment of long-term debt, gains and losses on equity investments, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets, acquisition and integration costs, the change in fair value of contingent consideration and the general provision (release) for current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. In the following reconciliation, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(18,763)	$(19,043)	$(90,493)	$(35,776)
Adjustments:
Income tax provision (benefit)	6,500	(1,058)	10,074	(2,910)
Net interest expense	4,644	5,928	14,617	17,900
Loss on extinguishment of long-term debt	—	124	—	124
Other expense, net	20,271	4,015	37,623	1,438
Depreciation and amortization	35,944	36,719	102,590	106,226
Gain on equity investment	(78)	—	(8,262)	—
EBITDA	48,518	26,685	66,149	87,002
Adjustments:
(Gain) loss on disposition of assets, net	—	(15)	—	631
Acquisition and integration costs	762	—	2,349	—
Change in fair value of contingent consideration	2,664	—	2,664	—
General provision (release) for current expected credit losses	624	(138)	691	(121)
Adjusted EBITDA	$52,568	$26,532	$71,853	$87,512

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities	$1,396	$121,252
Less: Capital expenditures, net of proceeds from sale of assets	(4,990)	(7,335)
Free Cash Flow	$(3,594)	$113,917

Comparison of Three Months Ended September 30, 2022 and 2021

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our condensed consolidated results of operations. The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$143,925	$131,314	$12,611	10%
Robotics	56,182	42,623	13,559	32%
Shallow Water Abandonment	67,401	—	67,401	100%
Production Facilities	18,448	18,552	(104)	(1)%
Intercompany eliminations	(13,409)	(11,773)	(1,636)
	$272,547	$180,716	$91,831	51%

Gross profit (loss) —
Well Intervention	$1,839	$(9,570)	$11,409	119%
Robotics	13,514	6,894	6,620	96%
Shallow Water Abandonment	17,381	—	17,381	100%
Production Facilities	6,854	5,451	1,403	26%
Corporate, eliminations and other	(373)	225	(598)
	$39,215	$3,000	$36,215	1,207%

Gross margin —
Well Intervention	1%	(7)%
Robotics	24%	16%
Shallow Water Abandonment	26%	—%
Production Facilities	37%	29%
Total company	14%	2%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 87%	7 / 72%
Robotics assets (3)	46 / 66%	47 / 43%
Chartered Robotics vessels	5 / 98%	5 / 99%
Shallow Water Abandonment vessels (4)	21 / 80%	— / —%
Shallow Water Abandonment systems (5)	20 / 59%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended September 30, 2022 and 2021 included 100 and 176 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers, an ROVDrill and a boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)
Well Intervention	$4,303	$4,267	$36
Robotics	8,971	7,506	1,465
Shallow Water Abandonment	135	—	135
	$13,409	$11,773	$1,636

Net Revenues. Our consolidated net revenues for the three-month period ended September 30, 2022 increased by 51% as compared to the same period in 2021, primarily reflecting the addition of Shallow Water Abandonment segment in the third quarter 2022 and higher revenues from our Well Intervention and Robotics segments.

Our Well Intervention revenues increased by 10% for the three-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher utilization and rates in the Gulf of Mexico and the North Sea, offset in part by lower utilization on the Q7000 in West Africa, lower rates in Brazil and the impact of weaker foreign currency exchange rates. Utilization in the Gulf of Mexico improved year over year with fewer idle days during the quarter. The North Sea fleet maintained strong utilization during the third quarter 2022 as compared to the prior year, which saw an early seasonal slowdown during the third quarter 2021. The Q7000 recommenced operations mid-quarter following its scheduled maintenance whereas it was fully utilized during the third quarter 2021. In Brazil, the Siem Helix 2 operated at near full utilization with lower rates under the existing contract with Petrobras during the third quarter 2022 whereas it was on higher legacy contract rates during the third quarter 2021.

Our Robotics revenues increased by 32% for the three-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher vessel, ROV and trenching activities. Chartered vessel days increased to 376 days during the third quarter 2022 as compared to 358 days during the third quarter 2021. Vessel utilization remained relatively flat at 98% in the third quarter 2022 as compared to 99% during the third quarter 2021. Vessel days during the third quarter 2022 included 100 spot vessel days as compared to 176 spot vessel days during the third quarter 2021, primarily performing seabed clearance work in the North Sea. ROV and trencher utilization increased to 66% in the third quarter 2022 from 43% during the third quarter 2021, and trenching days increased to 176 days during the third quarter 2022 as compared to 90 days during the third quarter 2021.

Our Shallow Water Abandonment revenues for the three-month period ended September 30, 2022 reflected revenues generated by Helix Alliance since the acquisition on July 1, 2022 (Note 3) with 80% utilization across 21 vessels and 1,077 days of utilization across marketable P&A and coiled tubing systems during the quarter.

Our Production Facilities revenues for the three-month period ended September 30, 2022 decreased slightly as compared to the same period in 2021, primarily reflecting lower oil and gas production volumes from the Droshky wells, offset in part by oil and gas volume from our recently acquired interest in the Thunder Hawk Field (Note 2). The HP I completed its scheduled five-year regulatory dry dock during the third quarter 2022.

Gross Profit (Loss). Our consolidated gross profit was $39.2 million for the three-month period ended September 30, 2022 as compared to $3.0 million for the same period in 2021, primarily reflecting the addition of Shallow Water Abandonment segment in the third quarter 2022 and increased profitability in our other segments.

Our Well Intervention gross profit was $1.8 million for the three-month period ended September 30, 2022 as compared to a gross loss of $9.6 million the same period in 2021, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $6.6 million for the three-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher revenues due to increased ROV and trenching activities and a higher number of vessel days, offset in part by higher costs on increased activity.

Our Shallow Water Abandonment gross profit for the three-month period ended September 30, 2022 reflected results from Helix Alliance since the acquisition on July 1, 2022 (Note 3).

Our Production Facilities gross profit increased by $1.4 million for the three-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting lower depletion expense associated with the Droshky wells.

Acquisition and Integration Costs. Our acquisition and integration costs were $0.8 million for the three-month period ended September 30, 2022, reflecting Alliance acquisition related costs incurred during the third quarter 2022 (Note 3).

Change in Fair Value of Contingent Consideration. The $2.7 million change in fair value of contingent consideration for the three-month period ended September 30, 2022 reflected an increase in the estimated earn-out consideration payable to the seller in the Alliance transaction in 2024 as Helix Alliance’s actual third quarter 2022 results were more favorable than previous forecasts based on available information at the acquisition date (Notes 3 and 16).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $23.6 million for the three-month period ended September 30, 2022 as compared to $13.3 million for the same period in 2021, primarily reflecting higher employee incentive compensation costs and general and administrative costs in our Shallow Water Abandonment segment following the closing of our Alliance acquisition on July 1, 2022.

Net Interest Expense. Our net interest expense totaled $4.6 million for the three-month period ended September 30, 2022 as compared to $5.9 million for the same period in 2021, primarily reflecting the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $20.3 million for the three-month period ended September 30, 2022 as compared to $4.0 million for the same period in 2021 and is comprised almost entirely of unrealized foreign currency losses of $19.7 million related to the approximately 8% weakening of the British pound during the third quarter 2022 on U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision (Benefit). Income tax provision was $6.5 million for the three-month period ended September 30, 2022 as compared to an income tax benefit of $1.1 million for the same period in 2021. The effective tax rates for the three-month periods ended September 30, 2022 and 2021 were (53.0)% and 5.3%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 7).

Comparison of Nine Months Ended September 30, 2022 and 2021

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements, including our condensed consolidated results of operations. The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$356,583	$397,387	$(40,804)	(10)%
Robotics	143,383	96,430	46,953	49%
Shallow Water Abandonment	67,401	—	67,401	100%
Production Facilities	54,420	49,217	5,203	11%
Intercompany eliminations	(36,503)	(36,962)	459
	$585,284	$506,072	$79,212	16%

Gross profit (loss) —
Well Intervention	$(45,943)	$(3,386)	$(42,557)	(1,257)%
Robotics	28,631	8,247	20,384	247%
Shallow Water Abandonment	17,381	—	17,381	100%
Production Facilities	20,150	17,767	2,383	13%
Corporate, eliminations and other	(967)	(1,874)	907
	$19,252	$20,754	$(1,502)	(7)%

Gross margin —
Well Intervention	(13)%	(1)%
Robotics	20%	9%
Shallow Water Abandonment	26%	—%
Production Facilities	37%	36%
Total company	3%	4%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 74%	7 / 79%
Robotics assets (3)	46 / 52%	47 / 35%
Chartered Robotics vessels	6 / 94%	5 / 95%
Shallow Water Abandonment vessels (4)	21 / 80%	— / —%
Shallow Water Abandonment systems (5)	20 / 59%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the nine-month periods ended September 30, 2022 and 2021 included 352 and 240 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers, an ROVDrill and a boulder grab.
(4)	Cosists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)
Well Intervention	$12,046	$17,060	$(5,014)
Robotics	24,322	19,902	4,420
Shallow Water Abandonment	135	—	135
	$36,503	$36,962	$(459)

Net Revenues. Our consolidated net revenues for the nine-month period ended September 30, 2022 increased by 16% as compared to the same period in 2021, reflecting the addition of Shallow Water Abandonment segment in the third quarter 2022 and higher revenues from our Robotics and Production Facilities segments, offset in part by lower revenues from our Well Intervention segment.

Our Well Intervention revenues decreased by 10% for the nine-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting lower rates and utilization on the Siem Helix 1 and the Siem Helix 2 in Brazil as both vessels rolled off their legacy contracts with Petrobras and lower utilization on the Q7000 in West Africa due to its scheduled maintenance during a four-month period from April to July 2022, offset in part by higher rates and utilization in the Gulf of Mexico and higher utilization in the North Sea during the nine-month period ended September 30, 2022.

Our Robotics revenues increased by 49% for the nine-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher vessel, ROV and trenching activities. Chartered vessel days increased to 1,069 days during the nine-month period ended September 30, 2022 as compared to 759 days during the same period in 2021. Vessel utilization remained relatively flat at 94% during the nine-month period ended September 30, 2022 as compared to 95% during the same period in 2021. Vessel days during the nine-month period ended September 30, 2022 included 352 spot vessel days as compared to 240 spot vessel days during the same period in 2021, primarily performing seabed clearance work in the North Sea. ROV and trencher utilization increased to 52% during the nine-month period ended September 30, 2022 from 35% during the same period in 2021, and trenching days increased to 323 days during the nine-month period ended September 30, 2022 as compared to 246 days during the same period in 2021.

Our Shallow Water Abandonment revenues for the three-month period ended September 30, 2022 reflected revenues generated by Helix Alliance since the acquisition on July 1, 2022 (Note 3) with 80% utilization across 21 vessels and 1,077 days of utilization across marketable P&A and coiled tubing systems.

Our Production Facilities revenues increased by 11% for the nine-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher oil and gas production volumes and prices.

Gross Profit (Loss). Our consolidated gross profit was $19.3 million for the nine-month period ended September 30, 2022 as compared to $20.8 million for the same period in 2021, primarily reflecting decreased profitability in our Well Intervention segment, offset in part by increased profitability in our Robotics and Production Facilities segments and the addition of Shallow Water Abandonment segment in the third quarter 2022.

Our Well Intervention segment had a gross loss of $45.9 million for the nine-month period ended September 30, 2022 as compared to a gross loss of $3.4 million for the same period in 2021, primarily reflecting lower segment revenues.

Our Robotics gross profit increased by $20.4 million for the nine-month period ended September 30, 2022 as compared to the same period in 2021, primarily reflecting higher revenues due to increased ROV and trenching activities and a higher number of vessel days.

Our Shallow Water Abandonment gross profit for the nine-month period ended September 30, 2022 reflected results from Helix Alliance since the acquisition on July 1, 2022 (Note 3).

Our Production Facilities gross profit for the nine-month period ended September 30, 2022 increased by $2.4 million as compared to the same period in 2021, primarily reflecting higher revenues.

Acquisition and Integration Costs. Our acquisition and integration costs were $2.3 million for the nine-month period ended September 30, 2022, reflecting Alliance acquisition related costs incurred during 2022 (Note 3).

Change in Fair Value of Contingent Consideration. The $2.7 million change in fair value of contingent consideration for the nine-month period ended September 30, 2022 reflected an increase in the estimated earn-out consideration payable to the seller in the Alliance transaction in 2024 as Helix Alliance’s actual third quarter 2022 results were more favorable than previous forecasts based on available information at the acquisition date (Notes 3 and 16).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $54.0 million for the nine-month period ended September 30, 2022 as compared to $42.0 million for the same period in 2021, primarily reflecting higher employee incentive compensation costs and general and administrative costs in our Shallow Water Abandonment segment following the closing of our Alliance acquisition on July 1, 2022.

Equity in Earnings of Investment. Equity in earnings of investment was $8.3 million for the nine-month period ended September 30, 2022 primarily reflecting the cash distribution as a result of the sale of the “Independence Hub” platform (Note 2).

Net Interest Expense. Our net interest expense totaled $14.6 million for the nine-month period ended September 30, 2022 as compared to $17.9 million for the same period in 2021, primarily reflecting the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $37.6 million for the nine-month period ended September 30, 2022 as compared to $1.4 million for the same period in 2021 and is comprised almost entirely of unrealized foreign currency losses of $38.4 million related to the approximately 17% weakening of the British pound during 2022 on U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision (Benefit). Income tax provision was $10.1 million for the nine-month period ended September 30, 2022 as compared to an income tax benefit of $2.9 million for the same period in 2021. The effective tax rates for the nine-month periods ended September 30, 2022 and 2021 were (12.5)% and 7.5%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30,	December 31,
	2022	2021
Net working capital	$145,643	$251,255
Long-term debt	225,427	262,137
Liquidity	244,052	304,660

Net Working Capital

Net working capital is equal to current assets minus current liabilities. It measures short-term liquidity and operational efficiency and is important for predicting cash flow and debt requirements. Our net working capital includes current maturities of our long-term debt.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $38.2 million at September 30, 2022 and $42.9 million at December 31, 2021. See Note 6 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at September 30, 2022 included $162.3 million of cash and cash equivalents and $81.8 million of available borrowing capacity under the Amended ABL Facility (Note 6) and excluded $2.5 million of restricted cash. Our liquidity at December 31, 2021 included $253.5 million of cash and cash equivalents and $51.1 million of available borrowing capacity under the ABL Facility and excluded $73.6 million of short-term project related restricted cash. As of September 30, 2022, we had approximately $21.7 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date restricted our ability to convert our Nigerian Naira into U.S. dollars.

The COVID-19 pandemic impacted our operations and our revenues. We responded by deferring or reducing planned capital expenditures and operating costs during the past two years. This spending is returning with our increased activity. Furthermore, we fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022, and we have other term debt maturities during 2022 that we intend to settle in cash. Additionally on July 1, 2022, we completed our acquisition of Alliance for $119.0 million cash at closing plus post-closing earn-out consideration payable to the seller in the Alliance transaction in 2024 in the event the Helix Alliance business achieves certain financial metrics in 2022 and 2023 (Note 3). We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

A period of weak industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the Amended ABL Facility. We currently do not anticipate borrowing under the Amended ABL Facility other than for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$1,396	$121,252
Investing activities	(109,775)	(7,335)
Financing activities	(44,437)	(95,659)

Operating Activities

The decrease in our operating cash flows for the nine-month period ended September 30, 2022 as compared to the same period in 2021 primarily reflects lower earnings, higher regulatory recertification costs for our vessels and systems and negative changes in net working capital. Regulatory recertification spend on our vessels and systems amounted to $30.3 million and $7.1 million, respectively, during the comparable year over year periods. Operating cash flows for the nine-month periods ended September 30, 2022 and 2021 included the receipt of $1.1 million and $18.9 million, respectively, in income tax refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Investing Activities

Cash flows used in investing activities for the nine-month periods ended September 30, 2022 and 2021 reflect $112.6 million in net cash paid to acquire Alliance (Note 3), offset in part by $7.8 million in net cash distribution from Independence Hub in May 2022 (Note 2) and the deferral or reduction of our planned capital expenditures as our response to the adverse impact to our operations as a result of the COVID-19 pandemic.

Financing Activities

Net cash outflows from financing activities for the nine-month period ended September 30, 2022 primarily reflect the repayment of $7.9 million related to the MARAD Debt and $35 million related to the 2022 Notes (Note 6). Net cash outflows from financing activities for the nine-month period ended September 30, 2021 primarily reflect the repayment of $90.9 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan and $28.0 million in full repayment of the Term Loan (Note 6).

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of September 30, 2022 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of September 30, 2022. Our 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 6).

	Total	Short-Term	Long-Term
MARAD debt	$40,913	$8,333	$32,580
2023 Notes	30,000	30,000	—
2026 Notes	200,000	—	200,000
Interest related to debt	53,467	17,082	36,385
Property and equipment	8,249	8,249	—
Operating leases (1)	430,522	110,960	319,562
Total cash obligations	$763,151	$174,624	$588,527
(1)	Operating leases include vessel charters and facility and equipment leases. At September 30, 2022, our commitment related to long-term vessel charters totaled approximately $402.3 million, of which $167.8 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2022.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the accompanying condensed consolidated balance sheets, approximate $76.0 million (undiscounted) as of September 30, 2022, of which $31.0 million are expected to be paid during the next 12 months. We are entitled to receive certain amounts from Marathon Oil Corporation as certain short-term decommissioning obligations are fulfilled.

Regulatory recertification and dry dock. Our Well Intervention vessels and systems are subject to certain regulatory recertification requirements that must be satisfied in order for the vessels and systems to operate. Recertification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary, they generally range between $3.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per system.

Earn-out consideration. As part of the Alliance acquisition, we are required to make the earn-out payment to the seller in the Alliance transaction in 2024 in the event the Helix Alliance business achieves certain financial metrics in 2022 and 2023 (Note 3).

We expect the sources of funds to satisfy our material cash requirements to primarily come from our ongoing operations and existing cash on hand, but may also come from availability under the Amended ABL Facility and access to capital markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were exposed to market risks associated with foreign currency exchange rates. We had no exposure to interest rate risk as we had no outstanding debt subject to floating rates.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2022, we recorded foreign currency translation losses of $79.9 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as our non-U.S. undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other expense, net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other expense, net.” For the three- and nine-month periods ended September 30, 2022, we recorded foreign currency losses of $20.3 million and $37.6 million, respectively, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in Note (3) to the unaudited condensed consolidated financial statements, we acquired Alliance on July 1, 2022. Helix Alliance’s total revenues constituted approximately 24.7% of total consolidated revenues as shown on our condensed consolidated statement of operations for the three-month period ended September 30, 2022. Helix Alliance’s total assets constituted approximately 8.5% of total consolidated assets as shown on our condensed consolidated balance sheet as of September 30, 2022. We excluded Helix Alliance’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Helix Alliance as part of our ongoing integration activities. Helix Alliance currently maintains separate accounting systems and is expected to convert to Helix’s accounting systems no later than June 30, 2023. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q were prepared using information obtained from these separate accounting systems.

(b)  Changes in internal control over financial reporting. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 — Litigation to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the period ended September 30, 2022 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Maximum
			of shares	number of shares
	(a)	(b)	purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs (2)
July 1 to July 31, 2022	3,520	$2.65	—	9,275,587
August 1 to August 31, 2022	—	—	—	9,275,587
September 1 to September 30, 2022	—	—	—	9,339,021
	3,520	$2.65	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Under the terms of our stock repurchase program, we may repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 10), and such shares increase the number of shares available for repurchase. For additional information regarding our stock repurchase program, see Note 11 to our 2021 Form 10-K.

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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: October 26, 2022	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2022	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)