Form 10-K
period 2022-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2023-02-24
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $442.6 million based on the closing price of the registrant’s common stock as quoted on the New York Stock Exchange on June 30, 2022.

The number of shares of the registrant’s common stock outstanding as of February 17, 2023 was 152,153,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2023 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, and the COVID-19 pandemic and oil price volatility and their respective effects and results on the foregoing as well as our protocols and plans;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate acquisitions, joint ventures or other transactions;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our Environmental, Social and Governance (“ESG”) initiatives and the successes thereon or regarding our environmental efforts, including greenhouse gas emissions (“GHG Emissions”) targets;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;

●	the results and effects of the COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the results of acquired properties;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by suppliers, customers and partners;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors of this Annual Report.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in “Risk Factors” beginning on page 18 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35 of this Annual Report. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I

Item 1. Business

OVERVIEW

Helix Energy Solutions Group, Inc. (together with its subsidiaries, unless context requires otherwise, “Helix,” the “Company,” “we,” “us” or “our”) was incorporated in 1979 and in 1983 was re-incorporated in the state of Minnesota. We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned to facilitate global energy transition by maximizing production of remaining oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. For additional information regarding business operations, see sections titled “Our Operations” included within Item 1. Business of this Annual Report.

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE in June 2022 as required under its Listed Company Manual. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 16 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data located elsewhere in this Annual Report.

OUR OPERATIONS

We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. We have expanded our service capabilities to the Gulf of Mexico shelf with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which we have re-branded as Helix Alliance. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Production Facilities and our new reporting segment, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business.

Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing well production enhancement or decommissioning operations, thereby avoiding drilling new wells by extending the useful lives of existing wells and preserving the environment by safely decommissioning aged wells and restoring the seabed. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of Mexico shelf, through offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat and plug and abandonment (“P&A”) and coiled tubing systems.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), the Helix Fast Response System (the “HFRS”) and our ownership of oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Services we currently offer to the offshore oil and gas market worldwide include:

●	Development. Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.
●	Production. Well intervention; intervention engineering; production enhancement; coiled tubing operations; IRM of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
●	Decommissioning. Reclamation and remediation services; well P&A services; pipeline, cable and umbilical abandonment services; and site inspections.
●	Production Facilities. Provision of the HP I as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the Gulf of Mexico.
●	Fast Response System. Provision of the HFRS as a response resource in the Gulf of Mexico that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.

Services we currently offer to the offshore renewable energy market worldwide include:

●	Site Clearance. Site preparation for construction of offshore wind farms, including boulder relocation and underwater unexploded ordnance identification and disposal.
●	Trenching. Cable burial via jetting and/or cutting by self-propelled trenching ROVs and plough trenching.
●	Subsea Support. General subsea support of engineering, procurement, construction and installation contractors with ROV services standalone or with support vessels.

Well Intervention

We engineer, manage and conduct well intervention operations, which include production enhancement and abandonment, and construction operations in water depths ranging from 100 to 10,000 feet. As major and independent oil and gas companies develop deepwater reserves, we expect the number of subsea trees to increase, which can improve long-term demand for well intervention services. Historically, drilling rigs have been used in subsea well intervention to enhance production and decommission wells. Our purpose-built well intervention vessels serve as work platforms and derive competitive advantages from their lower operating costs, with an ability to mobilize quickly and to maximize operational time by performing a broad range of tasks related to intervention, construction and IRM services. Our services provide cost advantages in the development and management of subsea reservoirs. We believe we offer efficiency gains from our specialized intervention assets.

Our well intervention business currently includes seven purpose-built well intervention vessels and 12 intervention systems (including two recently acquired deepwater IRSs) providing services primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa, with expansion into Asia Pacific.

In the Gulf of Mexico, the Q4000, a riser-based semi-submersible well intervention vessel, has been serving customers in the spot market since 2002. In 2010, the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts. The Q5000 riser-based semi-submersible well intervention vessel commenced operations in the Gulf of Mexico in 2015.

In Brazil, we provide well intervention services with the Siem Helix 1 and Siem Helix 2 vessels under long-term charter from Siem Offshore AS (“Siem”). The Siem Helix 1, which commenced operations in April 2017, completed its four-year contract with Petróleo Brasileiro S.A. (“Petrobras”) in 2021 and worked on short-term accommodations and ROV projects prior to commencing a long-term P&A project for Trident Energy do Brasil Ltda. (“Trident”) starting December 2022. The Siem Helix 2 commenced operations for Petrobras in December 2017 and is under contract through at least December 2024.

In the North Sea, the Well Enhancer has performed well intervention, abandonment and coiled tubing services since it joined our fleet in 2009. The Seawell has provided well intervention and abandonment services since 1987, and the vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years.

The Q7000, a semi-submersible well intervention vessel built to U.K. North Sea standards and capable of working globally, commenced operations in January 2020 performing various integrated well intervention operations offshore Nigeria. The Nigeria campaign completed in 2022 and the vessel is currently mobilizing for decommissioning campaigns in Asia Pacific and Brazil.

Our Subsea Services Alliance with SLB leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our alliance, we and SLB jointly developed a 15K IRS and the ROAM.

Robotics

We have been actively engaged in robotics for over three decades. We operate robotics assets to complement offshore construction, maintenance and well intervention services for the oil and gas market and to support offshore renewable energy projects for the renewable energy market. We often integrate our services with chartered vessels. Our robotics business operates globally, with primary operations in the North Sea, Gulf of Mexico, U.S. East Coast, Asia Pacific, Brazil and West Africa regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the use and scope of robotics services has expanded. Our robotics assets and experience, coupled with our chartered vessel fleet and schedule flexibility, allow us to meet the technological challenges of our customers’ subsea activities worldwide. As of December 31, 2022, our robotics assets included 41 work class ROVs, seven trenchers (including three recently acquired trenchers) and the IROV boulder grab. We charter vessels on a long-term or a spot basis to support deployment of our robotics assets.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. Historically, this work was performed by barges and other similar vessels, but these types of services are increasingly being contracted to vessels more suitable for harsh offshore weather conditions, especially in the North Sea where offshore wind farming is currently concentrated. We provide cable burial services related to subsea power cable installations as well as seabed clearing and site preparation services around the world using our chartered vessels, trenchers and ROVs. In 2022, revenues derived from offshore renewable energy contracts accounted for 43% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Shallow Water Abandonment

In July 2022, we completed the acquisition of Alliance, a vertically integrated company specializing in comprehensive offshore oilfield decommissioning services predominantly in the Gulf of Mexico shelf. Helix Alliance’s decommissioning offerings include well plugging and abandonment, subsea infrastructure flushing and abandonments (or removals), platform decommissioning and structure removals, and subsea site clearance, and engineering, permitting and project management. In addition to its end-of-life decommissioning services, Helix Alliance offers services to support the full life cycle of offshore upstream and midstream industries, including oil and gas production through well intervention, coiled tubing and pumping; installations and construction; and IRM.

Production Facilities

We own and operate the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under an agreement through at least June 1, 2024.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through March 31, 2024 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment includes mature deepwater offshore wells, including two remaining wells acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019, for which Marathon Oil agreed to pay us certain amounts as we complete the related P&A work, and three wells and related subsea infrastructure acquired from MP Gulf of Mexico, LLC (“MP GOM”), a joint venture controlled by Murphy Exploration & Production Company – USA, in August 2022.

GEOGRAPHIC AREAS

We primarily operate in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations and our Gulf of Mexico shelf operations related to Helix Alliance are usually subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. See Note 14 for revenues as well as property and equipment by geographic location.

CUSTOMERS

Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2022 — Shell (15%); 2021 — Petrobras (23%) and Shell (17%); and 2020 — Petrobras (28%) and BP (17%). We provided services to over 80 customers in 2022.

COMPETITORS

The oilfield services and renewable energy services markets are highly competitive. Price and the ability to access specialized vessels, systems and other equipment, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention include AKOFS Offshore, Baker Hughes, C-Innovation, Expro, FTAI, Oceaneering, TechnipFMC, Trendsetter and international drilling contractors. Our principal competitors in the robotics business include Atlantic Marine, Briggs Marine, C-Innovation, DeepOcean, DOF Subsea, Fugro, James Fisher, Oceaneering, ROVOP and UTROV. Our principal competitors in shallow water abandonment include Aries Marine, C-Dive, Cardinal Services, Chet Morrison, Crescent Energy Services, Laredo Offshore Services, Manson Gulf, Offshore Liftboats, Offshore Marine Contractors, Seacor, Shore Offshore, Supreme Energy, Turnkey Offshore Project Services and White Fleet. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

Safety, Sustainability and Value Creation – our core goals – support our vision as a preeminent offshore energy transition company. ESG initiatives and disclosures are embedded in these business values and priorities with a top-down approach led by management and our Board of Directors (our “Board”). Specifically, the Corporate Governance and Nominating Committee of our Board (the “Governance Committee”) oversees, assesses and reviews the disclosure and reporting of any ESG matters, including with respect to climate change, regarding the Company’s business and industry, and that committee’s charter formally incorporates oversight of ESG matters as a stated responsibility. Sustainability is reviewed on an ongoing basis in conjunction with environmental, health and safety, and social matters at each Governance Committee meeting.

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

We emphasize continual improvement by establishing goals to reduce our environmental impact, improve our safety record and increase transparency for our stakeholders. In 2022, we disclosed our GHG Emissions metrics for 2019, 2020 and 2021 and our reduction targets for GHG Emissions by 2024. We understand that establishing these targets provides value to us as a company and is valued by our stakeholders, and we are committed to providing transparency with respect to our GHG Emissions. In tandem with such disclosures and targets, we continued to support renewable energy through our three-legged business model well positioned to facilitate global energy transition by maximizing production of remaining oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. Our services facilitate both the responsible transition from a carbon-based economy and extending the value and therefore the life cycle of underutilized wells, which in turn helps clients avoid drilling new wells. These efforts are published in greater detail in our most recent Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

HUMAN CAPITAL RESOURCES

Labor Practices

As of December 31, 2022, we had 2,280 employees. Of our total employees, we had 447 employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees, suppliers and vendors to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy. These tenets are further described in our Human Rights Policy and our Supplier and Vendor Expectations, both of which are available on our website at www.helixesg.com/about-helix/our-company/corporate-governance.

Human Rights, Anti-Slavery and Anti-Human Trafficking

We are committed to respecting and protecting human rights everywhere we operate and expect similar standards of suppliers, vendors and partners, including requiring periodic assessments and audits to confirm there is no modern slavery or human trafficking in our supply chains or in any part of our business. Our workplace policies and procedures demonstrate our commitment to acting ethically and with integrity in all our business relationships, and to implementing and enforcing effective systems and controls to prevent slavery and human trafficking from taking place anywhere in our supply chains. We provide periodic Anti-Human Trafficking training for employees to further arm our workforce with the tools to identify and prevent human trafficking. Our Modern Slavery Statement is available on our website, located at www.helixesg.com/modern-slavery-statement.

Employee Health and Safety

Our corporate vision of a zero-incident workplace is based on the belief that all incidents are preventable and that we manage our working conditions to eliminate unsafe behavior. We have established a corporate culture in which QHSE takes priority over our other business objectives. Everyone at Helix has the authority and the duty to “STOP WORK” they believe is unsafe. Helix management actively encourages critical safety behaviors and employees to work in compliance with our goals to avoid injuries to people, environmental disturbances and damage to assets. We empower our employees to feel safe and confident that their safety and the safety of those around them are our primary concern. Our QHSE management systems and training programs were developed based on common industry work practices, and by employees with on-site experience who understand the risk and physical challenges of the offshore work environment. Certain management systems of our business units have been independently assessed and registered compliant with ISO 9000 (Quality Management Systems), ISO 14001 (Environmental Management Systems), and ISO 45001 (Occupational Health and Safety Management Systems).

Health and Safety during COVID-19

The nature of offshore operations requires our offshore crew members as well as our customers and vendors to periodically travel to and from vessels. In response to the COVID-19 pandemic, both Helix and Alliance implemented numerous health and safety protocols. In light of updated guidance pertaining to the COVID-19 pandemic, rates of community transmission, and widespread vaccination, we continue to evolve our protocols to align with what we understand to be best practices designed to protect our personnel, those partners with whom we work and their collective families.

Employee Engagement, Diversity and Inclusion

Employee Tenure and Turnover

We track tenure and voluntary employee turnover. We then use this data to develop our human capital management strategy. As of December 31, 2022, 57% of our workforce had been with Helix for five years or longer, and our global voluntary turnover rate was 12.5% (excluding employees added through our Alliance acquisition, which closed on July 1, 2022).

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

Diversity and Inclusion

We are committed to diversity and inclusion throughout our workforce. In 2022, our worldwide workforce represented 34 different nationalities. Our hiring managers and human resources departments in all regions partner to find the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information or any other basis that would be in violation of any applicable federal, state, local or international law. Employing people with different backgrounds, experiences and perspectives makes Helix a stronger business. To reinforce this commitment in the U.S., our Houston office implemented a blind hiring initiative through which Human Resources can mask certain identifying characteristics of new hire candidates at the initial stages of the hiring process, including characteristics that may identify a person’s gender, race, disability, ethnicity or nationality. We are committed to attracting and retaining high-performing employees through this diverse talent base and evaluating and promoting throughout our organization based on skills and performance. The latest statistics showing the breakdown of how our employees (excluding employees added through our Alliance acquisition, which closed on July 1, 2022) self-identify their ethnicity is available in our most recent Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

Board Diversity

Our Board defines diversity expansively and has determined that it is desirable to have diverse viewpoints, professional experiences, backgrounds (including gender, race, ethnicity and educational backgrounds) and skills, with the principal qualification of a director being the ability to act effectively on behalf of Company shareholders. As part of a long-standing refreshment process, the Governance Committee of our Board remained engaged in a search for additional independent directors with the diverse characteristics sought by our Board and in September 2022, our Board added two new gender and ethnically diverse members.

GOVERNMENT REGULATION

Overview

We provide services primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions, and as such we are subject to numerous laws and regulations, including international treaties, flag state requirements, environmental laws and regulations, requirements for obtaining operating and navigation licenses, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our vessels and other assets operate or are registered, all of which can significantly affect the ownership and operation of our vessels and other assets. Beginning in 2019 we operate mature offshore oil and gas wells, some of which are producing and which ultimately we plan to decommission. Being an owner and operator of wells subjects us to additional regulatory oversight from the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”).

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

Local Content Requirements and Cabotage Rules

We are subject to local content requirements with respect to vessels, equipment and crews utilized in certain of our operations. Governments in some countries, notably in Australia, Brazil and in the West Africa region, remain active in establishing and enforcing such requirements along with other aspects of the energy industries in their respective countries.

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

We maintain Hull and Increased Value insurance, which provides coverage for physical damage up to an agreed amount for each vessel. We also carry Protection and Indemnity (“P&I”) insurance, which covers liabilities arising from the operation of vessels, and General Liability insurance, which covers liabilities arising from construction operations. Onshore employees are covered by Workers’ Compensation. Offshore employees and marine crews are covered by a Maritime Employers Liability (“MEL”) insurance policy, which covers Jones Act exposures. We maintain Operator Extra Expense coverage that provides certain coverage per each loss occurrence for a well control issue on oil and gas properties where we are the operator. In addition to the liability policies described above, we currently carry various layers of Umbrella Liability in excess of primary limits as well as OPA insurance for our offshore oil and gas properties with coverage as required by BOEM.

In addition, we maintain a separate insurance program for Helix Alliance, which provides physical damage coverage up to an agreed amount for each vessel. Helix Alliance onshore employees are covered by Workers’ Compensation, and Helix Alliance offshore employees and marine crews are covered by MEL insurance policy, which covers Jones Act exposures. We also carry a General Liability policy which covers liability arising from operations. In addition to the liability policies described above, we currently carry various layers of Umbrella Liability.

We customarily have agreements with our customers and vendors in which each contracting party is responsible for its respective personnel. Under these agreements we are indemnified against third-party claims related to the injury or death of our customers’ or vendors’ personnel, and vice versa. With respect to well work contracted to us, the customer is typically contractually responsible for pollution emanating from the well. We separately maintain additional coverage that would cover us under certain circumstances against any such third-party claims associated with well control events.

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

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.helixesg.com. Copies of this Annual Report for the year ended December 31, 2022, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “For the Investor” section of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and our Corporate Sustainability Report. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

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

Coiled tubing system:  A continuous length of steel tubing (coiled tubing), typically between 1” and 3.25” in diameter, wound onto a large reel together with an injector head, control console, power supply and well control stack. The coiled tubing is run inside a well’s production tubing primarily for debris cleanout, pumping fluids or fishing operations though there are numerous other applications.

Decommissioning:  The process of plugging and abandoning oil and gas wells and removing all associated infrastructure (pipelines, platforms, etc.). This is the final stage of oil and gas operations and typically occurs when all of the associated wells have reached the end of their useful production lives.

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

Dive support vessel (DSV):  A vessel used as a floating base for commercial diving projects, with the basic requirements to keep station accurately and reliably throughout the diving operation.

Heavy lift derrick barge:  A vessel with a crane capacity to lift large, heavy objects, primarily used for installation or removal of large offshore structures. Lifting capacities typically range from 500 to over 2,000 tons, compared to construction vessels which generally have less than 250 ton lifting capacity.

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

Liftboat:  A self-propelled offshore vessel with moveable legs capable of elevating its hull above the surface of the sea to create a stable working platform as opposed to a floating vessel. These vessels are equipped with living quarters, open deck space and at least one crane for lifting operations.

Offshore support vessel (OSV):  A specially designed vessel for the logistical servicing of offshore platforms and subsea installations.

Plug and Abandonment (P&A):  P&A operations usually consist of placing several cement plugs in the well bore to isolate the reservoir and other fluid-bearing formations when a well reaches the end of its lifetime.

P&A system:  A set of surface equipment, typically consisting of wireline, pumps, cement blenders and tanks, that is used for placement of mechanical and/or cement plugs in the well bore to P&A a well.

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

Shallow water:  Generally, water depths less than 1,000 feet, including the Gulf of Mexico shelf.

Site clearance:  Activities utilizing ROVs for the safe removal of obstructions, such as boulders, unexploded ordnance (UXOs) and debris, that would inhibit the construction of an offshore wind farm.

Spot vessels:  Vessels not owned or under term charters but contracted on a short-term basis typically to perform specific projects.

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

Our services are substantially dependent upon the condition of the oil and gas market, and in particular, the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations. Although our services are used for other operations during the entire life cycle of a well, when industry conditions are unfavorable, oil and gas companies typically reduce their budgets for expenditures on all types of operations and defer certain activities to the extent possible.

The levels of both capital and operating expenditures largely depend on the prevailing view of future oil and gas prices, which is influenced by numerous factors, including:

●	worldwide economic activity and general economic and business conditions, including the interest rate environment and cost of capital as well as access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”);
●	the occurrence or threat of an epidemic or pandemic disease and any related governmental response, including the COVID-19 pandemic and related governmental response;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;
●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;

●	technological advances affecting energy exploration, production, transportation and consumption;
●	the exploration and production of onshore shale oil and natural gas;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions and natural disasters with respect to marine operations;
●	laws, regulations and policies directly related to the industries in which we provide services, including restrictions on oil and gas leases, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	tax laws, regulations and policies.

A period of low levels of activity by offshore oil and gas operators may adversely affect demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general, all of which could lead to lower utilization of available vessels or similar assets and correspondingly downward pressure on the rates we can charge for our services. Given that our business is adversely affected by low oil prices, such conditions would negatively impact oil and gas companies’ willingness and ability to make capital and other expenditures. Additionally, our customers, in reaction to negative market conditions, may seek to negotiate contracts at lower rates, both during and at the expiration of the term of our contracts, to cancel earlier work and shift it to later periods, or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. The extent of the impact of these conditions on our results of operations and cash flows depends on the strength of our industry environment and the demand for our services.

We continue to actively monitor ongoing military hostilities in Ukraine and applicable laws, sanctions and trade control restrictions resulting from the conflict. Any sanctions measures and increased governmental oversight and enforcement activities could adversely affect the global economy and supply chains as well as the oil and gas sector generally. The extent to which our operations and financial results may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict and its related effects on operating and capital spending by our oil and gas production customers.

We are subject to the effects of changing prices.

Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates have risen significantly since 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic. We bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. Although we may be able to reduce some of our exposure to price increases through the rates we charge, competitive market pressures may affect our ability to pass along price adjustments, which may result in reductions in our operating margins and cash flows in the future.

The COVID-19 pandemic could continue to disrupt our operations and adversely impact our business and financial results.

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations such as shelter-in-place orders, quarantines, travel bans and similar restrictions in efforts to control its spread. As of December 31, 2022, despite the rollout of vaccines and the successes of mitigation efforts, new strains of coronavirus have arisen and may continue to be identified that may be more contagious, more severe, and for which vaccinations may not be effective. Furthermore, although vaccines have been identified, their efficacy and rollout pose logistical and other challenges. The pandemic resulted in the global economy experiencing a significant slowdown and uncertainty in 2020, which led to a precipitous decline in oil prices in response to demand concerns, as further discussed herein. These events resulted in reduced operating and capital spending by oil and gas producers. Although the oil and gas market has recovered since 2020, we expect that the uncertainty surrounding the spread of COVID-19 will continue to create market disruption that may undermine the confidence in overall industry viability. We are currently unable to predict the duration or severity of the ongoing pandemic or the responses thereto, and these events may continue to adversely impact our financial condition and results of operations.

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

Business and Operational Risks

Our backlog may not be ultimately realized for various reasons, our contracts may be terminated early, and our call-off work may be terminated earlier than expected.

As of December 31, 2022, backlog for our services supported by written agreements or contracts totaled $847 million, of which $533 million is expected to be performed in 2023.

We may not be able to perform under our contracts for various reasons giving our customers certain contractual rights under their contracts with us, which ultimately could include termination of a contract. In addition, our customers may seek to cancel, terminate, suspend or renegotiate our contracts, or our projects in Helix Alliance subject to call-off orders may be able to be terminated earlier than expected, in the event of our customers’ diminished demand for our services due to global or industry conditions affecting our customers and their own revenues. Some of these contracts provide for no cancellation fee or a cancellation fee that is substantially less than the expected rates from the contracts. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under a contract, in which case a customer may repudiate or seek to cancel or renegotiate the contract. The repudiation, early cancellation, termination or renegotiation of our contracts by our customers, or the termination of call-off work, could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we may incur capital costs, we may charter vessels for the purpose of performing these contracts, and/or we may forgo or not seek other contracting opportunities in light of these contracts.

A large portion of our current backlog is concentrated in a small number of long-term contracts that we may fail to renew or replace.

Although historically our service contracts were of relatively short duration, over the past few years we performed a number of long-term contracts. We currently have contracts with four customers that represent approximately 69% of our total backlog as of December 31, 2022. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter-term contracts. Furthermore, our ability to extend, renew or replace our long-term contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will continue to depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, as we have experienced, we may not be able to extend, renew or replace the contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

Our operations involve numerous risks, which could result in our inability or failure to perform operationally under our contracts and result in reduced revenues, contractual penalties and/or contract termination.

Our equipment and services are very technical and the offshore environment poses its own challenges. Performing the work we do pursuant to the terms of our contracts can be difficult for various reasons, including equipment failure or reduced performance, human error, third-party failure or other fault, design flaws, weather, water currents or soil conditions. In particular, our assets may experience challenges operating in new locations, presenting incremental complications; any of these factors could lead to performance concerns. The nature of offshore operations requires our offshore crew members as well as our customers and vendors to periodically travel to and from the vessels. The occurrence or threat of an epidemic or pandemic disease, including the COVID-19 pandemic and any related governmental regulations or other travel restrictions or safety measures, may impede our ability to execute such crewing or crew changes, which could lead to vessel downtime or suspension of operations, which may be beyond our control. Failure to perform in accordance with contract specifications can result in reduced rates (or zero rates), contractual penalties, and ultimately, termination in the event of sustained non-performance. Reduced revenues and/or contract termination due to our inability or failure to perform operationally could have a material adverse effect on our financial position, results of operations and cash flows.

Our customers and other counterparties may be unable to perform their obligations.

Continued industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us. In the event one or more of our customers is adversely affected by the COVID-19 pandemic or otherwise, our business with them may be affected. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent.

Although we assess the creditworthiness of our counterparties, a variety of conditions and factors could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In particular, our Robotics and Helix Alliance businesses tend to do business with smaller customers that may not be capitalized to the same extent as larger operators and/or that may be more exposed to financial loss in an uncertain economic environment. In addition, we may offer favorable payment or other contractual terms to customers in order to secure contracts. These circumstances may lead to more frequent collection issues. Our financial results and liquidity could be adversely affected and we could incur losses.

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

Climate change might adversely impact our business operations and/or our supply chain.

Scientific consensus shows that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. Climatologists predict these changes will result in the increased frequency of extreme weather events and natural disasters which could disrupt our business operations or those of our customers or suppliers. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative, and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs and impede our ability to provide services to our customers.

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

Our North Sea and Helix Alliance businesses typically decline in the winter, and weather can adversely affect our operations.

Marine operations conducted in the North Sea and the Gulf of Mexico shelf are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are more favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. Helix Alliance experiences slower winter season in its diving and certain vessel operations. As is common in our industry, where we do have utilization in these seasonal markets, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

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

Our operations outside of the U.S. subject us to additional risks.

Our operations outside of the U.S. are subject to risks inherent in foreign operations, including:

●	the loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;
●	increases in taxes and governmental royalties;
●	laws and regulations affecting our operations, including with respect to customs, assessments and procedures, and similar laws and regulations that may affect our ability to move our assets in and out of foreign jurisdictions;
●	renegotiation or abrogation of contracts with governmental and quasi-governmental entities;
●	changes in laws and policies governing operations of foreign-based companies;
●	currency exchange restrictions and exchange rate fluctuations;
●	global economic cycles;
●	restrictions or quotas on production and commodity sales;
●	limited market access;
●	trade and labor unions as well as local content requirements; and
●	other uncertainties arising out of foreign government sovereignty over our international operations.

Certain countries have in place or are in the process of developing complex laws for foreign companies doing business in these countries. Some of these laws are difficult to interpret, making compliance uncertain, and others increase the cost of doing business, which may make it difficult for us in some cases to be competitive. The combination of such laws with the local requirements and logistics necessitated by the COVID-19 pandemic have further increased the challenges of doing business in these countries. In addition, laws and policies of the U.S. affecting foreign trade, taxation and other commercial activity may adversely affect our international operations.

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

As of December 31, 2022, we had consolidated indebtedness of $264 million. The level of indebtedness may have an adverse effect on our future operations, including:

●	limiting our ability to refinance maturing debt or to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;
●	increasing our vulnerability to a general economic downturn, competition and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged;
●	increasing our exposure to potential rising interest rates for any portion of our borrowings that may be at variable interest rates;

●	reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements for that portion of our cash flows that may be needed to service debt obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	limiting our ability to expand our business through capital expenditures or pursuit of acquisition opportunities due to negative covenants in credit facilities that place limitations on the types and amounts of investments that we may make;
●	limiting our ability to use, or post security for, bonds or similar instruments required under the laws of certain jurisdictions with respect to, among other things, the temporary importation of vessels, systems and other equipment and the decommissioning of offshore oil and gas properties; and
●	limiting our ability to sell or pledge assets or use proceeds from certain asset sales for purposes other than debt repayment.

A prolonged period of weak economic or industry conditions and other events beyond our control may make it difficult to comply with our covenants and other restrictions in agreements governing our debt. If we fail to comply with these covenants and other restrictions, it could lead to reduced liquidity, an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by our lenders, including foreclosure against our collateral. These conditions and events may limit our access to the credit markets if we need to replace our existing debt, which could lead to increased costs and less favorable terms, including shorter repayment schedules and higher fees and interest rates.

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

A further decline in the offshore energy services market could result in impairment charges.

Prolonged periods of low utilization and low rates for our services could result in the recognition of impairment charges for our assets if future cash flow estimates, based on information available to us at the time, indicate that their carrying value may not be recoverable.

Our international operations are exposed to currency devaluation and fluctuation risk.

Because we are a global company, our international operations are exposed to foreign currency exchange rate risks on all contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we may be at risk of changes in the exchange rates between the U.S. dollar and such currencies. We may receive payments in a currency that is not easily traded and may be illiquid, unable to be hedged, or subject to exchange controls that limit the currency’s ability to be converted into a more liquid currency, and we may be at risk of devaluation until such time as the currency may be able to be converted or spent. As of December 31, 2022, we had approximately $28.9 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls limit our ability to convert our Nigerian Naira into U.S. dollars.

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

As a multi-national organization, we are subject to taxation in multiple jurisdictions. The Organization for Economic Co-operation and Development, the EU and individual taxing jurisdictions are focused on tax base erosion and profit shifting as well as minimum tax directives. These initiatives and directives continue to evolve with country specific implementation legislation forthcoming. Additionally, we anticipate increased disclosure and information reporting to facilitate compliance with these rules and initiatives when enacted. While the impact of these proposed and future rules cannot be determined, they may have adverse effects on us, including increased administrative and compliance costs.

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

General Risks

The loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel and other skilled workers in the future, could disrupt our operations and adversely affect our financial results.

Our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, including recently in connection with industry downturn, the effects of the COVID-19 pandemic, and a decline in sentiment towards fossil fuels. Our success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. The delivery of our services also requires personnel with specialized skills, qualifications and experience. The demand for skilled workers can be high and the supply may be limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases to our cost structures, or both. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled, qualified and experienced workers, and we may have competition for personnel with the requisite skill set.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk as some of our onshore personnel may periodically work remotely.

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

Our ability to repurchase shares through any share repurchase program is subject to certain considerations, including availability of free cash flow, and any repurchases could affect the price of our common stock and increase volatility, which may result in a decrease in the trading price of our common stock.

Our Board has in the past and may from time to time in the future authorize share repurchase programs. On February 20, 2023, we announced that our Board approved a new share repurchase program authorizing the repurchase of up to $200 million issued and outstanding shares of our common stock. The timing and amount of repurchases, if any, under such program would depend upon several factors. Our ability to successfully effect a share repurchase program requires us to generate consistent Free Cash Flow and have available capital in the years ahead in amounts sufficient to enable us to also continue to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements. Our cash flow typically fluctuates seasonally and the amount of Free Cash Flow returned in any quarter during the year may vary. We may not have available Free Cash Flow to repurchase shares if we use our available cash to satisfy other priorities such as strategic opportunities and acquisitions, or if our Board determines to change or discontinue the repurchase program. There is no guarantee that we would carry out repurchases in the same manner as they may have been announced. Furthermore, a share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth or engage in alternative activities that could generate greater shareholder value. In addition, repurchases of our common stock pursuant to a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although share repurchase programs are intended to enhance long-term shareholder value, there is no assurance that it will do so. Any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price and short-term stock price fluctuations could reduce the program’s effectiveness.

Certain provisions of our corporate documents, financial arrangements and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment arrangements with all of our executive officers that could require cash payments, terms in our convertible senior notes that could increase the applicable conversion rate and covenants in our asset-based credit agreement (the “ABL Facility”) that could put us in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2022, our fleet included 27 owned vessels, eight IRSs, three SILs, the ROAM, 15 marketable P&A systems (with the ability to scale up to 20 systems), six coiled tubing systems, 41 ROVs, seven trenchers and the IROV boulder grab. We also had six vessels under time charter agreements. All of our chartered vessels and 11 of our owned vessels have DP capabilities specifically designed to meet the needs of our customers’ offshore activities. Our Seawell and Well Enhancer vessels also have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2022 (1)

		Placed
	Flag	in	Length
	State	Service (2)	(Feet)	DP
Floating Production Unit —
Helix Producer I	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (3)	U.S.	4/2002	312	DP3
Seawell (4)	U.K.	7/2002	368	DP2
Well Enhancer (4)	U.K.	10/2009	432	DP2
Q5000	Bahamas	4/2015	358	DP3
Siem Helix 1 (5)	Bahamas	6/2016	521	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	DP3
Q7000 (6)	Bahamas	1/2020	320	DP3
8 IRSs, 3 SILs and the ROAM (7)	—	Various	—	—
Helix Alliance —
EPIC Hedron (heavy lift barge)	Vanuatu	7/2022	400	—
10 liftboats, 6 OSVs, 3 DSVs and 1 crew boat (8)	U.S.	7/2022	Various	DP1
15 marketable P&A systems and 6 coiled tubing systems	—	Various	—	—
Robotics —
41 ROVs, 7 Trenchers and the IROV boulder grab (4), (9)	—	Various	—	—
Grand Canyon II (5)	Norway	4/2015	419	DP3
Grand Canyon III (5)	Norway	5/2017	419	DP3
Horizon Enabler (5)	Barbados	5/2022	316	DP2
Shelia Bordelon (5)	U.S.	2/2022	257	DP2
(1)	We maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the charters for our chartered vessels commenced, as applicable.
(3)	Subject to a vessel mortgage securing our MARAD Debt described in Note 7.
(4)	Serves as security for the ABL Facility described in Note 7.
(5)	Vessel under time charter agreement.
(6)	Served as collateral for surety bond related to one campaign offshore Nigeria. Security interest was released in January 2023.
(7)	We own a 50% interest in the ROAM and three of the IRSs. The two recently acquired deepwater IRSs have not yet been placed in service.
(8)	DP capabilities are only applicable to five OSVs.
(9)	Average age of our Robotics assets is approximately 11.0 years. One of the recently acquired trenchers has not yet been placed in service.

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

FACILITIES

Our corporate headquarters are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043. Except for one owned property related to Helix Alliance, we currently lease all of our facilities, which are primarily located in Texas, Louisiana, Scotland, Singapore and Brazil.

Item 3. Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 16 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	68	President, Chief Executive Officer and Director
Erik Staffeldt	51	Executive Vice President and Chief Financial Officer
Scott A. Sparks	49	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	47	Executive Vice President, General Counsel and Corporate Secretary

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

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Prior thereto he was Senior Vice President and Chief Financial Officer beginning in June 2017 until February 2019. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director from February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 until June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015 until December 2021. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 27 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and Loyola University in New Orleans with an MBA, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 32 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Executive Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 22 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, previously serving as Helix’s Senior Vice President, General Counsel and Corporate Secretary from May 2019 to December 2022, and prior to that as Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Mr. Neikirk oversees Helix’s legal, human resources, and contracts and insurance functions. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 17, 2023, the closing sale price of our common stock on the NYSE was $7.62 per share. As of February 17, 2023, there were 280 registered shareholders and approximately 75,590 beneficial shareholders of our common stock.

We have not declared or paid cash dividends on our common stock in the past nor do we intend to pay cash dividends in the foreseeable future. In addition, our financing arrangements may place certain limitations on the payment of cash dividends on our common stock. We currently intend to reinvest any retained earnings, if any, for the future operation and growth of our business, or to use for potential acquisition opportunities or share repurchases. Our Board will review this matter on a regular basis in light of our earnings, financial position and market opportunities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations “— Liquidity and Capital Resources.”

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2017 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2022 (the “2022 Performance Peer Group”) including the following companies: Archrock, Inc., ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., Forum Energy Technologies, Inc., Helmerich & Payne, Inc., Nabors Industries Ltd., Newpark Resources, Inc., NexTier Oilfield Solutions Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., RPC, Inc., Select Energy Services, Inc., TETRA Technologies, Inc., Tidewater Inc., Transocean Ltd. and USA Compression Partners, LP. The returns of each member of the 2022 Performance Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2022 and have been adjusted for the reinvestment of any dividends. We believe that in 2022 the members of the 2022 Performance Peer Group provided services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2017 in our common stock at the closing price on that date price and on December 31, 2017 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — (2.1)%; the 2022 Performance Peer Group — (41.4)%; the OSX — (38.5)%; and S&P 500 — 56.9%. These results are not necessarily indicative of future performance.

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,

OSX and Peer Group

	As of December 31,
	2017	2018	2019	2020	2021	2022
Helix	$100.0	$71.8	$127.7	$55.7	$41.4	$97.9
2022 Performance Peer Group Index	$100.0	$54.2	$54.8	$32.7	$38.8	$58.6
Oil Service Index	$100.0	$54.8	$54.5	$31.6	$38.1	$61.5
S&P 500	$100.0	$95.6	$125.7	$148.9	$191.6	$156.9

Source: Bloomberg

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Maximum
			of shares	number of shares
	(a)	(b)	purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs (2) (3)
October 1 to October 31, 2022	—	$—	—	9,371,145
November 1 to November 30, 2022	—	—	—	9,371,145
December 1 to December 31, 2022	61,553	5.97	—	9,547,027
	61,553	$5.97	—
(1)	Represents shares forfeited in satisfaction of tax obligations upon vesting of restricted shares.
(2)	Under the terms of this share repurchase program, we were authorized to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 13). On February 20, 2023, we announced that our Board authorized a new share repurchase program for repurchase of up to $200 million issued and outstanding shares of our common stock (Note 10). At the same time, our Board revoked the prior authorization relating to this repurchase program.

(3)	In December 2022, we issued 175,882 shares of restricted stock to independent members of our Board. In January 2023, we issued 9,210 shares of restricted stock to certain independent members of our Board who elected to take their 2022 quarterly fees in stock in lieu of cash. These issuances increase the number of shares available for repurchase under our previously authorized share repurchase program by a corresponding amount.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of remaining oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. Our well intervention fleet includes seven purpose-built well intervention vessels and 12 intervention systems. Our robotics equipment includes 41 work-class ROVs, seven trenchers and the IROV boulder grab. We charter robotics support vessels on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties including the recently acquired interest in the Thunder Hawk Field. On July 1, 2022, we completed our acquisition of Alliance and formed a new reporting segment in the third quarter 2022 comprised of the Helix Alliance business. Our new Shallow Water Abandonment segment includes 10 liftboats, six OSVs, three DSVs, one 1760T heavy lift derrick barge, one crew boat, 15 marketable P&A systems (with the ability to scale up to 20 systems) and six coiled tubing systems.

Economic Outlook and Industry Influences

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors, including:

●	worldwide economic activity and general economic and business conditions, including access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by OPEC and/or OPEC+;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;

●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the transition towards renewable energy and carbon neutrality and away from fossil fuels;
●	national energy sovereignty and energy security;
●	the sale and expiration dates of offshore leases globally;
●	technological advances affecting energy exploration, production, transportation and consumption;
●	the exploration and production of onshore shale oil and natural gas;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions, natural disasters, and epidemic and pandemic diseases, including the COVID-19 pandemic;
●	laws, regulations and policies directly related to the industries in which we provide services, including restrictions on oil and gas leases, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	domestic and international tax laws, regulations and policies.

Oil and gas prices reached ten-year highs during the middle of 2022 and experienced moderate declines and volatility during the remainder of 2022. Global demand for oil and gas continues to recover as supply has been disrupted by regional conflicts. We expect oil and gas prices will remain robust for the near term, which should lead to higher customer spending for the industry. However, despite the current strong commodity price environment, there remain headwinds to commodity price stability, including those regional conflicts, high inflation and in particular governments’ and central banks’ efforts to taper economic growth, COVID-related uncertainties, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility and may temper customer spending for oil and gas projects.

We maximize production of remaining oil and gas reserves for our customers primarily in our Well Intervention segment. Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, rig utilization rates, the day rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our assets and services.

Over the near-term, with the current high commodity price environment we expect oil and gas companies to invest in new long-cycle exploration projects in addition to maintaining and/or increasing production from their remaining reserves. As historically production enhancement through well intervention is less expensive per incremental barrel of oil than exploration, we continue to expect oil and gas companies to increasingly focus on optimizing production of their existing subsea wells. We expect the fundamentals for our business will remain favorable over the longer term as the need to prolong well life in oil and gas production is the primary driver of demand for our production enhancement services. This expectation is based on multiple factors, including (1) maintaining the optimal production of a well through enhancement is fundamental to maximizing the overall economics of well production; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) extending the production of offshore wells not only maximizes a well’s production economics but also enables the financial benefit of delaying P&A costs, which can be substantial.

We support the energy transition to renewables through our services in offshore wind farm developments, primarily including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the production and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water, and government subsidies for renewable energy projects. We expect growth in our renewables services as the energy market transitions to continued renewable energy developments.

Once end-of-life oil and gas wells have depleted their production, we decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. As the subsea tree base expands and ages and customers shift resources to renewable energy, the demand for P&A services should persist. Our operations service the life cycle of an oil and gas field and provide P&A services at the end of the life of a field as required by governmental regulations, and we believe that we have a competitive advantage in performing these services efficiently.

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates have risen significantly since 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic. Although we may be able to mitigate our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost management efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future. The recent high inflation rates seen in various major economies have caused concerns for central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which, combined with ongoing regional conflicts and unrest and continued COVID-related disruptions throughout the globe, could provide a strained macroeconomic outlook and in turn affect energy markets.

The COVID-19 pandemic resulted in new market dynamics and challenges to us, including contributing significantly to oil and gas price volatility and increased costs related to our supply chain, logistics and human capital resources. While the COVID-19 pandemic has significantly receded since its peak, the full impact of the COVID-19 pandemic, including the duration of its impact on economic activity, remains unknown, we expect such impact could escalate in the future, including affecting our customers’ willingness to commit to future spending, limiting access to and use of capital, disrupting supply chains and increasing costs, and negatively affecting human capital resources.

Business Activity Summary

As the oil and gas market has improved due to the post-COVID-19 recovery and the impact of sovereign energy security and independence, and as the energy market continues its migration of energy transition towards renewables, we executed a number of transactions during 2022 that demonstrate our commitment to our strategy and outlook for the markets we serve.

In February 2022, we entered into a two-year P&A contract with Trident for the Siem Helix 1, which commenced in December 2022. In September 2022, our contract with Petrobras for the Siem Helix 2 was extended for two years until December 2024. In October 2022, we entered into an intervention and decommissioning contract with Shell Brasil Petroleo LTDA for the Q7000, which is scheduled to commence in 2024. In November 2022, we extended the agreement for the HP 1 for one year until at least June 1, 2024.

In January 2022, we executed a time charter agreement for the Horizon Enabler in the North Sea with minimum firm periods in 2022 and 2023. In February 2022, we executed a time charter agreement for the Shelia Bordelon in the Gulf of Mexico until June 2024. In February 2022, the charter agreements for the Siem Helix 1 and the Siem Helix 2 were extended to February 2025 and February 2027, respectively. In August 2022, the time charter agreements for the Grand Canyon II and Grand Canyon III vessels were extended to December 2027 and May 2028, respectively.

In July 2022, we completed the acquisition of Alliance, expanding our services to the shallow waters predominantly in the Gulf of Mexico shelf.

In August 2022, we acquired from MP GOM a 62.5% interest in the Thunder Hawk Field, which is comprised of mature wells located in the Gulf of Mexico.

In December 2022, we acquired a 50% interest in two deepwater IRSs that can be used on our vessels, serve as backups, or be deployed on a stand-alone basis to our customers around the world.

We have continued to expand our services and offerings into the offshore renewable energy sector. During 2022, we performed site clearance and/or ROV support work on multiple renewable energy projects in the Asia Pacific and North Sea regions and offshore U.S. East Coast. In November 2022, we acquired two jet trenchers and one plough trencher, which will enable us to expand our renewables trenching services into new markets.

Backlog

We define backlog as firm commitments represented by signed contracts. As of December 31, 2022, our consolidated backlog totaled $847 million, of which $533 million is expected to be performed in 2023. As of December 31, 2022, our contracts with Shell in the Gulf of Mexico, U.K. and Brazil, our contracts with Trident and Petrobras in Brazil and our agreement for the HP I in the Gulf of Mexico represented approximately 69% of our total backlog. As of December 31, 2021, our consolidated backlog totaled $348 million. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We measure our operating performance based on EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt. EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt are non-GAAP financial measures that are commonly used but are not recognized accounting terms under GAAP. We use EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measures of EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt provide useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measures of EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt differently from the way we do, which may limit their usefulness as comparative measures. EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and non-cash gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets, acquisition and integration costs, the change in fair value of contingent consideration and the general provision (release) for current expected credit losses, if any. In addition, we include realized losses from foreign currency exchange contracts not designated as hedging instruments, which are excluded from EBITDA as a component of net other income or expense. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents and restricted cash. In the following reconciliation, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(87,784)	$(61,684)	$20,084
Adjustments:
Income tax provision (benefit)	12,603	(8,958)	(18,701)
Net interest expense	18,950	23,201	28,531
(Gain) loss on extinguishment of long-term debt	—	136	(9,239)
Other (income) expense, net	23,330	1,490	(4,724)
Depreciation and amortization	142,686	141,514	133,709
Goodwill impairment	—	—	6,689
Gain on equity investment	(8,262)	—	(264)
EBITDA	101,523	95,699	156,085
Adjustments:
(Gain) loss on disposition of assets, net	—	631	(889)
Acquisition and integration costs	2,664	—	—
Change in fair value of contingent consideration	16,054	—	—
General provision (release) for current expected credit losses	781	(54)	746
Realized losses from foreign exchange contracts not designated as hedging instruments	—	—	(682)
Adjusted EBITDA	$121,022	$96,276	$155,260

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities	$51,108	$140,117	$98,800
Less: Capital expenditures, net of proceeds from sale of assets	(33,504)	(8,271)	(19,281)
Free Cash Flow	$17,604	$131,846	$79,519

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	December 31,
	2022	2021
Long-term debt including current maturities	$264,075	$305,010
Less: Cash and cash equivalents and restricted cash	(189,111)	(327,127)
Net Debt	$74,964	$(22,117)

Comparison of Years Ended December 31, 2022 and 2021

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

	Year Ended December 31,		Increase/(Decrease)
	2022	2021	Amount	Percent
Net revenues —
Well Intervention	$524,241	$516,564	$7,677	1%
Robotics	191,921	137,295	54,626	40%
Shallow Water Abandonment	124,810	—	124,810	100%
Production Facilities	82,315	69,348	12,967	19%
Intercompany eliminations	(50,187)	(48,479)	(1,708)
	$873,100	$674,728	$198,372	29%

	Year Ended		Increase/
	December 31,		(Decrease)
	2022	2021	Amount	Percent
Gross profit (loss) —
Well Intervention	$(40,107)	$(21,262)	$(18,845)	89%
Robotics	37,507	13,441	24,066	179%
Shallow Water Abandonment	23,919	—	23,919	100%
Production Facilities	30,666	25,024	5,642	23%
Corporate, eliminations and other	(1,369)	(1,810)	441
	$50,616	$15,393	$35,223	229%

Gross margin —
Well Intervention	(8)%	(4)%
Robotics	20%	10%
Shallow Water Abandonment	19%	—%
Production Facilities	37%	36%
Total company	6%	2%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 80%	7 / 67%
Robotics assets (3)	48 / 53%	47 / 36%
Chartered Robotics vessels	5 / 95%	3 / 97%
Shallow Water Abandonment vessels (4)	21 / 73%	— / —%
Shallow Water Abandonment systems (5)	21 / 62%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels in 2022 and 2021 included 420 and 477 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2022	2021	(Decrease)
Well Intervention	$16,545	$21,521	$(4,976)
Robotics	33,642	26,958	6,684
	$50,187	$48,479	$1,708

Net Revenues. Our consolidated net revenues increased by 29% in 2022 as compared to 2021, reflecting the addition of Shallow Water Abandonment segment in the third quarter 2022 and higher revenues from all of our segments.

Our Well Intervention revenues increased by 1% in 2022 as compared to 2021, primarily reflecting higher vessel utilization and rates in the Gulf of Mexico and the North Sea as well as higher utilization on the Siem Helix 1 during 2022, offset in part by lower utilization on the Q7000 due to its scheduled maintenance during 2022, lower rates on the Siem Helix 1 and the Siem Helix 2 as they transitioned from their legacy contracts with Petrobras, and a weaker British pound during 2022 as compared to 2021. Overall Well Intervention vessel utilization increased to 80% in 2022 as compared to 67% in 2021.

Our Robotics revenues increased by 40% in 2022 as compared to 2021, primarily reflecting higher vessel, trenching and ROV activities. Chartered vessel days increased to 1,401 days, which included 420 spot vessel days, in 2022 as compared to 1,178 days, which included 477 spot vessel days, in 2021. Trenching days increased to 483 days during 2022 as compared to 336 days during 2021. Overall ROV and trencher utilization increased to 53% during 2022 from 36% during 2021.

Our Shallow Water Abandonment revenues in 2022 reflected revenues generated by Helix Alliance since the acquisition on July 1, 2022 (Note 3). The Epic Hedron heavy lift barge was 21% utilized, utilization of other Helix Alliance vessels was 76%, and utilization across marketable P&A and coiled tubing systems was 2,324 days, or 62%.

Our Production Facilities revenues increased by 19% in 2022 as compared to 2021, primarily reflecting higher oil and gas prices and improved rates related to the HFRS, offset in part by lower oil and gas production volumes in 2022. Revenues also benefitted from retroactive rate adjustment on our production contract with the HP I.

Gross Profit (Loss). Our consolidated 2022 gross profit increased by $35.2 million as compared to 2021, primarily reflecting increased profitability in our Robotics and Production Facilities segments and the addition of Shallow Water Abandonment segment in the third quarter 2022, offset in part by decreased profitability in our Well Intervention segment.

Our Well Intervention segment had a gross loss of $40.1 million in 2022 as compared to a gross loss of $21.3 million in 2021, primarily reflecting our mix of contracting year over year, with our lower rates in Brazil generating higher losses, offset in part by increased Gulf of Mexico and North Sea revenues generating lower incremental margins driven by an increase in integrated projects and reimbursable revenues during 2022.

Our Robotics gross profit increased by $24.1 million in 2022 as compared to 2021, primarily reflecting higher revenues due to increased trenching and ROV activities and a higher number of vessel days.

Our Shallow Water Abandonment gross profit in 2022 reflected results from Helix Alliance since the acquisition on July 1, 2022.

Our Production Facilities gross profit increased by $5.6 million in 2022 as compared to 2021, primarily reflecting increases in revenues, offset in part by higher costs during 2022.

Acquisition and Integration Costs. Our acquisition and integration costs of $2.7 million reflected Alliance acquisition related costs incurred during 2022 (Note 3).

Change in Fair Value of Contingent Consideration. The $16.1 million change in fair value of contingent consideration reflected an increase in the estimated earn-out payable in 2024 to the seller in the Alliance transaction as Helix Alliance’s 2022 results following the acquisition date and its expected 2023 results have both improved as compared to forecasts and information available at the time of acquisition (Notes 3 and 19).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $76.8 million in 2022 as compared to $63.4 million in 2021, primarily reflecting higher employee incentive and share-based compensation costs as well as increased general and administrative expenses related to Helix Alliance.

Equity in Earnings of Investment. Equity in earnings of investment of $8.3 million primarily reflected the cash distribution as a result of the sale of the “Independence Hub” platform in 2022 (Note 2).

Net Interest Expense. Our net interest expense totaled $19.0 million in 2022 as compared to $23.2 million in 2021, primarily reflecting lower funded debt, which decreased by $42.9 million during 2022, and lower fees associated with our credit facility as compared to 2021 (Note 7).

Other Income (Expense), Net. Net other expense was $23.3 million in 2022 as compared to $1.5 million in 2021, primarily reflecting higher foreign currency losses due to weakening of the British pound in 2022.

Income Tax Provision (Benefit). Income tax provision was $12.6 million for 2022 as compared to income tax benefit of $9.0 million for 2021. The effective tax rates for 2022 and 2021 were (16.8)% and 12.7%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses in certain jurisdictions for which no financial statement benefits have been recognized (Note 8).

Comparison of Years Ended December 31, 2021 and 2020

Various financial and operational highlights for the years ended December 31, 2021 and 2020 were previously presented in our 2021 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2022	2021
Net working capital	$162,634	$251,255
Long-term debt	225,875	262,137
Liquidity	284,729	304,660

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes current maturities of long-term debt. Net working capital measures short-term liquidity and is important for predicting cash flow and debt servicing capacity.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $38.2 million and $42.9 million, respectively, at December 31, 2022 and 2021. See Note 7 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at December 31, 2022 included $186.6 million of cash and cash equivalents and $98.1 million of available borrowing capacity under the ABL Facility (Note 7) and excluded $2.5 million of restricted cash. Our liquidity at December 31, 2021 included $253.5 million of cash and cash equivalents and $51.1 million of available borrowing capacity under the ABL Facility and excluded $73.6 million of short-term project related restricted cash. The reduction in cash and cash equivalents was primarily attributable to our acquisition of Alliance on July 1, 2022 (Note 3). The increase in available borrowing capacity under the ABL Facility resulted from debt repayments during 2022. As of December 31, 2022, we had approximately $28.9 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date restricted our ability to convert our Nigerian Naira into U.S. dollars.

During 2022, we saw an improvement in the markets we serve as evidenced by increases in our revenues and gross profit. We expect continued improvements in our operating performance, increases in our cash position and high availability on the ABL Facility. We believe that our cash on hand, internally generated cash flows and availability under the ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The repurchase program has no set expiration date. Repurchases under the program would be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this program at the time of this filing.

Cash Flows

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash provided by (used in):
Operating activities	$51,108	$140,117	$98,800
Investing activities	(138,289)	(8,271)	(19,281)
Financing activities	(44,844)	(95,997)	(52,578)

Operating Activities

The decrease in our operating cash flows for 2022 as compared to 2021 primarily reflects higher regulatory recertification costs for our vessels and systems and negative changes in net working capital. Regulatory recertification spend on our vessels and systems amounted to $35.1 million and $9.6 million, respectively, during the comparable year over year periods. Operating cash flows for 2022 and 2021 included the receipt of $1.1 million and $18.9 million, respectively, in income tax refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Investing Activities

Cash flows used in investing activities for 2022 as compared to 2021 primarily reflect $112.6 million in net cash paid to acquire Alliance (Note 3), offset in part by $7.8 million in net cash distribution from Independence Hub in May 2022 (Note 2) and the deferral or reduction of our planned capital expenditures as our response to the adverse impact to our operations as a result of the COVID-19 pandemic.

Financing Activities

Net cash outflows from financing activities in 2022 primarily reflect the repayment of $7.9 million related to the MARAD Debt and $35 million related to the 2022 Notes (Note 7). Net cash outflows from financing activities of $96.0 million in 2021 primarily reflect the repayment of $90.9 million related to our indebtedness, including the final maturity of $53.6 million of the Nordea Q5000 Loan in January 2021 and $28.0 million in full repayment of the Term Loan in September 2021.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations, including the payment of the Alliance earn-out consideration to the seller in the Alliance transaction.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of December 31, 2022 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of December 31, 2022. Our 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 7).

	Total	Short-Term	Long-Term
MARAD debt	$40,913	$8,333	$32,580
2023 Notes	30,000	30,000	—
2026 Notes	200,000	—	200,000
Interest related to debt	49,439	16,668	32,771
Property and equipment	14,350	14,350	—
Operating leases (1)	406,378	114,378	292,000
Earn-out consideration (2)	42,754	—	42,754
Total cash obligations	$783,834	$183,729	$600,105
(1)	Operating leases include vessel charters and facility and equipment leases. At December 31, 2022, our commitment related to long-term vessel charters totaled approximately $378.8 million, of which $157.3 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2022.
(2)	As part of the Alliance acquisition, we are required to make the earn-out payment to the seller in the Alliance transaction in 2024 in the event the Helix Alliance business achieves certain financial metrics in 2022 and 2023 (Note 3). Amount reflects the estimated fair value of the earn-out as of December 31, 2022 although the final earn-out payable is not capped.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 15). Those obligations, which are presented on a discounted basis on the consolidated balance sheets, approximate $78.6 million (undiscounted) as of December 31, 2022, none of which is expected to be paid during the next 12 months. We are entitled to receive certain amounts from Marathon Oil as certain decommissioning obligations are fulfilled.

Regulatory certification and dry dock. Our Well Intervention vessels and systems are subject to certain regulatory recertification requirements that must be satisfied in order for the vessels and systems to operate. Recertification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary, they generally range between $3.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per system.

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

Business Acquisition

We account for business acquisitions under the acquisition method of accounting. We determine the purchase price to be the cash and other assets transferred to the seller and the value of any liabilities, such as contingent consideration or other seller financing incurred. The estimate of any contingent consideration and its fair value on the acquisition date and subsequent reporting periods is a significant estimate.

We allocate the purchase price of businesses we acquire to identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed. These estimates and assumptions may include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets, the amount of future depreciation or amortization and any possible impairment charges.

We use available and relevant information to estimate fair values (including quoted market prices when available) and the nominal value of acquired assets and assumed liabilities as well as deploy various valuation techniques such as discounted cash flows. We may engage third party specialists to assist in the fair value determination of acquired assets and liabilities, including identifiable long-lived assets and identifiable intangible assets, as well as any contingent earn-out consideration to be paid to the seller if certain future conditions are met. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, the estimated fair value of contingent earn-out considerations, as well as the remaining useful lives of these assets, could materially impact our financial condition or results of operations. See Note 3 to our consolidated financial statements for further discussion on our acquisition of Alliance during 2022.

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

New Accounting Standards

For discussion on the potential impact of new accounting standards issued but not yet adopted, see Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a multi-national organization, we are subject to market risks associated with foreign currency exchange rates, interest rates and commodity prices.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2022, approximately 40% of our net assets were impacted by changes in foreign currencies (primarily the British pound) in relation to the U.S. dollar. For the years ended December 31, 2022, 2021 and 2020, we recorded foreign currency translation gains (losses) of $(49.2) million, $(4.5) million and $12.8 million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as the related undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2022, 2021 and 2020, we recorded foreign currency transaction gains (losses) of $(23.4) million, $(1.5) million and $4.6 million, respectively, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

Interest Rate Risk. In order to maintain a cost-effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Changes in fair value should not have a significant impact on fixed rate debt as there is typically no repayment obligation prior to maturity. We currently have no exposure to interest rate risks as we have no outstanding debt subject to floating rates. However, we may be at risk upon refinancing maturing debt.

Commodity Price Risk. We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production in our Production Facilities business. Prices are volatile and unpredictable and are dependent on many factors beyond our control. See Item 1A. Risk Factors for a list of factors affecting oil and gas prices.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of property and equipment impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2022 was $1,642 million.

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

Fair value measurement of contingent consideration and property and equipment acquired in the Alliance acquisition

As discussed in Note 3 to the consolidated financial statements, on July 1, 2022, the Company acquired the Alliance group of companies (Alliance) in a business combination for total purchase consideration of $145.7 million, including contingent consideration related to the post-closing earn-out consideration. In connection with the transaction, the purchase price consideration was allocated to the assets acquired and liabilities assumed of Alliance based upon their fair values as of the acquisition date, primarily comprised of property and equipment which the Company estimated the fair value to be approximately $117.3 million. The acquisition date fair value of the contingent consideration was approximately $26.7 million and year end fair value was approximately $42.8 million.

We identified the evaluation of the fair value measurement of the contingent consideration and the property and equipment acquired in the Alliance acquisition, including the subsequent fair value measurement of the contingent consideration, as a critical audit matter. Specifically, there was complex auditor judgment involved in evaluating (1) the weighted average cost of capital and the expected gross profit assumptions used to estimate the fair value of the contingent consideration which was sensitive to changes in those assumptions and (2) the estimated replacement cost and economic obsolescence assumptions used to determine the fair value of the property and equipment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date and year-end valuation process, including controls related to the determination of the assumptions listed above. We evaluated the reasonableness of the Company’s forecasted gross profit as of the acquisition date and year-end for the period of the contingent consideration by comparing the forecast to (1) Alliance’s historical gross profit trends, (2) Alliance’s actual performance subsequent to the acquisition, and (3) external economic and market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

●	the weighted average cost of capital assumption by independently developing a range of rates using publicly available market interest rate data
●	the Company’s assumptions over the estimated replacement cost including economic obsolescence applied by comparing selected trends and data with leading industry sources.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Houston, Texas

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Alliance group of companies during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the Alliance group of companies’ internal control over financial reporting associated with approximately 8.7% of total assets and 14.3% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Alliance group of companies.

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

February 23, 2023

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$186,604	$253,515
Restricted cash	2,507	73,612
Accounts receivable, net of allowance for credit losses of $2,277 and $1,477, respectively	212,779	144,137
Other current assets	58,699	58,274
Total current assets	460,589	529,538
Property and equipment	3,016,312	2,938,154
Less accumulated depreciation	(1,374,697)	(1,280,509)
Property and equipment, net	1,641,615	1,657,645
Operating lease right-of-use assets	197,849	104,190
Deferred recertification and dry dock costs, net	38,778	16,291
Other assets, net	50,507	18,364
Total assets	$2,389,338	$2,326,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,267	$87,959
Accrued liabilities	73,574	91,712
Current maturities of long-term debt	38,200	42,873
Current operating lease liabilities	50,914	55,739
Total current liabilities	297,955	278,283
Long-term debt	225,875	262,137
Operating lease liabilities	154,686	50,198
Deferred tax liabilities	98,883	86,966
Other non-current liabilities	95,230	975
Total liabilities	872,629	678,559
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,935 and 151,124 shares issued, respectively	1,298,740	1,292,479
Retained earnings	323,288	411,072
Accumulated other comprehensive loss	(105,319)	(56,082)
Total shareholders’ equity	1,516,709	1,647,469
Total liabilities and shareholders’ equity	$2,389,338	$2,326,028

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$873,100	$674,728	$733,555
Cost of sales	822,484	659,335	653,646
Gross profit	50,616	15,393	79,909
Gain (loss) on disposition of assets, net	—	(631)	889
Goodwill impairment	—	—	(6,689)
Acquisition and integration costs	(2,664)	—	—
Change in fair value of contingent consideration	(16,054)	—	—
Selling, general and administrative expenses	(76,753)	(63,449)	(61,084)
Income (loss) from operations	(44,855)	(48,687)	13,025
Equity in earnings (losses) of investment	8,262	(1)	216
Net interest expense	(18,950)	(23,201)	(28,531)
Gain (loss) on extinguishment of long-term debt	—	(136)	9,239
Other income (expense), net	(23,330)	(1,490)	4,724
Royalty income and other	3,692	2,873	2,710
Income (loss) before income taxes	(75,181)	(70,642)	1,383
Income tax provision (benefit)	12,603	(8,958)	(18,701)
Net income (loss)	(87,784)	(61,684)	20,084
Net loss attributable to redeemable noncontrolling interests	—	(146)	(2,090)
Net income (loss) attributable to common shareholders	$(87,784)	$(61,538)	$22,174

Earnings (loss) per share of common stock:
Basic	$(0.58)	$(0.41)	$0.13
Diluted	$(0.58)	$(0.41)	$0.13

Weighted average common shares outstanding:
Basic	151,276	150,056	148,993
Diluted	151,276	150,056	149,897

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(87,784)	$(61,684)	$20,084
Other comprehensive income (loss), net of tax:
Net unrealized loss on hedges arising during the period	—	—	(95)
Reclassifications into earnings	—	—	452
Income taxes on hedges	—	—	(72)
Net change in hedges, net of tax	—	—	285
Foreign currency translation gain (loss)	(49,237)	(4,462)	12,835
Other comprehensive income (loss), net of tax	(49,237)	(4,462)	13,120
Comprehensive income (loss)	(137,021)	(66,146)	33,204
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	—	(146)	(2,090)
Foreign currency translation gain	—	50	90
Comprehensive loss attributable to redeemable noncontrolling interests	—	(96)	(2,000)
Comprehensive income (loss) attributable to common shareholders	$(137,021)	$(66,050)	$35,204

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2019	148,888	$1,318,961	$445,370	$(64,740)	$1,699,591	$3,455
Net income (loss)	—	—	22,174	—	22,174	(2,090)
Credit losses recognized in retained earnings upon adoption of ASU No. 2016-13	—	—	(620)	—	(620)	—
Foreign currency translation adjustments	—	—	—	12,835	12,835	90
Unrealized gain on hedges, net of tax	—	—	—	285	285	—
Accretion of redeemable noncontrolling interests	—	—	(2,400)	—	(2,400)	2,400
Equity component of convertible senior notes	—	33,336	—	—	33,336	—
Re-acquisition of equity component of convertible senior notes	—	(18,006)	—	—	(18,006)	—
Capped call transactions	—	(10,625)	—	—	(10,625)	—
Activity in company stock plans, net and other	1,453	(4,345)	—	—	(4,345)	—
Share-based compensation	—	8,271	—	—	8,271	—
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(61,538)	—	(61,538)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	(4,462)	(4,462)	50
Accretion of redeemable noncontrolling interests	—	—	1,404	—	1,404	(1,404)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,355)
Activity in company stock plans, net and other	783	(1,128)	—	—	(1,128)	—
Share-based compensation	—	7,471	—	—	7,471	—
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—
Net loss	—	—	(87,784)	—	(87,784)	—
Foreign currency translation adjustments	—	—	—	(49,237)	(49,237)	—
Activity in company stock plans, net and other	811	(991)	—	—	(991)	—
Share-based compensation	—	7,252	—	—	7,252	—
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709	$—

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(87,784)	$(61,684)	$20,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,686	141,514	133,709
Goodwill impairment	—	—	6,689
Amortization of debt discounts	—	—	6,964
Amortization of debt issuance costs	2,334	3,179	3,177
Share-based compensation	7,451	7,689	8,568
Deferred income taxes	4,386	(15,202)	(3,883)
Equity in (earnings) losses of investment	(8,262)	1	(216)
(Gain) loss on disposition of assets, net	—	631	(889)
(Gain) loss on extinguishment of long-term debt	—	136	(9,239)
Unrealized gain on derivative contracts, net	—	—	(601)
Unrealized foreign currency (gain) loss	21,596	2,252	(2,665)
Change in fair value of contingent consideration	16,054	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,865)	(14,154)	(8,419)
Other current assets	7,593	22,973	(28,664)
Income tax payable, net of income tax receivable	(49)	18,610	(22,124)
Accounts payable and accrued liabilities	9,807	46,645	10,830
Deferred recertification and dry dock costs, net	(35,072)	(9,620)	(19,348)
Other, net	233	(2,853)	4,827
Net cash provided by operating activities	51,108	140,117	98,800

Cash flows from investing activities:
Alliance acquisition, net of cash acquired	(112,625)	—	—
Capital expenditures	(33,504)	(8,322)	(20,244)
Distribution from equity investment, net	7,840	—	—
Proceeds from sale of assets	—	51	963
Net cash used in investing activities	(138,289)	(8,271)	(19,281)

Cash flows from financing activities:
Proceeds from convertible senior notes	—	—	200,000
Repayment of convertible senior notes	(35,000)	—	(183,150)
Repayment of Term Loan	—	(29,826)	(3,500)
Repayment of Nordea Q5000 Loan	—	(53,572)	(35,714)
Repayment of MARAD Debt	(7,937)	(7,560)	(7,200)
Capped call transactions	—	—	(10,625)
Debt issuance costs	(580)	(1,337)	(7,747)
Acquisition of redeemable noncontrolling interests	—	(2,355)	—
Payments related to tax withholding for share-based compensation	(1,902)	(2,001)	(5,264)
Proceeds from issuance of ESPP shares	575	654	622
Net cash used in financing activities	(44,844)	(95,997)	(52,578)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,991)	(42)	1,818
Net increase (decrease) in cash and cash equivalents and restricted cash	(138,016)	35,807	28,759
Cash and cash equivalents and restricted cash:
Balance, beginning of year	327,127	291,320	262,561
Balance, end of year	$189,111	$327,127	$291,320

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Unless the context indicates otherwise, the terms “we,” “us” and “our” in this Annual Report refer collectively to Helix Energy Solutions Group, Inc. and its subsidiaries (“Helix” or the “Company”). We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered toward and well positioned to facilitate global energy transition by maximizing production of remaining oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. We have expanded our service capabilities to the Gulf of Mexico shelf with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022. Our North Sea operations and our Gulf of Mexico shelf operations related to our Alliance acquisition are subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months.

Our Operations

Our services are segregated into four reportable business segments: Well Intervention, Robotics, Production Facilities and our new reporting segment, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business (Note 14).

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

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of affordable and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of Mexico shelf, including offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat and plug and abandonment (“P&A”) and coiled tubing systems.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), the Helix Fast Response System (the “HFRS”), and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

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

Restricted Cash

We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. Our restricted cash as of December 31, 2022 consisted of $2.5 million pledged toward our asset-based credit agreement (the “ABL Facility”). Our restricted cash as of December 31, 2021 consisted of $71.1 million pledged as collateral for a letter of credit for a temporary importation permit for work offshore Nigeria and $2.5 million pledged toward the ABL Facility. These cash pledges increase the availability under the ABL Facility.

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

Business Combinations

Business combinations are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price consideration is allocated to the assets acquired and liabilities assumed based upon estimates of their fair values as of the acquisition date. Fair values of the assets acquired and liabilities assumed are measured in accordance with ASC Topic 820, Fair Value Measurement, using income approach, cost approach and other applicable valuation techniques. The fair value of property, plant and equipment acquired from the acquisition was estimated primarily by applying the cost approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence and economic useful life. The fair value of intangible assets acquired from the acquisition was estimated primarily by applying the income approach. The key assumptions of the income approach include revenue projections, royalty rates and economic useful life. For certain other assets and liabilities, those fair values are consistent with historical carrying values.

The purchase price allocation is subject to revision to reflect new information obtained about facts and circumstances that existed at the acquisition date. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, must be finalized as soon as practicable, but no later than one year from the closing of the acquisition.

Contingent consideration payable in cash, which is included in “Other non-current liabilities” in the accompanying consolidated balance sheet (Note 4), is initially measured at fair value and included as part of the purchase price and subsequently measured at fair value at the end of each reporting period with changes in value reported in earnings until the liability is settled.

Acquisition and integration costs consist of legal and professional fees as well as costs incurred to integrate the acquiree’s operations and systems and to align its financial processes and procedures with those of Helix. Those costs are expensed as incurred and are presented separately from “Selling, general and administrative expenses” in the consolidated statements of operations. Also presented separately are the changes in fair value of the contingent earn-out consideration (Note 19).

Property and Equipment

Property and equipment (including oil and gas properties) acquired separately from a business combination is recorded initially at cost and subsequently depreciated on a straight-line basis over its estimated useful life. The cost of improvements is capitalized whereas the cost of repairs and maintenance is expensed as incurred.

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

Capitalized Interest

Interest from external borrowings is capitalized on major projects under development until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset. Capitalized interest is excluded from our interest expense (Note 7) and is included as an investing cash outflow in the consolidated statements of cash flows.

Equity Investment

We have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”), which is included in our Production Facilities segment. We account for our ownership interest in Independence Hub using the equity method of accounting. In May 2022, we received a net cash distribution of $7.8 million from the sale of the “Independence Hub” platform owned by Independence Hub.

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

We perform an impairment analysis of goodwill at least annually as of November 1 or more frequently whenever events or circumstances occur indicating that goodwill might be impaired. Our goodwill balance attributable to the acquisition of a controlling interest in Subsea Technologies Group Limited (“STL”) was fully impaired during 2020 (Note 3).

Deferred Recertification and Dry Dock Costs

Our vessels and systems are required by regulation to be periodically recertified. Recertification costs for a vessel are typically incurred while the vessel is in dry dock. We defer and amortize recertification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 24 to 60 months if the appropriate permitting is obtained. A recertification process, including vessel dry dock, typically lasts between one to three months, a period during which a vessel or system is idle and generally not available to earn revenue. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or system are capitalized and depreciated over the asset’s remaining economic useful life. Routine repairs and maintenance costs are expensed as incurred.

During the years ended December 31, 2022, 2021 and 2020, amortization expense related to deferred recertification and dry dock costs was $14.0 million, $14.6 million and $14.3 million, respectively.

Revenue Recognition

Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We may also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs and trenchers to provide subsea trenching and burial of pipelines and cables as well as seabed clearing for the oil and gas and the renewable energy markets and to provide offshore construction and IRM services to oil and gas companies. We also provide integrated robotic services by supplying vessels that deploy ROVs and trenchers. We generate revenue in our Production Facilities segment by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties. We generate revenue in our new Shallow Water Abandonment segment by providing decommissioning and intervention services with P&A and coiled tubing systems and personnel; by providing marine access to offshore facilities with liftboats, OSVs and the crew boat in order to perform decommissioning, intervention, diving and other work scopes; and by providing diving and platform decommissioning services with DSVs and personnel and with the heavy lift barge.

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

We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. At December 31, 2022, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit has been recognized or are required to pay amounts exceeding the liability, our effective tax rate in a given financial statement period may be affected.

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

For performance share unit (“PSU”) awards that have a service and a market condition and are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs that have a service and a performance condition and are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition.

Compensation cost for restricted stock unit (“RSU”) awards, which are accounted for as liability awards, is measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recorded initially at fair value and consist of estimated costs for subsea infrastructure decommissioning and P&A activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

Foreign Currency

Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. Results of operations for our non-U.S. dollar subsidiaries are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these non-U.S. dollar subsidiaries are translated into U.S. dollars using the exchange rate in effect at the end of the reporting period, and the resulting translation adjustments are included in other comprehensive income (loss) (“OCI”).

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in “Other income (expense), net” in the consolidated statements of operations. Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2022, 2021 and 2020, our foreign currency transaction gains (losses) totaled $(23.4) million, $(1.5) million and $4.6 million, respectively.

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

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2022 — Shell (15%); 2021 — Petrobras (23%) and Shell (17%); and 2020 — Petrobras (28%) and BP (17%). Most of the concentration of revenues are in our Well Intervention segment.

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

New Accounting Standards

New accounting standards adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was updated by subsequent amendments. This ASU replaces the current incurred loss model for measurement of credit losses on financial assets (including trade receivables) with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption of ASU No. 2016-13 on January 1, 2020, we recognized $0.6 million (net of deferred taxes of $0.2 million) related to the provision for current expected credit losses on our accounts receivable through a cumulative effect offset to retained earnings. The credit loss standard also resulted in the recognition of an additional $0.7 million in credit loss reserves on our accounts receivable for the year ended December 31, 2020. See Note 18 for additional information regarding allowance for credit losses on our accounts receivable.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes Due 2022 (the “2022 Notes”), Convertible Senior Notes Due 2023 (the “2023 Notes”) and Convertible Senior Notes Due 2026 (the “2026 Notes”) (Note 7), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We elected to early adopt ASU No. 2020-06 on a modified retrospective basis beginning January 1, 2021. The adoption of this ASU increased our long-term debt and decreased the reported value of our common stock by $44.1 million and $41.5 million, respectively, as we reclassified the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU also increased our retained earnings and decreased deferred tax liabilities by $6.7 million and $9.3 million, respectively. As a result of our adoption of ASU No. 2020-06, interest expense associated with our outstanding convertible senior notes decreased by $7.6 million in 2021 as there were no longer any debt discounts to amortize.

New accounting standards issued but not yet effective

We do not expect any other recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 3 — Business Combinations

Alliance Acquisition

On July 1, 2022, we completed our acquisition of all of the equity interests of Alliance. The Alliance acquisition extends our energy transition strategy by adding shallow water capabilities into what we expect to be a growing offshore decommissioning market.

The aggregate preliminary purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million with cash on hand and the estimated fair value of $26.7 million of contingent consideration related to the post-closing earn-out consideration. The earn-out is payable in 2024 to the seller in the Alliance transaction in either cash or shares of our common stock pursuant to the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) dated May 16, 2022. The earn-out is not capped and is calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement.

The following table summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed as of July 1, 2022 (in thousands):

	As Originally		As
	Reported	Adjustments (1)	Adjusted
Cash consideration	$118,961	$—	$118,961
Contingent consideration	26,700	—	26,700
Total fair value of consideration transferred	$145,661	—	$145,661

Assets acquired:
Cash and cash equivalents	$6,336	—	$6,336
Accounts receivable (2)	43,378	—	43,378
Other current assets	4,879	1,198	6,077
Property and equipment	118,619	(1,298)	117,321
Operating lease right-of-use assets	1,205	—	1,205
Intangible assets	1,400	100	1,500
Other assets	2,133	—	2,133
Total assets acquired	177,950	—	177,950
Liabilities assumed:
Accounts payable	20,480	—	20,480
Accrued liabilities	3,073	—	3,073
Operating lease liabilities	1,205	—	1,205
Deferred tax liabilities	7,531	—	7,531
Total liabilities assumed	32,289	—	32,289
Net assets acquired	$145,661	$—	$145,661
(1)	Adjustments to the preliminary purchase price allocation stem mainly from additional information obtained in between the closing of the Alliance acquisition on July 1, 2022 and December 31, 2022 about facts and circumstances that existed as of the acquisition date.
(2)	The gross contractual accounts receivable totaled $44.2 million. The fair value of accounts receivable reflects our best estimate at the acquisition date of contractual cash flows expected to be collected.

The pro forma summary below presents the results of operations as if the Alliance acquisition had occurred on January 1, 2021 and includes transaction accounting adjustments such as incremental depreciation and amortization expense from acquired tangible and intangible assets, elimination of interest expense on Alliance’s long-term debt that was paid off in conjunction with the acquisition, and tax-related effects. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Helix’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Helix’s future consolidated results of operations.

The following table summarizes the pro forma results of Helix and Alliance (in thousands):

	Year Ended December 31,
	2022	2021
Revenues	$952,837	$789,051
Net loss	(79,686)	(56,203)

STL Acquisition

In May 2019, we acquired a 70% controlling interest in STL, a subsea engineering firm based in Aberdeen, Scotland. The acquisition resulted in goodwill of $6.9 million. Oil prices as well as energy and energy services valuations experienced significant decline during the first quarter 2020 and as a result, we impaired all of our goodwill, which consisted entirely of goodwill attributable to STL. In June 2021, we acquired the remaining 30% interest in STL, which had been recognized as temporary equity. STL is included in our Well Intervention segment and its revenue and earnings are immaterial to our consolidated results.

The changes in the carrying amount of goodwill are as follows (in thousands):

Well Intervention
Balance at December 31, 2019	$7,157
Impairment loss	(6,689)
Foreign currency adjustments	(468)
Balance at December 31, 2020	$—

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaids	$26,609	$18,228
Income tax receivable	—	1,116
Contract assets (Note 11)	6,295	639
Deferred costs (Note 11)	13,969	2,967
Other receivable (1)	—	28,805
Other	11,826	6,519
Total other current assets	$58,699	$58,274
(1)	Represents agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019; classified as current as the P&A work was expected to be performed within 12 months from December 31, 2021.

Other assets, net consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 11)	6,432	381
Other receivable (2)	24,827	—
Intangible assets with finite lives, net	4,465	3,472
Other	2,239	1,967
Total other assets, net	$50,507	$18,364
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents agreed-upon amounts that we are entitled to receive from Marathon Oil; reclassified to non-current as we expect the remaining P&A work to be performed beyond 12 months from December 31, 2022.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related benefits	$41,339	$28,657
Accrued interest	6,306	6,746
Income tax payable	479	—
Deferred revenue (Note 11)	9,961	8,272
Asset retirement obligations (Note 15)	—	29,658
Other	15,489	18,379
Total accrued liabilities	$73,574	$91,712

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred revenue (Note 11)	$—	$476
Asset retirement obligations (Note 15)	51,956	—
Contingent consideration (Note 19)	42,754	—
Other	520	499
Total other non-current liabilities	$95,230	$975

Note 5 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2022	2021
Vessels	15 to 30 years	$2,371,084	$2,343,162
ROVs and trenchers	5 to 10 years	262,763	257,274
Machinery, equipment, buildings and other	5 to 39 years	382,465	337,718
Total property and equipment		$3,016,312	$2,938,154

Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. The majority of the increases in our operating leases during the year ended December 31, 2022 are related to the vessel charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II, the Grand Canyon III and the Shelia Bordelon (Note 16). We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2022, the minimum sublease income to be received in the future totaled $1.3 million.

The following table details the components of our lease cost (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$61,067	$60,636	$64,742
Variable lease cost	20,562	16,711	15,021
Short-term lease cost	29,487	20,590	37,524
Sublease income	(1,275)	(1,303)	(1,286)
Net lease cost	$109,841	$96,634	$116,001

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$58,063	$6,603	$64,666
One to two years	55,515	5,697	61,212
Two to three years	43,400	2,797	46,197
Three to four years	35,200	959	36,159
Four to five years	26,244	959	27,203
Over five years	3,041	2,783	5,824
Total lease payments	$221,463	$19,798	$241,261
Less: imputed interest	(32,986)	(2,675)	(35,661)
Total operating lease liabilities	$188,477	$17,123	$205,600

Current operating lease liabilities	$45,131	$5,783	$50,914
Non-current operating lease liabilities	143,346	11,340	154,686
Total operating lease liabilities	$188,477	$17,123	$205,600

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$55,573	$5,601	$61,174
One to two years	34,580	4,844	39,424
Two to three years	2,470	4,514	6,984
Three to four years	—	2,462	2,462
Four to five years	—	1,074	1,074
Over five years	—	4,193	4,193
Total lease payments	$92,623	$22,688	$115,311
Less: imputed interest	(5,633)	(3,741)	(9,374)
Total operating lease liabilities	$86,990	$18,947	$105,937

Current operating lease liabilities	$51,035	$4,704	$55,739
Non-current operating lease liabilities	35,955	14,243	50,198
Total operating lease liabilities	$86,990	$18,947	$105,937

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2022		2021		2020
Weighted average remaining lease term	4.0	years	2.4	years	3.1	years
Weighted average discount rate	7.84%		7.57%		7.53%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$58,129	$61,826	$66,026
Right-of-use assets obtained in exchange for new operating lease obligations	144,134	5,992	516

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
2022 Notes (matured May 2022)	$—	$35,000
2023 Notes (mature September 2023)	30,000	30,000
2026 Notes (mature February 2026)	200,000	200,000
MARAD Debt (matures February 2027)	40,913	48,850
Unamortized debt issuance costs	(6,838)	(8,840)
Total debt	264,075	305,010
Less current maturities	(38,200)	(42,873)
Long-term debt	$225,875	$262,137

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and on July 1, 2022 we entered into a first amendment to the credit agreement (collectively, the “Amended ABL Facility”). The Amended ABL Facility provides for a $100 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $50 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $65 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of December 31, 2022, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $98.1 million, net of $1.9 million of letters of credit issued under that facility.

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

2022 Notes

We fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity as of May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the years ended December 31, 2022 and 2021, total interest expense related to the 2022 Notes was $0.6 million and $1.7 million, respectively, primarily from coupon interest expense. As a result of our adoption of ASU No. 2020-06, there were no longer any debt discounts to amortize in 2022 and 2021 (Note 2). During 2020, we repurchased $90 million in aggregate principal amount of the 2022 Notes, and for the year ended December 31, 2020, total interest expense related to the 2022 Notes was $6.6 million, with coupon interest expense of $3.9 million and the amortization of debt discount and issuance costs of $2.7 million.

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

The effective interest rate for the 2023 Notes is 4.8%. For each of the years ended December 31, 2022 and 2021, total interest expense related to the 2023 Notes was $1.4 million primarily from coupon interest expense. As a result of our adoption of ASU No. 2020-06, there were no longer any debt discounts to amortize in 2022 and 2021 (Note 2). During 2020, we repurchased $95 million in aggregate principal amount of the 2023 Notes, and for the year ended December 31, 2020, total interest expense related to the 2023 Notes was $6.6 million, with coupon interest expense of $3.7 million and the amortization of debt discount and issuance costs of $2.9 million.

2026 Notes

The 2026 Notes bear interest at a coupon interest rate of 6.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021 until maturity. The 2026 Notes mature on February 15, 2026 unless earlier converted, redeemed or repurchased by us. The 2026 Notes are convertible by their holders at any time beginning November 17, 2025 at an initial conversion rate of 143.3795 shares of our common stock per $1,000 principal amount, which currently represents 28,675,900 potentially convertible shares at an initial conversion price of approximately $6.97 per share of common stock. Upon conversion, we have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof. In order to reduce the potential dilution of the 2026 Notes to shareholders’ equity, we entered into capped call transactions (the “2026 Capped Calls”) in August 2020 concurrent with the 2026 Notes offering (Note 9). The 2026 Capped Calls effectively increase the conversion price of the 2026 Notes to approximately $8.42 per share. However, the 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders’ rights under the 2026 Notes, and holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls.

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

The effective interest rate for the 2026 Notes is 7.6%. For the years ended December 31, 2022 and 2021, total interest expense related to the 2026 Notes was $14.8 million and $14.7 million, respectively, with coupon interest expense of $13.5 million each, and the amortization of debt issuance costs of $1.3 million and $1.2 million, respectively. As a result of our adoption of ASU No. 2020-06, there were no longer any debt discounts to amortize in 2022 and 2021 (Note 2). For the year ended December 31, 2020, total interest expense related to the 2026 Notes was $7.5 million, with coupon interest expense of $5.1 million and the amortization of debt discount and issuance costs of $2.4 million.

MARAD Debt

In 2005, Helix’s subsidiary CDI – Title XI issued its U.S. Government Guaranteed Ship Financing Bonds, Q4000 Series, to refinance the construction financing originally granted in 2002 of the Q4000 vessel (the “MARAD Debt”). The MARAD Debt is guaranteed by the U.S. government pursuant to Title XI of the Merchant Marine Act of 1936, administered by the Maritime Administration (“MARAD”). The obligation of CDI Title XI to reimburse MARAD in the event CDI Title XI fails to repay the MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. In addition, we have agreed to bareboat charter the Q4000 from CDI Title XI for so long as the MARAD Debt remains outstanding. The MARAD Debt is payable in equal semi-annual installments through February 2027 and bears interest at a rate of 4.93%. The agreements relating to the bonds and the terms and conditions of our obligations to MARAD in respect of the MARAD Debt are typical for U.S. government-guaranteed ship financing transactions, including customary restrictions on incurring additional liens on the Q4000 and trading restrictions with respect to the vessel as well as working capital requirements.

Other

In accordance with the Amended ABL Facility, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of December 31, 2022, we were in compliance with these covenants.

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

Scheduled maturities of our long-term debt outstanding as of December 31, 2022 are as follows (in thousands):

	2023	2026	MARAD
	Notes	Notes	Debt	Total
Less than one year	$30,000	$—	$8,333	$38,333
One to two years	—	—	8,749	8,749
Two to three years	—	—	9,186	9,186
Three to four years	—	200,000	9,644	209,644
Four to five years	—	—	5,001	5,001
Gross debt	30,000	200,000	40,913	270,913
Unamortized debt issuance costs (1)	(133)	(4,632)	(2,073)	(6,838)
Total debt	29,867	195,368	38,840	264,075
Less current maturities	(29,867)	—	(8,333)	(38,200)
Long-term debt	$—	$195,368	$30,507	$225,875
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$20,176	$23,489	$30,538
Capitalized interest	—	—	(1,182)
Interest income	(1,226)	(288)	(825)
Net interest expense	$18,950	$23,201	$28,531

Note 8 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our consolidated financial statements.

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax provision (benefit):
Domestic	$—	$(1,103)	$(18,927)
Foreign	8,217	7,347	4,109
Total current	$8,217	$6,244	$(14,818)
Deferred tax provision (benefit):
Domestic	$1,167	$(5,756)	$3,853
Foreign	3,219	(9,446)	(7,736)
Total deferred	$4,386	$(15,202)	$(3,883)
Total income tax provision (benefit)	$12,603	$(8,958)	$(18,701)

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(13,745)	$(53,989)	$(3,406)
Foreign	(61,436)	(16,653)	4,789
Income (loss) before income taxes	$(75,181)	$(70,642)	$1,383

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Taxes at U.S. statutory rate	$(15,788)	21.0%	$(14,835)	21.0%	$290	21.0%
Foreign tax provision (benefit)	18,011	(24.0)	10,326	(14.6)	(4,517)	(326.7)
CARES Act	—	—	—	—	(7,596)	(549.2)
Subsidiary restructuring	—	—	—	—	(8,333)	(602.5)
Change in valuation allowance	8,110	(10.8)	(5,675)	8.0	1,091	78.9
Non-deductible expenses	2,366	(3.1)	1,487	(2.1)	1,184	85.6
Other	(96)	0.1	(261)	0.4	(820)	(59.3)
Income tax provision (benefit)	$12,603	(16.8)%	$(8,958)	12.7%	$(18,701)	(1,352.2)%

During the year ended December 31, 2022, the $8.1 million increase in valuation allowance was predominantly driven by current year activity and the related change in unrealizable net deferred tax assets.

During the year ended December 31, 2021, we released a non-U.S. valuation allowance of $5.0 million for deferred tax assets as it is more likely than not that they will be fully utilized.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, extending the U.S. tax loss carryback period from three years to five years. As a result, we recognized a $7.6 million net tax benefit for the year ended December 31, 2020, consisting of an $18.9 million current tax benefit (refund received) and an $11.3 million deferred tax expense (reduction in U.S. net operating loss). Also during the year ended December 31, 2020, we migrated two of our foreign subsidiaries into our U.S. consolidated tax group. As a result, these subsidiaries are not subject to future U.S. branch profits tax and a net deferred tax benefit of $8.3 million was recognized.

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$147,302	$137,898
Prepaid and other	1,868	1,088
Total deferred tax liabilities	$149,170	$138,986
Deferred tax assets:
Net operating losses	$(53,136)	$(56,369)
Reserves, accrued liabilities and other	(19,308)	(9,698)
Total deferred tax assets	(72,444)	(66,067)
Valuation allowance	22,157	14,047
Net deferred tax liabilities	$98,883	$86,966

At December 31, 2022, our U.S. net operating losses available for carryforward totaled $163.1 million, of which $74.5 million will begin to expire between 2036 and 2037, with the remaining $88.6 million not subject to expiration. Management believes it is more likely than not that these tax losses will be utilized prior to their expiration. At December 31, 2022, we had $4.2 million in gross U.S. tax credits, which included $3.0 million of foreign tax credits subject to a full valuation allowance. At December 31, 2022, our non-U.S. net operating losses totaled $69.7 million, which do not expire under local tax law.

At December 31, 2022, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries of approximately $78.9 million, which management intends to indefinitely reinvest in our international operations. Due to the enactment of the U.S. Tax Cuts and Jobs Act, repatriations of foreign earnings will generally be free of U.S. federal tax but may be subject to changes in future tax legislation that may result in taxation. It is not practicable to calculate deferred income taxes associated with these undistributed earnings given the complexities in tax laws and the manner and timing of repatriation.

At December 31, 2022, we had unrecognized tax benefits of $0.1 million related to uncertain tax positions, which, if recognized, would have an insignificant effect on the annual effective tax rate. Due to the expiration of the statute of limitations as well as effective settlements in 2021 we released the full $0.6 million reserve related to uncertain tax positions recorded in 2020. We account for tax-related interest in interest expense and tax penalties in selling, general and administrative expenses. However, no interest has been recorded for these positions as the amount was immaterial.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. The tax periods from 2018 through 2022 are open to review and examination by the U.S. Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2014 through 2022.

Note 9 — Shareholders’ Equity

Our amended and restated Articles of Incorporation provide for authorized Common Stock of 240,000,000 shares with no stated par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, issuable in one or more series.

In connection with the 2026 Notes offering (Note 7), we entered into the 2026 Capped Calls with three separate option counterparties. The 2026 Capped Calls are for an aggregate of 28,675,900 shares of our common stock, which corresponds to the shares into which the 2026 Notes are initially convertible. The capped call shares are subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $6.97 per share, which corresponds to the initial conversion price of the 2026 Notes, and an initial cap price of approximately $8.42 per share. The strike and cap prices are subject to certain adjustments. The 2026 Capped Calls are intended to offset some or all of the potential dilution to Helix common shares caused by any conversion of the 2026 Notes up to the cap price. The 2026 Capped Calls can be settled in either net shares or cash at our option in components commencing December 15, 2025 and ending February 12, 2026, which could be extended under certain circumstances.

The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting Helix, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the 2026 Capped Calls, including changes in law, insolvency filings and hedging disruptions. The 2026 Capped Calls are recorded at their aggregate cost of $10.6 million as a reduction to common stock in the shareholders’ equity section of our consolidated balance sheets are not recognized as either asset or liability at fair value.

Note 10 — Share Repurchase Programs

Our Board of Directors (our “Board”) previously granted us the authority to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 13). As of December 31, 2022, 9,547,027 shares of our common stock were available for repurchase under the program. Concurrent with the authorization of a new share repurchase program as discussed below, our Board revoked the prior authorization relating to this repurchase program.

On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The repurchase program has no set expiration date. Repurchases under the program would be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this program at the time of this filing.

Note 11 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Year ended December 31, 2022
Short-term	$395,867	$97,533	$124,810	$—	$(635)	$617,575
Long-term	128,374	94,388	—	82,315	(49,552)	255,525
Total	$524,241	$191,921	$124,810	$82,315	$(50,187)	$873,100

Year ended December 31, 2021
Short-term	$308,734	$89,668	$—	$—	$(627)	$397,775
Long-term	207,830	47,627	—	69,348	(47,852)	276,953
Total	$516,564	$137,295	$—	$69,348	$(48,479)	$674,728

Year ended December 31, 2020
Short-term	$206,812	$117,439	$—	$—	$—	$324,251
Long-term	332,437	60,579	—	58,303	(42,015)	409,304
Total	$539,249	$178,018	$—	$58,303	$(42,015)	$733,555

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 4). Contract assets as of December 31, 2022 and 2021 were $6.3 million and $0.6 million, respectively. We had no credit losses on our contract assets for the years ended December 31, 2022, 2021 and 2020.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets (Note 4). Contract liabilities as of December 31, 2022 and 2021 totaled $10.0 million and $8.7 million, respectively. Revenue recognized for the years ended December 31, 2022, 2021 and 2020 included $7.4 million, $7.9 million and $11.6 million, respectively, that were included in the contract liability balance as the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of December 31, 2022, $846.7 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $532.6 million and $314.1 million in 2023 and 2024, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2022.

For the years ended December 31, 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were $1.0 million, which resulted from the retrospective application of certain contractual adjustments. For the years ended December 31, 2021 and 2020, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 4). Our deferred contract costs as of December 31, 2022 and 2021 totaled $20.4 million and $3.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded $29.7 million, $39.1 million and $35.8 million, respectively, related to amortization of deferred contract costs. There were no associated impairment losses for any period presented.

Note 12 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to common shareholders	$(87,784)		$(61,538)		$22,174
Less: Undistributed earnings allocated to participating securities	—		—		(140)
Less: Accretion of redeemable noncontrolling interests	—		(241)		(2,400)
Net income (loss) available to common shareholders, basic	$(87,784)	151,276	$(61,779)	150,056	$19,634	148,993

Diluted:
Net income (loss) available to common shareholders, basic	$(87,784)	151,276	$(61,779)	150,056	$19,634	148,993
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	—	—	904
Undistributed earnings reallocated to participating securities	—	—	—	—	1	—
Net income (loss) available to common shareholders, diluted	$(87,784)	151,276	$(61,779)	150,056	$19,635	149,897

We had net losses for the years ended December 31, 2022 and 2021. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Diluted shares (as reported)	151,276	150,056
Share-based awards	2,158	1,282
Total	153,434	151,338

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
2022 Notes	600	2,519	6,537
2023 Notes	3,168	3,168	9,391
2026 Notes	28,676	28,676	10,891

Note 13 — Employee Benefit Plans

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan. Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. Our discretionary contributions were suspended for 2021 and re-activated beginning January 2022. For the years ended December 31, 2022 and 2020, we made discretionary employer contributions of $1.5 million and $1.6 million, respectively, to the 401(k) plan.

Employee Stock Purchase Plan

As of December 31, 2022, 1.4 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee of our Board (the “Compensation Committee”) and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

Long-Term Incentive Plan

We currently have one active long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). The 2005 Incentive Plan is administered by the Compensation Committee. The Compensation Committee also determines the type of award to be made to each participant and, as set forth in the related award agreement, the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, restricted stock, RSUs, PSUs and cash awards. Awards that have been granted to employees under the 2005 Incentive Plan have a vesting period of three years (or 33% per year) with the exception of PSUs, which vest in amounts in accordance with their terms on the third anniversary date of the grant.

The 2005 Incentive Plan currently has 17.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2022, there were approximately 4.0 million shares available for issuance under the 2005 Incentive Plan and no incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2022 under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2022 (1)	RSU	1,065,705	$3.12	33% per year over three years
January 4, 2022 (1)	PSU	1,065,705	$4.25	100% on January 4, 2025
January 4, 2022 (2)	Restricted stock	15,775	$3.12	100% on January 1, 2024
April 1, 2022 (2)	Restricted stock	14,710	$4.78	100% on January 1, 2024
July 1, 2022 (2)	Restricted stock	14,867	$3.10	100% on January 1, 2024
September 22, 2022 (3)	Restricted stock	19,328	$4.38	100% on September 22, 2023
October 1, 2022 (2)	Restricted stock	12,796	$3.86	100% on January 1, 2024
December 7, 2022 (2)	Restricted stock	175,882	$5.97	100% on December 7, 2023
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash, of which 8,013 shares granted on January 4, 2022 and 5,230 shares granted on April 1, 2022 vested upon the approval of our Board’s Compensation Committee in connection with the departure of an independent director during the second quarter 2022.
(3)	Reflects restricted stock grants made to two new independent members of our Board in connection with their appointment to our Board.

In January 2023, we granted certain officers 506,436 RSUs and 489,498 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $7.38 per unit or $3.7 million. The grant date fair value of the PSUs was $9.26 per unit or $4.5 million. PSUs and RSUs issued in 2023 are payable in either cash or stock at the discretion of the Compensation Committee. Also in January 2023, we granted $5.9 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board and from time to time our executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2022		2021		2020
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Awards outstanding at beginning of year	853,726	$5.62	1,176,951	$6.61	1,173,045	$6.81
Granted	253,358	5.33	332,841	3.59	667,752	7.06
Vested (2)	(719,456)	4.94	(656,066)	6.35	(631,498)	7.52
Forfeited	—	—	—	—	(32,348)	5.41
Awards outstanding at end of year	387,628	$6.70	853,726	$5.62	1,176,951	$6.61
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)	Total fair value of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $2.9 million, $2.6 million and $5.4 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, $2.5 million, $3.3 million and $4.2 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost associated with unvested restricted stock at December 31, 2022 totaled approximately $1.2 million. The weighted average vesting period related to unvested restricted stock at December 31, 2022 was approximately 0.6 years.

PSU Awards

Our PSUs that were granted prior to 2021 are to be settled solely in shares of our common stock and are accounted for as equity awards. Those PSUs, which contain a service and a market condition, are based on the performance of our common stock against peer group companies. Our PSUs granted beginning 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as equity awards. Those PSUs consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which component contains a service and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which component contains a service and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

The following table summarizes information about our PSU awards:

	Year Ended December 31,
	2022		2021		2020
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
PSU awards outstanding at beginning of year	1,381,469	$8.34	1,297,126	$9.99	1,565,044	$10.17
Granted	1,065,705	4.25	452,381	5.33	369,938	13.15
Vested	(559,150)	7.60	(368,038)	10.44	(589,335)	12.64
Forfeited	—	—	—	—	(48,521)	7.60
PSU awards outstanding at end of year	1,888,024	$6.25	1,381,469	$8.34	1,297,126	$9.99
(1)	Represents the weighted average grant date fair value.

For the years ended December 31, 2022, 2021 and 2020, $4.8 million, $4.1 million and $4.0 million, respectively, were recognized as share-based compensation related to PSUs. Future compensation cost associated with unvested PSU awards at December 31, 2022 totaled approximately $5.2 million. The weighted average vesting period related to unvested PSUs at December 31, 2022 was approximately 1.4 year. In January 2023, 369,938 PSUs granted in 2020 vested at 77%, representing 285,778 shares of our common stock with a total market value of $3.6 million. In January 2022, 559,150 PSUs granted in 2019 vested at 157%, representing 876,469 shares of our common stock with a total market value of $3.2 million. In January 2021, 368,038 PSUs granted in 2018 vested at 200%, representing 736,075 shares of our common stock with a total market value of $3.1 million.

RSU Awards

Our RSUs granted beginning 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards.

The following table summarizes information about our RSU awards:

	Year Ended December 31,
	2022		2021
		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)
RSU awards outstanding at beginning of year	452,381	$4.20	—	$—
Granted	1,065,705	3.12	452,381	4.20
Vested	(150,792)	4.20	—	—
RSU awards outstanding at end of year	1,367,294	$3.36	452,381	$4.20
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.

Compensation cost recognized for the years ended December 31, 2022 and 2021 was $3.7 million and $0.5 million, respectively, which is reflected in the liability balance at December 31, 2022 and 2021 for the fair value of RSUs that vested in January 2023 and 2022, respectively. Future compensation cost based on the fair value of unvested RSUs at December 31, 2022 totaled approximately $6.4 million. The weighted average vesting period related to unvested RSUs at December 31, 2022 was approximately 1.8 years.

Cash Awards

In 2022, 2021 and 2020, we granted $5.5 million, $3.5 million and $4.7 million, respectively, of fixed value cash awards to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2022, 2021 and 2020, we recognized compensation costs of $4.3 million and $4.0 million and $4.4 million, respectively, which reflected the cash payouts made in January 2023, 2022 and 2021, respectively.

Note 14 — Business Segment Information

Through the second quarter 2022, we have three reportable business segments: Well Intervention, Robotics and Production Facilities. Beginning in the third quarter 2022 as a result of the Alliance acquisition (Note 3), we formed a new reportable business segment: Shallow Water Abandonment, which includes the assets, liabilities and operating results of Helix Alliance. All material intercompany transactions between the segments have been eliminated.

Our U.S., U.K. and Brazil well intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations primarily in the Gulf of Mexico, Brazil, the North Sea and West Africa, with expansion into Asia Pacific. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and IRM services to both the oil and gas and the renewable energy markets globally. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes ROVs, trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries in the Gulf of Mexico shelf, including offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment operates a diversified fleet of marine assets including liftboats, OSVs, DSVs, a heavy lift derrick barge, a crew boat and P&A and coiled tubing systems.

Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 15).

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenues —
Well Intervention	$524,241	$516,564	$539,249
Robotics	191,921	137,295	178,018
Shallow Water Abandonment	124,810	—	—
Production Facilities	82,315	69,348	58,303
Intercompany eliminations	(50,187)	(48,479)	(42,015)
Total	$873,100	$674,728	$733,555

Income (loss) from operations —
Well Intervention	$(53,056)	$(35,882)	$26,855
Robotics	29,981	5,762	13,755
Shallow Water Abandonment	22,184	—	—
Production Facilities	27,201	22,906	15,975
Segment operating income (loss)	26,310	(7,214)	56,585
Goodwill impairment (1)	—	—	(6,689)
Change in fair value of contingent consideration	(16,054)	—	—
Corporate, eliminations and other	(55,111)	(41,473)	(36,871)
Total	$(44,855)	$(48,687)	$13,025
Net interest expense	(18,950)	(23,201)	(28,531)
Other non-operating income (expense), net	(11,376)	1,246	16,889
Income (loss) before income taxes	$(75,181)	$(70,642)	$1,383

Capital expenditures —
Well Intervention	$17,617	$2,349	$19,523
Robotics	15,603	120	257
Shallow Water Abandonment	532	—	—
Production Facilities	(1,424)	6,770	—
Corporate, eliminations and other	1,176	(917)	464
Total	$33,504	$8,322	$20,244

Depreciation and amortization —
Well Intervention	$103,952	$107,551	$101,756
Robotics	12,209	15,158	15,952
Shallow Water Abandonment	8,172	—	—
Production Facilities	18,520	19,465	15,652
Corporate and eliminations	(167)	(660)	349
Total	$142,686	$141,514	$133,709
(1)	Relates to the impairment of the entire STL goodwill balance (Note 3).

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Well Intervention	$16,545	$21,521	$15,039
Robotics	33,642	26,958	26,976
Total	$50,187	$48,479	$42,015

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$447,205	$232,661	$304,563
U.K.	166,980	100,154	133,005
Brazil	81,940	154,326	208,565
West Africa	87,488	126,856	41,840
Other	89,487	60,731	45,582
Total	$873,100	$674,728	$733,555

Our operational assets work in various regions around the world such as the Gulf of Mexico, Brazil, the North Sea, Asia Pacific and West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant geographic location where those assets are based (in thousands):

	December 31,
	2022	2021
U.S.	$780,803	$693,062
U.K. (1)	625,001	713,385
Brazil (2)	235,811	251,194
Other	—	4
Total	$1,641,615	$1,657,645
(1)	Includes the Q7000 and certain other assets that are based in the U.K. but have operated in West Africa and may also operate in the North Sea, Asia Pacific and other regions.
(2)	Includes the equipment on the Siem Helix 1 chartered vessel and certain other assets that are based in Brazil but are have operated in West Africa and may also operate in the North Sea, Asia Pacific and other regions.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	December 31,
	2022	2021
Well Intervention	$1,796,269	$2,012,214
Robotics	192,694	96,249
Shallow Water Abandonment	206,944	—
Production Facilities	136,382	119,004
Corporate and other	57,049	98,561
Total	$2,389,338	$2,326,028

Note 15 — Asset Retirement Obligations

Our AROs relate to mature offshore oil and gas properties that we acquired with the intention to perform decommissioning work at the end of their life cycles. In August 2022, we made an asset acquisition from MP Gulf of Mexico, LLC (“MP GOM”), a joint venture controlled by Murphy Exploration & Production Company – USA, for all of MP GOM’s 62.5% interest in the Thunder Hawk Field, in exchange for the assumption of MP GOM’s abandonment obligations (initially estimated at $23.6 million). Our AROs also include P&A costs associated with our Droshky oil and gas properties (Note 4). The following table describes the changes in our AROs (in thousands):

	2022	2021	2020
AROs at January 1,	$29,658	$30,913	$28,258
Liability incurred during the period	23,601	—	—
Revisions in estimates	(3,285)	(2,631)	—
Accretion expense	1,982	1,376	2,655
AROs at December 31,	$51,956	$29,658	$30,913

Note 16 — Commitments and Contingencies and Other Matters

Commitments

We have long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels. During the first quarter 2022, the charter agreements for the Siem Helix 1 and the Siem Helix 2 were extended to February 2025 and February 2027, respectively, with further options to extend. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels, which were extended during the third quarter 2022 to December 2027 and May 2028, respectively, with further options to renew. During the first quarter 2022, we executed short-term time charter agreements for the Horizon Enabler in the North Sea and the Shelia Bordelon in the Gulf of Mexico. During the third quarter 2022, the charter agreement for the Shelia Bordelon was extended to June 2024. In January 2023, we entered into a three-year charter agreement for the Glomar Wave in the North Sea with options to extend.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation in federal district courts. We appealed one such lawsuit to the United States Supreme Court, which issued a ruling adverse to us in the first quarter 2023 that is likely to have implications for similar lawsuits in which we are involved. We previously established a liability in each of the cases impacted by the Supreme Court ruling, and the ultimate liability to us could be more or less than the liability established. In a separate lawsuit, during the third quarter 2022 the United States Court of Appeals for the Fifth Circuit issued an adverse ruling that may also have implications for other similar lawsuits in which we are involved. We continue to vigorously defend these lawsuits. Notwithstanding that we believe we retain valid defenses, we have established a liability in each of these matters. The final outcome of these matters remains uncertain, and the ultimate liability to us could be more or less than the liability established.

Note 17 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest paid	$18,267	$20,719	$15,943
Income taxes paid (1)	9,516	8,310	7,434
(1)	Exclusive of income tax refunds. During the years ended December 31, 2022 and 2021, we received refunds related to the CARES Act of $1.1 million and $18.9 million, respectively.

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2022 and 2021, these non-cash capital additions totaled $0.4 million and $0.3 million, respectively.

Non-cash investing activities for the year ended December 31, 2022 also included $26.7 million in estimated fair value of contingent earn-out consideration as of July 1, 2022, the date of the Alliance acquisition (Note 3).

Note 18 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2022 (in thousands):

	Allowance for	Deferred Tax Asset
	Credit Losses	Valuation Allowance
Balance at December 31, 2019	$—	$18,631
Additions (reductions) (1)	2,684	—
Adjustments (2)	785	1,091
Balance at December 31, 2020	3,469	19,722
Additions (reductions) (1)	(146)	—
Write-offs (3)	(1,846)
Adjustments (4)	—	(5,675)
Balance at December 31, 2021	1,477	14,047
Additions (reductions) (1)	800	—
Adjustments (5)	—	8,110
Balance at December 31, 2022	$2,277	$22,157
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective years, including a $1.7 million credit loss reserve in 2020 related to a receivable in our Robotics segment. Additions during 2022 primarily reflected adjustments to the allowance for credit losses due to increases in our expected credit losses as a result of the Alliance acquisition.
(2)	The adjustment in allowance for credit losses reflects provision for current expected credit losses upon the adoption of ASU No. 2016-13 on January 1, 2020.
(3)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(4)	The decrease in valuation allowance primarily relates to the valuation allowance release for certain of our U.K. operations.
(5)	The increase in valuation allowance relates to current year activity and the related change in unrealizable net deferred tax assets.

See Note 2 for a detailed discussion regarding our accounting policy on accounts receivable and allowance for credit losses as well as the adoption of ASU No. 2016-13. See Note 8 for a detailed discussion of the valuation allowance related to our deferred tax assets.

Note 19 — Fair Value Measurements

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	42,754	42,754

Contingent consideration liability related to the Alliance acquisition (Note 3) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period. The fair value of the estimated contingent consideration is determined based on our evaluation of the probability and amount of earnout that may be achieved based on expected future performance of Helix Alliance. The Monte Carlo simulation model is used to calculate the estimated earnout payment, which is then discounted to present value based on the expected payment date of the contingent consideration. The weighted-average volatility was 47.5% and the weighted average discount rate was estimated to be 8.0% at December 31, 2022. The changes in the fair value of contingent consideration are as follows:

2022
Balance at July 1,	$26,700
Change in fair value	16,054
Balance at December 31,	$42,754

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$40,913	$40,940	$48,850	$52,481
2022 Notes (matured May 2022)	—	—	35,000	34,794
2023 Notes (mature September 2023)	30,000	31,149	30,000	29,054
2026 Notes (mature February 2026)	200,000	277,014	200,000	200,562
Total debt	$270,913	$349,103	$313,850	$316,891
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2022 Notes, the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in Note 3 to the audited consolidated financial statements, we acquired Alliance on July 1, 2022. Helix Alliance’s total revenues constituted approximately 14.3% of total consolidated revenues as shown on our consolidated statement of operations for the year ended December 31, 2022. Helix Alliance’s total assets constituted approximately 8.7% of total consolidated assets as shown on our consolidated balance sheet as of December 31, 2022. We excluded Helix Alliance’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Helix Alliance as part of our ongoing integration activities. Helix Alliance currently maintains separate accounting systems and is expected to convert to Helix’s accounting systems no later than June 30, 2023. The consolidated financial statements presented in this Annual Report on Form 10-K were prepared using information obtained from these separate accounting systems.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Shareholders to be held on May 17, 2023. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

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

Helix Energy Solutions Group, Inc.

ATTN: Corporate Secretary

3505 W. Sam Houston Parkway N., Suite 400

Houston, Texas 77043

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Shareholders to be held on May 17, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Shareholders to be held on May 17, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Shareholders to be held on May 17, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Shareholders to be held on May 17, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(1)	Financial Statements

The following financial statements included on pages 47 through 84 in this Annual Report are for the fiscal year ended December 31, 2022.

●	Report of Independent Registered Public Accounting Firm
●	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
●	Notes to Consolidated Financial Statements

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
4.31

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

Exhibit 4.1 to the Current Report on Form 8-K filed on July 1, 2022 (001-32936)
4.32

Letter Agreement, dated as of January 25, 2023, to Loan, Security and Guaranty Agreement, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders.

Filed herewith
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex A to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.4 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.5 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 14, 2020 (001-32936)
10.6 *	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2020 (001-32936)
10.7 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.8 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.9 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.10 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.11 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.12 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.13 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.14 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2017 (001-32936)
10.15 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.16 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.17 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.18

Underwriting Agreement dated as of January 4, 2017, between Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein.

Exhibit 1.1 to the Current Report on Form 8-K filed on January 6, 2017 (001-32936)
10.19	Underwriting Agreement dated as of March 13, 2018, by and among Helix Energy Solutions Group, Inc., Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.1 to the Current Report on Form 8-K filed on March 19, 2018 (001-32936)
10.20	Underwriting Agreement, dated as of August 11, 2020, by and among Helix Energy Solutions Group, Inc., Wells Fargo Securities, LLC and Evercore Group L.L.C.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
10.21

Strategic Alliance Agreement dated January 5, 2015 among Helix Energy Solutions Group, Inc., OneSubsea LLC, OneSubsea B.V., Schlumberger Technology Corporation, Schlumberger B.V., and Schlumberger Oilfield Holdings Ltd.

Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2015 (001-32936)
10.22

Equity Purchase Agreement, dated as of May 16, 2022, by and among Helix Alliance Decom, LLC, Stephen J. Williams and Helix Energy Solutions Group, Inc. (solely for purposes of Sections 1.05(d) and 6.14).

Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2022 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	Exhibit 14.1 to the 2021 Form 10-K filed on February 24, 2022 (001-32936)
21.1	List of Helix’s Subsidiaries.	Filed herewith
23.1	Consent of KPMG LLP.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
99.1	Unaudited Pro Forma Condensed Combined Financial Information of Helix for the year ended December 31, 2022.	Filed herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

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

February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director	February 23, 2023
Owen Kratz	(principal executive officer)

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer	February 23, 2023
Erik Staffeldt	(principal financial officer)

/s/ BRENT ARRIAGA	Chief Accounting Officer and Corporate Controller	February 23, 2023
Brent Arriaga	(principal accounting officer)

/s/ AMERINO GATTI	Director	February 23, 2023
Amerino Gatti

/s/ DIANA GLASSMAN	Director	February 23, 2023
Diana Glassman

/s/ PAULA HARRIS	Director	February 23, 2023
Paula Harris

/s/ T. MITCH LITTLE	Director	February 23, 2023
T. Mitch Little

/s/ JOHN V. LOVOI	Director	February 23, 2023
John V. Lovoi

/s/ AMY H. NELSON	Director	February 23, 2023
Amy H. Nelson

/s/ WILLIAM L. TRANSIER	Director	February 23, 2023
William L. Transier