Form 10-Q
period 2023-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2023-04-26
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 20, 2023, 151,501,179 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,674	$186,604
Restricted cash	2,508	2,507
Accounts receivable, net of allowance for credit losses of $2,418 and $2,277, respectively	216,946	212,779
Other current assets	63,228	58,699
Total current assets	449,356	460,589
Property and equipment	3,036,579	3,016,312
Less accumulated depreciation	(1,410,428)	(1,374,697)
Property and equipment, net	1,626,151	1,641,615
Operating lease right-of-use assets	191,051	197,849
Deferred recertification and dry dock costs, net	53,697	38,778
Other assets, net	49,079	50,507
Total assets	$2,369,334	$2,389,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134,363	$135,267
Accrued liabilities	60,811	73,574
Current maturities of long-term debt	38,452	38,200
Current operating lease liabilities	54,407	50,914
Total current liabilities	288,033	297,955
Long-term debt	222,008	225,875
Operating lease liabilities	145,186	154,686
Deferred tax liabilities	97,577	98,883
Other non-current liabilities	100,810	95,230
Total liabilities	853,614	872,629
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 151,494 and 151,935 shares issued, respectively	1,294,484	1,298,740
Retained earnings	318,123	323,288
Accumulated other comprehensive loss	(96,887)	(105,319)
Total shareholders’ equity	1,515,720	1,516,709
Total liabilities and shareholders’ equity	$2,369,334	$2,389,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$250,084	$150,125
Cost of sales	234,900	168,734
Gross profit (loss)	15,184	(18,609)
Gain on disposition of assets, net	367	—
Acquisition and integration costs	(231)	—
Change in fair value of contingent consideration	(3,992)	—
Selling, general and administrative expenses	(19,631)	(14,368)
Loss from operations	(8,303)	(32,977)
Net interest expense	(4,187)	(5,174)
Other income (expense), net	3,444	(3,881)
Royalty income and other	1,863	2,141
Loss before income taxes	(7,183)	(39,891)
Income tax provision (benefit)	(2,018)	2,140
Net loss	$(5,165)	$(42,031)

Loss per share of common stock:
Basic	$(0.03)	$(0.28)
Diluted	$(0.03)	$(0.28)

Weighted average common shares outstanding:
Basic	151,764	151,142
Diluted	151,764	151,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,165)	$(42,031)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	8,432	(13,148)
Other comprehensive income (loss), net of tax	8,432	(13,148)
Comprehensive loss	$3,267	$(55,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net loss	—	—	(5,165)	—	(5,165)
Foreign currency translation adjustments	—	—	—	8,432	8,432
Repurchases of common stock	(660)	(5,006)	—	—	(5,006)
Activity in company stock plans, net and other	219	(742)	—	—	(742)
Share-based compensation	—	1,492	—	—	1,492
Balance, March 31, 2023	151,494	$1,294,484	$318,123	$(96,887)	$1,515,720

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469
Net loss	—	—	(42,031)	—	(42,031)
Foreign currency translation adjustments	—	—	—	(13,148)	(13,148)
Activity in company stock plans, net and other	513	(1,178)	—	—	(1,178)
Share-based compensation	—	1,634	—	—	1,634
Balance, March 31, 2022	151,637	$1,292,935	$369,041	$(69,230)	$1,592,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,165)	$(42,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,537	33,488
Amortization of debt issuance costs	596	590
Share-based compensation	1,575	1,672
Deferred income taxes	(1,306)	(722)
Gain on disposition of assets, net	(367)	—
Unrealized foreign currency (gain) loss	(3,333)	2,603
Change in fair value of contingent consideration	3,992	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,484)	906
Income tax receivable, net of income tax payable	(2,419)	1,230
Other current assets	(1,961)	(534)
Accounts payable and accrued liabilities	(18,036)	(9,411)
Deferred recertification and dry dock costs, net	(17,154)	(5,508)
Other, net	3,133	304
Net cash used in operating activities	(5,392)	(17,413)

Cash flows from investing activities:
Capital expenditures	(6,665)	(623)
Proceeds from sale of assets	365	—
Net cash used in investing activities	(6,300)	(623)

Cash flows from financing activities:
Repayment of MARAD Debt	(4,116)	(3,920)
Debt issuance costs	—	(136)
Repurchases of common stock	(4,983)	—
Payments related to tax withholding for share-based compensation	(564)	(1,525)
Proceeds from issuance of ESPP shares	239	173
Net cash used in financing activities	(9,424)	(5,408)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,187	(1,005)
Net decrease in cash and cash equivalents and restricted cash	(19,929)	(24,449)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	189,111	327,127
Balance, end of period	$169,182	$302,678

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our balance sheet as of December 31, 2022 included herein has been derived from the audited balance sheet as of December 31, 2022 included in our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

We do not expect any recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to efficiently enhance and extend the lives of existing oil and gas reserves; we also offer an alternative to take over end-of-life reserves in preparation for their abandonment;
●	Renewable energy support — we are an established global leader in jet trenching and continue to seek to provide specialty support services to offshore wind farm developments, including boulder removal and unexploded ordnance clearance; and
●	Decommissioning — we have historical success as a full-field abandonment contractor and believe that regulatory push for plug and abandonment (“P&A”) and transition to renewable energy will facilitate the continued growth of the abandonment market.

We provide services primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. We have expanded our service capabilities to the Gulf of Mexico shelf with the acquisition of Alliance group of companies (collectively “Alliance”) on July 1, 2022 (Note 3), which we have re-branded as Helix Alliance. Our North Sea operations and our Gulf of Mexico shelf operations related to Helix Alliance are usually subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business (Note 12), and Production Facilities.

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

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of Mexico shelf, including offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems and coiled tubing systems.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), which combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident, and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Alliance Acquisition

On July 1, 2022, we completed our acquisition of Alliance. The Alliance acquisition extends our energy transition strategy by adding shallow water capabilities into what we expect to be a growing offshore decommissioning market.

The aggregate preliminary purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million with cash on hand and the estimated fair value of $26.7 million of contingent consideration related to the post-closing earn-out consideration. The earn-out is payable in 2024 to the seller in the Alliance transaction in either cash or shares of our common stock pursuant to the terms of an Equity Purchase Agreement (the “Equity Purchase Agreement”) dated May 16, 2022. The earn-out is not capped and is calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement.

We had finalized the purchase price allocation as of March  31, 2023 and there were no changes as compared to the amounts recorded at December 31, 2022. The following table summarizes the final purchase consideration and the final purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

July 1, 2022
Cash consideration	$118,961
Contingent consideration	26,700
Total fair value of consideration transferred	$145,661

Assets acquired:
Cash and cash equivalents	$6,336
Accounts receivable	43,378
Other current assets	6,077
Property and equipment	117,321
Operating lease right-of-use assets	1,205
Intangible assets	1,500
Other assets	2,133
Total assets acquired	177,950
Liabilities assumed:
Accounts payable	20,480
Accrued liabilities	3,073
Operating lease liabilities	1,205
Deferred tax liabilities	7,531
Total liabilities assumed	32,289
Net assets acquired	$145,661

The pro forma summary below presents the results of operations as if the Alliance acquisition had occurred on January 1, 2022 and includes transaction accounting adjustments such as incremental depreciation and amortization expense from acquired tangible and intangible assets, elimination of interest expense on Alliance’s long-term debt that was paid off in conjunction with the acquisition, and tax-related effects. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent Helix’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Helix’s future consolidated results of operations.

The following table summarizes the pro forma results of Helix and Alliance (in thousands):

Three Months Ended
March 31,
2022
Revenues	$177,621
Net loss	(41,709)

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaids	$21,365	$26,609
Income tax receivable	1,093	—
Contract assets (Note 9)	712	6,295
Deferred costs (Note 9)	27,505	13,969
Other	12,553	11,826
Total other current assets	$63,228	$58,699

Other assets, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 9)	4,526	6,432
Other receivable (2)	25,422	24,827
Intangible assets with finite lives, net	4,386	4,465
Other	2,201	2,239
Total other assets, net	$49,079	$50,507
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and related benefits	$29,877	$41,339
Accrued interest	2,081	6,306
Income tax payable	—	479
Deferred revenue (Note 9)	11,555	9,961
Other	17,298	15,489
Total accrued liabilities	$60,811	$73,574

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Asset retirement obligations (Note 13)	$53,124	$51,956
Contingent consideration (Note 17)	46,746	42,754
Other	940	520
Total other non-current liabilities	$100,810	$95,230

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. Our operating lease additions during the three-month period ended March 31, 2023 are primarily related to the vessel charter for the Glomar Wave (Note 14). Our operating lease additions during the three-month period ended March 31, 2022 are primarily related to the charter extensions for the Siem Helix 1 and the Siem Helix 2. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$17,006	$14,462
Variable lease cost	4,910	4,922
Short-term lease cost	6,977	5,438
Sublease income	(331)	(249)
Net lease cost	$28,562	$24,573

Maturities of our operating lease liabilities as of March 31, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$60,932	$6,688	$67,620
One to two years	60,058	5,517	65,575
Two to three years	36,690	1,974	38,664
Three to four years	39,169	979	40,148
Four to five years	15,845	979	16,824
Over five years	791	2,597	3,388
Total lease payments	$213,485	$18,734	$232,219
Less: imputed interest	(30,177)	(2,449)	(32,626)
Total operating lease liabilities	$183,308	$16,285	$199,593

Current operating lease liabilities	$48,466	$5,941	$54,407
Non-current operating lease liabilities	134,842	10,344	145,186
Total operating lease liabilities	$183,308	$16,285	$199,593

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$58,063	$6,603	$64,666
One to two years	55,515	5,697	61,212
Two to three years	43,400	2,797	46,197
Three to four years	35,200	959	36,159
Four to five years	26,244	959	27,203
Over five years	3,041	2,783	5,824
Total lease payments	$221,463	$19,798	$241,261
Less: imputed interest	(32,986)	(2,675)	(35,661)
Total operating lease liabilities	$188,477	$17,123	$205,600

Current operating lease liabilities	$45,131	$5,783	$50,914
Non-current operating lease liabilities	143,346	11,340	154,686
Total operating lease liabilities	$188,477	$17,123	$205,600

The following table presents the weighted average remaining lease term and discount rate:

	March 31,		December 31,
	2023		2022
Weighted average remaining lease term	3.8	years	4.0	years
Weighted average discount rate	7.91%		7.84%

The following table presents other information related to our operating leases (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$16,184	$16,010
Right-of-use assets obtained in exchange for new operating lease liabilities	6,070	60,699

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2023 are as follows (in thousands):

	2023	2026	MARAD
	Notes	Notes	Debt	Total
Less than one year	$30,000	$—	$8,539	$38,539
One to two years	—	—	8,965	8,965
Two to three years	—	200,000	9,412	209,412
Three to four years	—	—	9,881	9,881
Gross debt	30,000	200,000	36,797	266,797
Unamortized debt issuance costs (1)	(87)	(4,299)	(1,951)	(6,337)
Total debt	29,913	195,701	34,846	260,460
Less current maturities	(29,913)	—	(8,539)	(38,452)
Long-term debt	$—	$195,701	$26,307	$222,008
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $65 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $10 million sub-limit for the issuance of letters of credit. As of March 31, 2023, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $80.0 million, net of $6.9 million of letters of credit issued under that facility.

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

The Amended ABL Facility includes certain limitations on our ability to incur additional indebtedness, grant liens on assets, pay dividends and make distributions on equity interests, dispose of assets, make investments, repay certain indebtedness, engage in mergers, and other matters, in each case subject to certain exceptions. The Amended ABL Facility contains customary default provisions which, if triggered, could result in acceleration of all amounts then outstanding. The Amended ABL Facility requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if availability is less than the greater of 10% of the borrowing base or $10 million. The Amended ABL Facility also requires us to maintain a pro forma minimum excess availability of $20 million for the 91 days prior to the maturity of each of our outstanding convertible senior notes and for any portion of the Alliance earnout payment to be made in cash.

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

Convertible Senior Notes Due 2022 (“2022 Notes”)

We fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the three-month period ended March 31, 2022, total interest expense related to the 2022 Notes was $0.4 million, primarily from coupon interest expense.

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

Holders of the 2023 Notes may convert their notes if we make certain distributions on shares of our common stock or engage in certain corporate transactions, in which case the holders may be entitled to an increase in the conversion rate, depending on the price of our common shares and the time remaining to maturity, of up to 47.5260 shares of our common stock per $1,000 principal amount.

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

The effective interest rate for the 2023 Notes is 4.8%. For each of the three-month periods ended March 31, 2023 and 2022, total interest expense related to the 2023 Notes was $0.4 million, with coupon interest expense of $0.3 million and the amortization of debt issuance costs of $0.1 million.

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

The effective interest rate for the 2026 Notes is 7.6%. For each of the three-month periods ended March 31, 2023 and 2022, total interest expense related to the 2026 Notes was $3.7 million, with coupon interest expense of $3.4 million and the amortization of debt issuance costs of $0.3 million.

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

Other

In accordance with the Amended ABL Facility, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of March 31, 2023, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest expense	$4,869	$5,307
Interest income	(682)	(133)
Net interest expense	$4,187	$5,174

Note 7 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three-month periods ended March 31, 2023 and 2022, we recognized income tax (benefit) expense of $(2.0) million and $2.1 million, respectively, resulting in effective tax rates of 28.1% and (5.4)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized. The effective tax rate for the three-month period ended March 31, 2023 was higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes. For the three-month period ended March 31, 2022, our aggregate tax expense was greater than the aggregate tax benefit of our losses, resulting in negative effective tax rates. The effective tax rate for the three-month period ended March 31, 2022 was significantly lower than the U.S. statutory rate primarily due to non-creditable foreign income and deemed profit taxes, as well as losses without tax benefits.

Note 8 — Share Repurchase Programs

On February 20, 2023, we announced that our Board of Directors (our “Board”) authorized a new share repurchase program (the “2023 Repurchase Program”) under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 11).

The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program are expected to be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. During the three-month period ended March 31, 2023, we repurchased a total of 660,000 shares of our common stock for approximately $5.0 million or an average of $7.55 per share pursuant to the 2023 Repurchase Program.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended March 31, 2023
Short-term	$77,767	$35,205	$49,381	$—	$—	$162,353
Long-term	64,671	14,017	—	20,905	(11,862)	87,731
Total	$142,438	$49,222	$49,381	$20,905	$(11,862)	$250,084

Three months ended March 31, 2022
Short-term	$91,346	$21,137	$—	$—	$(635)	$111,848
Long-term	15,021	16,214	—	18,294	(11,252)	38,277
Total	$106,367	$37,351	$—	$18,294	$(11,887)	$150,125

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 4). Contract assets were $0.7 million as of March 31, 2023 and $6.3 million as of December 31, 2022. We had no credit losses on our contract assets for the three-month periods ended March 31, 2023 and 2022.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 4). Contract liabilities totaled $11.6 million as of March 31, 2023 and $10.0 million as of December 31, 2022. Revenue recognized for the three-month periods ended March 31, 2023 and 2022 included $3.9 million and $4.3 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of March 31, 2023, $920.4 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $554.3 million, $363.6 million and $2.5 million in 2023, 2024 and 2025, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at March 31, 2023.

For the three-month periods ended March 31, 2023 and 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 4). Our deferred contract costs totaled $32.0 million as of March 31, 2023 and $20.4 million as of December 31, 2022. For the three-month periods ended March 31, 2023 and 2022, we recorded $4.7 million and $4.6 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2022 Form 10-K.

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

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(5,165)		$(42,031)
Net loss available to common shareholders	$(5,165)	151,764	$(42,031)	151,142

We had net losses for the three-month periods ended March 31, 2023 and 2022. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Diluted shares (as reported)	151,764	151,142
Share-based awards	2,740	953
Total	154,504	152,095

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2023	2022
2022 Notes	—	2,435
2023 Notes	3,168	3,168
2026 Notes	28,676	28,676

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

As of March 31, 2023, there were 3.5 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the three-month period ended March 31, 2023, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2023 (1)	RSU	506,436	$7.38	33% per year over three years
January 3, 2023 (1)	PSU	489,498	$9.26	100% on December 31, 2025
January 1, 2023 (2)	Restricted stock	9,210	$7.38	100% on January 1, 2025
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees since 2020. For the three-month periods ended March 31, 2023 and 2022, $0.3 million and $0.6 million, respectively, were recognized as share-based compensation related to restricted stock.

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

For PSUs with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three-month periods ended March 31, 2023 and 2022, $1.2 million and $1.1 million, respectively, were recognized as share-based compensation related to PSUs. In January 2023, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 369,938 PSUs granted in 2020 vested at 77%, representing 285,778 shares of our common stock with a total market value of $3.6 million.

Our restricted stock units (“RSUs”) granted beginning 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three-month periods ended March 31, 2023 and 2022, $1.2 million and $0.6 million, respectively, were recognized as compensation cost.

In 2023 and 2022, we granted fixed-value cash awards of $6.0 million and $5.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three-month periods ended March 31, 2023 and 2022, $1.2 million and $1.0 million, respectively, were recognized as compensation cost.

Defined Contribution Plan

We sponsor a defined contribution 401(k) retirement plan (the “401(k) Plan”). Our discretionary contributions are in the form of cash and consist of a 50% match of each participant’s contribution up to 5% of the participant’s salary. For the three-month periods ended March 31, 2023 and 2022, we made $0.6 million and $0.4 million, respectively, in contributions to the 401(k) Plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of March 31, 2023, 1.3 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan and the ESPP, see Note 13 to our 2022 Form 10-K.

Note 12 — Business Segment Information

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

Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Our Well Intervention segment provides services enabling our customers to safely access offshore wells for the purpose of performing production enhancement or decommissioning operations globally. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the Siem Helix 1 and Siem Helix 2 chartered vessels. Our well intervention equipment includes intervention systems, some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and IRM services to both the oil and gas and the renewable energy markets globally. Additionally, our Robotics services are used in and complement our well intervention services. Our Robotics segment includes ROVs, trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and the IROV on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

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

Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties (Note 13).

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net revenues —
Well Intervention	$142,438	$106,367
Robotics	49,222	37,351
Shallow Water Abandonment	49,381	—
Production Facilities	20,905	18,294
Intercompany eliminations	(11,862)	(11,887)
Total	$250,084	$150,125

Income (loss) from operations —
Well Intervention	$(8,143)	$(31,758)
Robotics	5,094	1,480
Shallow Water Abandonment	6,822	—
Production Facilities	5,157	5,851
Segment operating income (loss)	8,930	(24,427)
Change in fair value of contingent consideration	(3,992)	—
Corporate, eliminations and other	(13,241)	(8,550)
Total	$(8,303)	$(32,977)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Well Intervention	$4,469	$3,850
Robotics	7,393	8,037
Total	$11,862	$11,887

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	March 31,	December 31,
	2023	2022
Well Intervention	$1,795,612	$1,796,269
Robotics	183,986	192,694
Shallow Water Abandonment	205,544	206,944
Production Facilities	128,262	136,382
Corporate and other	55,930	57,049
Total	$2,369,334	$2,389,338

Note 13 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) relate to mature offshore oil and gas properties that we acquired with the intention to perform decommissioning work at the end of their life cycles. AROs are recorded initially at fair value and consist of estimated costs for subsea infrastructure decommissioning and P&A activities associated with our oil and gas properties. The estimated costs are discounted to present value using a credit-adjusted risk-free discount rate. After its initial recognition, an ARO liability is increased for the passage of time as accretion expense, which is a component of our depreciation and amortization expense. An ARO liability may also change based on revisions in estimated costs and/or timing to settle the obligations.

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

	2023	2022
AROs at January 1,	$51,956	$29,658
Accretion expense	1,168	741
AROs at March 31,	$53,124	$30,399

Note 14 — Commitments and Contingencies and Other Matters

Commitments

In January 2023, we entered into a three-year charter agreement for the Glomar Wave in the North Sea with options to extend. We have long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels expiring in February 2025 and February 2027, respectively, with options to extend. We have time charter agreements for the Grand Canyon II and Grand Canyon III vessels expiring in December 2027 and May 2028, respectively, with options to renew. We also have a time charter agreement for the Shelia Bordelon in the Gulf of Mexico through June 2024 and a short-term time charter agreement for the Horizon Enabler in the North Sea.

Contingencies and Claims

Our contingent consideration liability resulting from the Alliance acquisition is subject to risk, through the remainder of the contingency period, which ends on December 31, 2023, as a result of changes in our probability weighted discounted cash flow model, which is based on internal forecasts, and changes in weighted average discount rate, which is derived from market data.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation in federal district courts. We appealed one such lawsuit to the United States Supreme Court, which issued a ruling adverse to us in the first quarter 2023 that is likely to have implications for similar lawsuits in which we are involved. In a separate lawsuit, during the third quarter 2022 the United States Court of Appeals for the Fifth Circuit issued an adverse ruling that may also have implications for other similar lawsuits in which we are involved. We continue to vigorously defend these lawsuits, and notwithstanding that we believe we retain valid defenses, we have established a liability in each of these matters. The final outcome of these matters remains uncertain, and the ultimate liability to us could be more or less than the liability established.

Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest paid	$8,498	$8,708
Income taxes paid (1)	1,708	2,736
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.2 million at March 31, 2023 and $0.3 million at December 31, 2022.

Note 16 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2023	2022
Balance at January 1,	$2,277	$1,477
Additions (reductions) (1)	141	(126)
Balance at March 31,	$2,418	$1,351
(1)	Additions (reductions) in allowance for credit losses reflect credit loss reserves (releases) during the respective periods.

Note 17 — Fair Value Measurements

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	46,746	46,746

Contingent consideration liability related to the Alliance acquisition (Note 3) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period. The fair value of the estimated contingent consideration is determined based on our evaluation of the probability and amount of earnout that may be achieved based on expected future performance of Helix Alliance. The Monte Carlo simulation model is used to calculate the estimated earnout payment, which is then discounted to present value based on the expected payment date of the contingent consideration. The changes in the fair value of contingent consideration are as follows (in thousands):

2023
Balance at January 1,	$42,754
Change in fair value	3,992
Balance at March 31,	$46,746

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$36,797	$36,888	$40,913	$40,940
2023 Notes (mature September 2023)	30,000	30,590	30,000	31,149
2026 Notes (mature February 2026)	200,000	274,287	200,000	277,014
Total debt	$266,797	$341,765	$270,913	$349,103
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 6 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2023 Notes and the 2026 Notes was determined using Level 1 fair value inputs under the market approach. The fair value of the MARAD Debt was estimated using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the results and effects of the COVID-19 pandemic and actions by governments, customers, suppliers and partners with respect thereto;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the results of acquired properties;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by suppliers, customers and partners;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;

●	the results of our continuing efforts to control costs and improve performance;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2022 Form 10-K.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, express or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our reports filed with the SEC and incorporated by reference in our 2022 Form 10-K that attempt to advise interested parties of the risks and factors that may affect our business.

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of remaining oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. Our well intervention fleet includes seven purpose-built well intervention vessels and 12 intervention systems. Our robotics equipment includes 39 work-class ROVs, seven trenchers and the IROV boulder grab. We charter robotics support vessels on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. Our Production Facilities segment includes the HP I, the HFRS and our ownership of oil and gas properties including the recently acquired interest in the Thunder Hawk Field. On July 1, 2022, we completed our acquisition of Alliance and formed a new reporting segment in the third quarter 2022 comprised of the Helix Alliance business. Our new Shallow Water Abandonment segment includes nine liftboats, six OSVs, three DSVs, one heavy lift derrick barge, one crew boat, 15 marketable P&A systems (with the ability to scale up to 20 systems) and six coiled tubing systems.

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

Oil prices reached ten-year highs during the middle of 2022 and have since experienced moderate declines and volatility. Global demand for oil continues to recover as supply has been disrupted by regional conflicts. We expect oil prices will remain robust for the near term, which should lead to higher customer spending for the industry. However, despite the current strong commodity price environment, there remain headwinds to commodity price stability, including those regional conflicts, high inflation and in particular governments’ and central banks’ efforts to control inflation, which may taper economic growth, COVID-related uncertainties, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy, and most recently wavering market confidence in light of turmoil within the banking industry. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

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

Over the near-term, with the current high commodity price environment we expect oil and gas companies to invest in new long-cycle exploration projects in addition to maintaining and/or increasing production from their remaining reserves. As historically production enhancement through well intervention is less expensive per incremental barrel of oil than exploration, we expect oil and gas companies to continue to focus on optimizing production of their existing subsea wells. We expect the fundamentals for our business will remain favorable over the longer term as the need to prolong well life in oil and gas production is the primary driver of demand for our production enhancement services. This expectation is based on multiple factors, including (1) maintaining the optimal production of a well through enhancement is fundamental to maximizing the overall economics of well production; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) extending the production of offshore wells not only maximizes a well’s production economics but also enables the financial benefit of delaying P&A costs, which can be substantial.

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

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates have risen significantly since 2021 due in part to supply chain disruptions and the effects of the COVID-19 pandemic. Although we may be able to mitigate our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost management efforts. However, competitive market pressures may affect our ability to recoup these price increases through the rates we charge, which may result in reductions in our operating margins and cash flows in the future. The recent high inflation rates seen in various major economies have caused concerns for central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which, combined with ongoing regional conflicts and unrest and potential COVID-related disruptions throughout the globe, could provide a strained macroeconomic outlook and in turn affect energy markets.

The COVID-19 pandemic resulted in unprecedented market dynamics and challenges to us, including contributing significantly to oil and gas price volatility and increased costs related to our supply chain, logistics and human capital resources. While the peak of the COVID-19 pandemic has largely subsided, we could experience a resurgence of the COVID-19 or new pandemic that could significantly impact economic activity, our customers’ willingness to commit to future spending, access to and use of capital, supply chains, inflation and human capital resources.

Backlog

We define backlog as firm commitments represented by signed contracts. As of March 31, 2023, our consolidated backlog totaled approximately $920 million, of which $554 million is expected to be performed over the remainder of 2023. Our various contracts with Shell globally, our contracts with Trident and Petrobras in Brazil, our contracts with Repsol globally and our agreement for the HP I in the Gulf of Mexico represented approximately 64% of our total backlog as of March 31, 2023. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We evaluate our operating performance and financial condition based on EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt. EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt are non-GAAP financial measures that are commonly used but are not recognized accounting terms under GAAP. We use EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measures of EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt provide useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measures of EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt differently from the way we do, which may limit their usefulness as comparative measures. EBITDA, Adjusted EBITDA, Free Cash Flow and Net Debt should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income, cash flows from operating activities, or other data prepared in accordance with GAAP.

We define EBITDA as earnings before income taxes, net interest expense, gain or loss on extinguishment of long-term debt, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets and non-cash gains and losses on equity investments are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude the gain or loss on disposition of assets, acquisition and integration costs, the change in fair value of contingent consideration and the general provision (release) for current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents and restricted cash. In the following reconciliations, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,165)	$(42,031)
Adjustments:
Income tax provision (benefit)	(2,018)	2,140
Net interest expense	4,187	5,174
Other (income) expense, net	(3,444)	3,881
Depreciation and amortization	37,537	33,488
EBITDA	31,097	2,652
Adjustments:
Gain on disposition of assets, net	(367)	—
Acquisition and integration costs	231	—
Change in fair value of contingent consideration	3,992	—
General provision (release) for current expected credit losses	141	(126)
Adjusted EBITDA	$35,094	$2,526

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities	$(5,392)	$(17,413)
Less: Capital expenditures, net of proceeds from sale of assets	(6,300)	(623)
Free Cash Flow	$(11,692)	$(18,036)

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Long-term debt including current maturities	$260,460	$264,075
Less: Cash and cash equivalents and restricted cash	(169,182)	(189,111)
Net Debt	$91,278	$74,964

Comparison of Three Months Ended March 31, 2023 and 2022

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

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$142,438	$106,367	$36,071	34%
Robotics	49,222	37,351	11,871	32%
Shallow Water Abandonment	49,381	—	49,381	100%
Production Facilities	20,905	18,294	2,611	14%
Intercompany eliminations	(11,862)	(11,887)	25
	$250,084	$150,125	$99,959	67%

Gross profit (loss) —
Well Intervention	$(4,362)	$(28,446)	$24,084	85%
Robotics	7,007	3,520	3,487	99%
Shallow Water Abandonment	7,498	—	7,498	100%
Production Facilities	5,783	6,609	(826)	(12)%
Corporate, eliminations and other	(742)	(292)	(450)
	$15,184	$(18,609)	$33,793	182%

Gross margin —
Well Intervention	(3)%	(27)%
Robotics	14%	9%
Shallow Water Abandonment	15%	—%
Production Facilities	28%	36%
Total company	6%	(12)%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 80%	7 / 67%
Robotics assets (3)	46 / 56%	45 / 35%
Chartered Robotics vessels	5 / 91%	5 / 90%
Shallow Water Abandonment vessels (4)	20 / 58%	— / —%
Shallow Water Abandonment systems (5)	21 / 68%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended March 31, 2023 and 2022 included 13 spot vessel days at 81% utilization and 136 spot vessel days at near full utilization, respectively.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)
Well Intervention	$4,469	$3,850	$619
Robotics	7,393	8,037	(644)
	$11,862	$11,887	$(25)

Net Revenues. Our consolidated net revenues for the three-month period ended March 31, 2023 increased by 67% as compared to the same period in 2022, reflecting higher revenues across our business segments.

Our Well Intervention revenues increased by 34% for the three-month period ended March 31, 2023 as compared to the same period in 2022, primarily reflecting higher utilization in the North Sea and higher rates in the Gulf of Mexico and Brazil, offset in part by lower revenue on the Q7000. Revenues in the North Sea improved with strong winter season activity, generating 81% utilization during the first quarter 2023 as compared to the first quarter 2022, which generated 13% utilization. Revenues in the Gulf of Mexico benefitted from an improved day rate environment year over year, and revenues in Brazil increased primarily due to higher rates as both the Siem Helix 1 and the Siem Helix 2 commenced long-term contracts with improved rates at the end of 2022. During the first quarter 2023, the Q7000 had 53 days of dry dock during which it generated no revenue and 37 days of paid transit and mobilization to Asia Pacific for which all revenues have been deferred.

Our Robotics revenues increased by 32% for the three-month period ended March 31, 2023 as compared to the same period in 2022, primarily reflecting higher ROV and trenching activities, offset in part by fewer vessel days year over year. ROV and trencher utilization increased to 56% in the first quarter 2023 from 35% during the first quarter 2022 and included 66 days of integrated vessel trenching in both periods as well as 90 days of stand-alone trencher activities during the first quarter 2023. While chartered vessel utilization remained relatively flat at 91% during the first quarter 2023 as compared to 90% during the first quarter 2022, chartered vessel days decreased to 295 days as compared to 323 days primarily due to fewer spot vessel days during the first quarter 2023 performing seabed clearance work in the North Sea.

Our Shallow Water Abandonment revenues for the three-month period ended March 31, 2023 reflected revenues generated by Helix Alliance as a result of the Alliance acquisition on July 1, 2022 (Note 3) with 58% utilization across 20 vessels and 1,277 days of utilization across marketable P&A and coiled tubing systems during the quarter.

Our Production Facilities revenues for the three-month period ended March 31, 2023 increased by 14% as compared to the same period in 2022, primarily reflecting higher oil and gas production with the contribution from our interest in the Thunder Hawk Field acquired during the third quarter 2022 and improved rates on our HP I production contract.

Gross Profit (Loss). Our consolidated gross profit was $15.2 million for the three-month period ended March 31, 2023 as compared to consolidated gross loss of $18.6 million for the same period in 2022, primarily reflecting increased profitability in our Well Intervention and Robotics segments as well as the addition of Shallow Water Abandonment segment.

Our Well Intervention gross loss for the three-month period ended March 31, 2023 was $4.4 million as compared to a gross loss of $28.4 million for the same period in 2022, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $3.5 million for the three-month period ended March 31, 2023 as compared to the same period in 2022, primarily reflecting higher revenues due to increased ROV and trenching activities.

Our Shallow Water Abandonment gross profit for the three-month period ended March 31, 2023 reflected results from Helix Alliance.

Our Production Facilities gross profit decreased by $0.8 million for the three-month period ended March 31, 2023 as compared to the same period in 2022, primarily reflecting higher oil and gas operating costs following the Thunder Hawk Field acquisition as compared to the same period in 2022.

Acquisition and Integration Costs. Our acquisition and integration costs were $0.2 million for the three-month period ended March 31, 2023, reflecting Alliance acquisition related costs incurred during the first quarter 2023.

Change in Fair Value of Contingent Consideration. The $4.0 million change in fair value of contingent consideration for the three-month period ended March 31, 2023 reflected an increase in the estimated earn-out consideration payable to the seller in the Alliance transaction in 2024 primarily due to an improved outlook for Helix Alliance’s 2023 results (Notes 3 and 17).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $19.6 million for the three-month period ended March 31, 2023 as compared to $14.4 million for the same period in 2022, primarily reflecting higher employee compensation costs.

Net Interest Expense. Our net interest expense totaled $4.2 million for the three-month period ended March 31, 2023 as compared to $5.2 million for the same period in 2022, primarily reflecting the increase in interest income and the repayment of certain indebtedness (Note 6).

Other Income (Expense), Net. Net other income was $3.4 million for the three-month period ended March 31, 2023 as compared to net other expense of $3.9 million for the same period in 2022 primarily due to foreign currency transaction gains (losses) reflecting the strengthening (weakening) of the British pound.

Income Tax Provision (Benefit). Income tax benefit was $2.0 million for the three-month period ended March 31, 2023 as compared to an income tax provision of $2.1 million for the same period in 2022. The effective tax rates for the three-month periods ended March 31, 2023 and 2022 were 28.1% and (5.4)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31,	December 31,
	2023	2022
Net working capital	$161,323	$162,634
Long-term debt	222,008	225,875
Liquidity	246,722	284,729

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes current maturities of long-term debt. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $38.5 million at March 31, 2023 and $38.2 million at December 31, 2022. See Note 6 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at March 31, 2023 included $166.7 million of cash and cash equivalents and $80.0 million of available borrowing capacity under the Amended ABL Facility (Note 6) and excluded $2.5 million of restricted cash. Our liquidity at December 31, 2022 included $186.6 million of cash and cash equivalents and $98.1 million of available borrowing capacity under the Amended ABL Facility and excluded $2.5 million of restricted cash. As of March 31, 2023, we had approximately $27.8 million in Nigerian Naira, which is subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date restricted our ability to convert our Nigerian Naira into U.S. dollars.

During 2022, we saw an improvement in the markets we serve as evidenced by increases in our revenues and gross profit. We expect continued improvements in our operating performance, increases in our cash position and high availability on the Amended ABL Facility. We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program are expected to be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. During the three-month period ended March 31, 2023, we repurchased a total of 660,000 shares of our common stock for approximately $5.0 million pursuant to the 2023 Repurchase Program.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(5,392)	$(17,413)
Investing activities	(6,300)	(623)
Financing activities	(9,424)	(5,408)

Operating Activities

The decrease in our operating cash outflows for the three-month period ended March 31, 2023 as compared to the same period in 2022 primarily reflects higher earnings, offset in part by higher regulatory recertification costs for our vessels and systems and higher working capital outflows. Regulatory recertification spend on our vessels and systems amounted to $17.2 million and $5.5 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the three-month periods ended March 31, 2023 and 2022 reflect higher capital expenditures as a result of increased activity levels.

Financing Activities

Net cash outflows from financing activities for the three-month period ended March 31, 2023 primarily reflect the $5.0 million repurchase of our common stock under the 2023 Repurchase Program and the principal repayment of $4.1 million related to the MARAD Debt. Net cash outflows from financing activities for the three-month period ended March 31, 2022 primarily reflect the principal repayment of $3.9 million related to the MARAD Debt (Note 6).

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations, including the payment of the Alliance earn-out consideration to the seller in the Alliance transaction.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of March 31, 2023 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of March 31, 2023. Our 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 6).

	Total	Short-Term	Long-Term
MARAD debt	$36,797	$8,539	$28,258
2023 Notes	30,000	30,000	—
2026 Notes	200,000	—	200,000
Interest related to debt	45,058	16,207	28,851
Property and equipment	13,631	13,631	—
Operating leases (1)	395,212	126,475	268,737
Earn-out consideration (2)	46,746	—	46,746
Total cash obligations	$767,444	$194,852	$572,592
(1)	Operating leases include vessel charters and facility and equipment leases. At March 31, 2023, our commitment related to long-term vessel charters totaled approximately $361.2 million, of which $147.7 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2023.
(2)	As part of the Alliance acquisition, we are required to make the earn-out payment to the seller in the Alliance transaction in 2024 in the event the Helix Alliance business achieves certain financial metrics in 2022 and 2023 (Note 3). Amount reflects the estimated fair value of the earn-out as of March 31, 2023 although the final earn-out payable is not capped.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 13). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $45.0 million (undiscounted) for Thunder Hawk Field oil and gas properties and $33.5 million (undiscounted) for Droshky oil and gas properties as of March 31, 2023, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

Regulatory recertification and dry dock. Our Well Intervention vessels and systems are subject to certain regulatory recertification requirements that must be satisfied in order for the vessels and systems to operate. Recertification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary and are dependent on the timing of the certification renewal period, they generally range between $3.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per system.

We expect the sources of funds to satisfy our material cash requirements to primarily come from our ongoing operations and existing cash on hand, but may also come from availability under the Amended ABL Facility and access to capital markets.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of our financial condition and results of operations, as reflected in the condensed consolidated financial statements and related footnotes, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates involve a significant level of estimation uncertainty and may change over time as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. For information regarding our critical accounting estimates, see our “Critical Accounting Estimates” as disclosed in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the three-month period ended March 31, 2023, we recorded foreign currency translation gains of $8.4 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as the related undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three-month period ended March 31, 2023, we recorded foreign currency gains of $3.4 million, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

Interest Rate Risk. In order to maintain a cost-effective capital structure, we borrow funds using a mix of fixed and variable rate debt. For variable rate debt, changes in interest rates could affect our future interest expense and cash flows. Alternatively for fixed rate debt, changes in interest rates may not affect our interest expense, but could result in changes in the fair value of the debt instrument prior to maturity. We currently have no exposure to interest rate risks as we have no outstanding debt subject to floating rates. However, we may be at risk upon refinancing our debt.

Commodity Price Risk. We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production in our Production Facilities business. Prices are volatile and unpredictable and are dependent on many factors beyond our control. See Item 1A. Risk Factors in our 2022 Form 10-K for a list of factors affecting oil and gas prices.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in Note (3) to the unaudited condensed consolidated financial statements, we acquired Alliance on July 1, 2022. Helix Alliance’s total revenues constituted approximately 19.7% of total consolidated revenues as shown on our condensed consolidated statement of operations for the three-month period ended March 31, 2023. Helix Alliance’s total assets constituted approximately 8.7% of total consolidated assets as shown on our condensed consolidated balance sheet as of March 31, 2023. We excluded Helix Alliance’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Helix Alliance as part of our ongoing integration activities. Helix Alliance currently maintains separate accounting systems and is expected to convert to Helix’s accounting systems no later than June 30, 2023. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q were prepared using information obtained from these separate accounting systems.

(b)  Changes in internal control over financial reporting. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 — Litigation to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended March 31, 2023 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
January 1 to January 31, 2023	187,733	$7.38	—	$200,000
February 1 to February 28, 2023	—	—	—	200,000
March 1 to March 31, 2023	660,000	7.55	660,000	195,017
	847,733	$7.51	660,000
(1)	Shares purchased in January 2023 relate to shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans. Shares purchased in March 2023 relate to repurchases made in open-market transactions pursuant to the 2023 Repurchase Program as described in footnote (3) below.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans. See Note 8 to this Quarterly Report on Form 10-Q and Note 10 to our 2022 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

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

Exhibit 4.32 to the Annual Report on Form 10-K filed on February 24, 2023 (001-32936)
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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: April 26, 2023	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2023	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)