Form 10-Q
period 2023-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2023-07-27
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 21, 2023, 150,817,778 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,651	$186,604
Restricted cash	—	2,507
Accounts receivable, net of allowance for credit losses of $2,966 and $2,277, respectively	253,147	212,779
Other current assets	76,212	58,699
Total current assets	512,010	460,589
Property and equipment	3,059,103	3,016,312
Less accumulated depreciation	(1,450,115)	(1,374,697)
Property and equipment, net	1,608,988	1,641,615
Operating lease right-of-use assets	177,942	197,849
Deferred recertification and dry dock costs, net	77,243	38,778
Other assets, net	47,662	50,507
Total assets	$2,423,845	$2,389,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,937	$135,267
Accrued liabilities	142,609	73,574
Current maturities of long-term debt	38,499	38,200
Current operating lease liabilities	55,667	50,914
Total current liabilities	382,712	297,955
Long-term debt	222,469	225,875
Operating lease liabilities	131,175	154,686
Deferred tax liabilities	99,864	98,883
Other non-current liabilities	55,697	95,230
Total liabilities	891,917	872,629
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,810 and 151,935 shares issued, respectively	1,291,307	1,298,740
Retained earnings	325,223	323,288
Accumulated other comprehensive loss	(84,602)	(105,319)
Total shareholders’ equity	1,531,928	1,516,709
Total liabilities and shareholders’ equity	$2,423,845	$2,389,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$308,817	$162,612	$558,901	$312,737
Cost of sales	253,468	163,966	488,368	332,700
Gross profit (loss)	55,349	(1,354)	70,533	(19,963)
Gain on disposition of assets, net	—	—	367	—
Acquisition and integration costs	(309)	(1,587)	(540)	(1,587)
Change in fair value of contingent consideration	(10,828)	—	(14,820)	—
Selling, general and administrative expenses	(24,007)	(16,035)	(43,638)	(30,403)
Income (loss) from operations	20,205	(18,976)	11,902	(51,953)
Equity in earnings of investment	—	8,184	—	8,184
Net interest expense	(4,228)	(4,799)	(8,415)	(9,973)
Other expense, net	(5,740)	(13,471)	(2,296)	(17,352)
Royalty income and other	175	797	2,038	2,938
Income (loss) before income taxes	10,412	(28,265)	3,229	(68,156)
Income tax provision	3,312	1,434	1,294	3,574
Net income (loss)	$7,100	$(29,699)	$1,935	$(71,730)

Earnings (loss) per share of common stock:
Basic	$0.05	$(0.20)	$0.01	$(0.47)
Diluted	$0.05	$(0.20)	$0.01	$(0.47)

Weighted average common shares outstanding:
Basic	150,791	151,205	151,275	151,174
Diluted	153,404	151,205	153,873	151,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$7,100	$(29,699)	$1,935	$(71,730)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	12,285	(33,338)	20,717	(46,486)
Other comprehensive income (loss), net of tax	12,285	(33,338)	20,717	(46,486)
Comprehensive income (loss)	$19,385	$(63,037)	$22,652	$(118,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, March 31, 2023	151,494	$1,294,484	$318,123	$(96,887)	$1,515,720
Net income	—	—	7,100	—	7,100
Foreign currency translation adjustments	—	—	—	12,285	12,285
Repurchases of common stock	(750)	(5,123)	—	—	(5,123)
Activity in company stock plans, net and other	66	446	—	—	446
Share-based compensation	—	1,500	—	—	1,500
Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, March 31, 2022	151,637	$1,292,935	$369,041	$(69,230)	$1,592,746
Net loss	—	—	(29,699)	—	(29,699)
Foreign currency translation adjustments	—	—	—	(33,338)	(33,338)
Activity in company stock plans, net and other	77	231	—	—	231
Share-based compensation	—	1,850	—	—	1,850
Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net income	—	—	1,935	—	1,935
Foreign currency translation adjustments	—	—	—	20,717	20,717
Repurchases of common stock	(1,410)	(10,129)	—	—	(10,129)
Activity in company stock plans, net and other	285	(296)	—	—	(296)
Share-based compensation	—	2,992	—	—	2,992
Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469
Net loss	—	—	(71,730)	—	(71,730)
Foreign currency translation adjustments	—	—	—	(46,486)	(46,486)
Activity in company stock plans, net and other	590	(947)	—	—	(947)
Share-based compensation	—	3,484	—	—	3,484
Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,935	$(71,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,764	66,646
Amortization of debt issuance costs	1,199	1,161
Share-based compensation	3,169	3,572
Deferred income taxes	981	(550)
Equity in earnings of investment	—	(8,184)
Gain on disposition of assets, net	(367)	—
Unrealized foreign currency loss	2,815	12,578
Change in fair value of contingent consideration	14,820	—
Changes in operating assets and liabilities:
Accounts receivable, net	(36,651)	(15,165)
Income tax receivable, net of income tax payable	(3,930)	846
Other current assets	(12,189)	(10,449)
Accounts payable and accrued liabilities	55,728	14,845
Deferred recertification and dry dock costs, net	(41,335)	(15,663)
Other, net	(36,830)	(1,161)
Net cash provided by (used in) operating activities	26,109	(23,254)

Cash flows from investing activities:
Capital expenditures	(7,920)	(2,187)
Distribution from equity investment, net	—	7,840
Proceeds from sale of assets	365	—
Net cash provided by (used in) investing activities	(7,555)	5,653

Cash flows from financing activities:
Repayment of convertible senior notes	—	(35,000)
Repayment of MARAD Debt	(4,116)	(3,920)
Debt issuance costs	(100)	(227)
Repurchases of common stock	(10,059)	—
Payments related to tax withholding for share-based compensation	(1,385)	(1,525)
Proceeds from issuance of ESPP shares	590	353
Net cash used in financing activities	(15,070)	(40,319)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9,944)	(6,107)
Net decrease in cash and cash equivalents and restricted cash	(6,460)	(64,027)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	189,111	327,127
Balance, end of period	$182,651	$263,100

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our balance sheet as of December 31, 2022 included herein has been derived from the audited balance sheet as of December 31, 2022 included in our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

We do not expect any recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to efficiently enhance and extend the lives of existing oil and gas reserves; we also offer an alternative to take over end-of-life reserves in preparation for their abandonment;
●	Renewable energy support — we are an established global leader in jet trenching and provide specialty support services to offshore wind farm developments, including boulder removal and unexploded ordnance clearance; and
●	Decommissioning — we are a full-field abandonment contractor and believe that regulatory push for plug and abandonment (“P&A”) and transition to renewable energy will facilitate the continued growth of the abandonment market.

We provide services primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. We expanded our service capabilities to the Gulf of Mexico shelf with the acquisition of Alliance group of companies (collectively “Alliance”) on July 1, 2022 (Note 3), which we re-branded as Helix Alliance. Our North Sea operations and our Gulf of Mexico shelf operations related to Helix Alliance are usually subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business (Note 12), and Production Facilities.

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby avoiding drilling new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module, some of which we provide on a stand-alone basis.

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

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), which combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident, and our ownership of mature oil and gas properties (Note 13). All of our current Production Facilities activities are located in the Gulf of Mexico.

Note 3 — Alliance Acquisition

On July 1, 2022, we completed our acquisition of Alliance. The Alliance acquisition extended our energy transition strategy by adding shallow water capabilities into the growing offshore decommissioning market.

The aggregate preliminary purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million of cash on hand and the estimated fair value of $26.7 million of contingent consideration related to the post-closing earn-out consideration. The earn-out is payable in 2024 to the seller in the Alliance transaction in either cash or shares of our common stock pursuant to the terms of an Equity Purchase Agreement (the “Equity Purchase Agreement”) dated May 16, 2022. The earn-out is not capped and is calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement.

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

The following table summarizes the pro forma results of Helix and Alliance (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Revenues	$214,853	$392,474
Net loss	(21,810)	(63,519)

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaids	$21,027	$26,609
Income tax receivable	2,182	—
Contract assets (Note 9)	7,059	6,295
Deferred costs (Note 9)	35,570	13,969
Other	10,374	11,826
Total other current assets	$76,212	$58,699

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 9)	2,604	6,432
Other receivable (2)	26,030	24,827
Intangible assets with finite lives, net	4,300	4,465
Other	2,184	2,239
Total other assets, net	$47,662	$50,507
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and related benefits	$38,560	$41,339
Accrued interest	6,219	6,306
Income tax payable	—	479
Deferred revenue (Note 9)	23,617	9,961
Contingent consideration (Note 17)	57,574	—
Other	16,639	15,489
Total accrued liabilities	$142,609	$73,574

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Asset retirement obligations (Note 13)	$54,320	$51,956
Contingent consideration (Note 17)	—	42,754
Other	1,377	520
Total other non-current liabilities	$55,697	$95,230

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. Our operating lease additions during the six-month period ended June 30, 2023 are primarily related to the vessel charter for the Glomar Wave (Note 14). Our operating lease additions during the six-month period ended June 30, 2022 are primarily related to the charter extensions for the Siem Helix 1 and the Siem Helix 2. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$17,347	$13,798	$34,353	$28,260
Variable lease cost	5,255	4,625	10,165	9,547
Short-term lease cost	17,916	7,571	24,893	13,009
Sublease income	(206)	(381)	(537)	(630)
Net lease cost	$40,312	$25,613	$68,874	$50,186

Maturities of our operating lease liabilities as of June 30, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$61,103	$6,722	$67,825
One to two years	54,287	5,135	59,422
Two to three years	35,941	1,107	37,048
Three to four years	34,893	1,008	35,901
Four to five years	12,138	1,008	13,146
Over five years	—	2,422	2,422
Total lease payments	$198,362	$17,402	$215,764
Less: imputed interest	(26,707)	(2,215)	(28,922)
Total operating lease liabilities	$171,655	$15,187	$186,842

Current operating lease liabilities	$49,597	$6,070	$55,667
Non-current operating lease liabilities	122,058	9,117	131,175
Total operating lease liabilities	$171,655	$15,187	$186,842

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$58,063	$6,603	$64,666
One to two years	55,515	5,697	61,212
Two to three years	43,400	2,797	46,197
Three to four years	35,200	959	36,159
Four to five years	26,244	959	27,203
Over five years	3,041	2,783	5,824
Total lease payments	$221,463	$19,798	$241,261
Less: imputed interest	(32,986)	(2,675)	(35,661)
Total operating lease liabilities	$188,477	$17,123	$205,600

Current operating lease liabilities	$45,131	$5,783	$50,914
Non-current operating lease liabilities	143,346	11,340	154,686
Total operating lease liabilities	$188,477	$17,123	$205,600

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2023		2022
Weighted average remaining lease term	3.6	years	4.0	years
Weighted average discount rate	7.91%		7.84%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for operating lease liabilities	$32,964	$28,860
Right-of-use assets obtained in exchange for new operating lease liabilities	6,234	60,772

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2023 are as follows (in thousands):

	2023	2026	MARAD
	Notes	Notes	Debt	Total
Less than one year	$30,000	$—	$8,538	$38,538
One to two years	—	—	8,965	8,965
Two to three years	—	200,000	9,412	209,412
Three to four years	—	—	9,882	9,882
Gross debt	30,000	200,000	36,797	266,797
Unamortized debt issuance costs (1)	(39)	(3,961)	(1,829)	(5,829)
Total debt	29,961	196,039	34,968	260,968
Less current maturities	(29,961)	—	(8,538)	(38,499)
Long-term debt	$—	$196,039	$26,430	$222,469
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of certain components of our indebtedness:

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and subsequently we entered into amendments to the credit agreement on July 1, 2022 and June 23, 2023 (collectively, the “Amended ABL Facility”). The Amended ABL Facility provides for a $120 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $30 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $20 million sub-limit for the issuance of letters of credit. As of June 30, 2023, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $102.5 million, net of $9.5 million of letters of credit issued under that facility.

We and certain of our U.S. and U.K. subsidiaries are the current borrowers under the Amended ABL Facility, whose obligations under the Amended ABL Facility are guaranteed by those borrowers and certain other U.S. and U.K. subsidiaries, excluding Cal Dive I – Title XI, Inc. (“CDI Title XI”), Helix Offshore Services Limited and certain other enumerated subsidiaries. Other subsidiaries may be added as guarantors of the facility in the future. The Amended ABL Facility is secured by all accounts receivable and designated deposit accounts of the U.S. borrowers and guarantors, and by substantially all of the assets of the U.K. borrowers and guarantors.

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

The Amended ABL Facility includes certain limitations on our ability to incur additional indebtedness, grant liens on assets, pay dividends and make distributions on equity interests, dispose of assets, make investments, repay certain indebtedness, engage in mergers, and other matters, in each case subject to certain exceptions. The Amended ABL Facility contains customary default provisions which, if triggered, could result in acceleration of all amounts then outstanding. The Amended ABL Facility requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if availability is less than the greater of 10% of the borrowing base or $12 million. The Amended ABL Facility also requires us to maintain a pro forma minimum excess availability of $30 million for the 91 days prior to the maturity of each of our outstanding convertible senior notes and for any portion of the Alliance earn-out payment to be made in cash.

The Amended ABL Facility also (i) limits the amount of permitted debt for the deferred purchase price of property not to exceed $50 million, and (ii) provides for potential pricing adjustments based on specific metrics and performance targets determined by us and Bank of America, as agent with respect to the Amended ABL Facility, related to environmental, social and governance (“ESG”) changes implemented by us in our business.

Convertible Senior Notes Due 2022 (“2022 Notes”)

We fully redeemed the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the three- and six-month periods ended June 30, 2022, total interest expense related to the 2022 Notes was $0.1 million and $0.6 million, respectively, primarily from coupon interest expense.

Convertible Senior Notes Due 2023 (“2023 Notes”)

The 2023 Notes bear interest at a coupon interest rate of 4.125% per annum payable semi-annually in arrears on March 15 and September 15 of each year until maturity. The 2023 Notes mature on September 15, 2023 unless earlier converted, redeemed or repurchased by us. The 2023 Notes are convertible by their holders at any time beginning March 15, 2023 at an initial conversion rate of 105.6133 shares of our common stock per $1,000 principal amount, which currently represents 3,168,399 potentially convertible shares at an initial conversion price of approximately $9.47 per share of common stock. Upon conversion, we have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof and in July 2023, we provided notice that we elect to pay in cash or a combination of cash and common stock to satisfy our conversion obligation upon conversion of any 2023 Notes between July 13, 2023 and September 15, 2023.

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

The effective interest rate for the 2023 Notes is 4.8%. For each of the three- and six-month periods ended June 30, 2023 and 2022, total interest expense related to the 2023 Notes was $0.3 million and $0.7 million, respectively, with coupon interest expense of $0.3 million and $0.6 million, respectively, and the amortization of debt issuance costs of $0.1 million for the six-month periods.

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

The effective interest rate for the 2026 Notes is 7.6%. For each of the three- and six-month periods ended June 30, 2023 and 2022, total interest expense related to the 2026 Notes was $3.7 million and $7.4 million, respectively, with coupon interest expense of $3.4 million and $6.8 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.6 million, respectively.

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

Other

In accordance with the Amended ABL Facility, the 2023 Notes, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of June 30, 2023, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense	$4,857	$5,034	$9,726	$10,341
Interest income	(629)	(235)	(1,311)	(368)
Net interest expense	$4,228	$4,799	$8,415	$9,973

Note 7 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and six-month periods ended June 30, 2023, we recognized income tax expense of $3.3 million and $1.3 million, respectively, resulting in effective tax rates of 31.8% and 40.1%, respectively. The effective tax rates for these periods were higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes. For the three- and six-month periods ended June 30, 2022, we recognized income tax expense of $1.4 million and $3.6 million, respectively, resulting in effective tax rates of (5.1)% and (5.2)%, respectively. For the three- and six-month periods ended June 30, 2022, our aggregate tax expense was greater than the aggregate tax benefit of our losses, resulting in negative effective tax rates.

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

The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program are expected to be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. During the six-month period ended June 30, 2023, we repurchased a total of 1,410,000 shares of our common stock for approximately $10.1 million or an average of $7.13 per share pursuant to the 2023 Repurchase Program.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended June 30, 2023
Short-term	$75,621	$38,069	$74,116	$—	$(26)	$187,780
Long-term	78,600	31,981	2,190	23,128	(14,862)	121,037
Total	$154,221	$70,050	$76,306	$23,128	$(14,888)	$308,817

Three months ended June 30, 2022
Short-term	$86,048	$25,852	$—	$—	$—	$111,900
Long-term	20,243	23,998	—	17,678	(11,207)	50,712
Total	$106,291	$49,850	$—	$17,678	$(11,207)	$162,612

Six months ended June 30, 2023
Short-term	$153,388	$73,274	$123,497	$—	$(26)	$350,133
Long-term	143,271	45,998	2,190	44,033	(26,724)	208,768
Total	$296,659	$119,272	$125,687	$44,033	$(26,750)	$558,901

Six months ended June 30, 2022
Short-term	$177,394	$46,989	$—	$—	$(635)	$223,748
Long-term	35,264	40,212	—	35,972	(22,459)	88,989
Total	$212,658	$87,201	$—	$35,972	$(23,094)	$312,737

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 4). Contract assets were $7.1 million as of June 30, 2023 and $6.3 million as of December 31, 2022. We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2023 and 2022.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 4). Contract liabilities totaled $23.6 million as of June 30, 2023 and $10.0 million as of December 31, 2022. Revenue recognized for the three- and six-month periods ended June 30, 2023 included $9.4 million and $8.0 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2022 included $3.5 million and and $5.8 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2023, $910.1 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $454.5 million, $453.1 million and $2.5 million in 2023, 2024 and 2025, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2023.

For the three-and six-month periods ended June 30, 2023 and 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 4). Our deferred contract costs totaled $38.2 million as of June 30, 2023 and $20.4 million as of December 31, 2022. For the three- and six-month periods ended June 30, 2023, we recorded $14.4 million and $19.1 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2022, we recorded $6.6 million and $11.2 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

Basic EPS is computed by dividing net income or loss by the weighted average shares of our common stock outstanding. The calculation of diluted EPS is similar to that for basic EPS, except that the denominator includes dilutive common stock equivalents and the numerator excludes the effects of dilutive common stock equivalents, if any. The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$7,100		$(29,699)
Less: Undistributed earnings allocated to participating securities	(12)		—
Net income (loss) available to common shareholders, basic	$7,088	150,791	$(29,699)	151,205

Diluted:
Net income (loss) available to common shareholders, basic	$7,088	150,791	$(29,699)	151,205
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,613	—	—
Net income (loss) available to common shareholders, diluted	$7,088	153,404	$(29,699)	151,205

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$1,935		$(71,730)
Less: Undistributed earnings allocated to participating securities	(3)		—
Net income (loss) available to common shareholders, basic	$1,932	151,275	$(71,730)	151,174

Diluted:
Net income (loss) available to common shareholders, basic	$1,932	151,275	$(71,730)	151,174
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,598	—	—
Net income (loss) available to common shareholders, diluted	$1,932	153,873	$(71,730)	151,174

We had net losses for the three- and six-month periods ended June 30, 2022. Accordingly, our diluted EPS calculation for these periods excluded any assumed exercise or conversion of common stock equivalents. These common stock equivalents were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Diluted shares (as reported)	151,205	151,174
Share-based awards	1,250	1,119
Total	152,455	152,293

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
2022 Notes	—	—	—	1,211
2023 Notes	3,168	3,168	3,168	3,168
2026 Notes	28,676	28,676	28,676	28,676

We have outstanding restricted stock units (“RSUs”) (Note 11) as well as post-closing earn-out consideration related to the Alliance acquisition (Note 3) that can each be settled in either cash or shares of our common stock or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

As of June 30, 2023, there were 3.5 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the six-month period ended June 30, 2023, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2023 (1)	RSU	506,436	$7.38	33% per year over three years
January 3, 2023 (1)	PSU	489,498	$9.26	100% on December 31, 2025
January 1, 2023 (2)	Restricted stock	9,210	$7.38	100% on January 1, 2025
April 1, 2023 (2)	Restricted stock	7,267	$7.74	100% on January 1, 2025
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees since 2020. For the three- and six-month periods ended June 30, 2023, $0.3 million and $0.6 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2022, $0.8 million and $1.4 million, respectively, were recognized as share-based compensation related to restricted stock.

Our performance share units (“PSUs”) granted prior to 2021 were settled solely in shares of our common stock and were accounted for as equity awards. Our PSUs granted beginning in January 2021 may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee of our Board and have been accounted for as equity awards. Those PSUs consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which component contains a service and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which component contains a service and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

For PSUs with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2022, $1.1 million and $2.1 million, respectively, were recognized as share-based compensation related to PSUs. In January 2023, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 369,938 PSUs granted in 2020 vested at 77%, representing 285,778 shares of our common stock with a total market value of $3.6 million.

Our currently outstanding RSUs may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2022, $0.2 million and $0.8 million, respectively, were recognized as compensation cost.

In 2023 and 2022, we granted fixed-value cash awards of $6.0 million and $5.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2022, $1.1 million and $2.1 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan (the “401(k) Plan”) in the U.S. as well as various other defined contribution plans globally. During the three- and six-month periods ended June 30, 2023, we made contributions to our defined contribution plans totaling $1.0 million and $2.1 million, respectively. During the three- and six-month periods ended June 30, 2022, we made contributions to our defined contribution plans totaling $0.7 million and $1.5 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of June 30, 2023, 1.2 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan, the 401(k) Plan and the ESPP, see Note 13 to our 2022 Form 10-K.

Note 12 — Business Segment Information

Through the second quarter 2022, we had three reportable business segments: Well Intervention, Robotics and Production Facilities. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. Beginning in the third quarter 2022 as a result of the Alliance acquisition (Note 3), we formed a new reportable business segment: Shallow Water Abandonment, which includes the assets, liabilities and operating results of Helix Alliance. All material intercompany transactions between the segments have been eliminated. See Note 2 for more information on our business segments.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues —
Well Intervention	$154,221	$106,291	$296,659	$212,658
Robotics	70,050	49,850	119,272	87,201
Shallow Water Abandonment	76,306	—	125,687	—
Production Facilities	23,128	17,678	44,033	35,972
Intercompany eliminations	(14,888)	(11,207)	(26,750)	(23,094)
Total	$308,817	$162,612	$558,901	$312,737

Income (loss) from operations —
Well Intervention	$3,380	$(22,548)	$(4,763)	$(54,306)
Robotics	17,467	9,666	22,561	11,146
Shallow Water Abandonment	19,762	—	26,584	—
Production Facilities	7,774	6,045	12,931	11,896
Segment operating income (loss)	48,383	(6,837)	57,313	(31,264)
Change in fair value of contingent consideration	(10,828)	—	(14,820)	—
Corporate, eliminations and other	(17,350)	(12,139)	(30,591)	(20,689)
Total	$20,205	$(18,976)	$11,902	$(51,953)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Well Intervention	$6,873	$3,893	$11,342	$7,743
Robotics	7,989	7,314	15,382	15,351
Shallow Water Abandonment	26	—	26	—
Total	$14,888	$11,207	$26,750	$23,094

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	June 30,	December 31,
	2023	2022
Well Intervention	$1,832,507	$1,796,269
Robotics	188,267	192,694
Shallow Water Abandonment	232,142	206,944
Production Facilities	120,025	136,382
Corporate and other	50,904	57,049
Total	$2,423,845	$2,389,338

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

In August 2022, we acqured from MP Gulf of Mexico, LLC (“MP GOM”), a joint venture controlled by Murphy Exploration & Production Company – USA, all of MP GOM’s 62.5% interest in the Thunder Hawk Field, in exchange for the assumption of MP GOM’s abandonment obligations (initially estimated at $23.6 million). Our AROs also include P&A costs associated with our Droshky oil and gas properties (Note 4). The following table describes the changes in our AROs (in thousands):

	2023	2022
AROs at January 1,	$51,956	$29,658
Accretion expense	2,364	1,303
AROs at June 30,	$54,320	$30,961

Note 14 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels expiring in February 2025 and February 2027, respectively, with options to extend. Our Robotics segment has vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the Glomar Wave, the Horizon Enabler and the Siem Topaz. Our time charter agreements for the Grand Canyon II and Grand Canyon III vessels expire in December 2027 and May 2028, respectively, with options to renew the Grand Canyon III. Our time charter agreement for the Shelia Bordelon in the Gulf of Mexico expires in June 2024. In January 2023, we entered into a three-year charter agreement for the Glomar Wave in the North Sea with options to extend. Our charter agreements for the Horizon Enabler in the North Sea and the Siem Topaz in Asia Pacific are short-term in nature.

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

We are currently involved in several lawsuits filed by current and former offshore employees seeking overtime compensation. These suits are brought as collective actions and are in various stages of litigation in federal district courts. We appealed one such lawsuit to the United States Supreme Court, which issued a ruling adverse to us in the first quarter 2023 that has implications for similar lawsuits in which we are involved. In a separate lawsuit, during the third quarter 2022 the United States Court of Appeals for the Fifth Circuit issued an adverse ruling that is likely to have implications for other similar lawsuits in which we are involved. We continue to vigorously defend these lawsuits, and notwithstanding that we believe we retain valid defenses, we have established a liability in each of these matters. The final outcome of these matters remains uncertain, and the ultimate liability to us could be more or less than the liability established.

Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Interest paid	$8,616	$9,550
Income taxes paid (1)	4,243	4,381
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions totaled $0.1 million at June 30, 2023 and $0.3 million at December 31, 2022.

Note 16 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2023	2022
Balance at January 1,	$2,277	$1,477
Additions (1)	689	86
Balance at June 30,	$2,966	$1,563
(1)	Additions in allowance for credit losses reflect credit loss reserves during the respective periods.

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	57,574	57,574

Contingent consideration liability related to the Alliance acquisition (Note 3) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period. The fair value of the estimated contingent consideration is determined based on our evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of Helix Alliance. The Monte Carlo simulation model is used to calculate the estimated earn-out payment, which is then discounted to present value based on the expected payment date of the contingent consideration. The changes in the fair value of contingent consideration are as follows (in thousands):

2023
Balance at January 1,	$42,754
Change in fair value	14,820
Balance at June 30,	$57,574

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2023 Notes (mature September 2023)	$30,000	$30,097	$30,000	$31,149
2026 Notes (mature February 2026)	200,000	265,598	200,000	277,014
MARAD Debt (matures February 2027)	36,797	36,912	40,913	40,940
Total debt	$266,797	$332,607	$270,913	$349,103
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 6 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2023 Notes, the 2026 Notes and the MARAD Debt was determined using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;

●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate acquisitions, joint ventures or other transactions;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our ESG initiatives and the successes thereon or regarding our environmental efforts, including greenhouse gas emissions targets;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, or the determination not to pursue or effect such initiatives;
●	the results of acquired properties;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by suppliers, customers and partners;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;

●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2022 Form 10-K.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of existing oil and gas reserves, supporting renewable energy developments and decommissioning end-of-life oil and gas fields. Our well intervention fleet includes seven purpose-built well intervention vessels and 12 intervention systems. Our robotics equipment includes 39 work-class ROVs, seven trenchers and the IROV boulder grab. We charter robotics support vessels on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties. On July 1, 2022, we completed our acquisition of Alliance and in the third quarter 2022 formed a new reporting segment comprised of the Helix Alliance business. Our new Shallow Water Abandonment segment includes nine liftboats, six OSVs, three DSVs, one heavy lift derrick barge, one crew boat, 15 marketable P&A systems (with the ability to scale up to 20 systems) and six coiled tubing systems.

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

Oil prices reached ten-year highs during the middle of 2022 and have since experienced moderate declines and volatility. Global demand for oil continues to recover as supply has been impacted by regional conflicts and decisions by members of the Organization of Petroleum Exporting Countries (“OPEC) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) related to production. We expect the current market conditions will maintain continued customer spending for the industry. Despite the current commodity price environment, there remain headwinds to commodity price stability, including those regional conflicts, further OPEC+ decisions, high inflation and in particular governments’ and central banks’ efforts to control inflation, which may taper economic growth, various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy, and the impact of market confidence in light of turmoil within the banking industry. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

We are subject to the effects of changing prices. Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates have risen significantly since 2021. Although we may be able to mitigate our exposure to price increases through the rates we charge, we bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. While the cost outlook is not certain, we believe that we can manage these inflationary pressures by through the rates we charge and by actively pursuing internal cost management efforts. However, competitive market pressures may affect our ability to recoup these price increases through our rates, which may result in reductions in our operating margins and cash flows. The recent high inflation rates seen in various major economies have resulted in central banks’ tightening of monetary policies. These concerns have contributed to stock market volatility as well as higher interest rates, which could provide a strained macroeconomic outlook and in turn affect energy markets.

We maximize production of existing oil and gas reserves for our customers primarily in our Well Intervention segment. Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, rig utilization rates, the day rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our assets and services.

Over the near-term, we are seeing oil and gas companies investing in new long-cycle exploration projects in addition to maintaining and/or increasing production from their existing reserves. As historically production enhancement through well intervention is less expensive per incremental barrel of oil than exploration, we expect oil and gas companies to continue to focus on optimizing production of their existing subsea wells. We expect the fundamentals for our business will remain favorable over the longer term as the need to prolong well life in oil and gas production is the primary driver of demand for our production enhancement services. This expectation is based on multiple factors, including (1) maintaining the optimal production of a well through enhancement is fundamental to maximizing the overall economics of well production; (2) our services offer commercially viable alternatives for reducing the finding and development costs of reserves as compared to new drilling; and (3) extending the production of offshore wells not only maximizes a well’s production economics but also enables the financial benefit of delaying P&A costs, which can be substantial.

We support the energy transition to renewables through our services in offshore wind farm developments, primarily including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects. We expect growth in our renewables services as the energy market transitions to continued renewable energy developments.

Once end-of-life oil and gas wells have depleted their production, we decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. As the subsea tree base expands and ages and customers shift resources to renewable energy, the demand for P&A services should persist. Our operations service the life cycle of an oil and gas field and provide P&A and decommissioning services at the end of the life of a field as required by governmental regulations, and we believe that we have a competitive advantage in performing these services efficiently.

The COVID-19 pandemic resulted in unprecedented market dynamics and challenges to us, including contributing significantly to oil and gas price volatility and increased costs related to our supply chain, logistics and human capital resources. Although the World Health Organization ended the global public health emergency status for COVID-19 in May 2023, we could experience either a resurgence of COVID-19 or a new pandemic that could significantly impact economic activity, our customers’ willingness to commit to future spending, access to and use of capital, supply chains, inflation and human capital resources.

Backlog

We define backlog as firm commitments represented by signed contracts. As of June 30, 2023, our consolidated backlog totaled approximately $910 million, of which $455 million is expected to be performed over the remainder of 2023. Our various contracts with Shell globally, our contracts with Trident and Petrobras in Brazil, our contracts with Repsol globally, and our agreement for the HP I in the Gulf of Mexico represented approximately 57% of our total backlog as of June 30, 2023. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$7,100	$(29,699)	$1,935	$(71,730)
Adjustments:
Income tax provision	3,312	1,434	1,294	3,574
Net interest expense	4,228	4,799	8,415	9,973
Other expense, net	5,740	13,471	2,296	17,352
Depreciation and amortization	39,227	33,158	76,764	66,646
Gain on equity investment	—	(8,184)	—	(8,184)
EBITDA	59,607	14,979	90,704	17,631
Adjustments:
Gain on disposition of assets, net	—	—	(367)	—
Acquisition and integration costs	309	1,587	540	1,587
Change in fair value of contingent consideration	10,828	—	14,820	—
General provision for current expected credit losses	548	193	689	67
Adjusted EBITDA	$71,292	$16,759	$106,386	$19,285

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities	$26,109	$(23,254)
Less: Capital expenditures, net of proceeds from sale of assets	(7,555)	(2,187)
Free Cash Flow	$18,554	$(25,441)

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Long-term debt including current maturities	$260,968	$264,075
Less: Cash and cash equivalents and restricted cash	(182,651)	(189,111)
Net Debt	$78,317	$74,964

Comparison of Three Months Ended June 30, 2023 and 2022

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

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$154,221	$106,291	$47,930	45%
Robotics	70,050	49,850	20,200	41%
Shallow Water Abandonment	76,306	—	76,306	100%
Production Facilities	23,128	17,678	5,450	31%
Intercompany eliminations	(14,888)	(11,207)	(3,681)
	$308,817	$162,612	$146,205	90%

Gross profit (loss) —
Well Intervention	$6,974	$(19,336)	$26,310	136%
Robotics	19,524	11,597	7,927	68%
Shallow Water Abandonment	20,992	—	20,992	100%
Production Facilities	8,654	6,687	1,967	29%
Corporate, eliminations and other	(795)	(302)	(493)
	$55,349	$(1,354)	$56,703	4,188%

Gross margin —
Well Intervention	5%	(18)%
Robotics	28%	23%
Shallow Water Abandonment	28%	—%
Production Facilities	37%	38%
Total company	18%	(1)%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 84%	7 / 67%
Robotics assets (3)	46 / 58%	45 / 53%
Chartered Robotics vessels	6 / 96%	5 / 94%
Shallow Water Abandonment vessels (4)	20 / 78%	— / —%
Shallow Water Abandonment systems (5)	21 / 81%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended June 30, 2023 and 2022 included 113 and 116 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A systems and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2023	2022	(Decrease)
Well Intervention	$6,873	$3,893	$2,980
Robotics	7,989	7,314	675
Shallow Water Abandonment	26	—	26
	$14,888	$11,207	$3,681

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2023 increased by 90% as compared to the same period in 2022, reflecting higher revenues across our business segments.

Our Well Intervention revenues increased by 45% for the three-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues in the North Sea and Brazil as well as on the Q7000, offset in part by lower utilization on the Q4000 as the vessel commenced its scheduled regulatory dry dock during the second quarter 2023. Revenues in the North Sea improved with stronger utilization and rates as compared to the second quarter 2022. Revenues in Brazil increased primarily due to higher rates as both the Siem Helix 1 and the Siem Helix 2 commenced long-term contracts with improved rates at the end of 2022. During the second quarter 2023, the Q7000 recognized revenues over approximately 27 days following its paid transit and mobilization to Asia Pacific as compared to minimal utilization before conducting its scheduled regulatory maintenance during the remainder of the quarter in 2022.

Our Robotics revenues increased by 41% for the three-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher utilization and rates on vessels, ROVs and trenchers. Chartered vessel days and utilization increased to 435 days and 96%, respectively, during the second quarter 2023 as compared to 370 days and 94%, respectively, during the second quarter 2022. ROV and trencher utilization increased to 58% in the second quarter 2023 from 53% during the second quarter 2022 and included 194 days of integrated vessel trenching in the second quarter 2023 as compared to 81 days in the second quarter 2022. Also included in the second quarter 2023 were 58 days of stand-alone trencher activities on the i-Plough trencher and 83 days of utilization on the IROV boulder grab, both of which were acquired subsequent to the second quarter 2022.

Our Shallow Water Abandonment revenues for the three-month period ended June 30, 2023 reflected revenues generated by Helix Alliance as a result of the Alliance acquisition on July 1, 2022 (Note 3) with 78% utilization across 20 vessels and 1,554 days of utilization across 21 P&A and coiled tubing systems during the quarter.

Our Production Facilities revenues for the three-month period ended June 30, 2023 increased by 31% as compared to the same period in 2022, primarily reflecting higher oil and gas production with the contribution from our interest in the Thunder Hawk Field acquired during the third quarter 2022, offset in part by lower commodity prices realized on our Droshky wells during the second quarter 2023 as compared to the second quarter 2022.

Gross Profit (Loss). Our consolidated gross profit was $55.3 million for the three-month period ended June 30, 2023 as compared to consolidated gross loss of $1.4 million for the same period in 2022, primarily reflecting increased segment profitability as well as the addition of Shallow Water Abandonment segment.

Our Well Intervention gross profit for the three-month period ended June 30, 2023 was $7.0 million as compared to a gross loss of $19.3 million for the same period in 2022, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $7.9 million for the three-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues due to increased activities.

Our Shallow Water Abandonment gross profit for the three-month period ended June 30, 2023 reflected results from Helix Alliance.

Our Production Facilities gross profit increased by $2.0 million for the three-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues.

Acquisition and Integration Costs. Our acquisition and integration costs decreased by $1.3 million for the three-month period ended June 30, 2023 as compared to the same period in 2022, reflecting lower spend towards the late stage of the Alliance integration process.

Change in Fair Value of Contingent Consideration. The $10.8 million change in fair value of contingent consideration for the three-month period ended June 30, 2023 reflected an increase in the estimated Alliance acquisition earn-out consideration primarily due to an improved outlook for Helix Alliance’s 2023 results (Notes 3 and 17).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $24.0 million for the three-month period ended June 30, 2023 as compared to $16.0 million for the same period in 2022, primarily reflecting higher employee compensation costs.

Equity in Earnings of Investment. Equity in earnings of investment was $8.2 million for the three-month period ended June 30, 2022 primarily reflecting gains recognized as a result of the sale of the “Independence Hub” platform.

Net Interest Expense. Our net interest expense totaled $4.2 million for the three-month period ended June 30, 2023 as compared to $4.8 million for the same period in 2022, primarily reflecting the increase in interest income and the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $5.7 million for the three-month period ended June 30, 2023, primarily reflecting an $11.7 million foreign currency loss related to the devaluation of the Nigerian naira on our naira cash holdings during the second quarter 2023, offset in part by foreign currency gains due to the strengthening of the British pound. Net other expense was $13.5 million for the three-month period ended June 30, 2022, primarily reflecting foreign currency losses due to the weakening of the British pound.

Income Tax Provision. Income tax provision was $3.3 million for the three-month period ended June 30, 2023 as compared to $1.4 million for the same period in 2022. The effective tax rates for the three-month periods ended June 30, 2023 and 2022 were 31.8% and (5.1)%, respectively. These variances were primarily attributable to non-deductible expenses, non-creditable foreign income taxes and losses for which no financial statement benefits have been recognized (Note 7).

Comparison of Six Months Ended June 30, 2023 and 2022

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

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$296,659	$212,658	$84,001	40%
Robotics	119,272	87,201	32,071	37%
Shallow Water Abandonment	125,687	—	125,687	100%
Production Facilities	44,033	35,972	8,061	22%
Intercompany eliminations	(26,750)	(23,094)	(3,656)
	$558,901	$312,737	$246,164	79%

Gross profit (loss) —
Well Intervention	$2,612	$(47,782)	$50,394	105%
Robotics	26,531	15,117	11,414	76%
Shallow Water Abandonment	28,490	—	28,490	100%
Production Facilities	14,437	13,296	1,141	9%
Corporate, eliminations and other	(1,537)	(594)	(943)
	$70,533	$(19,963)	$90,496	453%

Gross margin —
Well Intervention	1%	(22)%
Robotics	22%	17%
Shallow Water Abandonment	23%	—%
Production Facilities	33%	37%
Total company	13%	(6)%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 82%	7 / 67%
Robotics assets (3)	46 / 57%	45 / 44%
Chartered Robotics vessels	6 / 94%	6 / 92%
Shallow Water Abandonment vessels (4)	20 / 68%	— / —%
Shallow Water Abandonment systems (5)	21 / 74%	— / —%
(1)	Represents the number of vessels, Robotics assets or marketable Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or marketable Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the six-month periods ended June 30, 2023 and 2022 included 126 and 252 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of marketable P&A systems and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2023	2022	(Decrease)
Well Intervention	$11,342	$7,743	$3,599
Robotics	15,382	15,351	31
Shallow Water Abandonment	26	—	26
	$26,750	$23,094	$3,656

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2023 increased by 79% as compared to the same period in 2022, reflecting higher revenues across our business segments.

Our Well Intervention revenues increased by 40% for the six-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues in the North Sea and Brazil, offset in part by lower revenues in the Gulf of Mexico and on the Q7000. Revenues in the North Sea improved with stronger utilization and rates as compared to the six-month period ended June 30, 2022. Revenues in Brazil increased primarily due to higher rates as both the Siem Helix 1 and the Siem Helix 2 commenced long-term contracts with improved rates at the end of 2022. Revenues in the Gulf of Mexico decreased primarily due to lower utilization on the Q4000 and the Q5000 as both vessels have their scheduled regulatory dry dock in 2023. This revenue decrease was partially offset by improved day rates on the Q4000. Lower revenues on the Q7000 were primarily attributable to revenue deferrals on 92 days of paid transit and mobilization to Asia Pacific, which was partially recognized over approximately 27 operational days during the six-month period ended June 30, 2023. This revenue decrease was partially offset by higher utilization as the Q7000 had 53 days of dry dock during the first quarter 2023 whereas the vessel had minimal utilization before conducting its scheduled regulatory maintenance during the second quarter 2022.

Our Robotics revenues increased by 37% for the six-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher utilization and rates on vessels, ROVs and trenchers. Chartered vessel days and utilization increased to 730 days and 94%, respectively, during the six-month period ended June 30, 2023 as compared to 693 days and 92%, respectively, during the six-month period ended June 30, 2022. ROV and trencher utilization increased to 57% in the six-month period ended June 30, 2023 from 44% during the six-month period ended June 30, 2022 and included 260 days of integrated vessel trenching in 2023 as compared to 147 days in 2022. Also included in the six-month period ended June 30, 2023 were 148 days of stand-alone trencher activities on the i-Plough trencher and 83 days of utilization on the IROV boulder grab, both of which were acquired subsequent to the second quarter 2022.

Our Shallow Water Abandonment revenues for the six-month period ended June 30, 2023 reflected revenues generated by Helix Alliance as a result of the Alliance acquisition on July 1, 2022 (Note 3) with 68% utilization across 20 vessels and 2,831 days of utilization across 21 P&A systems and coiled tubing systems during the six-month period ended June 30, 2023.

Our Production Facilities revenues for the six-month period ended June 30, 2023 increased by 22% as compared to the same period in 2022, primarily reflecting higher oil and gas production with the contribution from our interest in the Thunder Hawk Field acquired during the third quarter 2022.

Gross Profit (Loss). Our consolidated gross profit was $70.5 million for the six-month period ended June 30, 2023 as compared to consolidated gross loss of $20.0 million for the same period in 2022, primarily reflecting increased segment profitability as well as the addition of Shallow Water Abandonment segment.

Our Well Intervention gross profit for the six-month period ended June 30, 2023 was $2.6 million as compared to a gross loss of $47.8 million for the same period in 2022, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $11.4 million for the six-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues due to increased activities.

Our Shallow Water Abandonment gross profit for the six-month period ended June 30, 2023 reflected results from Helix Alliance.

Our Production Facilities gross profit increased by $1.1 million for the six-month period ended June 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues.

Acquisition and Integration Costs. Our acquisition and integration costs decreased by $1.0 million for the six-month period ended June 30, 2023 as compared to the same period in 2022, reflecting lower spend towards the late stage of the Alliance integration process.

Change in Fair Value of Contingent Consideration. The $14.8 million change in fair value of contingent consideration for the six-month period ended June 30, 2023 reflected an increase in the estimated Alliance acquisition earn-out consideration primarily due to an improved outlook for Helix Alliance’s 2023 results (Notes 3 and 17).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $43.6 million for the six-month period ended June 30, 2023 as compared to $30.4 million for the same period in 2022, primarily reflecting higher employee compensation costs.

Equity in Earnings of Investment. Equity in earnings of investment was $8.2 million for the six-month period ended June 30, 2022 primarily reflecting gains recognized as a result of the sale of the “Independence Hub” platform.

Net Interest Expense. Our net interest expense totaled $8.4 million for the six-month period ended June 30, 2023 as compared to $10.0 million for the same period in 2022, primarily reflecting the increase in interest income and the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $2.3 million for the six-month period ended June 30, 2023, primarily reflecting a $13.2 million foreign currency loss related to the devaluation of the Nigerian naira on our naira cash holdings during the six-month period ended June 30, 2023, offset in part by foreign currency gains due to the strengthening of the British pound. Net other expense was $17.4 million for the six-month period ended June 30, 2022, primarily reflecting foreign currency losses due to the weakening of the British pound.

Income Tax Provision. Income tax provision was $1.3 million for the six-month period ended June 30, 2023 as compared to $3.6 million for the same period in 2022. The effective tax rates for the six-month periods ended June 30, 2023 and 2022 were 40.1% and (5.2)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2023	2022
Net working capital	$129,298	$162,634
Long-term debt	222,469	225,875
Liquidity	285,173	284,729

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes current maturities of long-term debt. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $38.5 million at June 30, 2023 and $38.2 million at December 31, 2022. See Note 6 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at June 30, 2023 included $182.7 million of cash and cash equivalents and $102.5 million of available borrowing capacity under the Amended ABL Facility (Note 6). Our liquidity at December 31, 2022 included $186.6 million of cash and cash equivalents and $98.1 million of available borrowing capacity under the Amended ABL Facility and excluded $2.5 million of restricted cash. As of June 30, 2023, we had approximately $16.2 million in Nigerian naira, which has been subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date limited our ability to convert our Nigerian naira into U.S. dollars.

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

On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program are expected to be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. During the six-month period ended June 30, 2023, we repurchased a total of 1,410,000 shares of our common stock for approximately $10.1 million pursuant to the 2023 Repurchase Program.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$26,109	$(23,254)
Investing activities	(7,555)	5,653
Financing activities	(15,070)	(40,319)

Operating Activities

The increase in our operating cash flows for the six-month period ended June 30, 2023 as compared to the same period in 2022 primarily reflects higher earnings, offset in part by higher regulatory recertification costs for our vessels and systems and higher working capital outflows. Regulatory recertification spend on our vessels and systems amounted to $41.3 million and $15.7 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the six-month periods ended June 30, 2023 and 2022 reflect higher capital expenditures as a result of increased activity levels.

Financing Activities

Net cash outflows from financing activities for the six-month period ended June 30, 2023 primarily reflect the $10.1 million repurchase of our common stock under the 2023 Repurchase Program and the principal repayment of $4.1 million related to the MARAD Debt. Net cash outflows from financing activities for the six-month period ended June 30, 2022 primarily reflect the principal repayment of $3.9 million related to the MARAD Debt and $35 million related to the 2022 Notes (Note 6).

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations, including the payment of the Alliance earn-out consideration to the seller in the Alliance transaction.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of June 30, 2023 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of June 30, 2023. Our 2023 Notes and 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. Although upon conversion these notes are able to be settled in either cash or shares, we intend to settle their principal amounts in cash (Note 6).

	Total	Short-Term	Long-Term
MARAD debt	$36,797	$8,538	$28,259
2023 Notes	30,000	30,000	—
2026 Notes	200,000	—	200,000
Interest related to debt	41,173	15,953	25,220
Property and equipment	14,532	14,532	—
Operating leases (1)	362,289	116,165	246,124
Earn-out consideration (2)	57,574	57,574	—
Total cash obligations	$742,365	$242,762	$499,603
(1)	Operating leases include vessel charters and facility and equipment leases. At June 30, 2023, our commitment related to long-term vessel charters totaled approximately $340.7 million, of which $142.3 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2023.
(2)	As part of the Alliance acquisition, we are required to make the earn-out payment in 2024 to the extent the Helix Alliance business exceeds certain financial metrics in 2022 and 2023 (Note 3). Amount reflects the estimated fair value of the earn-out as of June 30, 2023 although the final earn-out payable is not capped.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 13). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $45.0 million (undiscounted) for Thunder Hawk Field oil and gas properties and $33.5 million (undiscounted) for Droshky oil and gas properties as of June 30, 2023, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2023, we recorded foreign currency translation gains of $20.7 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as the related undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and six-month periods ended June 30, 2023, we recorded net foreign currency losses of $5.7 million and $2.3 million, respectively, primarily reflecting foreign currency losses of $11.7 million and $13.2 million, respectively, related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities.

Interest Rate Risk. In order to maintain a cost-effective capital structure, we borrow funds using a mix of fixed and variable rate debt. For variable rate debt, changes in interest rates could affect our future interest expense and cash flows. Alternatively for fixed rate debt, changes in interest rates may not affect our interest expense, but could result in changes in the fair value of the debt instrument prior to maturity. We currently have no exposure to interest rate risks as we have no outstanding debt subject to floating rates. However, we are subject to risks upon refinancing our debt.

Commodity Price Risk. We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production in our Production Facilities business. Prices are volatile and unpredictable and are dependent on many factors beyond our control. See Item 1A. Risk Factors in our 2022 Form 10-K for a list of factors affecting oil and gas prices.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in Note (3) to the unaudited condensed consolidated financial statements, we acquired Alliance on July 1, 2022. Helix Alliance’s total revenues constituted approximately 22.5% of total consolidated revenues as shown on our condensed consolidated statement of operations for the six-month period ended June 30, 2023. Helix Alliance’s total assets constituted approximately 9.6% of total consolidated assets as shown on our condensed consolidated balance sheet as of June 30, 2023. We excluded Helix Alliance’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As of July 1, 2023, Helix Alliance’s accounting systems were converted and integrated into Helix’s accounting systems.

(b)  Changes in internal control over financial reporting. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 — Litigation to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended June 30, 2023 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
April 1 to April 30, 2023	—	$—	—	$195,017
May 1 to May 31, 2023	750,000	6.77	750,000	189,941
June 1 to June 30, 2023	—	—	—	189,941
	750,000	$6.77	750,000
(1)	Shares purchased in May 2023 relate to repurchases made in open-market transactions pursuant to the 2023 Repurchase Program as described in footnote (3) below.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans. See Note 8 to this Quarterly Report on Form 10-Q and Note 10 to our 2022 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended June 30, 2023, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1

Amendment No. 2, dated as of June 23, 2023, to Loan, Security and Guaranty Agreement dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Alliance Offshore, L.L.C., Triton Diving Services, LLC, Alliance Energy Services, LLC, Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders, as previously amended.

Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2023 (001-32936)
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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: July 27, 2023	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)