Form 10-Q
period 2023-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2023-10-25
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 20, 2023, 150,711,229 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,370	$186,604
Restricted cash	—	2,507
Accounts receivable, net of allowance for credit losses of $3,297 and $2,277, respectively	308,023	212,779
Other current assets	78,584	58,699
Total current assets	554,977	460,589
Property and equipment	3,049,952	3,016,312
Less accumulated depreciation	(1,475,042)	(1,374,697)
Property and equipment, net	1,574,910	1,641,615
Operating lease right-of-use assets	181,610	197,849
Deferred recertification and dry dock costs, net	75,778	38,778
Other assets, net	47,477	50,507
Total assets	$2,434,752	$2,389,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,217	$135,267
Accrued liabilities	178,118	73,574
Current maturities of long-term debt	8,749	38,200
Current operating lease liabilities	61,191	50,914
Total current liabilities	390,275	297,955
Long-term debt	218,508	225,875
Operating lease liabilities	129,455	154,686
Deferred tax liabilities	105,823	98,883
Other non-current liabilities	60,173	95,230
Total liabilities	904,234	872,629
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,706 and 151,935 shares issued, respectively	1,290,940	1,298,740
Retained earnings	340,783	323,288
Accumulated other comprehensive loss	(101,205)	(105,319)
Total shareholders’ equity	1,530,518	1,516,709
Total liabilities and shareholders’ equity	$2,434,752	$2,389,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$395,670	$272,547	$954,571	$585,284
Cost of sales	315,125	233,332	803,493	566,032
Gross profit	80,545	39,215	151,078	19,252
Gain on disposition of assets, net	—	—	367	—
Acquisition and integration costs	—	(762)	(540)	(2,349)
Change in fair value of contingent consideration	(16,499)	(2,664)	(31,319)	(2,664)
Selling, general and administrative expenses	(27,818)	(23,563)	(71,456)	(53,966)
Income (loss) from operations	36,228	12,226	48,130	(39,727)
Equity in earnings of investment	—	78	—	8,262
Net interest expense	(4,152)	(4,644)	(12,567)	(14,617)
Other expense, net	(8,257)	(20,271)	(10,553)	(37,623)
Royalty income and other	78	348	2,116	3,286
Income (loss) before income taxes	23,897	(12,263)	27,126	(80,419)
Income tax provision	8,337	6,500	9,631	10,074
Net income (loss)	$15,560	$(18,763)	$17,495	$(90,493)

Earnings (loss) per share of common stock:
Basic	$0.10	$(0.12)	$0.12	$(0.60)
Diluted	$0.10	$(0.12)	$0.11	$(0.60)

Weighted average common shares outstanding:
Basic	150,550	151,331	151,031	151,226
Diluted	153,622	151,331	153,936	151,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$15,560	$(18,763)	$17,495	$(90,493)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(16,603)	(33,453)	4,114	(79,939)
Other comprehensive income (loss), net of tax	(16,603)	(33,453)	4,114	(79,939)
Comprehensive income (loss)	$(1,043)	$(52,216)	$21,609	$(170,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928
Net income	—	—	15,560	—	15,560
Foreign currency translation adjustments	—	—	—	(16,603)	(16,603)
Settlement of convertible debt conversion	—	(415)	—	—	(415)
Repurchases of common stock	(174)	(1,939)	—	—	(1,939)
Activity in company stock plans, net and other	70	481	—	—	481
Share-based compensation	—	1,506	—	—	1,506
Balance, September 30, 2023	150,706	$1,290,940	$340,783	$(101,205)	$1,530,518

Balance, June 30, 2022	151,714	$1,295,016	$339,342	$(102,568)	$1,531,790
Net loss	—	—	(18,763)	—	(18,763)
Foreign currency translation adjustments	—	—	—	(33,453)	(33,453)
Activity in company stock plans, net and other	94	274	—	—	274
Share-based compensation	—	2,006	—	—	2,006
Balance, September 30, 2022	151,808	$1,297,296	$320,579	$(136,021)	$1,481,854

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net income	—	—	17,495	—	17,495
Foreign currency translation adjustments	—	—	—	4,114	4,114
Settlement of convertible debt conversion	—	(415)	—	—	(415)
Repurchases of common stock	(1,584)	(12,068)	—	—	(12,068)
Activity in company stock plans, net and other	355	185	—	—	185
Share-based compensation	—	4,498	—	—	4,498
Balance, September 30, 2023	150,706	$1,290,940	$340,783	$(101,205)	$1,530,518

Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469
Net loss	—	—	(90,493)	—	(90,493)
Foreign currency translation adjustments	—	—	—	(79,939)	(79,939)
Activity in company stock plans, net and other	684	(673)	—	—	(673)
Share-based compensation	—	5,490	—	—	5,490
Balance, September 30, 2022	151,808	$1,297,296	$320,579	$(136,021)	$1,481,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$17,495	$(90,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120,013	102,590
Amortization of debt issuance costs	1,840	1,744
Share-based compensation	4,765	5,630
Deferred income taxes	6,940	2,876
Equity in earnings of investment	—	(8,262)
Gain on disposition of assets, net	(367)	—
Unrealized foreign currency loss	11,587	38,374
Change in fair value of contingent consideration	31,319	2,664
Changes in operating assets and liabilities:
Accounts receivable, net	(96,027)	(50,268)
Other current assets	(16,774)	(19,888)
Income tax payable, net of income tax receivable	(2,518)	1,818
Accounts payable and accrued liabilities	31,142	42,953
Deferred recertification and dry dock costs, net	(59,216)	(25,583)
Other, net	7,521	(2,759)
Net cash provided by operating activities	57,720	1,396

Cash flows from investing activities:
Alliance acquisition, net of cash acquired	—	(112,625)
Capital expenditures	(16,165)	(4,990)
Distribution from equity investment, net	—	7,840
Proceeds from sale of assets	365	—
Net cash used in investing activities	(15,800)	(109,775)

Cash flows from financing activities:
Payments related to convertible senior notes	(30,415)	(35,000)
Repayment of MARAD Debt	(8,333)	(7,937)
Debt issuance costs	(236)	(550)
Repurchases of common stock	(11,988)	—
Payments related to tax withholding for share-based compensation	(1,385)	(1,525)
Proceeds from issuance of ESPP shares	982	575
Net cash used in financing activities	(51,375)	(44,437)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11,286)	(9,537)
Net decrease in cash and cash equivalents and restricted cash	(20,741)	(162,353)
Cash and cash equivalents and restricted cash:
Balance, beginning of year	189,111	327,127
Balance, end of period	$168,370	$164,774

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our balance sheet as of December 31, 2022 included herein has been derived from the audited balance sheet as of December 31, 2022 included in our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2022 Form 10-K.

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

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to efficiently enhance and extend the lives of existing oil and gas reserves; we also offer an alternative to take over end-of-life reserves in preparation for their abandonment;
●	Decommissioning — we are a full-field abandonment contractor and believe that regulatory push for plug and abandonment (“P&A”) and transition to renewable energy will facilitate the continued growth of the abandonment market; and
●	Renewable energy support — we are an established global leader in jet trenching and provide specialty support services to offshore wind farm developments, including boulder removal and unexploded ordnance clearance.

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

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of clean and reliable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and the IROV on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of Mexico shelf, including offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems and coiled tubing systems. During the third quarter 2023, we acquired assets primarily consisting of five operable P&A systems for total consideration of $17.6 million including $6.0 million in cash in addition to credits towards future services offered by us.

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

The aggregate purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million of cash on hand and the acquisition-date estimated fair value of $26.7 million of contingent consideration related to the post-closing earn-out consideration. The earn-out is payable in 2024 to the seller in the Alliance transaction in either cash or shares of our common stock pursuant to the terms of an Equity Purchase Agreement (the “Equity Purchase Agreement”) dated May 16, 2022. The earn-out is not capped and is calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement. As of September 30, 2023, the estimated fair value of contingent earn-out consideration increased to $74.1 million and is reported in “Accrued liabilities” in the accompanying condensed consolidated balance sheet (Note 4). This increase reflects the improvements in Helix Alliance’s financial results to date as compared to the projections made at the time of the Alliance acquisition. The earn-out is to be paid in the first half of 2024 and the final amount could change based on the ultimate financial performance of Helix Alliance.

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

The following table summarizes the pro forma results of Helix and Alliance (in thousands):

Nine Months Ended
September 30,
2022
Revenues	$665,021
Net loss	(82,282)

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaids	$32,897	$26,609
Contract assets (Note 9)	4,901	6,295
Deferred costs (Note 9)	29,600	13,969
Other	11,186	11,826
Total other current assets	$78,584	$58,699

Other assets, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 9)	1,672	6,432
Other receivable (2)	26,653	24,827
Intangible assets with finite lives, net	4,533	4,465
Other	2,075	2,239
Total other assets, net	$47,477	$50,507
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and related benefits	$59,273	$41,339
Accrued interest	2,001	6,306
Income tax payable	386	479
Deferred revenue (Note 9)	18,635	9,961
Contingent consideration (Note 17)	74,073	—
Other (1)	23,750	15,489
Total accrued liabilities	$178,118	$73,574
(1)	Amount as of September 30, 2023 includes $9.0 million in credits toward future services offered by us in exchange for the purchase of P&A equipment in the third quarter 2023 (Note 2).

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Asset retirement obligations (Note 13)	$55,542	$51,956
Contingent consideration (Note 17)	—	42,754
Other (1)	4,631	520
Total other non-current liabilities	$60,173	$95,230
(1)	Amount as of September 30, 2023 includes $2.6 million in credits toward future services offered by us in exchange for the purchase of P&A equipment in the third quarter 2023 (Note 2).

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. Our operating lease additions during the nine-month period ended September 30, 2023 are primarily related to the vessel charters for the Glomar Wave and the Horizon Enabler (Note 14). Our operating lease additions during the nine-month period ended September 30, 2022 are primarily related to the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II, the Grand Canyon III and the Shelia Bordelon. We also sublease some of our facilities under non-cancelable sublease agreements.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$18,836	$16,088	$53,189	$44,348
Variable lease cost	6,058	4,488	16,223	14,035
Short-term lease cost	18,751	9,112	43,644	22,121
Sublease income	(374)	(300)	(911)	(930)
Net lease cost	$43,271	$29,388	$112,145	$79,574

Maturities of our operating lease liabilities as of September 30, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$66,794	$6,737	$73,531
One to two years	59,599	4,184	63,783
Two to three years	37,944	1,078	39,022
Three to four years	30,569	968	31,537
Four to five years	7,590	968	8,558
Over five years	—	2,086	2,086
Total lease payments	$202,496	$16,021	$218,517
Less: imputed interest	(25,896)	(1,975)	(27,871)
Total operating lease liabilities	$176,600	$14,046	$190,646

Current operating lease liabilities	$55,049	$6,142	$61,191
Non-current operating lease liabilities	121,551	7,904	129,455
Total operating lease liabilities	$176,600	$14,046	$190,646

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$58,063	$6,603	$64,666
One to two years	55,515	5,697	61,212
Two to three years	43,400	2,797	46,197
Three to four years	35,200	959	36,159
Four to five years	26,244	959	27,203
Over five years	3,041	2,783	5,824
Total lease payments	$221,463	$19,798	$241,261
Less: imputed interest	(32,986)	(2,675)	(35,661)
Total operating lease liabilities	$188,477	$17,123	$205,600

Current operating lease liabilities	$45,131	$5,783	$50,914
Non-current operating lease liabilities	143,346	11,340	154,686
Total operating lease liabilities	$188,477	$17,123	$205,600

The following table presents the weighted average remaining lease term and discount rate:

	September 30,		December 31,
	2023		2022
Weighted average remaining lease term	3.3	years	4.0	years
Weighted average discount rate	8.17%		7.84%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for operating lease liabilities	$51,733	$43,342
Right-of-use assets obtained in exchange for new operating lease liabilities	25,463	143,357

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2023 are as follows (in thousands):

	2026	MARAD
	Notes	Debt	Total
Less than one year	$—	$8,749	$8,749
One to two years	—	9,186	9,186
Two to three years	200,000	9,644	209,644
Three to four years	—	5,001	5,001
Gross debt	200,000	32,580	232,580
Unamortized debt issuance costs (1)	(3,616)	(1,707)	(5,323)
Total debt	196,384	30,873	227,257
Less current maturities	—	(8,749)	(8,749)
Long-term debt	$196,384	$22,124	$218,508
(1)	Debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $20 million sub-limit for the issuance of letters of credit. As of September 30, 2023, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $110.2 million, net of $9.8 million of letters of credit issued under that facility.

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

Convertible Senior Notes Due 2022 (“2022 Notes”)

We fully paid the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash upon maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the nine-month period ended September 30, 2022, total interest expense related to the 2022 Notes was $0.6 million, primarily from coupon interest expense.

Convertible Senior Notes Due 2023 (“2023 Notes”)

The 2023 Notes matured on September 15, 2023. Upon maturity of the 2023 Notes, we paid $29.6 million in cash to settle the conversions of $29.2 million aggregate principal amount of the notes, plus accrued and unpaid interest. We recorded the conversion value in excess of such principal amount converted to “Common stock” in the accompanying condensed consolidated balance sheet. Notes representing the remaining $0.8 million aggregate principal amount of the 2023 Notes were redeemed at par, plus accrued and unpaid interest.

The 2023 Notes had a coupon interest rate of 4.125% per annum and an effective interest rate of 4.8%. For the three- and nine-month periods ended September 30, 2023, total interest expense related to the 2023 Notes was $0.3 million and $1.0 million, respectively, primarily from coupon interest expense. For the three- and nine-month periods ended September 30, 2022, total interest expense related to the 2023 Notes was $0.4 million and $1.1 million, respectively, primarily from coupon interest expense.

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

On September 29, 2023, we announced that the 2026 Notes are convertible at the option of the holders from October 1, 2023 through December 31, 2023 as a result of the closing price of our common stock exceeding 130% of the conversion price for at least 20 days of the last 30 consecutive trading days in the quarter ended September 30, 2023. Should the closing share price conditions continue to be met in a future quarter for the 2026 Notes, the 2026 Notes will be convertible at their holders’ option during the immediately following quarter.

Prior to August 15, 2023, the 2026 Notes were not redeemable. Beginning August 15, 2023, we may, at our option, redeem all or any portion of the 2026 Notes if the price of our common stock has been at least 130% of the conversion price for at least 20 trading days during the 30 consecutive trading day period preceding the date we provide a notice of redemption and the trading day immediately preceding such date (redemption price condition). Any redemption would be payable in cash equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole premium” calculated as the present value of all remaining scheduled interest payments. As of September 29, 2023, the 2026 Notes were redeemable based on the redemption price condition being met. Our ability to redeem the 2026 Notes in the future will be subject to meeting the redemption price condition. Holders of the 2026 Notes may convert any of their notes if we call the notes for redemption. Holders of the 2026 Notes may also require us to repurchase the notes following a “fundamental change,” which includes a change of control or a termination of trading of our common stock (as defined in the indenture governing the 2026 Notes).

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

The effective interest rate for the 2026 Notes is 7.6%. For each of the three- and nine-month periods ended September 30, 2023 and 2022, total interest expense related to the 2026 Notes was $3.7 million and $11.1 million, respectively, with coupon interest expense of $3.4 million and $10.1 million, respectively, and the amortization of debt issuance costs of $0.3 million and $1.0 million, respectively.

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

Other

In accordance with the Amended ABL Facility, the 2026 Notes and the MARAD Debt, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of September 30, 2023, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense	$4,830	$4,923	$14,556	$15,264
Interest income	(678)	(279)	(1,989)	(647)
Net interest expense	$4,152	$4,644	$12,567	$14,617

Note 7 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and nine-month periods ended September 30, 2023, we recognized income tax expense of $8.3 million and $9.6 million, respectively, resulting in effective tax rates of 34.9% and 35.5%, respectively. The effective tax rates for these periods were higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes. For the three- and nine-month periods ended September 30, 2022, we recognized income tax expense of $6.5 million and $10.1 million, respectively, resulting in effective tax rates of (53.0)% and (12.5)%, respectively. For the three- and nine-month periods ended September 30, 2022, our aggregate tax expense was greater than the aggregate tax benefit of our losses, resulting in negative effective tax rates.

Note 8 — Share Repurchase Programs

During the nine-month period ended September 30, 2023, we repurchased a total of 1,584,045 shares of our common stock for approximately $12.0 million or an average of $7.57 per share pursuant to a share repurchase program (the “2023 Repurchase Program”) authorized by our Board of Directors (our “Board”) in February 2023. Under the 2023 Repurchase Program, we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (Note 11).

The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program have been made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, but may also be made through privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2023
Short-term	$139,743	$26,995	$73,037	$—	$—	$239,775
Long-term	85,624	48,651	14,235	24,469	(17,084)	155,895
Total	$225,367	$75,646	$87,272	$24,469	$(17,084)	$395,670

Three months ended September 30, 2022
Short-term	$111,378	$26,695	$67,401	$—	$(135)	$205,339
Long-term	32,547	29,487	—	18,448	(13,274)	67,208
Total	$143,925	$56,182	$67,401	$18,448	$(13,409)	$272,547

Nine months ended September 30, 2023
Short-term	$293,131	$100,269	$196,534	$—	$(26)	$589,908
Long-term	228,895	94,649	16,425	68,502	(43,808)	364,663
Total	$522,026	$194,918	$212,959	$68,502	$(43,834)	$954,571

Nine months ended September 30, 2022
Short-term	$288,772	$73,684	$67,401	$—	$(770)	$429,087
Long-term	67,811	69,699	—	54,420	(35,733)	156,197
Total	$356,583	$143,383	$67,401	$54,420	$(36,503)	$585,284

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 4). Contract assets were $4.9 million as of September 30, 2023 and $6.3 million as of December 31, 2022. We had no credit losses on our contract assets for the three- and nine-month periods ended September 30, 2023 and 2022.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying condensed consolidated balance sheets (Note 4). Contract liabilities totaled $18.6 million as of September 30, 2023 and $10.0 million as of December 31, 2022. Revenue recognized for the three- and nine-month periods ended September 30, 2023 included $15.2 million and $8.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2022 included $2.7 million and and $7.0 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of September 30, 2023, $790.0 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $241.7 million, $467.1 million and $81.2 million in 2023, 2024 and 2025, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2023.

For the three-and nine-month periods ended September 30, 2023 and 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 4). Our deferred contract costs totaled $31.3 million as of September 30, 2023 and $20.4 million as of December 31, 2022. For the three- and nine-month periods ended September 30, 2023, we recorded $13.7 million and $32.8 million, respectively, related to amortization of these deferred contract costs. For the three- and nine-month periods ended September 30, 2022, we recorded $8.5 million and $19.7 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2022 Form 10-K.

Note 10 — Earnings Per Share

We have shares of restricted stock issued and outstanding that are currently unvested. Because holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our unrestricted common stock, we are required to compute earnings per share (“EPS”) under the two-class method in periods in which we have earnings. Under the two-class method, net income for each period is allocated based on the participation rights of both common shareholders and the holders of any participating securities as if earnings for the respective periods had been distributed. For periods in which we have a net loss we do not use the two-class method as holders of our restricted shares are not obligated to share in such losses.

Basic EPS is computed by dividing net income allocated to common shareholders or net loss by the weighted average shares of our common stock outstanding. Diluted EPS is computed in a similar manner after considering the potential dilutive effect of share-based awards and convertible senior notes and taking the more dilutive of the two-class method and the treasury stock method or if-converted method, as applicable. The dilutive effect of share-based awards is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds. The dilutive effect of convertible senior notes is computed using the if-converted method, which assumes conversion of the convertible senior notes into shares of our common stock at the beginning of the period, giving income recognition for the add-back of related interest expense (net of tax). The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$15,560		$(18,763)
Less: Undistributed earnings allocated to participating securities	(27)		—
Net income (loss) available to common shareholders, basic	$15,533	150,550	$(18,763)	151,331

Diluted:
Net income (loss) available to common shareholders, basic	$15,533	150,550	$(18,763)	151,331
Effect of dilutive securities:
Share-based awards other than participating securities	—	3,072	—	—
Undistributed earnings reallocated to participating securities	1	—	—	—
Net income (loss) available to common shareholders, diluted	$15,534	153,622	$(18,763)	151,331

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$17,495		$(90,493)
Less: Undistributed earnings allocated to participating securities	(30)		—
Net income (loss) available to common shareholders, basic	$17,465	151,031	$(90,493)	151,226

Diluted:
Net income (loss) available to common shareholders, basic	$17,465	151,031	$(90,493)	151,226
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,905	—	—
Undistributed earnings reallocated to participating securities	1	—	—	—
Net income (loss) available to common shareholders, diluted	$17,466	153,936	$(90,493)	151,226

We had net losses for the three- and nine-month periods ended September 30, 2022. Accordingly, our diluted EPS calculation for these periods excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Diluted shares (as reported)	151,331	151,226
Share-based awards	1,471	1,332
Total	152,802	152,558

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
2022 Notes	—	—	—	803
2023 Notes	2,652	3,168	2,996	3,168
2026 Notes	28,676	28,676	28,676	28,676

We have outstanding restricted stock units (“RSUs”) (Note 11) as well as post-closing earn-out consideration related to the Alliance acquisition (Note 3) that can each be settled in either cash or shares of our common stock or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

As of September 30, 2023, there were 3.5 million shares of our common stock available for issuance under our 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). During the nine-month period ended September 30, 2023, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period
January 1, 2023 (1)	RSU	506,436	$7.38	33% per year over three years
January 3, 2023 (1)	PSU	489,498	$9.26	100% on December 31, 2025
January 1, 2023 (2)	Restricted stock	9,210	$7.38	100% on January 1, 2025
April 1, 2023 (2)	Restricted stock	7,267	$7.74	100% on January 1, 2025
July 1, 2023 (2)	Restricted stock	7,622	$7.38	100% on January 1, 2025
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees since 2020. For the three- and nine-month periods ended September 30, 2023, $0.3 million and $1.0 million, respectively, were recognized as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2022, $0.5 million and $1.9 million, respectively, were recognized as share-based compensation related to restricted stock.

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

For PSUs with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and nine-month periods ended September 30, 2023, $1.2 million and $3.5 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2022, $1.5 million and $3.6 million, respectively, were recognized as share-based compensation related to PSUs. In January 2023, based on the performance of our common stock price as compared to our performance peer group over a three-year period, 369,938 PSUs granted in 2020 vested at 77%, representing 285,778 shares of our common stock with a total market value of $3.6 million.

Our currently outstanding RSUs may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and nine-month periods ended September 30, 2023, $3.2 million and $5.5 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2022, $0.7 million and $1.5 million, respectively, were recognized as compensation cost.

In 2023 and 2022, we granted fixed-value cash awards of $6.0 million and $5.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2023, $1.1 million and $3.5 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2022, $1.1 million and $3.2 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan (the “401(k) Plan”) in the U.S. as well as various other defined contribution plans globally. During the three- and nine-month periods ended September 30, 2023, we made contributions to our defined contribution plans totaling $1.0 million and $3.2 million, respectively. During the three- and nine-month periods ended September 30, 2022, we made contributions to our defined contribution plans totaling $0.7 million and $2.2 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”). As of September 30, 2023, 1.2 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan, the 401(k) Plan and the ESPP, see Note 13 to our 2022 Form 10-K.

Note 12 — Business Segment Information

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. We formed the Shallow Water Abandonment segment in the third quarter 2022 following the Alliance acquisition (Note 3). All material intercompany transactions between the segments have been eliminated. See Note 2 for more information on our business segments.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues —
Well Intervention	$225,367	$143,925	$522,026	$356,583
Robotics	75,646	56,182	194,918	143,383
Shallow Water Abandonment	87,272	67,401	212,959	67,401
Production Facilities	24,469	18,448	68,502	54,420
Intercompany eliminations	(17,084)	(13,409)	(43,834)	(36,503)
Total	$395,670	$272,547	$954,571	$585,284

Income (loss) from operations —
Well Intervention	$16,120	$(1,304)	$11,357	$(55,610)
Robotics	20,665	11,708	43,226	22,854
Shallow Water Abandonment	27,624	16,320	54,208	16,320
Production Facilities	8,886	6,068	21,817	17,964
Segment operating income (loss)	73,295	32,792	130,608	1,528
Change in fair value of contingent consideration	(16,499)	—	(31,319)	—
Corporate, eliminations and other	(20,568)	(20,566)	(51,159)	(41,255)
Total	$36,228	$12,226	$48,130	$(39,727)

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Well Intervention	$6,832	$4,303	$18,174	$12,046
Robotics	10,252	8,971	25,634	24,322
Shallow Water Abandonment	—	135	26	135
Total	$17,084	$13,409	$43,834	$36,503

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30,	December 31,
	2023	2022
Well Intervention	$1,828,452	$1,796,269
Robotics	190,092	192,694
Shallow Water Abandonment	247,317	206,944
Production Facilities	119,674	136,382
Corporate and other	49,217	57,049
Total	$2,434,752	$2,389,338

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

	2023	2022
AROs at January 1,	$51,956	$29,658
Liability incurred during the period	—	23,601
Accretion expense	3,586	1,465
AROs at September 30,	$55,542	$54,724

Note 14 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Siem Offshore AS for the Siem Helix 1 and Siem Helix 2 vessels expiring in February 2025 and February 2027, respectively, with options to extend. Our Robotics segment has vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the Glomar Wave and the Horizon Enabler. Our time charter agreements for the Grand Canyon II and Grand Canyon III vessels expire in December 2027 and May 2028, respectively, with options to renew the Grand Canyon III. Our time charter agreement for the Shelia Bordelon in the Gulf of Mexico expires in June 2024. In January 2023, we entered into a three-year charter agreement for the Glomar Wave in the North Sea with options to extend. In July 2023, we entered into a new agreement to extend the Horizon Enabler charter until December 2025, with further options to extend.

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

Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. We classify cash as restricted when there are legal or contractual restrictions for its withdrawal. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Interest paid	$17,027	$18,143
Income taxes paid (1)	5,209	6,631
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.8 million at September 30, 2023 and $0.3 million at December 31, 2022.

Non-cash investing and financing activities for the nine-month period ended September 30, 2023 included a portion of P&A equipment purchase financed by the seller in the form of credits towards future services offered by us which had an estimated fair value of $11.6 million at the time of purchase in the third quarter 2023 (Note 2). Non-cash investing activities for the nine-month period ended September 30, 2022 included $26.7 million in estimated fair value of contingent earn-out consideration as of July 1, 2022, the date of the Alliance acquisition (Note 3).

Note 16 — Allowance for Credit Losses

We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable.

The following table sets forth the activity in our allowance for credit losses (in thousands):

	2023	2022
Balance at January 1,	$2,277	$1,477
Additions (1)	1,020	710
Balance at September 30,	$3,297	$2,187
(1)	Additions in allowance for credit losses reflect credit loss reserves during the respective periods.

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	74,073	74,073

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

2023
Balance at January 1,	$42,754
Change in fair value	31,319
Balance at September 30,	$74,073

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2023 Notes (matured September 2023)	$—	$—	$30,000	$31,149
2026 Notes (mature February 2026)	200,000	340,000	200,000	277,014
MARAD Debt (matures February 2027)	32,580	32,151	40,913	40,940
Total debt	$232,580	$372,151	$270,913	$349,103
(1)	Principal amount includes current maturities and excludes any related unamortized debt issuance costs. See Note 6 for additional disclosures on our long-term debt.
(2)	The estimated fair value of the 2023 Notes, the 2026 Notes and the MARAD Debt was determined using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and gas price volatility and the cyclical nature of the oil and gas market;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any earn-outs payable in connection therewith, or the determination not to pursue or effect such initiatives;
●	the results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by suppliers, customers and partners;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;

●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the success of our risk management activities, including with respect to our cybersecurity initiatives;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effectiveness of our ESG initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2022 Form 10-K.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are centered on a three-legged business model well positioned for a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. Our well intervention fleet includes seven purpose-built well intervention vessels and 12 subsea intervention systems. Our robotics equipment includes 39 work-class ROVs, seven trenchers and the IROV boulder grab. We charter robotics support vessels on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. Our Shallow Water Abandonment segment includes nine liftboats, six OSVs, three DSVs, one heavy lift derrick barge, one crew boat, 20 P&A systems and six coiled tubing systems. Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties.

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

Oil prices have been volatile but remained robust during 2023. Global demand for oil continues to experience growth whereas supply has been negatively impacted by regional conflicts and production cuts by members of the Organization of Petroleum Exporting Countries (“OPEC) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”). We expect the current market conditions will maintain continued customer spending for the industry. Despite the current commodity price environment, there remain headwinds to commodity price stability, including those regional conflicts, further OPEC+ decisions, high inflation and in particular governments’ and central banks’ efforts to control inflation such as raising interest rates, which may taper economic growth, and various governmental and customer ESG initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

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

Backlog

We define backlog as firm commitments represented by signed contracts. As of September 30, 2023, our consolidated backlog totaled approximately $790 million, of which $242 million is expected to be performed over the remainder of 2023. Our various contracts with Shell globally, our contracts with Trident and Petrobras in Brazil, our contracts with Repsol globally, and our agreement for the HP I in the Gulf of Mexico represented approximately 57% of our total backlog as of September 30, 2023. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$15,560	$(18,763)	$17,495	$(90,493)
Adjustments:
Income tax provision	8,337	6,500	9,631	10,074
Net interest expense	4,152	4,644	12,567	14,617
Other expense, net	8,257	20,271	10,553	37,623
Depreciation and amortization	43,249	35,944	120,013	102,590
Gain on equity investment	—	(78)	—	(8,262)
EBITDA	79,555	48,518	170,259	66,149
Adjustments:
Gain on disposition of assets, net	—	—	(367)	—
Acquisition and integration costs	—	762	540	2,349
Change in fair value of contingent consideration	16,499	2,664	31,319	2,664
General provision for current expected credit losses	331	624	1,020	691
Adjusted EBITDA	$96,385	$52,568	$202,771	$71,853

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities	$57,720	$1,396
Less: Capital expenditures, net of proceeds from sale of assets	(15,800)	(4,990)
Free Cash Flow	$41,920	$(3,594)

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Long-term debt including current maturities	$227,257	$264,075
Less: Cash and cash equivalents and restricted cash	(168,370)	(189,111)
Net Debt	$58,887	$74,964

Comparison of Three Months Ended September 30, 2023 and 2022

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

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$225,367	$143,925	$81,442	57%
Robotics	75,646	56,182	19,464	35%
Shallow Water Abandonment	87,272	67,401	19,871	29%
Production Facilities	24,469	18,448	6,021	33%
Intercompany eliminations	(17,084)	(13,409)	(3,675)
	$395,670	$272,547	$123,123	45%

Gross profit (loss) —
Well Intervention	$19,704	$1,839	$17,865	971%
Robotics	22,707	13,514	9,193	68%
Shallow Water Abandonment	29,235	17,381	11,854	68%
Production Facilities	9,385	6,854	2,531	37%
Corporate, eliminations and other	(486)	(373)	(113)
	$80,545	$39,215	$41,330	105%

Gross margin —
Well Intervention	9%	1%
Robotics	30%	24%
Shallow Water Abandonment	33%	26%
Production Facilities	38%	37%
Total company	20%	14%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 92%	7 / 87%
Robotics assets (3)	46 / 67%	46 / 66%
Chartered Robotics vessels	6 / 97%	5 / 98%
Shallow Water Abandonment vessels (4)	20 / 89%	21 / 80%
Shallow Water Abandonment systems (5)	26 / 74%	20 / 59%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended September 30, 2023 and 2022 included 92 and 100 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A systems and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	September 30,		Increase/
	2023	2022	(Decrease)
Well Intervention	$6,832	$4,303	$2,529
Robotics	10,252	8,971	1,281
Shallow Water Abandonment	—	135	(135)
	$17,084	$13,409	$3,675

Net Revenues. Our consolidated net revenues for the three-month period ended September 30, 2023 increased by 45% as compared to the same period in 2022, reflecting higher revenues across our business segments.

Our Well Intervention revenues increased by 57% for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues on the Q7000 and higher rates in the North Sea and Brazil. During the third quarter 2023, the Q7000 operated throughout the quarter, achieving 88% utilization at higher rates as compared to being 59% utilized during the third quarter 2022 following scheduled regulatory maintenance. Revenues in the North Sea improved with higher day rates and a stronger British pound as compared to the third quarter 2022. Revenues in Brazil increased primarily due to higher rates as both the Siem Helix 1 and the Siem Helix 2 commenced long-term contracts with improved rates at the end of 2022.

Our Robotics revenues increased by 35% for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher chartered vessel and ROV activities and rates. Although chartered vessel utilization declined slightly, vessel days increased to 506 days during the third quarter 2023 as compared to 376 days during the third quarter 2022. ROV and trencher utilization increased to 67% in the third quarter 2023 from 66% during the third quarter 2022 and included 276 days of integrated vessel trenching in the third quarter 2023 as compared to 176 days in the third quarter 2022.

Our Shallow Water Abandonment revenues increased by 29% for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher vessel and system utilization and rates in the third quarter 2023. Overall vessel utilization was 89% during the third quarter 2023 as compared to 80% during the third quarter 2022. P&A systems and coiled tubing systems achieved 1,531 days of utilization, or 74%, during the third quarter 2023 as compared to 1,077 days of utilization, or 59%, during the third quarter 2022.

Our Production Facilities revenues increased by 33% for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher oil and gas production, offset in part by lower oil and gas prices during the third quarter 2023 as compared to the third quarter 2022.

Gross Profit (Loss). Our consolidated gross profit increased by $41.3 million for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting increased segment profitability as well as the addition of Shallow Water Abandonment segment.

Our Well Intervention gross profit increased by $17.9 million for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $9.2 million for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues due to increased activities.

Our Shallow Water Abandonment gross profit increased by $11.9 million for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting better operating results from Helix Alliance.

Our Production Facilities gross profit increased by $2.5 million for the three-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration reflected increases in the estimated Alliance acquisition earn-out consideration primarily due to an improvement in Helix Alliance’s results (Notes 3 and 17).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $27.8 million for the three-month period ended September 30, 2023 as compared to $23.6 million for the same period in 2022, primarily reflecting higher employee compensation costs.

Net Interest Expense. Our net interest expense totaled $4.2 million for the three-month period ended September 30, 2023 as compared to $4.6 million for the same period in 2022, primarily reflecting the increase in interest income and the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $8.3 million for the three-month period ended September 30, 2023 as compared to $20.3 million for the same period in 2022, primarily reflecting a reduction in foreign currency losses related to the depreciation of the British pound primarily on U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision. Income tax provision was $8.3 million for the three-month period ended September 30, 2023 as compared to $6.5 million for the same period in 2022. The effective tax rates for the three-month periods ended September 30, 2023 and 2022 were 34.9% and (53.0)%, respectively. These variances were primarily attributable to non-deductible expenses, non-creditable foreign income taxes and losses for which no financial statement benefits have been recognized (Note 7).

Comparison of Nine Months Ended September 30, 2023 and 2022

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

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$522,026	$356,583	$165,443	46%
Robotics	194,918	143,383	51,535	36%
Shallow Water Abandonment	212,959	67,401	145,558	216%
Production Facilities	68,502	54,420	14,082	26%
Intercompany eliminations	(43,834)	(36,503)	(7,331)
	$954,571	$585,284	$369,287	63%

Gross profit (loss) —
Well Intervention	$22,316	$(45,943)	$68,259	149%
Robotics	49,238	28,631	20,607	72%
Shallow Water Abandonment	57,725	17,381	40,344	232%
Production Facilities	23,822	20,150	3,672	18%
Corporate, eliminations and other	(2,023)	(967)	(1,056)
	$151,078	$19,252	$131,826	685%

Gross margin —
Well Intervention	4%	(13)%
Robotics	25%	20%
Shallow Water Abandonment	27%	26%
Production Facilities	35%	37%
Total company	16%	3%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 85%	7 / 74%
Robotics assets (3)	46 / 60%	46 / 52%
Chartered Robotics vessels	6 / 95%	6 / 94%
Shallow Water Abandonment vessels (4)	20 / 75%	21 / 80%
Shallow Water Abandonment systems (5)	26 / 74%	20 / 59%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the nine-month periods ended September 30, 2023 and 2022 included 218 and 352 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A systems and coiled tubing systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2023	2022	(Decrease)
Well Intervention	$18,174	$12,046	$6,128
Robotics	25,634	24,322	1,312
Shallow Water Abandonment	26	135	(109)
	$43,834	$36,503	$7,331

Net Revenues. Our consolidated net revenues for the nine-month period ended September 30, 2023 increased by 63% as compared to the same period in 2022, reflecting higher revenues across our business segments.

Our Well Intervention revenues increased by 46% for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues in the North Sea and Brazil and on the Q7000, offset in part by lower revenues in the Gulf of Mexico. Revenues in the North Sea improved with stronger utilization and rates as compared to the nine-month period ended September 30, 2022. Revenues in Brazil increased primarily due to higher rates as both the Siem Helix 1 and the Siem Helix 2 commenced long-term contracts with improved rates at the end of 2022. Higher revenues on the Q7000 were primarily attributable to the vessel achieving higher utilization and rates during the third quarter 2023 as compared to the same period in 2022. Revenues in the Gulf of Mexico decreased primarily due to lower utilization on the Q4000 and the Q5000 as both vessels had their scheduled regulatory dry dock in 2023. This revenue decrease was partially offset by improved day rates on the Q4000.

Our Robotics revenues increased by 36% for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher utilization and rates on vessels, ROVs and trenchers. Chartered vessel days and utilization increased to 1,236 days and 95%, respectively, during the nine-month period ended September 30, 2023 as compared to 1,069 days and 94%, respectively, during the nine-month period ended September 30, 2022. ROV and trencher utilization increased to 60% in the nine-month period ended September 30, 2023 from 52% during the nine-month period ended September 30, 2022 and included 536 days of integrated vessel trenching in 2023 as compared to 323 days in 2022. Also included in the nine-month period ended September 30, 2023 were 148 days of stand-alone trencher activities on the i-Plough trencher and 83 days of utilization on the IROV boulder grab, both of which were acquired in the second half of 2022.

Our Shallow Water Abandonment revenues for the nine-month period ended September 30, 2023 reflected nine months of revenue generated by Helix Alliance with 75% utilization across 20 vessels and 4,362 days of utilization across 26 P&A systems and coiled tubing systems. Our Shallow Water Abandonment revenues for the nine-month period ended September 30, 2022 reflected three months of revenue generated by Helix Alliance since July 1, 2022 (Note 3) with 80% utilization across 21 vessels and 1,077 days of utilization across P&A systems and coiled tubing systems.

Our Production Facilities revenues for the nine-month period ended September 30, 2023 increased by 26% as compared to the same period in 2022, primarily reflecting higher oil and gas production with the contribution from our interest in the Thunder Hawk Field acquired during the third quarter 2022, offset in part by lower oil and gas prices during the nine-month period ended September 30, 2023 as compared to the same period in 2022.

Gross Profit (Loss). Our consolidated gross profit increased by $131.8 million for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting increased segment profitability as well as the addition of Shallow Water Abandonment segment since July 1, 2022.

Our Well Intervention gross profit for the nine-month period ended September 30, 2023 was $22.3 million as compared to a gross loss of $45.9 million for the same period in 2022, primarily reflecting higher segment revenues.

Our Robotics gross profit increased by $20.6 million for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues due to increased activities.

Our Shallow Water Abandonment gross profit increased by $40.3 million for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting nine months of operating results from Helix Alliance in 2023 as compared to three months of operating results in 2022.

Our Production Facilities gross profit increased by $3.7 million for the nine-month period ended September 30, 2023 as compared to the same period in 2022, primarily reflecting higher revenues.

Acquisition and Integration Costs. Our acquisition and integration costs decreased by $1.8 million for the nine-month period ended September 30, 2023 as compared to the same period in 2022, reflecting lower spend towards the late stage of the Alliance integration process.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration reflected increases in the estimated Alliance acquisition earn-out consideration primarily due to an improvement in Helix Alliance’s results (Notes 3 and 17).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $71.5 million for the nine-month period ended September 30, 2023 as compared to $54.0 million for the same period in 2022, primarily reflecting higher employee compensation costs and the addition of Helix Alliance.

Equity in Earnings of Investment. Equity in earnings of investment was $8.3 million for the nine-month period ended September 30, 2022 primarily reflecting gains recognized as a result of the sale of the “Independence Hub” platform.

Net Interest Expense. Our net interest expense totaled $12.6 million for the nine-month period ended September 30, 2023 as compared to $14.6 million for the same period in 2022, primarily reflecting the increase in interest income and the repayment of certain indebtedness (Note 6).

Other Expense, Net. Net other expense was $10.6 million for the nine-month period ended September 30, 2023, primarily reflecting foreign currency losses related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities. Net other expense was $37.6 million for the nine-month period ended September 30, 2022, primarily reflecting foreign currency losses related to U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision. Income tax provision was $9.6 million for the nine-month period ended September 30, 2023 as compared to $10.1 million for the same period in 2022. The effective tax rates for the nine-month periods ended September 30, 2023 and 2022 were 35.5% and (12.5)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions as well as losses for which no financial statement benefits have been recognized (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30,	December 31,
	2023	2022
Net working capital	$164,702	$162,634
Long-term debt	218,508	225,875
Liquidity	278,608	284,729

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes current maturities of long-term debt. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt issuance costs and excludes current maturities of $8.7 million at September 30, 2023 and $38.2 million at December 31, 2022. See Note 6 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at September 30, 2023 included $168.4 million of cash and cash equivalents and $110.2 million of available borrowing capacity under the Amended ABL Facility (Note 6). Our liquidity at December 31, 2022 included $186.6 million of cash and cash equivalents and $98.1 million of available borrowing capacity under the Amended ABL Facility and excluded $2.5 million of restricted cash. As of September 30, 2023, we had approximately $15.9 million in Nigerian naira, which has been subject to currency exchange controls established by the Central Bank of Nigeria. Those exchange controls have to date limited our ability to convert our Nigerian naira into U.S. dollars.

Beginning 2022 and continuing through 2023, we have seen an improvement in the markets we serve, following the slowdown triggered by the COVID-19 pandemic, as evidenced by increases in our revenues and gross profit. We expect continued improvements in our operating performance, increases in our cash position and high availability on the Amended ABL Facility. We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program are expected to be made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. The purchase of shares by us under the 2023 Repurchase Program is at our discretion and subject to prevailing financial and market conditions. Any repurchased shares are expected to be cancelled. During the nine-month period ended September 30, 2023, we repurchased a total of 1,584,045 shares of our common stock for approximately $12.0 million pursuant to the 2023 Repurchase Program.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$57,720	$1,396
Investing activities	(15,800)	(109,775)
Financing activities	(51,375)	(44,437)

Operating Activities

The increase in our operating cash flows for the nine-month period ended September 30, 2023 as compared to the same period in 2022 primarily reflects higher earnings, offset in part by higher regulatory recertification costs for our vessels and systems and higher working capital outflows. Regulatory recertification spend on our vessels and systems amounted to $59.2 million and $25.6 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the nine-month periods ended September 30, 2023 and 2022 reflect higher capital expenditures as a result of increased activity levels as well as $6.0 million cash payment for the purchase of P&A equipment (Note 2). Cash flows used in investing activities for the nine-month periods ended September 30, 2022 also included $112.6 million in net cash paid to acquire Alliance (Note 3).

Financing Activities

Net cash outflows from financing activities for the nine-month period ended September 30, 2023 primarily reflect the $12.0 million repurchase of our common stock under the 2023 Repurchase Program, the principal repayment of $8.3 million related to the MARAD Debt and $30.4 million related to the 2023 Notes (Note 6). Net cash outflows from financing activities for the nine-month period ended September 30, 2022 primarily reflect the principal repayment of $7.9 million related to the MARAD Debt and $35 million related to the 2022 Notes.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations, including the payment of the Alliance earn-out consideration to the seller in the Alliance transaction.

Long-term debt and other contractual commitments

The following table summarizes the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment, operating lease obligations and contingent earn-out consideration, as of September 30, 2023 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities (in thousands). Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of September 30, 2023.

We acquired Helix Alliance in July 2022 for total consideration that included cash plus an earn-out to the extent Helix Alliance’s financial results exceed certain thresholds in 2022 and 2023 (Note 3). We reported $74.1 million of contingent earn-out consideration in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2023 (Note 4), which was the estimated fair value of the expected future earn-out payment. The earn-out is based on Helix Alliance’s financial performance through the end of 2023 and is expected to be paid in cash in the first half of 2024, and the final amount could change based on the ultimate financial performance of Helix Alliance.

Our 2026 Notes have certain early redemption and conversion features that could affect the timing and amount of any cash requirements. On September 29, 2023, we announced that the 2026 Notes are convertible at the option of the holders from October 1, 2023 through December 31, 2023 as a result of the closing price of our common stock exceeding 130% of the conversion price for at least 20 days of the last 30 consecutive trading days in the quarter ended September 30, 2023. Should the closing share price conditions continue to be met in a future quarter for the 2026 Notes, the 2026 Notes will be convertible at their holders’ option during the immediately following quarter. We have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof (Note 6).

	Total	Short-Term	Long-Term
MARAD debt	$32,580	$8,749	$23,831
2026 Notes	200,000	—	200,000
Interest related to debt	36,943	15,566	21,377
Property and equipment	10,504	10,504	—
Operating leases (1)	357,952	119,579	238,373
Earn-out consideration	74,073	74,073	—
Total cash obligations	$712,052	$228,471	$483,581
(1)	Operating leases include vessel charters and facility and equipment leases. At September 30, 2023, our commitment related to long-term vessel charters totaled approximately $341.6 million, of which $139.1 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2023.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 13). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $45.0 million (undiscounted) for Thunder Hawk Field oil and gas properties and $33.5 million (undiscounted) for Droshky oil and gas properties as of September 30, 2023, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2023, we recorded foreign currency translation gains of $4.1 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as the related undistributed earnings are permanently reinvested.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three-month period ended September 30, 2023, we recorded net foreign currency losses of $8.3 million, primarily reflecting foreign currency losses related to U.S. dollar denominated intercompany debt in our U.K. entities. For the nine-month period ended September 30, 2023, we recorded net foreign currency losses of $10.6 million, primarily reflecting foreign currency losses of $12.8 million related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 12 — Litigation to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended September 30, 2023 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
July 1 to July 31, 2023	—	$—	—	$189,941
August 1 to August 31, 2023	—	—	—	189,941
September 1 to September 30, 2023	176,172	11.08	174,045	188,012
	176,172	$11.08	174,045
(1)	Includes shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program as described in footnote (3) below and shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans. See Note 8 to this Quarterly Report on Form 10-Q and Note 10 to our 2022 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended September 30, 2023, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: October 25, 2023	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2023	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)