Form 10-K
period 2023-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2024-02-29
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $1.0 billion based on the closing price of the registrant’s common stock as quoted on the New York Stock Exchange on June 30, 2023.

The number of shares of the registrant’s common stock outstanding as of February 21, 2024 was 152,416,382.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2024 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, cash flows, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions (“GHG Emissions”);
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and natural gas price volatility and the cyclical nature of the oil and gas market;

●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, or the determination not to pursue or effect such initiatives;
●	the operating results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by customers, suppliers and other counterparties;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our risk management activities and processes, including with respect to our cybersecurity initiatives and disclosures;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the impact of our stock price on our financing activities such as repurchases of our common stock under share repurchase programs, repurchase or redemption of our convertible senior notes and settlement of related capped calls;
●	the effectiveness of our sustainability initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel productions, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effectiveness of our future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors of this Annual Report.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in “Risk Factors” beginning on page 17 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35 of this Annual Report. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I

Item 1. Business

OVERVIEW

Helix Energy Solutions Group, Inc. (together with its subsidiaries, unless context requires otherwise, “Helix,” the “Company,” “we,” “us” or “our”) was incorporated in 1979 and in 1983 was re-incorporated in the state of Minnesota. We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. See “Our Operations” below for additional information regarding business operations.

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE in May 2023 as required under its Listed Company Manual. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 15 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.

OUR OPERATIONS

We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of Mexico (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and the two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the offshore oil and gas and renewable energy markets globally, thereby assisting with the delivery of renewable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and the IROV boulder grab on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream sectors in the Gulf of Mexico shelf, through offshore oilfield decommissioning and reclamation, plug and abandonment (“P&A”) services, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems and coiled tubing (“CT”) systems.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), the Helix Fast Response System (the “HFRS”) and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the Gulf of Mexico.

Services we currently offer to the offshore oil and gas market worldwide include:

●	Production. Well intervention; intervention engineering; production enhancement; CT operations; IRM of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
●	Decommissioning. Reclamation and remediation services; well P&A services; pipeline, cable and umbilical abandonment services; and site inspections.
●	Development. Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.
●	Production Facilities. Provision of the HP I as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the Gulf of Mexico.
●	Fast Response System. Provision of the HFRS as a response resource in the Gulf of Mexico that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.

Services we currently offer to the offshore renewable energy market worldwide include:

●	Trenching. Cable burial via jetting and/or cutting by self-propelled trenching ROVs; trenching using our I-plough trencher.
●	Site Clearance. Site preparation for construction of offshore wind farms, including boulder relocation and underwater unexploded ordnance identification and disposal.
●	Subsea Support. General subsea support of engineering, procurement, construction and installation contractors with ROV services standalone or with support vessels.

Well Intervention

We engineer, manage and conduct well intervention operations, which include production enhancement and abandonment, and construction operations in water depths ranging from 100 to 10,000 feet. As major and independent oil and gas companies develop deepwater reserves, we expect the number of subsea trees to increase, which can improve long-term demand for well intervention services. Drilling rigs have historically been and are still used in subsea well intervention to enhance production and decommission wells. Our purpose-built well intervention vessels derive competitive advantages from their lower operating costs, with an ability to mobilize quickly and to maximize operational time by efficiently performing a broad range of tasks related to intervention, construction and IRM services. Our services provide cost advantages in the development and management of subsea reservoirs.

Our Well Intervention segment currently includes seven purpose-built well intervention vessels and 12 subsea intervention systems (including two deepwater IRSs), four of which are 50% owned, providing services primarily in the Gulf of Mexico, Brazil, North Sea, Asia Pacific and West Africa regions.

In the Gulf of Mexico, the Q4000, a riser-based semi-submersible well intervention vessel, has been serving customers in the spot market since 2002. In 2010, the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts. The Q5000 riser-based semi-submersible well intervention vessel commenced operations in the Gulf of Mexico in 2015.

In Brazil, we provide well intervention services with the Siem Helix 1 and Siem Helix 2 vessels under long-term charter from Siem Offshore AS (“Siem”). The Siem Helix 1 commenced operations in April 2017 and is currently working on a long-term P&A project for Trident Energy do Brasil Ltda. (“Trident Energy”) through November 2025. The Siem Helix 2 commenced operations in December 2017 and is under contract with Petrobras through at least December 2024.

In the North Sea, the Well Enhancer has performed well intervention, abandonment and CT services since it joined our fleet in 2009. The Seawell has provided well intervention and abandonment services since 1987. The vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years.

The Q7000 semi-submersible well intervention vessel commenced operations in January 2020 performing various integrated well intervention operations offshore Nigeria and is currently performing decommissioning campaigns in the Asia Pacific region.

Our Subsea Services Alliance with SLB leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our alliance, we and SLB jointly developed a 15K IRS and the ROAM.

Robotics

We have been actively engaged in robotics for over three decades. We operate robotics assets to support offshore energy projects for the renewable energy market and to complement offshore construction, maintenance and well intervention services for the oil and gas market. We often integrate our services with chartered vessels. Our robotics business operates globally, with primary operations in the North Sea, Gulf of Mexico, U.S. East Coast, Asia Pacific, Brazil and West Africa regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the use and scope of robotics services has expanded. We charter vessels under long-term, spot, and flexible rates, enabling us to offer an integrated package to our customers including marine access, ROV services, project management and engineering services. Our robotics assets and experience allow us to meet the technological challenges of our customers’ subsea activities worldwide. As of December 31, 2023, our robotics assets included 39 work class ROVs, seven trenchers and the IROV boulder grab. We charter vessels on a long-term or a spot basis to support deployment of our robotics assets.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. Historically, this work was performed by barges and other similar vessels, but these types of services are increasingly being contracted to vessels more suitable for harsh offshore weather conditions, especially in the North Sea where offshore wind farm activity is currently concentrated. We provide cable burial services related to subsea power cable installations as well as seabed clearance and site preparation services around the world using our chartered vessels, trenchers and ROVs. In 2023, revenues derived from offshore renewable energy contracts accounted for 42% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Shallow Water Abandonment

In July 2022, we completed the acquisition of Alliance, a vertically integrated company specializing in comprehensive offshore oilfield decommissioning services predominantly in the Gulf of Mexico shelf. Helix Alliance’s decommissioning offerings include well plugging and abandonment, subsea infrastructure flushing and abandonments (or removals), platform decommissioning and structure removals, subsea site clearance, and engineering, permitting and project management. In addition to its end-of-life decommissioning services, Helix Alliance offers services to support the full life cycle of offshore upstream and midstream industries, including oil and gas production through well intervention, CT and pumping, installations and construction, and IRM.

Production Facilities

We own and operate the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under an agreement through at least June 1, 2025.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines the HP I, the Q4000 and the Q5000 with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through March 31, 2025 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment includes mature deepwater offshore wells, including two remaining wells acquired from Marathon Oil Corporation (“Marathon Oil”) in January 2019, and three wells and related subsea infrastructure acquired from MP Gulf of Mexico, LLC, a joint venture controlled by Murphy Exploration & Production Company – USA, in August 2022.

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

CUSTOMERS

Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2023 — Apache (11%) and Shell (10%); 2022 — Shell (15%); and 2021 — Petrobras (23%) and Shell (17%). We provided services to over 90 customers in 2023.

COMPETITORS

The oilfield services and renewables services markets are highly competitive. Price and the ability to access specialized vessels, systems and other equipment, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention include AKOFS Offshore, Baker Hughes, C-Innovation, Expro, Oceaneering, TechnipFMC, Trendsetter, Well-Safe Solutions and international drilling contractors. Our principal competitors in the robotics business include Atlantic Marine, Briggs Marine, C-Innovation, DeepOcean, DOF Subsea, Fugro, James Fisher, Oceaneering, ROVOP and UTROV. Our principal competitors in shallow water abandonment include Aries Marine, C-Dive, Cardinal Services, Chet Morrison, Crescent Energy Services, Laredo Offshore Services, Manson Gulf, Offshore Liftboats, Offshore Marine Contractors, Seacor, Shore Offshore, Supreme Energy, Turnkey Offshore Project Services and White Fleet. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

SUSTAINABILITY

Our vision as a preeminent offshore Energy Transition company is supported by our sustainability priorities of People, Governance, Health and Safety, Value Creation, Environmental Impact, and Ethics. Sustainability initiatives and disclosures are embedded in these business values and priorities with a top-down approach led by management and our Board of Directors (our “Board”). Each Committee of our Board oversees elements designed to support our sustainability priorities. Specifically, the Corporate Governance and Nominating Committee of our Board (the “Governance Committee”) oversees, assesses and reviews the disclosure and reporting of any sustainability matters, including with respect to climate change, regarding the Company’s business and industry, and that committee’s charter formally incorporates oversight of sustainability matters as a stated responsibility. Sustainability is reviewed on an ongoing basis in conjunction with environmental, health and safety, and social matters at each Governance Committee meeting. Our Board’s Audit Committee (the “Audit Committee”) oversees Helix’s enterprise risk management processes, including business continuity, and cybersecurity risk and prevention management. Lastly, the Compensation Committee of our Board (the “Compensation Committee”) oversees executive management performance and compensation, including sustainability key performance indicators and human capital resources.

While the Board and its Committees oversee strategic sustainability initiatives, our Climate Change Action Committee, comprised of key leaders from QHSE, legal, our business units and management, evaluates Helix’s impact on climate change, implements our go-forward strategies and assists in providing comprehensive disclosures. Our expectations and goals align with the underlying belief that fossil fuels will not be eliminated from consumption, but rather there will be a gradual global transition from relying primarily on fossil fuels to a more balanced approach that includes renewable energy, such as wind farms and other alternative fuels.

We emphasize continual improvement by establishing goals to reduce our environmental impact, improve our safety record and increase transparency for our stakeholders. In 2023, we disclosed our GHG Emissions metrics and our reduction targets for GHG Emissions by 2024. We understand that establishing these targets provides value to us as a company and is valued by our stakeholders, and we are committed to providing transparency with respect to our GHG Emissions. In tandem with such disclosures and targets, we continued to support renewable energy developments. Our services facilitate both the responsible transition from a carbon-based economy and extending the value and therefore the life cycle of underutilized wells, which in turn mitigates the need to drill new wells. These efforts are published in greater detail in our most recent Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

HUMAN CAPITAL RESOURCES

Labor Practices

As of December 31, 2023, we had 2,531 employees. Of our total employees, we had 480 employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees, suppliers and vendors to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy. These tenets are further described in our Human Rights Policy and our Supplier and Vendor Expectations, both of which are available on our website at www.helixesg.com/about-helix/our-company/corporate-governance.

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

Employee Health and Safety

Our corporate vision of a zero-incident workplace is based on the belief that all incidents are preventable and that we manage our working conditions to eliminate unsafe behavior. We have established a corporate culture in which QHSE takes priority over our other business objectives. Everyone at Helix has the authority and the duty to “STOP WORK” they believe is unsafe. Helix management actively encourages critical safety behaviors to avoid injuries to people, environmental disturbances and damage to assets through Hazard Hunts, Behavioral Best Safety Standards, and employee consultations, among other initiatives. Our Health, Safety and Security Statement is available on our website, located at www.helixesg.com/about-helix/our-company/safety. We empower our employees to feel safe and confident that their safety and the safety of those around them are our primary concern. Our QHSE management systems and training programs were developed based on common industry work practices, and by employees with on-site experience who understand the risk and physical challenges of the offshore work environment. Certain management systems of our business units have been independently assessed and registered compliant with ISO 9000 (Quality Management Systems), ISO 14001 (Environmental Management Systems), and ISO 45001 (Occupational Health and Safety Management Systems).

Employee Engagement, Diversity and Inclusion

Employee Tenure and Turnover

We track tenure and voluntary employee turnover. We then use this data to develop our human capital management strategy. As of December 31, 2023, our global voluntary annual turnover rate was 14%. As of December 31, 2023, 47% of our workforce had been with Helix for five years or longer (excluding employees added through our Alliance acquisition, which closed on July 1, 2022).

Training, Engagement and Improvement

We undertake to regularly and properly train our staff to be as prepared as possible to perform our operations safely. Our staff receives up to date and relevant training required for their jobs, and Helix leadership actively engages staff so that behaviors reflect the training and critical safety approach we all desire. The initial vessel orientation for new hires is the first of many steps in shaping those behaviors. Each vessel and shore-based employee is assigned a Qualifications and Training Matrix that specifies the qualifications and training that the employee is required to have for the applicable position. Training is tracked annually and evaluated to confirm the quality of training. Ongoing and thoughtful employee participation is a vital element in the success of our QHSE processes. While we believe in the strength and effectiveness of our QHSE programs, we continuously review how we can improve our control of QHSE risks through the behavior and feedback of our employees.

Diversity and Inclusion

We are committed to diversity and inclusion throughout our workforce. In 2023, our worldwide workforce represented 37 different nationalities. Our hiring managers and human resources departments in all regions partner to find the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information or any other basis that would be in violation of any applicable federal, state, local or international law. Employing people with different backgrounds, experiences and perspectives makes Helix a stronger business. To reinforce this commitment in the U.S., our Houston office implemented a blind recruiting initiative through which Human Resources can mask certain identifying characteristics of new candidates at the initial stages of the recruiting process, including characteristics that may identify a person’s gender, race, disability, ethnicity or nationality. We are committed to attracting and retaining high-performing employees through this diverse talent base and evaluating and promoting throughout our organization based on skills and performance. The latest statistics showing the breakdown of how our employees (excluding employees added through our Alliance acquisition, which closed on July 1, 2022) self-identify their ethnicity is available in our most recent Corporate Sustainability Report, a copy of which is available on our website at www.helixesg.com/about-helix/our-company/corporate-sustainability.

Board Diversity

Our Board defines diversity expansively and has determined that it is desirable to have diverse viewpoints, professional experiences, backgrounds (including gender, race, ethnicity and educational backgrounds) and skills, with the principal qualification of a director being the ability to act effectively on behalf of Company shareholders. Our Board has remained diverse following a long-standing refreshment process.

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

International Overview

We provide services globally and accordingly can be subject to local laws and regulations wherever we operate. Those laws and regulations generally govern environmental, labor, health and safety and other matters. The regulatory regimes of the U.K. and Brazil are of particular importance given the locations of our current operations. The U.K. Continental Shelf in the North Sea is regulated by the North Sea Transition Authority (the “NSTA”) in accordance with the Petroleum Act 1998. The NSTA controls the Petroleum Operations Notices with which we comply for various well intervention and subsea construction projects, as required. The NSTA also regulates the environmental requirements for our operations in the North Sea. We comply with the Oil Pollution Prevention and Control Regulations 2005 as required. In the North Sea, international regulations govern working hours and the working environment, as well as standards for diving procedures, equipment and diver health. We also note that the U.K.’s exit from the European Union (the “EU”) may result in the imposition of new laws, rules or regulations affecting operations inside U.K. territorial waters.

Our operations in Brazil are predominantly regulated by the Brazilian National Agency of Petroleum, Natural Gas and Biofuels, the federal government agency responsible for the regulation of the oil sector. Additional regulatory oversight is provided, among others, by the Brazilian Institute of the Environment and Renewable Natural Resources, which oversees Brazilian environmental legislation, implements the National Environmental Policy and exercises control and supervision of the use of natural resources, the Brazilian Health Regulatory Agency, which regulates products and services subject to health regulations, the Ministry of Labor, which regulates a variety of subjects related to employment and other work permitting matters, and the Brazilian Navy, which regulates maritime operations.

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

A number of jurisdictions where we operate require that certain work may only be performed by vessels built and/or registered in that jurisdiction. In some instances, an exemption may be available, or we may be subject to an additional tax to use a non-local vessel. In the U.S., we are subject to the Coastwise Merchandise Statute (commonly known as the “Jones Act”), which generally provides that only vessels built in the U.S., owned at least 75% by U.S. citizens, and crewed by U.S. citizen seafarers may transport merchandise between points in the U.S. The Jones Act has been applied to offshore oil and gas and wind farm work in the U.S. through interpretations by the CBP.

BOEM and BSEE

Our business is affected by laws and regulations as well as changing tax laws and policies relating to the offshore energy industry in general. The operation of oil and gas properties located on the OCS is regulated primarily by BOEM and BSEE. Among other requirements, BOEM requires lessees of OCS properties to post bonds or provide other adequate financial assurance in connection with the P&A of wells located offshore and the removal of production facilities. Following the Deepwater Horizon incident in April 2010, BSEE implemented enhanced standards for companies engaged in the development of offshore oil and gas wells. As an owner and operator of wells located on the OCS, we are required to maintain a BSEE-approved Oil Spill Response Plan. BSEE also oversees requirements relating to well control equipment utilized during intervention and decommissioning operations. As a provider of well control equipment, we are subject to these regulations for operation, maintenance and surface and subsea testing of our equipment during intervention and decommissioning operations.

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

Our current insurance programs generally cover a 12-month period beginning July 1 each year.

We maintain Hull and Increased Value insurance, which provides coverage for physical damage up to an agreed amount for each vessel. We also carry Protection and Indemnity insurance, which covers liabilities arising from the operation of vessels, and General Liability insurance, which covers liabilities arising from general operations. Onshore employees are covered by Workers’ Compensation. Offshore employees and marine crews are covered by a Maritime Employers Liability (“MEL”) insurance policy, which covers Jones Act exposures. We maintain Operator Extra Expense coverage that provides certain coverage per each loss occurrence for a well control issue on oil and gas properties where we are the operator. In addition to the liability policies described above, we currently carry various layers of Umbrella Liability in excess of primary limits as well as OPA insurance for our offshore oil and gas properties with coverage as required by BOEM.

We customarily have agreements with our customers and vendors in which each contracting party is responsible for its respective personnel. Under these agreements we are typically indemnified against third-party claims related to the injury or death of our customers’ or vendors’ personnel, and vice versa. With respect to well work contracted to us, the customer is typically contractually responsible for pollution emanating from the well. We separately maintain additional coverage designed to cover us under certain circumstances against any such third-party claims associated with well control events.

We receive Workers’ Compensation, MEL and other insurance claims in the normal course of business. We analyze each claim for its validity, potential exposure and estimated ultimate liability. Our services are provided in hazardous environments where events involving catastrophic damage or loss of life could occur, and claims arising from such an event may result in our being named as a responsible party. We acquire insurance protection that we believe is adequate for our business operations, although there can be no assurance that the amount of insurance we carry is sufficient to protect us fully in all events to which we may be liable or that such insurance will continue to be available at current levels of cost or coverage.

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.helixesg.com. Copies of this Annual Report for the year ended December 31, 2023, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “For the Investor” section of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and our Corporate Sustainability Report. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Coiled tubing (CT) system:  A continuous length of steel tubing (CT), typically between 1” and 3.25” in diameter, wound onto a large reel together with an injector head, control console, power supply and well control stack. The CT is run inside a well’s production tubing primarily for debris cleanout, pumping fluids or fishing operations though there are numerous other applications.

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

Intervention Riser System (IRS):  A subsea system that establishes a direct connection from a well intervention vessel, through a rigid riser, to a conventional or horizontal subsea tree in depths up to 10,000 feet. An IRS can be utilized for wireline intervention, production logging, CT operations, well stimulation, and full P&A operations, and provides well control in order to safely access the well bore for these activities.

Intervention system:  A subsea system that establishes a direct connection from a well intervention vessel to a subsea well in order to provide well control to safely access the well bore for well intervention activities. Intervention systems include Intervention Riser Systems (IRSs), Subsea Intervention Lubricators (SILs) and the Riserless Open-water Abandonment Module (ROAM).

I-plough trencher:  A pre-lay plough spread with the capability to perform boulder clearance, pre-cut trenching and backfill services once the cable, umbilical or pipeline has been laid.

IROV boulder grab:  A subsea grab tool with the capability to perform boulder clearance and debris removal.

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

Well intervention services:  Activities related to well maintenance and production management and enhancement services. Our well intervention operations include the utilization of slickline and electric line services, pumping services, specialized tooling and CT services.

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

MARKET AND INDUSTRY RISKS

Our business is adversely affected by low oil and natural gas prices, which occur in a cyclical oil and gas market that continues to experience volatility.

Our services are substantially affected by the condition of the oil and gas market, and in particular, the willingness of oil and gas companies to make capital and other expenditures for offshore exploration, development, drilling and production operations. Although our services are used for other operations during the entire life cycle of a well, when industry conditions are unfavorable, oil and gas companies typically reduce their budgets for expenditures on all types of operations and defer certain activities to the extent possible.

The levels of both capital and operating expenditures largely depend on the prevailing view of future oil and natural gas prices, which is influenced by numerous factors, including:

●	worldwide economic activity and general economic and business conditions, including the interest rate environment and cost of capital as well as access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions in oil-producing regions;
●	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”);
●	the occurrence or threat of an epidemic or pandemic disease and any related governmental response;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;
●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;
●	technological advances affecting energy exploration, production, transportation and consumption;

●	the exploration and production of onshore shale oil and natural gas;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions and natural disasters with respect to marine operations;
●	laws, regulations and policies directly related to the industries in which we provide services, including restrictions on oil and gas leases, and their interpretation and enforcement;
●	environmental and other governmental regulations; and
●	tax laws, regulations and policies.

A period of low levels of activity by offshore oil and gas operators may adversely affect demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general, all of which could lead to lower utilization of available vessels or similar assets and correspondingly downward pressure on the rates we can charge for our services. Given that the oil and gas business is adversely affected by low oil prices, such conditions would negatively impact oil and gas companies’ willingness and ability to make capital and other expenditures. Additionally, our customers, in reaction to negative market conditions, may seek to negotiate contracts at lower rates, both during and at the expiration of the term of our contracts, to cancel earlier work and shift it to later periods, to cancel their contracts with us even if cancellation involves their paying a cancellation fee, or to delay or refuse payment for our services. The extent of the impact of these conditions on our results of operations and cash flows depends on the strength of our industry environment and the demand for our services.

We continue to actively monitor ongoing military hostilities in Ukraine, Israel, the Red Sea, the Middle East, and globally as well as applicable laws, sanctions and trade control restrictions resulting therefrom. Any sanctions measures and increased governmental oversight and enforcement activities could adversely affect the global economy and supply chains as well as the oil and gas sector generally. The extent to which our operations and financial results may be affected by any such ongoing hostilities will depend on various factors, including the extent and duration of the conflicts and their related effects on operating and capital spending by our oil and gas production customers.

Our renewables business may be adversely affected by industry-specific economic and market factors.

Our services to the renewable energy sector and offshore wind farm developments consist primarily of subsea cable trenching and burial as well as seabed clearance and preparation services provided by our Robotics segment. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, and expansion of offshore renewable energy projects to deeper water and other regions. The offshore renewable energy sector also has country-specific regulations, incentives, subsidies and tax credits, that if revised negatively, can affect our customers’ needs for our services. Stagnant or declining economic conditions, which may slow global electricity demand, can negatively affect developer spending towards renewable energy projects. Finally, the pace of innovation and evolution in the offshore wind market can affect our ability to continue offering services to this segment.

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

As of December 31, 2023, backlog for our services supported by written agreements or contracts totaled $850 million, of which $700 million is expected to be performed in 2024.

We may not be able to perform under our contracts for various reasons giving our customers certain contractual rights under their contracts with us, which ultimately could include termination of a contract. In addition, our customers may seek to cancel, terminate, suspend or renegotiate our contracts, or our projects in Helix Alliance subject to call-off orders may be terminated earlier than expected, in the event of our customers’ diminished demand for our services due to global or industry conditions. Some of these contracts provide for no cancellation fee or a cancellation fee that is substantially less than the expected rates from the contracts. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under a contract, in which case a customer may repudiate or seek to cancel or renegotiate the contract. The repudiation, early cancellation, termination or renegotiation of our contracts by our customers, or the termination or reduction of call-off work, could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we may incur capital costs, we may charter vessels for the purpose of performing these contracts, and/or we may forgo or not seek other contracting opportunities in light of these contracts.

A large portion of our current backlog is concentrated in a small number of long-term contracts that we may fail to renew or replace.

Although historically our service contracts were of relatively short duration, over the past few years we performed a number of long-term contracts. We currently have contracts with five customers that represent approximately 55% of our total backlog as of December 31, 2023. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter-term contracts. Furthermore, our ability to extend, renew or replace our long-term contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will continue to depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, as we have experienced, we may not be able to extend, renew or replace such contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

Our operations involve numerous risks, which could result in our inability or failure to perform operationally under our contracts and result in reduced revenues, contractual penalties and/or contract termination.

Our equipment and services are very technical and the offshore environment poses significant challenges. Performing the work we do pursuant to the terms of our contracts can be difficult for various reasons, including equipment failure or reduced performance, human error, third-party failure or other fault, design flaws, weather, water currents or other physical conditions. Operating in new locations may also present incremental complications. Any of these factors could lead to performance concerns as well as disputes with our customers. The nature of offshore operations requires our offshore crew members as well as our customers and vendors to regularly travel to and from the vessels. The occurrence or threat of an epidemic or pandemic may impede our ability to execute such crewing or crew changes, which could lead to vessel downtime or suspension of operations, which may be beyond our control. Failure to perform in accordance with contract specifications can result in reduced rates (or zero rates), customer disputes, contractual penalties, and ultimately, termination in the event of sustained non-performance. Reduced revenues and/or contract termination due to our inability or failure to perform operationally could have a material adverse effect on our financial position, results of operations and cash flows.

Our customers, suppliers and other counterparties may be unable to perform their obligations.

Industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, suppliers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us and to deliver goods and/or services to us in a timely matter. In the event one or more of our customers and/or suppliers is adversely affected by a global health emergency similar to the COVID-19 pandemic, our business with them may be affected. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent. We may also face supply chain issues such as loss of access to spares and equipment, which could cause operational delays and loss of revenue.

Although we assess the creditworthiness of our counterparties, a variety of conditions and factors could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In particular, our Robotics and Helix Alliance businesses tend to do business with smaller customers that may not be capitalized or insured to the same extent as larger operators and that may be more exposed to financial loss in an uncertain economic environment. In addition, we may offer favorable payment or other contractual terms to customers in order to secure contracts. These circumstances may lead to collection issues that could impact our financial results and liquidity and lead to losses.

The inability of our customers, suppliers and other counterparties to perform under our various contracts, credit agreements and insurance policies may materially adversely affect our business, financial position, results of operations and cash flows.

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

The industries in which we operate are highly competitive. An oversupply of offshore drilling rigs coupled with a significant slowdown in industry activities results in increased competition from drilling rigs as well as substantially lower rates on work that is being performed. Several of our competitors are larger and have greater financial and other resources to better withstand a prolonged period of difficult industry conditions. In order to compete for customers, these larger competitors may undercut us by reducing rates to levels we are unable to withstand. Further, certain other companies may seek to compete with us by hiring vessels of opportunity from which to deploy modular systems and/or be willing to take on additional risks. With respect to our Helix Alliance business there may be lower barriers to entry into a market that historically has been serviced at least in part by smaller companies. If other companies relocate or acquire assets for operations in the regions in which we operate, levels of competition may increase further and our business could be adversely affected.

Climate change might adversely impact our business operations and/or our supply chain.

Scientific consensus shows that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. Climatologists predict these changes will result in the increased frequency of extreme weather events and natural disasters which could disrupt our business operations or those of our customers or suppliers. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative, and/or regulatory requirements designed to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs and impede our ability to provide services to our customers.

The actual or perceived lack of sustainability of the oil and gas sector, or our failure to adequately implement and communicate initiatives that demonstrate our own sustainability, may adversely affect our business.

Sustainability initiatives remain important factors in assessing a company’s outlook, as investors look to identify factors that they believe inform a company’s ability to create long-term value. We understand we have an important role to play as a steward of the people, communities and environments we serve, and we regularly look for ways to emphasize and improve our own sustainability record. However the nature of the oil and gas sector in which we predominantly operate may impact in the near or long term sustainability sentiment of investors, lenders, other industry participants and individuals, to the extent the global markets value green energy and environmental conservation. This sentiment may in turn lead to a lack of investment, investability or borrowing capital, or a more negative overall perception related to the fossil fuel industry. Further, we may not succeed in implementing or communicating a sustainability message that is well understood or received. As a result we may experience diminished reputation or sentiment, reduced access to capital markets and/or increased cost of capital, an inability to attract and retain talent, and loss of customers or vendors.

Our North Sea and Helix Alliance businesses typically decline in the winter, and weather can adversely affect our operations.

Marine operations conducted in the North Sea and the Gulf of Mexico shelf are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are more favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. Helix Alliance experiences a slower winter season in its diving and certain vessel operations. As is common in our industry, where we do have utilization in these seasonal markets, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Certain areas in which we operate experience unfavorable weather conditions including hurricanes and extreme storms on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the Gulf of Mexico and the North Sea are susceptible to damage and/or total loss by these weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to adjust service operations or curtail operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these weather conditions, we may experience disruptions in our operations if our personnel is adversely impacted, or because customers may adjust their activities due to damage to their assets, platforms, pipelines and other related facilities.

The operation of marine vessels is risky, and we do not have insurance coverage for all risks.

Vessel-based offshore services involve a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. Damage arising from such occurrences may result in assertions of our liability. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful liability claim for which we are not fully insured could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, we can provide no assurance that we will be able to maintain adequate insurance in the future at rates that we consider reasonable. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers require broad exclusions for losses due to war risk and terrorist acts, and limitations for wind storm damage. The current insurance on our assets is in amounts approximating replacement value. In the event of property loss due to a catastrophe, mechanical failure, collision or other event, insurance may not cover a substantial loss of revenue, increased costs and other liabilities, and therefore the loss of any of our assets, or damage asserted to have been caused by our assets, could have a material adverse effect on us.

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

Consistent with standard industry practice, we typically seek to obtain contractual indemnification from our customers whereby they agree to protect and indemnify us for liabilities resulting from various hazards associated with offshore operations. We can provide no assurance, however, that we will obtain such contractual indemnification or that our customers will be willing or financially able to meet their indemnification obligations.

Our operations outside of the U.S. subject us to additional risks.

Our operations outside of the U.S. are subject to risks inherent in foreign operations, including:

●	the loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;
●	increases in taxes and governmental royalties;
●	laws and regulations affecting our operations, including with respect to customs, assessments and procedures, and similar laws and regulations that may affect our ability to move our assets and/or personnel in and out of foreign jurisdictions;
●	renegotiation or abrogation of contracts with governmental and quasi-governmental entities;
●	changes in laws and policies governing operations of foreign-based companies;
●	currency exchange restrictions and exchange rate fluctuations;
●	global economic cycles;
●	restrictions or quotas on production and commodity sales;
●	limited market access;
●	trade and labor unions as well as local content requirements; and
●	other uncertainties arising out of foreign government sovereignty over our international operations.

Certain countries have in place or are in the process of developing complex laws for foreign companies doing business in these countries. Some of these laws are difficult to interpret, making compliance uncertain, and others increase the cost of doing business, which may make it difficult for us in some cases to be competitive. The combination of such laws with the local requirements have further increased the challenges of doing business in these countries. In addition, laws and policies of the U.S. affecting foreign trade, taxation and other commercial activity may adversely affect our international operations.

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

As of December 31, 2023, we had consolidated indebtedness of $361.7 million. The level of indebtedness may have an adverse effect on our future operations, including:

●	limiting our ability to refinance maturing debt or to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;
●	increasing our vulnerability to a general economic downturn, competition and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged;
●	increasing our exposure to potential rising interest rates for any portion of our borrowings that may be at variable interest rates or at risk to be refinanced at rising rates;
●	reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements for that portion of our cash flows that may be needed to service debt obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	limiting our ability to expand our business through capital expenditures or pursuit of acquisition opportunities due to negative covenants in credit facilities that place limitations on the types and amounts of investments that we may make;
●	limiting our ability to use, or post security for, bonds or similar instruments required under the laws of certain jurisdictions with respect to, among other things, the temporary importation of vessels, systems and other equipment and the decommissioning of offshore oil and gas properties; and
●	limiting our ability to sell or pledge assets or use proceeds from certain asset sales for purposes other than debt repayment.

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

Because we have certain debt and other obligations, a prolonged period of low demand or rates for our services could lead to a material adverse effect on our liquidity.

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

A decline in the offshore energy services market could result in impairment charges.

Prolonged periods of low utilization or low rates for our services could result in the recognition of impairment charges for our assets if future cash flow estimates, based on information available to us at the time, indicate that their carrying value may not be recoverable.

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

On December 20, 2019, CBP finalized a new set of rulings (the “2019 CBP Rulings”) that (i) restrict the scope of items that may be transported aboard non-coastwise qualified vessels on the OCS and (ii) establish rules regarding incidental vessel movements related to offshore lifting operations. The 2019 CBP Rulings constitute a significant step towards establishing a predictable regime of regulation for offshore operations. Certain organizations may seek to overturn the 2019 CBP Rulings, particularly with respect to offshore lifting operations. CBP, its parent agency, the Department of Homeland Security, the federal courts or the U.S. Congress could revisit the issue and, if a challenge to the 2019 CBP Rulings were successful along the lines sought by those organizations, the resulting interpretation of the Jones Act could adversely impact the operations of non-coastwise qualified vessels working in the Gulf of Mexico, and could potentially make it more difficult and/or costly to perform our offshore services in the area.

On January 1, 2021, the National Defense Authorization Act for fiscal year 2021 came into force which, among other things, extended federal law, including the Jones Act, to U.S. offshore wind farm projects, making it more difficult and/or costly to provide for U.S. renewables customers the services that we currently provide for renewables customers in the North Sea and Asia Pacific.

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and international laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operations of various facilities, including vessels, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with applicable requirements when performed. It is possible that other developments, such as stricter environmental laws and regulations, or claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protections we seek to obtain from our counterparties, assuming they are obtained, may not be sufficient or effective to protect us under all circumstances or against all risk involving compliance with environmental laws and regulations.

As a multi-national organization, we are subject to taxation in multiple jurisdictions. The Organization for Economic Co-operation and Development, the EU and individual taxing jurisdictions are focused on tax base erosion and profit shifting as well as minimum tax directives (including Pillar Two). These initiatives and directives continue to evolve with country specific implementation legislation forthcoming. We anticipate increased disclosure and reporting in order to facilitate compliance with these directives and proposed rules. While the impact of these proposed and future rules cannot be determined, they may have adverse effects on us, including increased administrative and compliance costs.

Our business would be adversely affected if we failed to comply with the Jones Act foreign ownership provisions or if these provisions were modified or repealed.

We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the U.S. As a result of the Alliance acquisition, we acquired 21 vessels registered under the U.S. flag which operate in the U.S. Gulf of Mexico coastwise trade. In order to operate vessels in the Jones Act trade and to be qualified to document vessels for coastwise trade, we must maintain U.S. citizen status for Jones Act purposes. We could cease being a U.S. citizen if certain events were to occur, including if non-U.S. citizens were to own 25% or more of our common stock. We monitor our ownership for compliance with the Jones Act. The consequences of our failure to comply with the Jones Act provisions on coastwise trade, including failing to qualify as a U.S. citizen, would have an adverse effect on our results of operations as we may be prohibited from operating certain of our vessels in the U.S. coastwise trade or, under certain circumstances, permanently lose U.S. coastwise trading rights or be subject to fines or forfeiture of certain our vessels. There have been attempts to repeal or amend restrictions contained in the Jones Act, and such attempts are expected to continue in the future. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government imposed burdens.

Enhanced regulations for deepwater offshore drilling may reduce the need for our services.

Exploration and development activities and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulations. To conduct deepwater drilling in the Gulf of Mexico, an operator is required to comply with various regulations and safety standards. Before drilling may commence, BSEE conducts inspections of deepwater drilling operations for compliance with its regulations. Operators also are required to comply with Safety and Environmental Management System (“SEMS”) regulations within the deadlines specified by the regulations and confirm that their contractors have SEMS-compliant safety and environmental policies and procedures in place. Additionally, each operator must demonstrate that it has containment resources that are available promptly in the event of a loss of well control. It is expected that government authorities, including BOEM and BSEE, will continue to issue further regulations regarding deepwater offshore drilling. Our business, a significant portion of which is in the Gulf of Mexico, provides development services to newly drilled wells. If the issuance of drilling or other permits is significantly delayed, or if other oil and gas operations are delayed or reduced due to increased costs of regulatory compliance, demand for our services may also decline. Moreover, if our assets are not redeployed such that we can provide our services at profitable rates, our business, financial condition, results of operations and cash flows would be materially adversely affected.

Additionally, governmental orders establishing moratoriums on new oil and gas leasing of public lands and offshore waters may pose additional challenges for the industries we serve and may directly impede our operations or ability to service our customers’ needs. Such regulations could also result in offshore drilling rigs being diverted to well intervention work, which may create more competition for the services we offer. Such regulations may also affect oil and natural gas prices, which could impact the demand for our services. Such impediments, competition or reduction in activity could have a material adverse effect on our operations, competitive position, results of operations and cash flows.

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

Our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, including in connection with industry downturn and a decline in sentiment towards fossil fuels. Our success depends on the active participation of our key employees. The loss of our key people could adversely affect our operations. The delivery of our services also requires personnel with specialized skills, qualifications and experience. The demand for skilled workers can be high and the supply may be limited. A significant increase in the wages paid, or benefits offered, by competing employers could result in a reduction of our skilled labor force, increases to our cost structures, or both. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled, qualified and experienced workers, and we may have competition for personnel with the requisite skill set.

A global health pandemic could disrupt our operations and adversely impact our business and financial results.

A global health emergency similar to the COVID-19 pandemic could lead to worldwide shutdowns and halting of commercial and interpersonal activity, resulting in a precipitous decline in oil prices and reduced operating and capital spending by oil and gas producers that may persist for an extended period of time, undermining the confidence in overall industry viability.

Our onshore and offshore operations could be disrupted, and any protocols implemented may not prove fully successful. We may experience reduced productivity as our onshore personnel work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may impede the vessel’s ability to generate revenue and or increase the costs to operate the vessel. We may also experience challenges in connection with our offshore crew changes due to health and travel restrictions, or a decline in the available offshore workforce, whether due to the pandemic, considerations related to our protocols, attrition from our industry, or a combination of the foregoing.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, could be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or acts perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk as some of our onshore personnel may periodically work remotely.

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

Despite our efforts to continually refine our procedures, educate our employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Our potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in our business operations. In addition, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we may not necessarily know the impact to our systems or networks, costs and actions required to fully remediate and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our vessels or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant processing of this data domestically and transferring of this data across international borders continues to increase in complexity. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, and other jurisdictions may in the future issue further data privacy laws and regulations. The U.S. Federal Trade Commission recently adopted rules requiring the reporting of certain data breaches that may apply to our operations and those of our subsidiaries. As the number and complexities of such laws and regulations continue to increase, we will face increasingly complex compliance, monitoring, and control obligations. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, or otherwise, could expose us to litigation and enforcement, and result in significant penalties, fines, and other liabilities.

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

The success of any transaction may depend on, in part, our ability to integrate an acquired business and realize the financial growth or synergies expected from the transaction. Any such transaction may not be successful, may not be accretive to shareholders or may not achieve expected benefits within an expected timeframe. Acquired businesses may also have unanticipated liabilities, contingencies or negative tax consequences. In addition, acquisitions are accompanied by the risk that the obligations of an acquired business may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, unanticipated liabilities or incorrect or inconsistent assumptions could have a material adverse effect on our growth strategy, business, financial condition, prospects and results of operations. Furthermore, evaluating potential transactions and integrating completed transactions could be time-consuming, involve significant transaction related expenses, create unexpected costs, involve difficulties assimilating the operations and personnel of an acquired business, make evaluating our business and future financial prospects difficult and may divert the attention of our management from other operating matters.

Any such transaction may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt, and the number of shares of our common stock or the aggregate principal amount of our debt that we may issue may be significant. Certain transactions may not be permitted under our existing asset-based credit facility or other debt instruments, requiring either waivers, amendments, or terminating such facility. Furthermore, a strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Our ability to repurchase shares through any share repurchase program is subject to certain considerations, including availability of Free Cash Flow, and any repurchases could affect the price of our common stock and increase volatility, which may result in a decrease in the trading price of our common stock.

Our Board has in the past authorized and may from time to time in the future authorize share repurchase programs. On February 20, 2023, we announced that our Board approved a new share repurchase program (the “2023 Repurchase Program”) under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The timing and amount of such repurchases depend upon several factors. Our ability to successfully effect a share repurchase program requires us to generate consistent Free Cash Flow and have available capital in the years ahead in amounts sufficient to enable us to also continue to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements. Our cash flow typically fluctuates seasonally and the amount of Free Cash Flow returned in any quarter during the year may vary. We may not have available Free Cash Flow to repurchase shares if we use our available cash to satisfy other priorities such as strategic opportunities and acquisitions, or if our Board determines to change or discontinue the repurchase program. There is no guarantee that we would carry out repurchases in the same manner as they may have been announced. Furthermore, a share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth or engage in alternative activities that could generate greater shareholder value. In addition, repurchases of our common stock pursuant to a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Although share repurchase programs are intended to enhance long-term shareholder value, there is no assurance that it will do so. Any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price and short-term stock price fluctuations could reduce the program’s effectiveness.

Certain provisions of our corporate documents, financial arrangements and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment and other long-term incentive arrangements with all of our executive officers that could require cash and/or equity payments and covenants in our asset-based credit agreement (the “ABL Facility”) that could put us in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

RISK MANAGEMENT AND STRATEGY

Our cybersecurity program is designed to monitor, detect, prevent and respond to cyber threats. We take a multi-faceted approach to identifying and mitigating information security risks. This includes but is not limited to penetration tests of our external network, the utilization of third-party scanning tools to monitor our network, maintenance of software and implementing applicable updates timely, training employees to recognize security risks and encouraging employees to report suspicious activity. Annual cybersecurity awareness training is provided to onshore and offshore users. The training seeks to demonstrate to users the risks in using technology and how to effectively defend against cyber threats.

We assess, identify and manage material risks from cybersecurity threats and vulnerabilities according to our Cybersecurity Incident Response Plan (the “IRP”). The IRP uses the six-stage model of the National Institute of Standards and Technology Cybersecurity Framework (Preparation, Detection, Containment, Investigation, Remediation, and Recovery) to outline steps for reporting, responding, and mitigating various aspects of a cybersecurity incident. Execution of the IRP’s incident response activities are coordinated by the Cybersecurity Incident Response Team, and communications planning via the Helix Crisis Assistance Team and the Cybersecurity Incident Communication Group. There are also separate processes in place for the effective management of cyber incidents involving our offshore assets and certain regional business units.

We engage external parties to aid in processing and managing cybersecurity incidents as needed, including utilization of the services and expertise of local law enforcement and government entities, partnering financial institutions, a third-party security operations center (“SOC”), and managed service providers. In addition, we collaborate with our internal auditors to ensure our processes are documented and followed appropriately.

In connection with our external SOC and managed service providers, we have implemented change control measures that allow for the continual oversight and assessment of the services provided and threats identified. Notifications and remediation of cyber threats are tracked, reviewed, and archived. Processes implemented and lessons learned involving these third parties are evaluated after each incident to ensure efficiency and replication.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and may continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – General Risks – Cybersecurity breaches or business system disruptions may adversely affect our business.”

GOVERNANCE

Risks relating to cybersecurity are overseen by the Audit Committee. Certain members of our management, including the Executive Vice President and Chief Financial Officer (the “CFO”), the Chief Accounting Officer and Corporate Controller (the “CAO”) and the Vice President of Internal Audit, report to the Audit Committee regarding cybersecurity risks. IT management presents an annual update of cybersecurity related activities to the Audit Committee. Interim updates are provided to the Audit Committee by the CFO on an as needed basis should an incident warrant immediate notification or escalation.

Within Helix’s IT department, several IT management positions are responsible for assessing and managing cybersecurity risk, including the Chief Information Officer, Director of Information Technology and Manager of Information Technology. Each of the IT department’s management personnel has over 20 years of IT experience. The Director of Information Technology and the Manager of Information Technology positions are tasked with the daily and per incident assessment and management of cybersecurity risks, while the Chief Information Officer is tasked with oversight.

Helix’s IT department keeps management involved and informed throughout the entire process of any cybersecurity incident from initial monitoring and discovery through the remediation and restoration, all in accordance with the processes outlined in our IRP. Initial notification regarding a cybersecurity incident may come through our third-party SOC or managed service providers, or from employees reporting internally to our IT helpdesk. Investigations are then performed to determine the appropriate actions per the IRP guidelines. Incidents that warrant further escalation are promptly shared with the CFO and continually updated, as appropriate, until remediation and restoration is achieved.

Helix’s IT department holds regular quarterly meetings with the CFO, CAO, and Vice President of Internal Audit to recap cybersecurity risks and incidents and to determine any actions required as a result.

Item 2. Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2023, our fleet included 26 owned vessels, eight IRSs, three SILs, the ROAM, 20 P&A systems, six CT systems, 39 ROVs, seven trenchers and the IROV boulder grab. We also had seven vessels under time charter agreements. All of our chartered vessels and 11 of our owned vessels have DP capabilities specifically designed to meet the needs of our customers’ offshore activities. Our Seawell and Well Enhancer vessels also have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2023 (1)

		Placed
	Flag	in	Length
	State	Service (2)	(Feet)	DP
Floating Production Unit —
Helix Producer I	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (3)	U.S.	4/2002	312	DP3
Seawell (4)	U.K.	7/2002	368	DP2
Well Enhancer (4)	U.K.	10/2009	432	DP3
Q5000	Bahamas	4/2015	358	DP3
Siem Helix 1 (5)	Bahamas	6/2016	521	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	DP3
Q7000	Bahamas	1/2020	320	DP3
8 IRSs, 3 SILs and the ROAM (6)	—	Various	—	—
Helix Alliance —
EPIC Hedron (heavy lift barge)	Vanuatu	7/2022	400	—
9 liftboats, 6 OSVs, 3 DSVs and 1 crew boat (7)	U.S.	7/2022	Various	DP1
20 P&A systems and 6 CT systems	—	Various	—	—
Robotics —
39 ROVs, 7 Trenchers and the IROV boulder grab (4), (8)	—	Various	—	—
Grand Canyon II (5)	Norway	4/2015	419	DP3
Grand Canyon III (5)	Norway	5/2017	419	DP3
Horizon Enabler (5)	Barbados	5/2022	316	DP2
Shelia Bordelon (5)	U.S.	2/2022	257	DP2
Glomar Wave (5)	Panama	2/2023	216	DP2
(1)	We maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the charters for our chartered vessels commenced, as applicable.

(3)	Subject to a vessel mortgage securing our MARAD Debt described in Note 7.
(4)	Serves as security for the ABL Facility described in Note 7.
(5)	Vessel under time charter agreement.
(6)	We own a 50% interest in the ROAM and three of the IRSs. One of the two deepwater IRSs has not yet been placed in service.
(7)	DP capabilities are only applicable to five OSVs.
(8)	Average age of our Robotics assets is approximately 11.4 years. One of the trenchers has not yet been placed in service.

We incur routine dry dock, inspection, maintenance and repair costs pursuant to applicable statutory regulations in order to maintain our vessels in accordance with the rules of the applicable class society. In addition to complying with these requirements, we have our own asset maintenance programs that we believe help us to continue to provide our customers with well-maintained, reliable assets.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	69	President, Chief Executive Officer and Director
Erik Staffeldt	52	Executive Vice President and Chief Financial Officer
Scott A. Sparks	50	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	48	Executive Vice President, General Counsel and Corporate Secretary

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

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Prior thereto he was Senior Vice President and Chief Financial Officer beginning in June 2017 until February 2019. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director from February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 until June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015 until December 2021. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 28 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and Loyola University in New Orleans with an MBA, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 34 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Executive Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 23 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, previously serving as Helix’s Senior Vice President, General Counsel and Corporate Secretary from May 2019 to December 2022, and prior to that as Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Mr. Neikirk oversees Helix’s legal, human resources, and contracts and insurance functions. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 21, 2024, the closing sale price of our common stock on the NYSE was $9.85 per share. As of February 21, 2024, there were 268 registered shareholders and approximately 80,660 beneficial shareholders of our common stock.

We have not declared or paid cash dividends on our common stock in the past nor do we intend to pay cash dividends in the foreseeable future. In addition, our financing arrangements may place certain limitations on the payment of cash dividends on our common stock. We currently intend to reinvest any retained earnings, if any, for the future operation and growth of our business, or to use for potential acquisition opportunities or share repurchases. Our Board will review this matter on a regular basis in light of our earnings, financial position and market opportunities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “— Liquidity and Capital Resources” of this Annual Report.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2018 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2023 (the “2023 Performance Peer Group”) including the following companies: Archrock, Inc., ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helmerich & Payne, Inc., Nabors Industries Ltd., Newpark Resources, Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc., Precision Drilling Corporation, ProPetro Holding Corp., RPC, Inc., Select Energy Services, Inc., TETRA Technologies, Inc., Tidewater Inc. and USA Compression Partners, LP. The returns of each member of the 2023 Performance Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2023 and have been adjusted for the reinvestment of any dividends. We believe that in 2023 the members of the 2023 Performance Peer Group provided services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2018 in our common stock at the closing price on that date price and on December 31, 2018 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — 90.0%; the 2023 Performance Peer Group — 11.7%; the OSX — 14.5%; and S&P 500 — 107.2%. These results are not necessarily indicative of future performance.

250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Helix
Peer Group Index
Oil Service Index
S&P 500

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,

OSX and Peer Group

	As of December 31,
	2018	2019	2020	2021	2022	2023
Helix	$100.0	$178.0	$77.6	$57.7	$136.4	$190.0
2023 Performance Peer Group Index	$100.0	$93.1	$54.7	$72.6	$107.6	$111.7
Oil Service Index	$100.0	$99.4	$57.6	$69.5	$112.3	$114.5
S&P 500	$100.0	$131.5	$155.7	$200.4	$164.1	$207.2

Source: Bloomberg.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
October 1 to October 31, 2023	—	$—	—	$188,012
November 1 to November 30, 2023	—	—	—	188,012
December 1 to December 31, 2023	39,450	9.06	—	188,012
	39,450	$9.06	—
(1)	Includes shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program as described in footnote (3) below and shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	On February 20, 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock (Note 10). The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans.

Item 6. [Reserved]

Not applicable.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. We operate through our four business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments.

Industry Influences and Market Environment

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors. Demand for decommissioning, which has been an area of growth for us in recent years, is affected by commodity prices as well as governmental regulations and political forces globally.

Oil prices came down from their highs in 2022 but have remained robust during 2023. Global demand for oil continues to experience growth, and we expect the current market conditions will maintain continued customer spending for the industry. Despite the current commodity price environment, uncertainties to commodity price stability persist, including regional conflicts, unrest in the Middle East, OPEC+ decisions, various governmental and customer sustainability initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

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

We are seeing oil and gas companies continue to invest in long-cycle exploration projects in addition to maintaining and/or increasing production from their existing reserves. As historically production enhancement through well intervention is less expensive per incremental barrel of oil than exploration, we expect oil and gas companies to continue to focus on optimizing production of their existing subsea wells.

We support the energy transition to renewable energy through our services in offshore wind farm developments, primarily including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects. We expect growth in our renewables services as the energy market transitions to continued renewable energy developments.

Once end-of-life oil and gas wells have depleted their production, we decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. Our operations service the life cycle of an oil and gas field and provide P&A and decommissioning services at the end of the life of a field as required by governmental regulations. We believe that we have a competitive advantage in performing these services efficiently. The demand for P&A services should grow as the subsea tree base expands, as government regulations continue to place stronger emphasis on decommissioning aged wells worldwide (including subsea trees as well as mature dry tree wells in the shallow waters of the Gulf of Mexico), and as customers shift resources to renewable energy.

Business Activity Summary

During 2023, we continued to reap the benefits of our energy transition strategy with significant improvements in our results as compared to 2022. Utilization and rates improved across all of our operating segments in 2023, benefitting from a strong oil and gas market, continued customer demand for our renewables offerings and robust decommissioning demand across the globe.

We made significant improvements in our balance sheet in 2023, extending the maturity of our debt to 2029, removing the dilution overhang associated with 22.9 million shares underlying the Convertible Senior Notes due 2026 (the “2026 Notes”) repurchased in December 2023, and simplifying our capital structure. We maintain our capital allocation policy of maintaining low levels of Net Debt, investing in targeted acquisitions that complement and further our strategy, and using Free Cash Flow to return cash to shareholders through share repurchases (See “Results of Operations — Non-GAAP Financial Measures” below for definitions of Net Debt and Free Cash Flow).

We also executed a number of transactions during 2023 that demonstrate our commitment to our strategy and outlook for the markets we serve.

During 2023, we extended the charters on two of our robotics vessels in support of our trenching and site clearance operations. In January 2023, we entered into a three-year charter agreement for the Glomar Wave in the North Sea with options to extend. In July 2023, we entered into a new agreement to extend the Horizon Enabler charter until December 2025, with further options to extend.

In September 2023, we acquired assets primarily consisting of five operable P&A systems to be used in our shallow water decommissioning operations in the Gulf of Mexico.

In November 2023, we extended the agreement for the HP 1 for one year until at least June 1, 2025.

Outlook

In 2024, despite a backdrop of a somewhat uncertain macro environment globally, we expect to experience another strong year of performance driven by increasing demand for our decommissioning services internationally and continued growth in the offshore renewables trenching market. The Gulf of Mexico shallow water decommissioning demands are expected to experience volatility as customers balance their spending between decommissioning obligations and production needs.

Backlog

Our backlog is represented by signed contracts. As of December 31, 2023, our consolidated backlog totaled $850 million, of which $700 million is expected to be performed in 2024. As of December 31, 2023, our various contracts with Shell globally, our contracts with Trident Energy and Petrobras in Brazil, our contracts with Repsol globally, and our agreement for the HP I in the Gulf of Mexico represented approximately 55% of our total backlog. As of December 31, 2022, our consolidated backlog totaled $847 million. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We define EBITDA as earnings before income taxes, net interest expense, gains and losses on equity investments, net other income or expense, and depreciation and amortization expense. Non-cash impairment losses on goodwill and other long-lived assets are also added back if applicable. To arrive at our measure of Adjusted EBITDA, we exclude gains or losses on disposition of assets, acquisition and integration costs, gains or losses on extinguishment of long-term debt, the change in fair value of contingent consideration and the general provision (release) for current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from asset sales and insurance recoveries (related to property and equipment), if any. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents and restricted cash. In the following reconciliations, we provide amounts as reflected in the consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(10,838)	$(87,784)	$(61,684)
Adjustments:
Income tax provision (benefit)	18,352	12,603	(8,958)
Net interest expense	17,338	18,950	23,201
Other expense, net	3,590	23,330	1,490
Depreciation and amortization	164,116	142,686	141,514
Gain on equity investment	—	(8,262)	—
EBITDA	192,558	101,523	95,563
Adjustments:
(Gain) loss on disposition of assets, net	(367)	—	631
Acquisition and integration costs	540	2,664	—
Change in fair value of contingent consideration	42,246	16,054	—
General provision (release) for current expected credit losses	1,149	781	(54)
Loss on extinguishment of long-term debt	37,277	—	136
Adjusted EBITDA	$273,403	$121,022	$96,276

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities	$152,457	$51,108	$140,117
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(18,659)	(33,504)	(8,271)
Free Cash Flow	$133,798	$17,604	$131,846

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	December 31,
	2023	2022
Long-term debt including current maturities	$361,722	$264,075
Less: Cash and cash equivalents and restricted cash	(332,191)	(189,111)
Net Debt	$29,531	$74,964

Comparison of Years Ended December 31, 2023 and 2022

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

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
Net revenues —
Well Intervention	$732,761	$524,241	$208,520	40%
Robotics	257,875	191,921	65,954	34%
Shallow Water Abandonment	274,954	124,810	150,144	120%
Production Facilities	87,885	82,315	5,570	7%
Intercompany eliminations	(63,747)	(50,187)	(13,560)
	$1,289,728	$873,100	$416,628	48%

Gross profit (loss) —
Well Intervention	$47,164	$(40,107)	$87,271	218%
Robotics	60,618	37,507	23,111	62%
Shallow Water Abandonment	71,261	23,919	47,342	198%
Production Facilities	23,494	30,666	(7,172)	(23)%
Corporate, eliminations and other	(2,181)	(1,369)	(812)
	$200,356	$50,616	$149,740	296%

Gross margin —
Well Intervention	6%	(8)%
Robotics	24%	20%
Shallow Water Abandonment	26%	19%
Production Facilities	27%	37%
Total company	16%	6%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 88%	7 / 80%
Robotics assets (3)	46 / 62%	48 / 53%
Chartered Robotics vessels	6 / 96%	5 / 95%
Shallow Water Abandonment vessels (4)	20 / 74%	21 / 73%
Shallow Water Abandonment systems (5)	26 / 70%	21 / 62%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels in 2023 and 2022 included 310 and 420 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and the IROV boulder grab.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2023	2022	(Decrease)
Well Intervention	$28,396	$16,545	$11,851
Robotics	35,263	33,642	1,621
Shallow Water Abandonment	88	—	88
	$63,747	$50,187	$13,560

Net Revenues. Our consolidated net revenues increased by 48% in 2023 as compared to 2022, reflecting the addition of Shallow Water Abandonment segment in the third quarter 2022 and higher revenues from all of our segments.

Our Well Intervention revenues increased by 40% in 2023 as compared to 2022, primarily reflecting higher vessel utilization and rates in Brazil and the North Sea and higher rates in the Gulf of Mexico. Revenues in Brazil increased primarily due to both the Siem Helix 1 and the Siem Helix 2 working a full year on their long-term contracts with improved rates as compared to 2022. Revenues in the North Sea and Gulf of Mexico both benefitted from improved spot rates in 2023 as compared to 2022. Revenues on the Q7000 were also higher, despite the vessel incurring a higher number of transit and docking days in 2023 as compared to 2022, as the vessel’s operations in New Zealand were on an integrated project with higher project revenues and costs. The increase in revenues was offset in part by lower utilization in the Gulf of Mexico due to a higher number of regulatory docking days during 2023 as compared to 2022.

Our Robotics revenues increased by 34% in 2023 as compared to 2022, primarily reflecting higher utilization and rates on vessels, ROVs and trenchers. Chartered vessel days increased to 1,699 days during 2023 as compared to 1,401 days during 2022. Integrated vessel trenching days increased to 807 days in 2023 as compared to 483 days in 2022. ROV and trencher utilization increased to 62% in 2023 from 53% in 2022.

Our Shallow Water Abandonment revenues in 2023 reflect a full year of revenue generated by Helix Alliance with 74% utilization across vessels and 5,748 days, or 70%, of utilization across P&A systems and CT systems. Our Shallow Water Abandonment revenues in 2022 reflect six months of revenue generated by Helix Alliance since July 1, 2022 (Note 3) with 73% utilization across vessels and 2,324 days, or 62%, of utilization across P&A systems and CT systems.

Our Production Facilities revenues increased by 7% in 2023 as compared to 2022, primarily reflecting higher oil and gas production volumes, offset in part by lower oil and natural gas prices during 2023 as compared to 2022.

Gross Profit (Loss). Our consolidated 2023 gross profit increased by $149.7 million as compared to 2022, primarily reflecting increases in our Well Intervention, Robotics and Shallow Water Abandonment segments in 2023, offset in part by lower profitability in our Production Facilities segment.

Our Well Intervention gross profit was $47.2 million in 2023 as compared to a gross loss of $40.1 million in 2022, primarily reflecting higher revenues in 2023.

Our Robotics gross profit increased by $23.1 million in 2023 as compared to 2022, primarily reflecting higher revenues in 2023 due to increased activities.

Our Shallow Water Abandonment gross profit increased by $47.3 million in 2023 as compared to 2022, primarily reflecting full year of operating results from Helix Alliance in 2023 as compared to six months of operating results from Helix Alliance following its acquisition on July 1, 2022.

Our Production Facilities gross profit decreased by $7.2 million in 2023 as compared to 2022, primarily reflecting higher oil and gas production costs and well maintenance costs, offset in part by revenue increases during 2023.

Acquisition and Integration Costs. Our acquisition and integration costs decreased by $2.1 million in 2023 as compared to 2022, reflecting lower spend during the later stages of the Alliance integration process.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration related to the Alliance acquisition reflects an increase in the value of the earn-out consideration expected to be paid in cash in April 2024 (Notes 3 and 19).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $94.4 million in 2023 as compared to $76.8 million in 2022, primarily reflecting higher employee incentive and share-based compensation costs and the addition of Helix Alliance.

Equity in Earnings of Investment. Equity in earnings of investment of $8.3 million in 2022 primarily reflects the gain on the sale of the “Independence Hub” platform (Note 2).

Net Interest Expense. Our net interest expense totaled $17.3 million in 2023 as compared to $19.0 million in 2022, primarily reflecting higher interest income on our invested cash reserves and the repayment of certain indebtedness, offset in part by interest expense on our $300 million Senior Notes due 2029 (the “2029 Notes”) during the fourth quarter 2023 (Note 7).

Loss on Extinguishment of Long-term Debt. The $37.3 million loss on extinguishment of long-term debt in 2023 was primarily associated with $38.6 million inducement charges incurred from the repurchase of $159.8 million principal amount of the 2026 Notes during the fourth quarter 2023 (Note 7), offset in part by changes in fair value of the associated 2026 Capped Calls until settlement (Note 9).

Other Expense, Net. Net other expense was $3.6 million in 2023, primarily reflecting losses from the devaluation of our Nigerian naira holdings and conversion of naira into U.S. dollars during 2023, offset in part by foreign currency gains due to the strengthening of the British pound in 2023. Net other expense was $23.3 million in 2022, primarily reflecting foreign currency losses due to the weakening of the British pound in 2022.

Income Tax Provision. Income tax provision was $18.4 million for 2023 as compared to $12.6 million for 2022. The effective tax rates for 2023 and 2022 were 244.2% and (16.8)%, respectively. These variances were primarily attributable to the earnings mix between our higher and lower tax rate jurisdictions, non-deductible losses on the extinguishment of long-term debt as well as losses for which no financial statement benefits have been recognized (Note 8).

Comparison of Years Ended December 31, 2022 and 2021

Various financial and operational highlights for the years ended December 31, 2022 and 2021 were previously presented in our 2022 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2023	2022
Net working capital	$249,223	$162,634
Long-term debt (excluding current maturities)	313,430	225,875
Liquidity	431,471	284,729

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents and restricted cash, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above is net of unamortized debt discount and debt issuance costs and excludes current maturities of $48.3 million and $38.2 million, respectively, at December 31, 2023 and 2022. For information relating to our long-term debt, see Note 7 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Liquidity

We define liquidity as cash and cash equivalents, excluding restricted cash, plus available capacity under our credit facility. Our liquidity at December 31, 2023 included $332.2 million of cash and cash equivalents and $99.3 million of available borrowing capacity under the ABL Facility (Note 7). In December 2023, we issued $300.0 million of the 2029 Notes with proceeds of approximately $291.1 million, net of debt discount and issuance costs. We used a portion of the proceeds, as well as 1.5 million shares of our common stock, to repurchase $159.8 million aggregate principal amount of the 2026 Notes for approximately $229.7 million, and we unwound a proportionate amount of the associated 2026 Capped Calls for approximately $15.6 million. In January 2024, we issued a redemption notice for the remaining $40.0 million aggregate principal amount of the 2026 Notes to be settled March 20, 2024. Investors are permitted to convert their notes, and we will settle all conversions and/or redemptions in cash at amounts that we expect will exceed the 2026 Notes’ current carrying values. Our liquidity at December 31, 2022 included $186.6 million of cash and cash equivalents and $98.1 million of available borrowing capacity under the ABL Facility and excluded $2.5 million of restricted cash. The increase in cash and cash equivalents, excluding the impact of our debt refinancing activities, was primarily attributable to strong operating cash flows during 2023.

Following the slowdown triggered by the COVID-19 pandemic and beginning 2022, we have seen an improvement in the markets we serve as evidenced by increases in our revenues and gross profit. We expect strong ongoing operating performance, increases in our cash position, high availability on the Amended ABL Facility and reductions in Net Debt (See “Results of Operations — Non-GAAP Financial Measures” for the definition of Net Debt). We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and service our debt and other obligations over at least the next 12 months.

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

In February 2023, we announced that our Board authorized a new share repurchase program under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program have been made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, but may also be made through privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management at its discretion based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. Any repurchased shares are expected to be cancelled. During 2023, pursuant to the 2023 Repurchase Program we repurchased a total of 1,584,045 shares of our common stock for approximately $12.0 million.

Cash Flows

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in):
Operating activities	$152,457	$51,108	$140,117
Investing activities	(18,659)	(138,289)	(8,271)
Financing activities	25,109	(44,844)	(95,997)

Operating Activities

The increase in our operating cash flows for 2023 as compared to 2022 primarily reflects higher earnings, offset in part by higher regulatory recertification costs for our vessels and systems and higher working capital outflows. Regulatory recertification spend on our vessels and systems amounted to $62.5 million and $35.1 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for 2023 decreased as compared to 2022. The decrease is primarily due to the $112.6 million in net cash paid to acquire Alliance (Note 3) during 2022 as well as lower capital expenditures during 2023.

Financing Activities

Net cash inflows from financing activities for 2023 primarily reflect proceeds from the issuance of $300.0 million 2029 Notes and the proportionate settlement of the 2026 Capped Calls, offset in part by cash outflows of $230.7 million related to the 2026 Notes, $30.4 million related to Convertible Senior Notes due 2023, the principal repayment of $8.3 million related to the MARAD Debt and $12.0 million in repurchases of our common stock under the 2023 Repurchase Program. Net cash outflows from financing activities for 2022 primarily reflect the repayment of $7.9 million related to the MARAD Debt and $35.0 million related to Convertible Senior Notes due 2022.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, including additional funds needed to settle the conversion and/or redemption of the remaining 2026 Notes, satisfy other contractual cash commitments and fund other obligations, including the payment of the earn-out consideration to the seller in the Alliance transaction.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment, operating lease obligations and Alliance earn-out consideration, as of December 31, 2023 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of December 31, 2023.

We acquired Helix Alliance in July 2022 for total consideration that included cash plus an earn-out to the extent Helix Alliance’s financial results exceed certain thresholds in 2022 and 2023 (Note 3). During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earn-out expected to be paid in cash in April 2024. Accordingly, we reported $85.0 million of Alliance earn-out consideration in “Accrued liabilities” in the consolidated balance sheet as of December 31, 2023 (Note 4).

The 2026 Notes have certain early conversion and redemption features that could affect the timing and amount of any cash requirements. On December 29, 2023, we announced that the 2026 Notes are convertible at the option of the holders from January 1, 2024 through March 31, 2024 as a result of the closing price of our common stock exceeding 130% of the conversion price for at least 20 days of the last 30 consecutive trading days in the quarter ended December 31, 2023. The 2026 Notes are also redeemable by us when the closing price of our common stock exceeds 130% of the conversion price for at least 20 days of the last 30 consecutive trading days in a quarter.

On January 16, 2024, we issued a notice for the redemption of all remaining 2026 Notes on March 20, 2024 to be settled in cash (Note 7). Holders can convert their 2026 Notes prior to the redemption date and any conversion thereof will be settled in cash. The ultimate settlement amount of the 2026 Notes will depend on various factors, including the number of notes converted and the volume weighted average trading price of our common stock during the measurement period preceding their settlement. The fair value of the 2026 Notes as of December 31, 2023 was approximately $64.1 million (Note 19).

	Total	Short-Term	Long-Term
MARAD debt	$32,580	$8,749	$23,831
2026 Notes (1)	40,199	40,199	—
2029 Notes	300,000	—	300,000
Interest related to debt	161,181	33,935	127,246
Property and equipment	5,712	5,712	—
Operating leases (2)	322,507	116,542	205,965
Earn-out consideration	85,000	85,000	—
Total cash obligations	$947,179	$290,137	$657,042
(1)	Represents principal amount of the remaining 2026 Notes which are subject to conversion and/or redemption in 2024 and thus classified as a short-term commitment.
(2)	Operating leases include vessel charters and facility and equipment leases. At December 31, 2023, our commitment related to long-term vessel charters totaled approximately $306.4 million, of which $119.0 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2023. Subsequently, operating lease commitments increased by $559.6 million due to vessel charter extensions for the Shelia Bordelon in January 2024 and the Siem Helix 1 and the Siem Helix 2 in February 2024.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 15). Those obligations, which are presented on a discounted basis on the consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of December 31, 2023, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

Regulatory certification and dry dock. Our vessels and systems are subject to certain regulatory recertification requirements that must be satisfied in order for the vessels and systems to operate. Recertification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary and are dependent on the timing of the certification renewal period, they generally range between $3.0 million to $15.0 million per Well Intervention vessel and $0.5 million to $5.0 million per system or Helix Alliance asset.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2023, approximately 42% of our net assets were impacted by changes in foreign currencies (primarily the British pound) in relation to the U.S. dollar. For the years ended December 31, 2023, 2022 and 2021, we recorded foreign currency translation gains (losses) of $22.3 million, $(49.2) million and $(4.5) million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the year ended December 31, 2023, we recorded foreign currency transaction losses of $4.4 million, primarily reflecting foreign currency losses of $15.7 million related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities. For the years ended December 31, 2022 and 2021, we recorded foreign currency transaction losses of $23.4 million and $1.5 million, respectively, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

Interest Rate Risk. In order to minimize the risk of changes to our cash flow due to changing interest rates, we generally borrow at fixed rates, but may borrow at variable rates from time to time. For fixed rate debt, changes in interest rates may not affect our interest expense, but could result in changes in the fair value of the debt instrument prior to maturity and we may be at risk upon refinancing maturing debt. For variable rate debt, changes in interest rates could affect our future interest expense and cash flows. We currently have no amounts outstanding under our ABL Facility or other debt subject to floating rates.

Commodity Price Risk. We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production in our Production Facilities business. Prices are volatile and unpredictable and are dependent on many factors beyond our control. See Item 1A. Risk Factors for a list of factors affecting oil and natural gas prices.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of property and equipment impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2023 was $1,573 million.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas

February 28, 2024

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$332,191	$186,604
Restricted cash	—	2,507
Accounts receivable, net of allowance for credit losses of $3,407 and $2,277, respectively	280,427	212,779
Other current assets	85,223	58,699
Total current assets	697,841	460,589
Property and equipment	3,078,571	3,016,312
Less accumulated depreciation	(1,505,722)	(1,374,697)
Property and equipment, net	1,572,849	1,641,615
Operating lease right-of-use assets	169,233	197,849
Deferred recertification and dry dock costs, net	71,290	38,778
Other assets, net	44,823	50,507
Total assets	$2,556,036	$2,389,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134,552	$135,267
Accrued liabilities	203,112	73,574
Current maturities of long-term debt	48,292	38,200
Current operating lease liabilities	62,662	50,914
Total current liabilities	448,618	297,955
Long-term debt	313,430	225,875
Operating lease liabilities	116,185	154,686
Deferred tax liabilities	110,555	98,883
Other non-current liabilities	66,248	95,230
Total liabilities	1,055,036	872,629
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 152,291 and 151,935 shares issued, respectively	1,271,565	1,298,740
Retained earnings	312,450	323,288
Accumulated other comprehensive loss	(83,015)	(105,319)
Total shareholders’ equity	1,501,000	1,516,709
Total liabilities and shareholders’ equity	$2,556,036	$2,389,338

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$1,289,728	$873,100	$674,728
Cost of sales	1,089,372	822,484	659,335
Gross profit	200,356	50,616	15,393
Gain (loss) on disposition of assets, net	367	—	(631)
Acquisition and integration costs	(540)	(2,664)	—
Change in fair value of contingent consideration	(42,246)	(16,054)	—
Selling, general and administrative expenses	(94,427)	(76,753)	(63,449)
Income (loss) from operations	63,510	(44,855)	(48,687)
Equity in earnings (losses) of investment	—	8,262	(1)
Net interest expense	(17,338)	(18,950)	(23,201)
Loss on extinguishment of long-term debt	(37,277)	—	(136)
Other expense, net	(3,590)	(23,330)	(1,490)
Royalty income and other	2,209	3,692	2,873
Income (loss) before income taxes	7,514	(75,181)	(70,642)
Income tax provision (benefit)	18,352	12,603	(8,958)
Net loss	(10,838)	(87,784)	(61,684)
Net loss attributable to redeemable noncontrolling interests	—	—	(146)
Net loss attributable to common shareholders	$(10,838)	$(87,784)	$(61,538)

Loss per share of common stock:
Basic	$(0.07)	$(0.58)	$(0.41)
Diluted	$(0.07)	$(0.58)	$(0.41)

Weighted average common shares outstanding:
Basic	150,917	151,276	150,056
Diluted	150,917	151,276	150,056

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(10,838)	$(87,784)	$(61,684)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	22,304	(49,237)	(4,462)
Other comprehensive income (loss), net of tax	22,304	(49,237)	(4,462)
Comprehensive income (loss)	11,466	(137,021)	(66,146)
Less comprehensive loss attributable to redeemable noncontrolling interests:
Net loss	—	—	(146)
Foreign currency translation gain	—	—	50
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	(96)
Comprehensive income (loss) attributable to common shareholders	$11,466	$(137,021)	$(66,050)

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total	Redeemable
	Common Stock		Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Earnings	Loss	Equity	Interests
Balance, December 31, 2020	150,341	$1,327,592	$464,524	$(51,620)	$1,740,496	$3,855
Net loss	—	—	(61,538)	—	(61,538)	(146)
Cumulative-effect adjustments upon adoption of ASU No. 2020-06	—	(41,456)	6,682	—	(34,774)	—
Foreign currency translation adjustments	—	—	—	(4,462)	(4,462)	50
Accretion of redeemable noncontrolling interests	—	—	1,404	—	1,404	(1,404)
Acquisition of redeemable noncontrolling interests	—	—	—	—	—	(2,355)
Activity in company stock plans, net and other	783	(1,128)	—	—	(1,128)	—
Share-based compensation	—	7,471	—	—	7,471	—
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469	$—
Net loss	—	—	(87,784)	—	(87,784)	—
Foreign currency translation adjustments	—	—	—	(49,237)	(49,237)	—
Activity in company stock plans, net and other	811	(991)	—	—	(991)	—
Share-based compensation	—	7,252	—	—	7,252	—
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709	$—
Net loss	—	—	(10,838)	—	(10,838)	—
Foreign currency translation adjustments	—	—	—	22,304	22,304	—
Repurchase of convertible senior notes	1,500	(35,469)	—	—	(35,469)	—
Termination of capped calls	—	14,225	—	—	14,225	—
Repurchases of common stock	(1,584)	(11,988)	—	—	(11,988)	—
Activity in company stock plans, net and other	440	(92)	—	—	(92)	—
Share-based compensation	—	6,149	—	—	6,149	—
Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(10,838)	$(87,784)	$(61,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	164,116	142,686	141,514
Amortization of debt discount	17	—	—
Amortization of debt issuance costs	2,485	2,334	3,179
Share-based compensation	6,510	7,451	7,689
Deferred income taxes	11,532	4,386	(15,202)
Equity in (earnings) losses of investment	—	(8,262)	1
(Gain) loss on disposition of assets, net	(367)	—	631
Loss on extinguishment of long-term debt	37,277	—	136
Unrealized foreign currency loss	8,310	21,596	2,252
Change in fair value of contingent consideration	42,246	16,054	—
Changes in operating assets and liabilities:
Accounts receivable, net	(64,520)	(29,865)	(14,154)
Other current assets	(22,597)	7,593	22,973
Income tax payable, net of income tax receivable	(418)	(49)	18,610
Accounts payable and accrued liabilities	31,996	9,807	46,645
Deferred recertification and dry dock costs, net	(62,522)	(35,072)	(9,620)
Other, net	9,230	233	(2,853)
Net cash provided by operating activities	152,457	51,108	140,117

Cash flows from investing activities:
Alliance acquisition, net of cash acquired	—	(112,625)	—
Capital expenditures	(19,588)	(33,504)	(8,322)
Distribution from equity investment, net	—	7,840	—
Proceeds from sale of assets	365	—	51
Proceeds from insurance recoveries	564	—	—
Net cash used in investing activities	(18,659)	(138,289)	(8,271)

Cash flows from financing activities:
Proceeds from senior notes, net of discount	298,578	—	—
Payments related to convertible senior notes	(261,147)	(35,000)	—
Repayment of Term Loan	—	—	(29,826)
Repayment of Nordea Q5000 Loan	—	—	(53,572)
Repayment of MARAD Debt	(8,333)	(7,937)	(7,560)
Proceeds from settlement of capped calls	15,591	—	—
Debt issuance costs	(6,817)	(580)	(1,337)
Acquisition of redeemable noncontrolling interests	—	—	(2,355)
Repurchases of common stock	(11,988)	—	—
Payments related to tax withholding for share-based compensation	(1,757)	(1,902)	(2,001)
Proceeds from issuance of ESPP shares	982	575	654
Net cash provided by (used in) financing activities	25,109	(44,844)	(95,997)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(15,827)	(5,991)	(42)
Net increase (decrease) in cash and cash equivalents and restricted cash	143,080	(138,016)	35,807
Cash and cash equivalents and restricted cash:
Balance, beginning of year	189,111	327,127	291,320
Balance, end of year	$332,191	$189,111	$327,127

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Unless the context indicates otherwise, the terms “we,” “us” and “our” in this Annual Report refer collectively to Helix Energy Solutions Group, Inc. and its subsidiaries (“Helix” or the “Company”). We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and full-field decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of Mexico, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. We expanded our service capabilities to the Gulf of Mexico shelf with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which we re-branded as Helix Alliance. Our North Sea operations and our Gulf of Mexico shelf operations related to Helix Alliance are usually subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months.

Our Operations

Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment, which was formed in the third quarter 2022 comprising the Helix Alliance business, and Production Facilities.

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered monohull vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module, some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting with the delivery of renewable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, the IROV boulder grab and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and the IROV boulder grab on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of Mexico shelf, including offshore oilfield decommissioning and reclamation, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, plug and abandonment (“P&A”) systems and coiled tubing (“CT”) systems.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when our right to consideration becomes unconditional. Accounts receivable are stated at the historical carrying amount, net of write-offs and allowance for credit losses. We perform ongoing credit evaluations of our customers and provide allowances for expected credit losses. We estimate current expected credit losses on our accounts receivable at each reporting date based on our credit loss history, adjusted for current factors including global economic and business conditions, offshore energy industry and market conditions, customer mix, contract payment terms and past due accounts receivable. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that the balance will not be collected (Note 18).

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

The purchase price allocation is subject to revision to reflect new information obtained about facts and circumstances that existed at the acquisition date. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, is finalized as soon as practicable, but no later than one year from the closing of the acquisition.

Contingent consideration payable in cash is initially measured at fair value and included as part of the purchase price and subsequently measured at fair value at the end of each reporting period with changes in value reported in “Change in fair value of contingent consideration” in the consolidated statements of operations until the liability is no longer contingent (Note 19).

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

Equity Investment

We have a 20% ownership interest in Independence Hub, LLC (“Independence Hub”), which is included in our Production Facilities segment. We account for our ownership interest in Independence Hub using the equity method of accounting. In May 2022, we received a net cash distribution of $7.8 million from the sale of the “Independence Hub” platform owned by Independence Hub. Our remaining investment in Independence Hub is insignificant.

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

Deferred Recertification and Dry Dock Costs

Our vessels and systems are required by regulation to be periodically recertified. Recertification costs for a vessel are typically incurred while the vessel is in regulatory docking. We defer and amortize recertification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 24 to 60 months if the appropriate permitting is obtained. A recertification process, including vessel dry dock, typically lasts between one to three months for our vessels, a period during which a vessel or system is idle and generally not available to earn revenue. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or system are capitalized and depreciated over the asset’s remaining economic useful life. Routine repairs and maintenance costs are expensed as incurred.

During the years ended December 31, 2023, 2022 and 2021, amortization expense related to deferred recertification and dry dock costs was $25.7 million, $14.0 million and $14.6 million, respectively.

Revenue Recognition

Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We may also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs and trenchers to provide subsea trenching and burial of pipelines and cables as well as seabed clearance for the oil and gas and the renewable energy markets and to provide offshore construction, well intervention support and IRM services to oil and gas companies. We also provide integrated robotic services by supplying vessels that deploy ROVs and trenchers. We generate revenue in our Production Facilities segment by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties. We generate revenue in our Shallow Water Abandonment segment by providing decommissioning and intervention services with P&A and CT systems and personnel; by providing marine access to offshore facilities with liftboats, OSVs and the crew boat in order to perform decommissioning, intervention, diving and other work scopes; and by providing diving and platform decommissioning services with DSVs and personnel and with the heavy lift barge.

Our revenues are primarily derived from short-term and long-term service contracts with customers. Our service contracts generally contain provisions for specific time, material and equipment charges that are billed in accordance with the terms of such contracts (dayrate contracts) but we occasionally contract on a lump sum basis (lump sum contracts). We record revenues net of taxes collected from customers and remitted to governmental authorities. Contracts are classified as long-term if all or part of the contract is to be performed over a period extending beyond 12 months from the effective date of the contract. Long-term contracts may include multi-year agreements whereby the commitment for services in any one year may be short in duration.

We generally account for our services under contracts with customers as a single performance obligation satisfied over time. The single performance obligation in our dayrate contracts is comprised of a series of distinct time increments in which we provide services. We do not account for activities that are immaterial or not distinct within the context of our contracts as separate performance obligations. Consideration received under a contract is allocated to the single performance obligation on a systematic basis that depicts the pattern of the provision of our services to the customer. We generally consider integrated offerings to be a single performance obligation due to the interdependencies of the offerings.

The total transaction price for a contract is determined by estimating both fixed and variable consideration expected to be earned over the term of the contract and excludes certain amounts that have been disputed by our customers. We generally do not provide significant financing to our customers and do not adjust contract consideration for the time value of money if extended payment terms are granted for less than one year. Estimated variable consideration, if any, is considered to be constrained and therefore is not included in the transaction price until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. At the end of each reporting period, we reassess and update our estimates of variable consideration and amounts of that variable consideration that should be constrained.

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

We receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request. Reimbursable revenues are variable as the amounts received are generally subject to uncertainty. Accordingly, these revenues are constrained and not recognized until the related costs are incurred on behalf of the customer. We are generally considered a principal in these transactions and record the associated revenues at the gross amounts billed to the customer.

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

We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. At December 31, 2023, we believe we have appropriately accounted for any unrecognized tax benefits.

Share-Based Compensation

Share-based payment awards are classified as either equity or liability awards based on various factors such as award conditions, settlement features, substantive terms and past practices. Shared-based compensation is initially measured at the grant date based on the estimated fair value of an award and subsequently measured depending on their award conditions and classification. Forfeitures are recognized as they occur.

Restricted stock awards are based solely on service conditions and are accounted for as equity awards. Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis.

For performance share unit (“PSU”) awards with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition.

Restricted stock unit (“RSU”) awards accounted for as liability awards are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting.

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

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in “Other income (expense), net” in the consolidated statements of operations. Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2023, 2022 and 2021, our foreign currency transaction losses totaled $4.4 million, $23.4 million and $1.5 million, respectively.

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

Basic earnings per share (“EPS”) is computed by dividing net income allocated to common shareholders or net loss by the weighted average shares of our common stock outstanding. Diluted EPS is computed in a similar manner after considering the potential dilutive effect of share-based awards and convertible senior notes and taking the more dilutive of the two-class method and the treasury stock method or if-converted method, as applicable. The dilutive effect of share-based awards is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds. The effect of convertible senior notes is computed using the if-converted method, if dilutive, which assumes conversion of the convertible senior notes into shares of our common stock at the beginning of the period, giving income recognition for the add-back of related interest expense (net of tax).

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable energy markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) were as follows: 2023 — Apache (11%) and Shell (10%); 2022 — Shell (15%); and 2021 — Petrobras (23%) and Shell (17%). Most of the concentration of revenues are in our Well Intervention segment and, for 2023, our Shallow Water Abandonment segment.

As of December 31, 2023, 19% of our labor force was covered by collective bargaining agreements or similar arrangements and 17% of our labor force was covered by those agreements that will expire within one year.

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

New Accounting Standards

New accounting standards adopted

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this ASU removes from GAAP the requirement to separate certain convertible instruments, such as our Convertible Senior Notes due 2022 (the “2022 Notes”), Convertible Senior Notes due 2023 (the “2023 Notes”) and Convertible Senior Notes due 2026 (the “2026 Notes”) (Note 7), into liability and equity components. Consequently, those convertible instruments will be accounted for in their entirety as liabilities measured at their amortized cost. We elected to early adopt ASU No. 2020-06 on a modified retrospective basis beginning January 1, 2021. The adoption of this ASU increased our long-term debt and decreased the reported value of our common stock by $44.1 million and $41.5 million, respectively, as we reclassified the conversion features associated with our various outstanding convertible senior notes from equity to long-term debt. The adoption of this ASU also increased our retained earnings and decreased deferred tax liabilities by $6.7 million and $9.3 million, respectively.

New accounting standards issued but not yet effective

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures,” which requires all public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss as well as an amount for other segment items by reportable segment and a description of its composition. ASU No. 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods as well. Among other things, this ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 will be effective on a retrospective basis for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” which requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation using both percentages and reporting currency amounts and to provide additional information for reconciling items that meet certain quantitative threshold. This ASU also requires that all entities disclose on an annual basis the disaggregation of income taxes paid (net of refunds received) by federal, state and foreign and by jurisdictions, of income (or loss) from continuing operations before income tax expense (or benefit) between domestic and foreign, and of income tax expense (or benefit) from continuing operations by federal, state and foreign. Certain previous disclosure requirements on unrecognized tax benefits and cumulative amount of temporary differences are eliminated. ASU No. 2023-09 will be effective for us beginning January 1, 2025. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

We do not expect other recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 3 — Business Combinations

Alliance Acquisition

On July 1, 2022, we completed our acquisition of Alliance. The Alliance acquisition extended our energy transition strategy by adding shallow water capabilities into the growing offshore decommissioning market.

The aggregate purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million of cash on hand and the acquisition-date estimated fair value of $26.7 million related to the post-closing earn-out consideration. The earn-out was calculated based on certain financial metrics of the Helix Alliance business for 2022 and 2023 relative to amounts as set forth in the Equity Purchase Agreement dated May 16, 2022. During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earn-out expected to be paid in cash in April 2024. As of December 31, 2023, the Alliance earn-out consideration is reported at $85.0 million in “Accrued liabilities” in the accompanying consolidated balance sheet (Note 4).

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

The pro forma summary table below presents the results of operations as if the Alliance acquisition had occurred on January 1, 2021 (in thousands). The unaudited pro forma summary includes certain transaction accounting adjustments as necessary and uses estimates and assumptions based on information available at the time. The pro forma summary is provided for illustrative purposes only and does not purport to represent Helix’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Helix’s future consolidated results of operations.

	Year Ended December 31,
	2022	2021
Revenues	$952,837	$789,051
Net loss	(79,686)	(56,203)

STL Acquisition

In May 2019, we acquired a 70% controlling interest in Subsea Technologies Group Ltd. (“STL”), a subsea engineering firm based in Aberdeen, Scotland. In June 2021, we acquired the remaining 30% interest in STL, which had been recognized as temporary equity. STL is included in our Well Intervention segment and its revenue and earnings are immaterial to our consolidated results.

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaids	$28,352	$26,609
Contract assets (Note 11)	5,824	6,295
Deferred costs (Note 11)	36,041	13,969
Other	15,006	11,826
Total other current assets	$85,223	$58,699

Other assets, net consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 11)	587	6,432
Other receivable (2)	25,623	24,827
Intangible assets with finite lives, net	4,105	4,465
Other	1,964	2,239
Total other assets, net	$44,823	$50,507
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of the agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related benefits	$59,010	$41,339
Accrued interest	4,181	6,306
Income tax payable	1,938	479
Deferred revenue (Note 11)	32,763	9,961
Earn-out consideration (Note 3)	85,000	—
Other (1)	20,220	15,489
Total accrued liabilities	$203,112	$73,574
(1)	During the third quarter 2023, we acquired five P&A systems and other assets for total consideration of $17.6 million including $6.0 million in cash in addition to credits towards future services offered by us. Amount as of December 31, 2023 included $9.0 million of those credits.

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Asset retirement obligations (Note 15)	$61,356	$51,956
Contingent consideration (Note 19)	—	42,754
Other (1)	4,892	520
Total other non-current liabilities	$66,248	$95,230
(1)	Amount as of December 31, 2023 included $2.6 million of credits offered by us in exchange for the purchase of P&A equipment (see above).

Note 5 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2023	2022
Vessels	15 to 30 years	$2,406,089	$2,371,084
Systems and equipment	5 to 15 years	337,913	306,316
ROVs and trenchers	5 to 10 years	252,753	262,763
Buildings and other	5 to 39 years	81,816	76,149
Total property and equipment		$3,078,571	$3,016,312

Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2031. Our operating lease additions during the year ended December 31, 2023 are primarily related to the vessel charters for the Glomar Wave and the Horizon Enabler (Note 16). Our operating lease additions during the year ended December 31, 2022 are primarily related to the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II, the Grand Canyon III and the Shelia Bordelon. We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2023, the minimum sublease income to be received in the future was minimal.

The following table details the components of our lease cost (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$72,775	$61,067	$60,636
Variable lease cost	21,423	20,562	16,711
Short-term lease cost	54,613	29,487	20,590
Sublease income	(1,113)	(1,275)	(1,303)
Net lease cost	$147,698	$109,841	$96,634

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$67,488	$6,639	$74,127
One to two years	55,453	3,508	58,961
Two to three years	35,200	1,289	36,489
Three to four years	26,245	1,272	27,517
Four to five years	3,040	1,244	4,284
Over five years	—	1,926	1,926
Total lease payments	$187,426	$15,878	$203,304
Less: imputed interest	(22,419)	(2,038)	(24,457)
Total operating lease liabilities	$165,007	$13,840	$178,847

Current operating lease liabilities	$56,602	$6,060	$62,662
Non-current operating lease liabilities	108,405	7,780	116,185
Total operating lease liabilities	$165,007	$13,840	$178,847

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$58,063	$6,603	$64,666
One to two years	55,515	5,697	61,212
Two to three years	43,400	2,797	46,197
Three to four years	35,200	959	36,159
Four to five years	26,244	959	27,203
Over five years	3,041	2,783	5,824
Total lease payments	$221,463	$19,798	$241,261
Less: imputed interest	(32,986)	(2,675)	(35,661)
Total operating lease liabilities	$188,477	$17,123	$205,600

Current operating lease liabilities	$45,131	$5,783	$50,914
Non-current operating lease liabilities	143,346	11,340	154,686
Total operating lease liabilities	$188,477	$17,123	$205,600

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2023		2022		2021
Weighted average remaining lease term	3.1	years	4.0	years	2.4	years
Weighted average discount rate	8.20%		7.84%		7.57%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$68,788	$58,129	$61,826
Right-of-use assets obtained in exchange for new operating lease obligations	26,502	144,134	5,992

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
2023 Notes (matured September 2023)	$—	$30,000
2026 Notes (mature February 2026)	40,199	200,000
MARAD Debt (matures February 2027)	32,580	40,913
2029 Notes (mature March 2029)	300,000	—
Gross debt	372,779	270,913
Unamortized debt discount	(1,404)	—
Unamortized debt issuance costs	(9,653)	(6,838)
Total debt	361,722	264,075
Less current maturities (1)	(48,292)	(38,200)
Long-term debt	$313,430	$225,875
(1)	Current maturities as of December 31, 2023 included the carrying amount of the 2026 Notes that are subject to conversion and/or redemption in 2024 (see Note 19 for their fair value). Current maturities as of December 31, 2022 included the carrying amount of the 2023 Notes that matured in September 2023. Current maturities as of December 31, 2023 and 2022 both included the current portion of the MARAD Debt.

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and subsequently we entered into amendments to the credit agreement on July 1, 2022, June 23,2023 and November 15, 2023 (collectively, the “Amended ABL Facility”). The Amended ABL Facility provides for a $120 million asset-based revolving credit facility, which matures on September 30, 2026, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $30 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $20 million sub-limit for the issuance of letters of credit. As of December 31, 2023, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity under that facility, based on the borrowing base, totaled $99.3 million, net of $6.9 million of letters of credit issued under that facility.

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

The Amended ABL Facility includes certain limitations on our ability to incur additional indebtedness, grant liens on assets, pay dividends and make distributions on equity interests, dispose of assets, make investments, repay certain indebtedness, engage in mergers, and other matters, in each case subject to certain exceptions. The Amended ABL Facility contains customary default provisions which, if triggered, could result in acceleration of all amounts then outstanding. The Amended ABL Facility requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if availability is less than the greater of 10% of the borrowing base or $12 million. The Amended ABL Facility also requires us to maintain a pro forma minimum excess availability of $30 million for the 91 days prior to the maturity of each of our outstanding senior notes and for any portion of the Alliance earn-out payment to be made in cash.

The Amended ABL Facility also (i) limits the amount of permitted debt for the deferred purchase price of property not to exceed $50 million, and (ii) provides for potential ESG-related pricing adjustments based on specific metrics and performance targets determined by us and Bank of America, as agent with respect to the Amended ABL Facility.

2026 Notes

The 2026 Notes bear interest at a coupon interest rate of 6.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The 2026 Notes mature on February 15, 2026 unless earlier converted, redeemed or repurchased by us (see below). The 2026 Notes are convertible by their holders at any time beginning November 17, 2025 at an initial conversion rate of 143.3795 shares of our common stock per $1,000 principal amount, which initially represented 28,675,900 shares at an initial conversion price of approximately $6.97 per share of common stock. Upon conversion, we have the right to satisfy our conversion obligation by delivering cash, shares of our common stock or any combination thereof. In order to reduce the potential dilution of the 2026 Notes to shareholders’ equity, we entered into capped call transactions (the “2026 Capped Calls”) in August 2020 concurrent with the 2026 Notes offering (Note 9). The 2026 Capped Calls effectively increase the conversion price of the 2026 Notes to approximately $8.42 per share. However, the 2026 Capped Calls are separate transactions from the 2026 Notes and do not change the holders’ rights under the 2026 Notes, and holders of the 2026 Notes do not have any rights with respect to the 2026 Capped Calls.

The effective interest rate for the 2026 Notes is 7.6%. For the years ended December 31, 2023, 2022 and 2021, total interest expense related to the 2026 Notes was $14.6 million, $14.8 million and $14.7 million, respectively, with coupon interest expense of $13.3 million, $13.5 million and $13.5 million, respectively, and the amortization of debt issuance costs of $1.3 million, $1.3 million and $1.2 million, respectively.

Prior to November 17, 2025, holders of the 2026 Notes may convert their notes if the closing price of our common stock exceeds 130% of the conversion price for at least 20 days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter (share price condition) or if the trading price of the 2026 Notes is equal to or less than 97% of the conversion value of the notes during the five consecutive business days immediately after any ten consecutive trading day period (trading price condition). The 2026 Notes have been convertible since October 1, 2023 and will continue to be convertible through March 31, 2024 as a result of the share price condition being met. Holders of the 2026 Notes may also convert their notes if we make certain distributions on shares of our common stock or engage in certain corporate transactions, in which case the holders may be entitled to an increase in the conversion rate, depending on the price of our common shares and the time remaining to maturity, of up to 64.5207 shares of our common stock per $1,000 principal amount.

Prior to August 15, 2023, the 2026 Notes were not redeemable. Beginning August 15, 2023, we may, at our option, redeem all or any portion of the 2026 Notes if the price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period preceding the date we provide a notice of redemption and the trading day immediately preceding such date (redemption price condition). Any redemption would be payable in cash equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole premium” calculated as the present value of all remaining scheduled interest payments. The 2026 Notes were redeemable as of December 31, 2023 based on the redemption price condition being met and on January 16, 2024 we issued a notice for the redemption of remaining 2026 Notes (see below). Holders of the 2026 Notes may convert any of their notes if we call the notes for redemption. Holders of the 2026 Notes may also require us to repurchase the notes following a “fundamental change,” which includes a change of control or a termination of trading of our common stock (as defined in the indenture governing the 2026 Notes).

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

In December 2023, we entered into privately negotiated agreements with certain holders of our 2026 Notes to repurchase $159.8 million aggregate principal amount of the 2026 Notes (the “2026 Notes Repurchases”) for 1.5 million shares of our common stock and aggregate cash payments of $229.7 million, plus accrued and unpaid cash interest of $3.8 million. We recognized pre-tax inducement charges of $37.4 million for the 2026 Notes Repurchases, representing the total settlement value in excess of the total conversion value of the 2026 Notes Repurchases when the final negotiated offers were accepted. These charges are reflected in “Loss on extinguishment of long-term debt” in the accompanying consolidated statements of operations. The conversion value paid in excess of the carrying amount of the 2026 Notes Repurchases is reflected in “Common stock” in the shareholders’ equity section of the accompanying consolidated balance sheet. Concurrently with the 2026 Notes Repurchases, we entered into agreements with the 2026 Capped Calls counterparties to terminate a proportionate amount of the 2026 Capped Calls and received $15.6 million in cash proceeds for the termination (Note 9).

In January 2024, we issued a notice for the redemption of the remaining $40.0 million aggregate principal amount of the 2026 Notes to be settled March 20, 2024. The redemption price, which consists of the principal amount and the make-whole premium, plus accrued and unpaid interest, is required to be settled in cash. Holders can convert their 2026 Notes prior to the redemption date, and any conversion thereof will be settled in cash. The ultimate settlement amount of the 2026 Notes will be dependent on various factors, including the number of notes converted and the volume weighted average trading price of our common stock during the measurement period preceding their settlement. In December 2023, $0.2 million aggregate principal amount of the 2026 Notes was tendered for conversion, which is also expected to be cash settled in March 2024. The carrying amount of the remaining 2026 Notes as of December 31, 2023 is reflected in “Current maturities of long-term debt” in the accompanying consolidated balance sheet (see Note 19 for their fair value).

MARAD Debt

In 2005, Helix’s subsidiary CDI-Title XI issued its U.S. Government Guaranteed Ship Financing Bonds, Q4000 Series, to refinance the construction financing originally granted in 2002 of the Q4000 vessel (the “MARAD Debt”). The MARAD Debt is guaranteed by the U.S. government pursuant to Title XI of the Merchant Marine Act of 1936, administered by the Maritime Administration (“MARAD”). The obligation of CDI-Title XI to reimburse MARAD in the event CDI-Title XI fails to repay the MARAD Debt is collateralized by the Q4000 and is guaranteed 50% by us. In addition, we have agreed to bareboat charter the Q4000 from CDI-Title XI for so long as the MARAD Debt remains outstanding. The MARAD Debt is payable in equal semi-annual installments through February 2027 and bears interest at a rate of 4.93%. We believe the agreements relating to the bonds and the terms and conditions of our obligations to MARAD in respect of the MARAD Debt were typical for U.S. government-guaranteed ship financing transactions when they were entered into, including customary restrictions on incurring additional liens on the Q4000 and trading restrictions with respect to the vessel as well as working capital requirements.

2029 Notes

On December 1, 2023, we issued $300 million aggregate principal amount of Senior Notes due 2029 (the “2029 Notes”). The net proceeds from the issuance of the 2029 Notes were approximately $291.1 million, after deducting the purchasers’ discount and debt issuance costs. We used $229.7 million of cash proceeds from the offering (excluding accrued interest), together with 1.5 million shares of our common stock, to fund the repurchase of $159.8 million aggregate principal amount of the 2026 Notes in December 2023. We intend to use the remainder of the net proceeds from this offering for redemption of the remaining 2026 Notes outstanding and for general corporate purposes, which may include repayment of other indebtedness.

The 2029 Notes bear interest at a coupon interest rate of 9.75% per annum payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2024. The 2029 Notes mature on March 1, 2029 unless earlier redeemed or repurchased by us.

Prior to March 1, 2026, we may, at our option, redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after March 1, 2026, we may, at our option, redeem the 2029 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to March 1, 2026, following certain equity offerings we may, at our option, on any one or more occasions, redeem up to 40% of the 2029 Notes at a price equal to 109.750% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, in an amount not exceeding the proceeds of such equity offerings.

Redemption
Year	Price
2026	104.875%
2027	102.438%
2028 and thereafter	100.000%

Upon the occurrence of a Change of Control Triggering Event, as defined in the indenture governing the 2029 Notes, we may be required to make an offer to repurchase all of the notes then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The indenture governing the 2029 Notes contains customary terms and covenants, including limitations on additional indebtedness, restricted payments, liens, asset sales, transactions with affiliates, mergers and consolidations, designation of unrestricted subsidiaries, and dividend and other restrictions affecting restricted subsidiaries.

The 2029 Notes are guaranteed on a senior unsecured basis by the subsidiaries that guarantee the Amended ABL Facility, as well as certain future subsidiaries that guarantee certain of our indebtedness, including the Amended ABL Facility. The 2029 Notes are junior in right of payment to all our existing and future secured indebtedness and obligations and rank equally in right of payment with all our existing and future senior unsecured indebtedness. The 2029 Notes rank senior in right of payment to any of our future subordinated indebtedness and are fully and unconditionally guaranteed by the guarantors described above on a senior basis.

Other

In accordance with the Amended ABL Facility, the 2026 Notes, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of December 31, 2023, we were in compliance with these covenants.

The 2023 Notes matured on September 15, 2023. Upon maturity of the 2023 Notes, we paid $29.6 million in cash to settle the conversion of $29.2 million aggregate principal amount of the notes, plus accrued and unpaid interest. We recorded the conversion value in excess of such principal amount converted to “Common stock” in the accompanying consolidated balance sheet. Notes representing the remaining $0.8 million aggregate principal amount of the 2023 Notes were redeemed at par, plus accrued and unpaid interest. The 2023 Notes had a coupon interest rate of 4.125% per annum and an effective interest rate of 4.8%. For the years ended December 31, 2023, 2022 and 2021, total interest expense related to the 2023 Notes was $1.0 million, $1.4 million and $1.4 million, respectively, primarily from coupon interest expense.

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

Scheduled maturities of our long-term debt outstanding as of December 31, 2023 are as follows (in thousands):

	2026	MARAD	2029
	Notes	Debt	Notes	Total
Less than one year	$40,199	$8,749	$—	$48,948
One to two years	—	9,186	—	9,186
Two to three years	—	9,644	—	9,644
Three to four years	—	5,001	—	5,001
Four to five years	—	—	—	—
Over five years	—	—	300,000	300,000
Gross debt	40,199	32,580	300,000	372,779
Unamortized debt discount (1)	—	—	(1,404)	(1,404)
Unamortized debt issuance costs (1)	(656)	(1,586)	(7,411)	(9,653)
Total debt	39,543	30,994	291,185	361,722
Less current maturities (2)	(39,543)	(8,749)	—	(48,292)
Long-term debt	$—	$22,245	$291,185	$313,430
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.
(2)	Current maturities of the 2026 Notes reflect the carrying amount of the remaining 2026 Notes that are subject to conversion and/or redemption in 2024 (see Note 19 for their fair value).

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$21,359	$20,176	$23,489
Interest income	(4,021)	(1,226)	(288)
Net interest expense	$17,338	$18,950	$23,201

Note 8 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our consolidated financial statements.

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax provision (benefit):
Domestic	$1,510	$—	$(1,103)
Foreign	5,310	8,217	7,347
Total current	$6,820	$8,217	$6,244
Deferred tax provision (benefit):
Domestic	$8,689	$1,167	$(5,756)
Foreign	2,843	3,219	(9,446)
Total deferred	$11,532	$4,386	$(15,202)
Total income tax provision (benefit)	$18,352	$12,603	$(8,958)

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(31,646)	$(13,745)	$(53,989)
Foreign	39,160	(61,436)	(16,653)
Income (loss) before income taxes	$7,514	$(75,181)	$(70,642)

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Taxes at U.S. statutory rate	$1,578	21.0%	$(15,788)	21.0%	$(14,835)	21.0%
Foreign tax provision	1,590	21.2	18,011	(24.0)	10,326	(14.6)
Change in valuation allowance	6,374	84.8	8,110	(10.8)	(5,675)	8.0
Non-deductible expenses	2,926	38.9	2,366	(3.1)	1,487	(2.1)
Extinguishment of long-term debt (1)	6,372	84.8	—	—	—	—
Other	(488)	(6.5)	(96)	0.1	(261)	0.4
Income tax provision (benefit)	$18,352	244.2%	$12,603	(16.8)%	$(8,958)	12.7%
(1)	Primarily relates to the non-deductibility for U.S. federal income tax purposes of certain charges associated with the 2026 Notes Repurchases (Note 7).

For the year ended December 31, 2023, the valuation allowance increased by $59.0 million, which included a $51.4 million increase for a change in assessment of our Luxembourg net operating losses, and a $7.6 million increase in valuation allowance, which was predominantly driven by current year activity, including adjustments to prior year returns. Due to changes in the Luxembourg taxation of our Brazilian operations during the year, the assessment on the realizability of our Luxembourg net operating losses changed from remote to not more likely than not. Therefore, a deferred tax asset and corresponding valuation allowance have been recorded accordingly.

For the year ended December 31, 2022, the $8.1 million increase in valuation allowance was predominantly driven by current year activity and the related change in unrealizable net deferred tax assets.

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

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax liabilities:
Depreciation	$132,178	$147,302
Prepaid and other	1,560	1,868
Total deferred tax liabilities	$133,738	$149,170
Deferred tax assets:
Net operating losses	$(78,250)	$(53,136)
Reserves, accrued liabilities and other	(26,048)	(19,308)
Total deferred tax assets	(104,298)	(72,444)
Valuation allowance	81,115	22,157
Net deferred tax liabilities	$110,555	$98,883

At December 31, 2023, our U.S. tax attributes included $35.6 million of net operating losses, which do not expire, and $3.0 million in tax credits, which are subject to a full valuation allowance. At December 31, 2023, our non-U.S. net operating losses totaled $280.6 million, which included $217.5 million net operating losses in Luxembourg, and $63.1 million net operating losses in U.K. and Brazil, which do not expire under local tax law.

At December 31, 2023, we had accumulated undistributed earnings generated by our non-U.S. subsidiaries of approximately $79.1 million. With the enactment of the U.S. Tax Cuts and Jobs Act in 2017, repatriations of foreign earnings are generally free of U.S. federal income taxation.

For the year ended December 31, 2023, we released our remaining reserve for uncertain tax positions of $0.1 million, which related to a research and development credit taken on our 2019 U.S. Federal Income Tax Return.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. The tax periods from 2020 through 2023 are open to review and examination by the U.S. Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2019 through 2023.

Note 9 — Shareholders’ Equity

Our amended and restated Articles of Incorporation provide for authorized Common Stock of 240,000,000 shares with no stated par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, issuable in one or more series.

In connection with the 2026 Notes offering (Note 7), we entered into the 2026 Capped Calls with three separate option counterparties. The 2026 Capped Calls were initially for an aggregate of 28,675,900 shares of our common stock, which corresponded to the shares into which the 2026 Notes were initially convertible. The capped call shares are subject to certain anti-dilution adjustments. Each capped call option has an initial strike price of approximately $6.97 per share, which corresponds to the initial conversion price of the 2026 Notes, and an initial cap price of approximately $8.42 per share. The 2026 Capped Calls are intended to offset some or all of the potential dilution to Helix common shares or increases to the economic cost caused by any conversion of the 2026 Notes up to the cap price. The 2026 Capped Calls can be settled in either net shares or cash at our option in components commencing December 15, 2025 and ending February 12, 2026, which could be extended under certain circumstances.

The 2026 Capped Calls strike and cap prices are subject to adjustment and the 2026 Capped Calls are subject to termination upon the occurrence of specified extraordinary events affecting Helix, including a merger, tender offer, nationalization, insolvency or delisting. In addition, certain events may result in a termination of the 2026 Capped Calls, including changes in law, insolvency filings and hedging disruptions. The 2026 Capped Calls were initially recorded at their aggregate cost of $10.6 million as a reduction to “Common stock” in the shareholders’ equity section of our consolidated balance sheets.

Concurrently with the 2026 Notes Repurchases in December 2023 (Note 7), we entered into agreements with each of the counterparties to terminate a proportionate amount of the 2026 Capped Calls (the “2026 Capped Calls Terminations”). Upon entering into the 2026 Capped Calls Terminations, we recorded the $14.2 million fair value of the terminated 2026 Capped Calls to “Derivative assets” with a corresponding increase in “Common stock” as those capped calls no longer qualified for equity classification. The derivative assets were subsequently marked to market to the cash settlement amount of $15.6 million with the changes reported in “Loss on extinguishment of long-term debt” in the accompanying consolidated statements of operations.

Note 10 — Share Repurchase Programs

During 2023, we repurchased a total of 1,584,045 shares of our common stock for approximately $12.0 million or an average of $7.57 per share pursuant to a share repurchase program (the “2023 Repurchase Program”) authorized by our Board of Directors (our “Board”) in February 2023. Under the 2023 Repurchase Program, we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 13).

The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program have been made through open market purchases in compliance with Rule 10b-18 under the Exchange Act, but may also be made through privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management at its discretion based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. Any repurchased shares are expected to be cancelled.

Note 11 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue

Year ended December 31, 2023
Short-term	$443,332	$133,740	$241,416	$—	$(3,441)	$815,047
Long-term	289,429	124,135	33,538	87,885	(60,306)	474,681
Total	$732,761	$257,875	$274,954	$87,885	$(63,747)	$1,289,728

Year ended December 31, 2022
Short-term	$395,867	$97,533	$124,810	$—	$(635)	$617,575
Long-term	128,374	94,388	—	82,315	(49,552)	255,525
Total	$524,241	$191,921	$124,810	$82,315	$(50,187)	$873,100

Year ended December 31, 2021
Short-term	$308,734	$89,668	$—	$—	$(627)	$397,775
Long-term	207,830	47,627	—	69,348	(47,852)	276,953
Total	$516,564	$137,295	$—	$69,348	$(48,479)	$674,728

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 4). Contract assets as of December 31, 2023 and 2022 were $5.8 million and $6.3 million, respectively. We had no credit losses on our contract assets for the years ended December 31, 2023, 2022 and 2021.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying consolidated balance sheets (Note 4). Contract liabilities as of December 31, 2023 and 2022 totaled $32.8 million and $10.0 million, respectively. Revenue recognized for the years ended December 31, 2023, 2022 and 2021 included $8.7 million, $7.4 million and $7.9 million, respectively, that were included in the contract liability balance as the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of December 31, 2023, $849.9 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $700.1 million, $128.9 million and $20.9 million in 2024, 2025 and 2026, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2023.

For the years ended December 31, 2023 and 2021, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial. For the year ended December 31, 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were $1.0 million, which resulted from the retrospective application of certain contractual adjustments.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 4). Our deferred contract costs as of December 31, 2023 and 2022 totaled $36.6 million and $20.4 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded $43.2 million, $29.7 million and $39.1 million, respectively, related to amortization of deferred contract costs. There were no material impairment losses on deferred contract costs for any period presented.

Note 12 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023		2022		2021
	Income	Shares	Income	Shares	Income	Shares
Basic and Diluted:
Net loss attributable to common shareholders	$(10,838)		$(87,784)		$(61,538)
Less: Accretion of redeemable noncontrolling interests	—		—		(241)
Net loss available to common shareholders	$(10,838)	150,917	$(87,784)	151,276	$(61,779)	150,056

Loss per share	$(0.07)		$(0.58)		$(0.41)

We had net losses for the years ended December 31, 2023, 2022 and 2021. Accordingly, our diluted EPS calculation for these periods excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Diluted shares (as reported)	150,917	151,276	150,056
Share-based awards	3,154	2,158	1,282
Total	154,071	153,434	151,338

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
2022 Notes	—	600	2,519
2023 Notes	2,247	3,168	3,168
2026 Notes	28,139	28,676	28,676

We have outstanding RSUs (Note 13) that can be settled in either cash or shares of our common stock or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 13 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan, the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). The 2005 Incentive Plan is administered by the Compensation Committee of our Board (the “Compensation Committee”). The Compensation Committee also determines the type of award to be made to each recipient and, as set forth in the related award agreement, the terms, conditions and limitations applicable to each award. The Compensation Committee may grant various forms of award in accordance with the 2005 Incentive Plan. Awards that have been granted to employees under the 2005 Incentive Plan have a vesting period of three years (or 33% per year) with the exception of PSUs, which vest in amounts in accordance with their terms on the third anniversary date of the grant.

The 2005 Incentive Plan currently has 17.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2023, there were approximately 3.4 million shares of our common stock available for issuance under the 2005 Incentive Plan and no incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2023 under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2023 (1)	RSU	506,436	$7.38	33% per year over three years
January 3, 2023 (1)	PSU	489,498	$9.26	100% on December 31, 2025
January 1, 2023 (2)	Restricted stock	9,210	$7.38	100% on January 1, 2025
April 1, 2023 (2)	Restricted stock	7,267	$7.74	100% on January 1, 2025
July 1, 2023 (2)	Restricted stock	7,622	$7.38	100% on January 1, 2025
October 1, 2023 (2)	Restricted stock	5,076	$11.17	100% on January 1, 2025
December 6, 2023 (2)	Restricted stock	119,049	$8.82	100% on December 6, 2024
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board.

In January 2024, we granted certain officers 375,730 RSUs and 351,410 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $10.28 per unit or $3.9 million. The grant date fair value of the PSUs was $12.30 per unit or $4.3 million. PSUs and RSUs issued in 2024 are payable in either cash or stock, or a combination thereof, at the discretion of the Compensation Committee. Also in January 2024, we granted $6.1 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board and from time to time our executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2023		2022		2021
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Awards outstanding at beginning of year	387,628	$6.70	853,726	$5.62	1,176,951	$6.61
Granted	148,224	8.68	253,358	5.33	332,841	3.59
Vested (2)	(342,723)	7.10	(719,456)	4.94	(656,066)	6.35
Awards outstanding at end of year	193,129	$7.52	387,628	$6.70	853,726	$5.62
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)	Total fair value of restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $2.9 million, $2.9 million and $2.6 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, $1.3 million, $2.5 million and $3.3 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost associated with unvested restricted stock at December 31, 2023 totaled approximately $1.2 million. The weighted average vesting period related to unvested restricted stock at December 31, 2023 was approximately 0.7 years.

PSU Awards

Our PSUs granted prior to 2021 were settled solely in shares of our common stock and were accounted for as equity awards. Our PSUs granted beginning in January 2021 may be settled in either cash or shares of our common stock, or a combination thereof, upon vesting at the discretion of the Compensation Committee and have been accounted for as equity awards. Those PSUs consist of two components: (i) 50% based on the performance of our common stock against peer group companies, which component contains a service and a market condition, and (ii) 50% based on cumulative total Free Cash Flow, which component contains a service and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

The following table summarizes information about our PSU awards:

	Year Ended December 31,
	2023		2022		2021
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
PSU awards outstanding at beginning of year	1,888,024	$6.25	1,381,469	$8.34	1,297,126	$9.99
Granted	489,498	9.26	1,065,705	4.25	452,381	5.33
Vested	(369,938)	13.15	(559,150)	7.60	(368,038)	10.44
PSU awards outstanding at end of year	2,007,584	$5.71	1,888,024	$6.25	1,381,469	$8.34
(1)	Represents the weighted average grant date fair value.

For the years ended December 31, 2023, 2022 and 2021, $4.8 million, $4.8 million and $4.1 million, respectively, were recognized as share-based compensation related to PSUs. Future compensation cost associated with unvested PSU awards at December 31, 2023 totaled approximately $5.4 million. The weighted average vesting period related to unvested PSUs at December 31, 2023 was approximately 1.0 year. PSUs granted in 2021 are expected to vest at a 181% performance factor in March 2024 once the Free Cash Flow payout factor is finalized, representing an estimated 818,810 shares of our common stock. In January 2023, 369,938 PSUs granted in 2020 vested at a 77% performance factor, representing 285,778 shares of our common stock with a total market value of $3.6 million. In January 2022, 559,150 PSUs granted in 2019 vested at a 157% performance factor, representing 876,469 shares of our common stock with a total market value of $3.2 million.

RSU Awards

Our currently outstanding RSUs may be settled in either cash or shares of our common stock, or a combination thereof, upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards.

The following table summarizes information about our RSU awards:

	Year Ended December 31,
	2023		2022		2021
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
RSU awards outstanding at beginning of year	1,367,294	$3.36	452,381	$4.20	—	$—
Granted	506,436	7.38	1,065,705	3.12	452,381	4.20
Vested	(506,028)	3.44	(150,792)	4.20	—	—
RSU awards outstanding at end of year	1,367,702	$4.82	1,367,294	$3.36	452,381	$4.20
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.

Compensation cost recognized for the years ended December 31, 2023, 2022 and 2021 was $6.8 million and $3.7 million and $0.5 million, respectively, which approximated the fair value of RSUs vested in January 2024, 2023 and 2022, respectively. Future compensation cost based on the fair value of unvested RSUs at December 31, 2023 totaled approximately $7.1 million. The weighted average vesting period related to unvested RSUs at December 31, 2023 was approximately 1.3 years.

Cash Awards

In 2023, 2022 and 2021, we granted fixed value cash awards of $6.0 million, $5.5 million and $3.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2023, 2022 and 2021, we recognized compensation costs of $4.5 million and $4.3 million and $4.0 million, respectively, which reflect the cash payouts made in January 2024, 2023 and 2022, respectively.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the years ended December 31, 2023, 2022 and 2021, we made contributions to our defined contribution plans totaling $4.3 million, $3.0 million and $1.3 million, respectively.

Employee Stock Purchase Plan

As of December 31, 2023, 1.2 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

Note 14 — Business Segment Information

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. We formed the Shallow Water Abandonment segment in the third quarter 2022 following the Alliance acquisition (Note 3). All material intercompany transactions between the segments have been eliminated. See Note 1 for more information on our business segments.

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenues —
Well Intervention	$732,761	$524,241	$516,564
Robotics	257,875	191,921	137,295
Shallow Water Abandonment	274,954	124,810	—
Production Facilities	87,885	82,315	69,348
Intercompany eliminations	(63,747)	(50,187)	(48,479)
Total	$1,289,728	$873,100	$674,728

	Year Ended December 31,
	2023	2022	2021
Income (loss) from operations —
Well Intervention	$32,398	$(53,056)	$(35,882)
Robotics	52,450	29,981	5,762
Shallow Water Abandonment	66,240	22,184	—
Production Facilities	20,832	27,201	22,906
Segment operating income (loss)	171,920	26,310	(7,214)
Change in fair value of contingent consideration	(42,246)	(16,054)	—
Corporate, eliminations and other	(66,164)	(55,111)	(41,473)
Total	$63,510	$(44,855)	$(48,687)
Net interest expense	(17,338)	(18,950)	(23,201)
Other non-operating income (expense), net	(38,658)	(11,376)	1,246
Income (loss) before income taxes	$7,514	$(75,181)	$(70,642)

Capital expenditures —
Well Intervention	$7,763	$17,617	$2,349
Robotics	3,957	15,603	120
Shallow Water Abandonment	6,890	532	—
Production Facilities	—	(1,424)	6,770
Corporate, eliminations and other	978	1,176	(917)
Total	$19,588	$33,504	$8,322

Depreciation and amortization —
Well Intervention	$113,025	$103,952	$107,551
Robotics	9,604	12,209	15,158
Shallow Water Abandonment	20,150	8,172	—
Production Facilities	21,028	18,520	19,465
Corporate and eliminations	309	(167)	(660)
Total	$164,116	$142,686	$141,514

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Well Intervention	$28,396	$16,545	$21,521
Robotics	35,263	33,642	26,958
Shallow Water Abandonment	88	—	—
Total	$63,747	$50,187	$48,479

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$644,755	$447,205	$232,661
North Sea (1)	274,745	206,647	129,772
Brazil	177,070	81,940	154,326
Asia Pacific	163,957	43,648	16,792
West Africa	8,423	87,488	126,856
Other	20,778	6,172	14,321
Total	$1,289,728	$873,100	$674,728
(1)	Includes revenues generated from the U.K. of $236.2 million, $167.0 million and $100.2 million, respectively, during the years ended December 31, 2023, 2022 and 2021.

Our operational assets work in various regions around the world such as the Gulf of Mexico, Brazil, the North Sea, Asia Pacific and West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant geographic location where those assets are based (in thousands):

	December 31,
	2023	2022
U.S.	$735,406	$780,803
U.K. (1)	617,819	625,001
Brazil (2)	219,624	235,811
Total	$1,572,849	$1,641,615
(1)	Includes the Q7000 and certain other assets that are based in the U.K. but have operated in West Africa and may also operate in the North Sea, Asia Pacific and other regions.
(2)	Includes the equipment on the Siem Helix 1 chartered vessel and certain other assets that are based in Brazil but have operated in West Africa and may also operate in the North Sea, Asia Pacific and other regions.

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	December 31,	December 31,
	2023	2022
Well Intervention	$1,790,971	$1,796,269
Robotics	177,801	192,694
Shallow Water Abandonment	256,356	206,944
Production Facilities	120,234	136,382
Corporate and other	210,674	57,049
Total	$2,556,036	$2,389,338

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

	2023	2022	2021
AROs at January 1,	$51,956	$29,658	$30,913
Liability incurred during the period	—	23,601	—
Revisions in estimates	3,257	(3,285)	(2,631)
Accretion expense	6,143	1,982	1,376
AROs at December 31,	$61,356	$51,956	$29,658

Note 16 — Commitments and Contingencies and Other Matters

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

In January 2024, the expiration date of our time charter agreement for the Shelia Bordelon in the Gulf of Mexico was extended from June 2024 to June 2026. In February 2024, we extended the vessel charters for the Siem Helix 1 until December 2030 and for the Siem Helix 2 until December 2031. These subsequent extensions increased our vessel charter commitments by $559.6 million.

Contingencies and Claims

From time to time, we may incur losses related to our contracts for matters such as costs in excess of contract consideration or claims related to disputes with customers and any obligations thereon. While we believe we maintain appropriate accruals for such matters, the actual loss to us may be more or less than the amounts reserved.

During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earn-out expected to be paid in cash in April 2024 (Note 3). Consequently, any uncertainty related to this liability has been resolved as the payment amount was fixed and the measurement period ended on December 31, 2023.

We are involved in various legal proceedings in the normal course of business, including claims under the General Maritime Laws of the United States and the Merchant Marine Act of 1920 (commonly referred to as the Jones Act), contract-related disputes, employee-related disputes and subsequently identified legacy issues related to Alliance. We recognize losses for lawsuits when the probability of an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. For insured claims, we recognize such losses to the extent they exceed applicable insurance coverage. Although we can give no assurance about the outcome of litigation, claims or other proceedings, we do not currently believe that any loss resulting from litigation, claims or other proceedings, to the extent not otherwise covered by insurance, will have a material adverse impact on our consolidated financial statements.

Note 17 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest paid	$20,984	$18,267	$20,719
Income taxes paid (1)	7,394	9,516	8,310
(1)	Exclusive of any income tax refunds. During the years ended December 31, 2022 and 2021, we received refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act of $1.1 million and $18.9 million, respectively.

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2023 and 2022, these non-cash capital additions totaled $1.1 million and $0.4 million, respectively.

Non-cash investing and financing activities for the year ended December 31, 2023 included a portion of P&A equipment purchase financed by the seller in the form of credits towards future services offered by us which had an estimated fair value of $11.6 million at the time of purchase in the third quarter 2023 (Note 4). Non-cash financing activities for the year ended December 31, 2023 included the issuance of 1.5 million shares of our common stock for the repurchase of a portion of our 2026 Notes. Non-cash investing activities for the year ended December 31, 2022 included $26.7 million in estimated fair value of contingent earn-out consideration as of July 1, 2022, the date of the Alliance acquisition (Note 3).

Note 18 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2023 (in thousands):

	Allowance for	Deferred Tax Asset
	Credit Losses	Valuation Allowance
Balance at December 31, 2020	$3,469	$19,722
Additions (reductions) (1)	(146)	—
Write-offs (2)	(1,846)	—
Adjustments (3)	—	(5,675)
Balance at December 31, 2021	1,477	14,047
Additions (reductions) (1)	800	—
Adjustments (4)	—	8,110
Balance at December 31, 2022	2,277	22,157
Additions (reductions) (1) (5)	1,149	51,354
Write-offs (2)	(19)	—
Adjustments (4)	—	7,604
Balance at December 31, 2023	$3,407	$81,115
(1)	The additions (reductions) in allowance for credit losses relate to reserves (releases) for expected credit losses during the respective years.
(2)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(3)	The decrease in valuation allowance primarily relates to the valuation allowance release for certain of our U.K. operations.
(4)	The increase in valuation allowance relates to current year activity, including adjustments to prior year returns, and the related change in unrealized net deferred tax assets.
(5)	The addition in valuation allowance relates to the adjustment for a change in assessment on the realizability of our Luxembourg net operating losses from remote to less likely than not.

See Note 2 for a detailed discussion regarding our accounting policy on accounts receivable and allowance for credit losses. See Note 8 for a detailed discussion of the valuation allowance related to our deferred tax assets.

Note 19 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

Contingent consideration liability related to the Alliance acquisition (Note 3) was previously measured at fair value using Level 3 unobservable inputs and determined based on our evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of Helix Alliance. During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earn-out expected to be paid in cash in April 2024. As such, the Alliance earn-out consideration has been reported at $85.0 million in the accompanying consolidated balance sheet (Note 4) and was no longer contingent and subject to fair value measurement as of December 31, 2023.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$42,754	$42,754

The reconciliation of Level 3 recurring fair value measurements is as follows (in thousands):

2023
Balance at January 1,	$42,754
Change in fair value	42,246
Transfers out of Level 3	(85,000)
Balance at December 31,	$—

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2023 Notes (matured September 2023)	$—	$—	$30,000	$31,149
2026 Notes (mature February 2026)	40,199	64,117	200,000	277,014
MARAD Debt (matures February 2027)	32,580	32,348	40,913	40,940
2029 Notes (mature March 2029)	300,000	315,987	—	—
Total debt	$372,779	$412,452	$270,913	$349,103
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using a third-party evaluation of the remaining average life and outstanding principal balance of the indebtedness as compared to other obligations in the marketplace with similar terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) During the three-month period ended December 31, 2023, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Shareholders to be held on May 15, 2024. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

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

Helix Energy Solutions Group, Inc.

ATTN: Corporate Secretary

3505 W. Sam Houston Parkway N., Suite 400

Houston, Texas 77043

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(1)	Financial Statements

The following financial statements included on pages 47 through 83 of this Annual Report are for the fiscal year ended December 31, 2023.

●	Report of Independent Registered Public Accounting Firm
●	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.	Filed herewith
4.2	Form of Common Stock certificate.	Exhibit 4.7 to the Form 8-A filed on June 30, 2006 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.3	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000.	Exhibit 4.4 to the 2001 Form 10-K filed on March 28, 2002 (000-22739)
4.4	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002.	Exhibit 4.9 to the 2002 Form 10-K/A filed on April 8, 2003 (000-22739)
4.5	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002.	Exhibit 4.4 to the Form S-3 filed on February 26, 2003 (333-103451)
4.6	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003.	Exhibit 4.12 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.7	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004.	Exhibit 4.13 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.8	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.9	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.10	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.11	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.12	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.13	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027.	Exhibit A to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.14	Form of Third Amended and Restated Promissory Note to United States of America.	Exhibit 4.7 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
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
4.33

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
4.34

Amendment No. 3, dated as of November 15, 2023, to Loan, Security and Guaranty Agreement dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Alliance Offshore, L.L.C., Triton Diving Services, LLC, Alliance Energy Services, LLC, Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders, as previously amended.

Exhibit 4.1 to the Current Report on Form 8-K filed on November 15, 2023 (001-32936)
4.35	Indenture, dated as of December 1, 2023, by and among Helix Energy Solutions Group, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 1, 2023 (001-32936)
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex A to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.4 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.5 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 14, 2020 (001-32936)
10.6 *	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2020 (001-32936)
10.7 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.8 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.9 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)
10.10 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.11 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.12 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.13 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.14 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2017 (001-32936)
10.15 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.16 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.17 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
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

Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2022 (001-32936)
10.23

Purchase Agreement, dated November 16, 2023, among Helix Energy Solutions Group, Inc., guarantors party thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein.

Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2023 (001-32936)
10.24	Form of Purchase Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
10.25	Form of Exchange Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	Exhibit 14.1 to the 2021 Form 10-K filed on February 24, 2022 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
21.1	List of Helix’s Subsidiaries.	Filed herewith
23.1	Consent of KPMG LLP.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
97.1	Mandatory Recoupment Policy.	Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2023 (001-32936)
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

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

February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director	February 28, 2024
Owen Kratz	(principal executive officer)

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer	February 28, 2024
Erik Staffeldt	(principal financial officer)

/s/ BRENT ARRIAGA	Chief Accounting Officer and Corporate Controller	February 28, 2024
Brent Arriaga	(principal accounting officer)

/s/ AMERINO GATTI	Director	February 28, 2024
Amerino Gatti

/s/ DIANA GLASSMAN	Director	February 28, 2024
Diana Glassman

/s/ PAULA HARRIS	Director	February 28, 2024
Paula Harris

/s/ T. MITCH LITTLE	Director	February 28, 2024
T. Mitch Little

/s/ JOHN V. LOVOI	Director	February 28, 2024
John V. Lovoi

/s/ AMY H. NELSON	Director	February 28, 2024
Amy H. Nelson

/s/ WILLIAM L. TRANSIER	Director	February 28, 2024
William L. Transier