Form 10-Q
period 2024-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2024-07-25
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 22, 2024, 152,052,989 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,066	$332,191
Accounts receivable, net of allowance for credit losses of $3,836 and $3,407, respectively	283,636	280,427
Other current assets	65,213	85,223
Total current assets	623,915	697,841
Property and equipment	3,073,582	3,078,571
Less accumulated depreciation	(1,572,770)	(1,505,722)
Property and equipment, net	1,500,812	1,572,849
Operating lease right-of-use assets	347,608	169,233
Deferred recertification and dry dock costs, net	78,044	71,290
Other assets, net	46,558	44,823
Total assets	$2,596,937	$2,556,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144,830	$134,552
Accrued liabilities	88,662	203,112
Current maturities of long-term debt	8,965	48,292
Current operating lease liabilities	57,717	62,662
Total current liabilities	300,174	448,618
Long-term debt	309,664	313,430
Operating lease liabilities	302,941	116,185
Deferred tax liabilities	120,169	110,555
Other non-current liabilities	67,201	66,248
Total liabilities	1,100,149	1,055,036
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 152,051 and 152,291 shares issued, respectively	1,267,768	1,271,565
Retained earnings	318,452	312,450
Accumulated other comprehensive loss	(89,432)	(83,015)
Total shareholders’ equity	1,496,788	1,501,000
Total liabilities and shareholders’ equity	$2,596,937	$2,556,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$364,797	$308,817	$661,008	$558,901
Cost of sales	289,311	253,468	565,968	488,368
Gross profit	75,486	55,349	95,040	70,533
Gain (loss) on disposition of assets, net	—	—	(150)	367
Acquisition and integration costs	—	(309)	—	(540)
Change in fair value of contingent consideration	—	(10,828)	—	(14,820)
Selling, general and administrative expenses	(22,293)	(24,007)	(42,973)	(43,638)
Income from operations	53,193	20,205	51,917	11,902
Net interest expense	(5,891)	(4,228)	(11,368)	(8,415)
Losses related to convertible senior notes	—	—	(20,922)	—
Other expense, net	(382)	(5,740)	(2,598)	(2,296)
Royalty income and other	94	175	2,000	2,038
Income before income taxes	47,014	10,412	19,029	3,229
Income tax provision	14,725	3,312	13,027	1,294
Net income	$32,289	$7,100	$6,002	$1,935

Earnings per share of common stock:
Basic	$0.21	$0.05	$0.04	$0.01
Diluted	$0.21	$0.05	$0.04	$0.01

Weighted average common shares outstanding:
Basic	152,234	150,791	152,301	151,275
Diluted	155,024	153,404	155,072	153,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$32,289	$7,100	$6,002	$1,935
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	266	12,285	(6,417)	20,717
Other comprehensive income (loss), net of tax	266	12,285	(6,417)	20,717
Comprehensive income (loss)	$32,555	$19,385	$(415)	$22,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, March 31, 2024	152,450	$1,270,357	$286,163	$(89,698)	$1,466,822
Net income	—	—	32,289	—	32,289
Foreign currency translation adjustments	—	—	—	266	266
Repurchases of common stock	(475)	(5,186)	—	—	(5,186)
Activity in company stock plans, net and other	76	769	—	—	769
Share-based compensation	—	1,828	—	—	1,828
Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788

Balance, March 31, 2023	151,494	$1,294,484	$318,123	$(96,887)	$1,515,720
Net income	—	—	7,100	—	7,100
Foreign currency translation adjustments	—	—	—	12,285	12,285
Repurchases of common stock	(750)	(5,123)	—	—	(5,123)
Activity in company stock plans, net and other	66	446	—	—	446
Share-based compensation	—	1,500	—	—	1,500
Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	6,002	—	6,002
Foreign currency translation adjustments	—	—	—	(6,417)	(6,417)
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Repurchases of common stock	(938)	(10,218)	—	—	(10,218)
Termination of capped calls	—	4,381	—	—	4,381
Activity in company stock plans, net and other	698	(1,302)	—	—	(1,302)
Share-based compensation	—	3,426	—	—	3,426
Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788

Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net income	—	—	1,935	—	1,935
Foreign currency translation adjustments	—	—	—	20,717	20,717
Repurchases of common stock	(1,410)	(10,129)	—	—	(10,129)
Activity in company stock plans, net and other	285	(296)	—	—	(296)
Share-based compensation	—	2,992	—	—	2,992
Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,002	$1,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,824	76,764
Amortization of debt discount	107	—
Amortization of debt issuance costs	1,110	1,199
Share-based compensation	3,689	3,169
Deferred income taxes	9,613	981
(Gain) loss on disposition of assets, net	150	(367)
Losses related to convertible senior notes	20,922	—
Unrealized foreign currency loss	2,114	2,815
Change in fair value of contingent consideration	—	14,820
Changes in operating assets and liabilities:
Accounts receivable, net	(5,621)	(36,651)
Other current assets	19,020	(12,189)
Income tax payable, net of income tax receivable	(2,164)	(3,930)
Accounts payable and accrued liabilities	(75,150)	55,728
Deferred recertification and dry dock costs, net	(20,330)	(41,335)
Other, net	3,034	(36,830)
Net cash provided by operating activities	52,320	26,109

Cash flows from investing activities:
Capital expenditures	(7,594)	(7,920)
Proceeds from sale of assets	—	365
Proceeds from insurance recoveries	363	—
Net cash used in investing activities	(7,231)	(7,555)

Cash flows from financing activities:
Payments related to convertible senior notes	(60,720)	—
Repayment of MARAD Debt	(4,322)	(4,116)
Proceeds from settlement of capped calls	4,381	—
Debt issuance costs	(1,091)	(100)
Repurchases of common stock	(10,189)	(10,059)
Payments related to tax withholding for share-based compensation	(4,003)	(1,385)
Proceeds from issuance of ESPP shares	1,118	590
Payment of earn-out consideration	(26,700)	—
Net cash used in financing activities	(101,526)	(15,070)

Effect of exchange rate changes on cash and cash equivalents	(688)	(9,944)
Net decrease in cash and cash equivalents	(57,125)	(6,460)
Cash and cash equivalents:
Balance, beginning of year	332,191	189,111
Balance, end of period	$275,066	$182,651

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our balance sheet as of December 31, 2023 included herein has been derived from the audited balance sheet as of December 31, 2023 included in our 2023 Annual Report on Form 10-K (our “2023 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2023 Form 10-K.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaids	$21,963	$28,352
Contract assets (Note 8)	10,031	5,824
Deferred costs (Note 8)	22,546	36,041
Other	10,673	15,006
Total other current assets	$65,213	$85,223

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 8)	1,584	587
Other receivable (2)	26,864	25,623
Intangible assets with finite lives, net	3,878	4,105
Other	1,688	1,964
Total other assets, net	$46,558	$44,823
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of the agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and related benefits	$36,134	$59,010
Accrued interest	10,379	4,181
Income tax payable	112	1,938
Deferred revenue (Note 8)	17,087	32,763
Earn-out consideration (1)	—	85,000
Other (2)	24,950	20,220
Total accrued liabilities	$88,662	$203,112
(1)	Represents the final amount of the earn-out consideration associated with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which was paid to the seller of Alliance in cash on April 3, 2024.
(2)	Amounts as of June 30, 2024 and December 31, 2023 included $11.6 million and $9.0 million, respectively, of credits towards future services that we granted for the purchase of five P&A systems and other assets.

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Asset retirement obligations (Note 12)	$64,150	$61,356
Other (1)	3,051	4,892
Total other non-current liabilities	$67,201	$66,248
(1)	Amount as of December 31, 2023 included $2.6 million of credits offered by us in exchange for the purchase of P&A equipment (see above).

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$22,357	$17,347	$42,832	$34,353
Variable lease cost	3,060	5,255	6,117	10,165
Short-term lease cost	13,745	17,916	22,659	24,893
Sublease income	(22)	(206)	(44)	(537)
Net lease cost	$39,140	$40,312	$71,564	$68,874

Maturities of our operating lease liabilities as of June 30, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$76,796	$6,452	$83,248
One to two years	74,553	2,279	76,832
Two to three years	61,771	1,968	63,739
Three to four years	60,482	1,885	62,367
Four to five years	52,748	1,714	54,462
Over five years	112,848	4,231	117,079
Total lease payments	$439,198	$18,529	$457,727
Less: imputed interest	(93,830)	(3,239)	(97,069)
Total operating lease liabilities	$345,368	$15,290	$360,658

Current operating lease liabilities	$51,750	$5,967	$57,717
Non-current operating lease liabilities	293,618	9,323	302,941
Total operating lease liabilities	$345,368	$15,290	$360,658

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$67,488	$6,639	$74,127
One to two years	55,453	3,508	58,961
Two to three years	35,200	1,289	36,489
Three to four years	26,245	1,272	27,517
Four to five years	3,040	1,244	4,284
Over five years	—	1,926	1,926
Total lease payments	$187,426	$15,878	$203,304
Less: imputed interest	(22,419)	(2,038)	(24,457)
Total operating lease liabilities	$165,007	$13,840	$178,847

Current operating lease liabilities	$56,602	$6,060	$62,662
Non-current operating lease liabilities	108,405	7,780	116,185
Total operating lease liabilities	$165,007	$13,840	$178,847

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2024		2023
Weighted average remaining lease term	6.1	years	3.1	years
Weighted average discount rate	7.93%		8.20%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for operating lease liabilities	$38,877	$32,964
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	207,511	6,234
(1)	Our operating lease additions during the six-month period ended June 30, 2024 are primarily related to the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon (Note 13). Our operating lease additions during the six-month period ended June 30, 2023 are primarily related to the vessel charter for the Glomar Wave.

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2024 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$8,965	$—	$8,965
One to two years	9,412	—	9,412
Two to three years	9,881	—	9,881
Three to four years	—	—	—
Four to five years	—	—	—
Over five years	—	300,000	300,000
Gross debt	28,258	300,000	328,258
Unamortized debt discount (1)	—	(1,297)	(1,297)
Unamortized debt issuance costs (1)	(1,342)	(6,990)	(8,332)
Total debt	26,916	291,713	318,629
Less current maturities	(8,965)	—	(8,965)
Long-term debt	$17,951	$291,713	$309,664
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $20 million sub-limit for the issuance of letters of credit. As of June 30, 2024, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $95.1 million, net of $3.3 million of letters of credit issued.

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

The 2026 Notes had a coupon interest rate of 6.75% per annum and an effective interest rate of 7.6%. For the six-month period ended June 30, 2024, total interest expense related to the 2026 Notes was $0.4 million with coupon interest expense of $0.3 million and the amortization of debt issuance costs of $0.1 million. For the three- and six-month periods ended June 30, 2023, total interest expense related to the 2026 Notes was $3.7 million and $7.4 million, respectively, with coupon interest expense of $3.4 million and $6.8 million, respectively, and the amortization of debt issuance costs of $0.3 million and $0.6 million, respectively.

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

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of June 30, 2024, we were in compliance with these covenants.

The Convertible Senior Notes due 2023 (the “2023 Notes”) matured on September 15, 2023. Upon maturity of the 2023 Notes, we paid $29.6 million in cash to settle the conversion of $29.2 million aggregate principal amount of the notes, plus accrued and unpaid interest. We recorded the conversion value in excess of such principal amount converted to “Common stock” in the accompanying condensed consolidated balance sheets. Notes representing the remaining $0.8 million aggregate principal amount of the 2023 Notes were redeemed at par, plus accrued and unpaid interest. The 2023 Notes had a coupon interest rate of 4.125% per annum and an effective interest rate of 4.8%. For the three- and six-month periods ended June 30, 2023, total interest expense related to the 2023 Notes was $0.3 million and $0.7 million, respectively, primarily from coupon interest expense.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense	$8,402	$4,857	$17,180	$9,726
Interest income	(2,511)	(629)	(5,812)	(1,311)
Net interest expense	$5,891	$4,228	$11,368	$8,415

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and six-month periods ended June 30, 2024, we recognized income tax provision of $14.7 million and $13.0 million, respectively, resulting in effective tax rates of 31.3% and 68.5%, respectively. The effective tax rate for the three-month period ended June 30, 2024 was higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes. The effective rate for the six-month period ended June 30, 2024 was higher than the U.S. statutory rate primarily due to the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event and reported in the first quarter. For the three- and six-month periods ended June 30, 2023, we recognized income tax expense of $3.3 million and $1.3 million, respectively, resulting in effective tax rates of 31.8% and 40.1%, respectively. The effective tax rates for these periods were higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes.

Note 7 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). During the six-month period ended June 30, 2024, we repurchased a total of 937,585 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $10.2 million or an average of $10.87 per share.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended June 30, 2024
Short-term	$153,152	$44,193	$42,369	$—	$(106)	$239,608
Long-term	71,527	37,056	8,472	25,400	(17,266)	125,189
Total	$224,679	$81,249	$50,841	$25,400	$(17,372)	$364,797

Three months ended June 30, 2023
Short-term	$75,621	$38,069	$74,116	$—	$(26)	$187,780
Long-term	78,600	31,981	2,190	23,128	(14,862)	121,037
Total	$154,221	$70,050	$76,306	$23,128	$(14,888)	$308,817

Six months ended June 30, 2024
Short-term	$287,566	$69,369	$67,732	$—	$(6,433)	$418,234
Long-term	153,572	62,189	9,962	49,552	(32,501)	242,774
Total	$441,138	$131,558	$77,694	$49,552	$(38,934)	$661,008

Six months ended June 30, 2023
Short-term	$153,388	$73,274	$123,497	$—	$(26)	$350,133
Long-term	143,271	45,998	2,190	44,033	(26,724)	208,768
Total	$296,659	$119,272	$125,687	$44,033	$(26,750)	$558,901

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended June 30, 2024
Production maximization	$109,302	$20,596	$3,009	$25,400	$(7,819)	$150,488
Decommissioning	109,640	7,099	47,832	—	(3,641)	160,930
Renewables	4,269	50,493	—	—	(4,269)	50,493
Other	1,468	3,061	—	—	(1,643)	2,886
Total	$224,679	$81,249	$50,841	$25,400	$(17,372)	$364,797

Three months ended June 30, 2023
Production maximization	$52,882	$21,309	$3,562	$23,128	$(4,608)	$96,273
Decommissioning	96,176	11,873	72,744	—	(4,943)	175,850
Renewables	3,384	35,885	—	—	(3,384)	35,885
Other	1,779	983	—	—	(1,953)	809
Total	$154,221	$70,050	$76,306	$23,128	$(14,888)	$308,817

Six months ended June 30, 2024
Production maximization	$179,751	$39,032	$6,251	$49,552	$(19,211)	$255,375
Decommissioning	252,325	12,511	71,443	—	(10,569)	325,710
Renewables	6,773	74,665	—	—	(6,773)	74,665
Other	2,289	5,350	—	—	(2,381)	5,258
Total	$441,138	$131,558	$77,694	$49,552	$(38,934)	$661,008

Six months ended June 30, 2023
Production maximization	$100,149	$48,028	$6,969	$44,033	$(8,425)	$190,754
Decommissioning	188,796	22,921	118,718	—	(10,014)	320,421
Renewables	4,710	44,563	—	—	(4,710)	44,563
Other	3,004	3,760	—	—	(3,601)	3,163
Total	$296,659	$119,272	$125,687	$44,033	$(26,750)	$558,901

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract assets are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). Contract assets were $10.0 million as of June 30, 2024 and $5.8 million as of December 31, 2023. We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2024 and 2023.

Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Contract liabilities totaled $17.1 million as of June 30, 2024 and $32.8 million as of December 31, 2023. Revenue recognized for the three- and six-month periods ended June 30, 2024 included $18.2 million and $31.0 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2023 included $9.4 million and $8.0 million, respectively, that were included in the contract liability balance at the beginning of each period.

We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

Performance Obligations

As of June 30, 2024, approximately $873.3 million related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $443.4 million, $403.8 million and $26.0 million in 2024, 2025 and 2026, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2024.

For the three- and six-month periods ended June 30, 2024 and 2023, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $24.1 million as of June 30, 2024 and $36.6 million as of December 31, 2023. For the three- and six-month periods ended June 30, 2024, we recorded $11.0 million and $31.3 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2023, we recorded $14.4 million and $19.1 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Income	Shares	Income	Shares
Basic:
Net income	$32,289		$7,100
Less: Undistributed earnings allocated to participating securities	(33)		(12)
Net income available to common shareholders, basic	$32,256	152,234	$7,088	150,791

Diluted:
Net income available to common shareholders, basic	$32,256	152,234	$7,088	150,791
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,790	—	2,613
Undistributed earnings reallocated to participating securities	1	—	—	—
Net income available to common shareholders, diluted	$32,257	155,024	$7,088	153,404

Earnings per share, basic and diluted	$0.21		$0.05

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	Income	Shares	Income	Shares
Basic:
Net income	$6,002		$1,935
Less: Undistributed earnings allocated to participating securities	(6)		(3)
Net income available to common shareholders, basic	$5,996	152,301	$1,932	151,275

Diluted:
Net income available to common shareholders, basic	$5,996	152,301	$1,932	151,275
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,771	—	2,598
Net income available to common shareholders, diluted	$5,996	155,072	$1,932	153,873

Earnings per share, basic and diluted	$0.04		$0.01

The following potentially dilutive shares related to the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
2023 Notes	—	3,168	—	3,168
2026 Notes	—	28,676	2,594	28,676

We have outstanding restricted stock units (“RSUs”) (Note 10) that can be settled in either cash or shares of our common stock or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). On May 15, 2024, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan, which, among other things, authorizes 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy. As of June 30, 2024, there were approximately 9.5 million shares of our common stock available for issuance under the 2005 Incentive Plan. During the six-month period ended June 30, 2024, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2024 (1)	RSU	375,730	$10.28	33% per year over three years
January 1, 2024 (1)	PSU	351,410	$12.30	100% on December 31, 2026
January 1, 2024 (2)	Restricted stock	5,776	$10.28	100% on January 1, 2026
April 1, 2024 (2)	Restricted stock	2,595	$10.84	100% on January 1, 2026
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Restricted stock awards are based solely on service conditions and are accounted for as equity awards. Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees since 2020. For each of the three- and six-month periods ended June 30, 2024 and 2023, we recognized $0.3 million and $0.6 million, respectively, as share-based compensation related to restricted stock.

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

For PSUs with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and six-month periods ended June 30, 2024, $1.5 million and $2.8 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2024, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 452,381 PSUs granted in 2021 vested at 181%, representing 818,812 shares of our common stock with a total market value of $8.4 million.

Our currently outstanding RSUs may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and six-month periods ended June 30, 2024, $2.1 million and $3.7 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as compensation cost.

In 2024 and 2023, we granted fixed-value cash awards of $6.1 million and $6.0 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2024, $1.3 million and $2.7 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2023, $1.2 million and $2.4 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan (the “401(k) Plan”) in the U.S. We also contribute to various other defined contribution plans globally. For the three- and six-month periods ended June 30, 2024, we made contributions to our defined contribution plans totaling $1.4 million and $2.8 million, respectively. For the three- and six-month periods ended June 30, 2023, we made contributions to our defined contribution plans totaling $1.0 million and $2.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2024, 1.0 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues —
Well Intervention	$224,679	$154,221	$441,138	$296,659
Robotics	81,249	70,050	131,558	119,272
Shallow Water Abandonment	50,841	76,306	77,694	125,687
Production Facilities	25,400	23,128	49,552	44,033
Intercompany eliminations	(17,372)	(14,888)	(38,934)	(26,750)
Total	$364,797	$308,817	$661,008	$558,901

Income (loss) from operations —
Well Intervention	$29,299	$3,380	$47,978	$(4,763)
Robotics	28,400	17,467	33,850	22,561
Shallow Water Abandonment	(281)	19,762	(12,709)	26,584
Production Facilities	9,097	7,774	7,554	12,931
Segment operating income	66,515	48,383	76,673	57,313
Change in fair value of contingent consideration	—	(10,828)	—	(14,820)
Corporate, eliminations and other	(13,322)	(17,350)	(24,756)	(30,591)
Total	$53,193	$20,205	$51,917	$11,902
Net interest expense	(5,891)	(4,228)	(11,368)	(8,415)
Losses related to convertible senior notes	—	—	(20,922)	—
Other non-operating expense, net	(288)	(5,565)	(598)	(258)
Income before income taxes	$47,014	$10,412	$19,029	$3,229

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Well Intervention	$6,918	$6,873	$18,170	$11,342
Robotics	10,348	7,989	20,576	15,382
Shallow Water Abandonment	106	26	188	26
Total	$17,372	$14,888	$38,934	$26,750

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	June 30,	December 31,
	2024	2023
Well Intervention	$1,907,375	$1,790,971
Robotics	228,763	177,801
Shallow Water Abandonment	183,924	256,356
Production Facilities	115,050	120,234
Corporate and other	161,825	210,674
Total	$2,596,937	$2,556,036

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

	2024	2023
AROs at January 1,	$61,356	$51,956
Accretion expense	2,794	2,364
AROs at June 30,	$64,150	$54,320

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

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Interest paid	$9,762	$8,616
Income taxes paid (1)	5,714	4,243
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.2 million at June 30, 2024 and $1.1 million at December 31, 2023.

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

	2024	2023
Balance at January 1,	$3,407	$2,277
Additions (1)	429	689
Balance at June 30,	$3,836	$2,966
(1)	Additions reflect reserves for expected credit losses during the respective periods.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2026 Notes (fully redeemed March 2024)	$—	$—	$40,199	$64,117
MARAD Debt (matures February 2027)	28,258	28,020	32,580	32,348
2029 Notes (mature March 2029)	300,000	319,500	300,000	315,987
Total debt	$328,258	$347,520	$372,779	$412,452
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, cash flows, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate mergers, acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital resources, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

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

Once end-of-life oil and gas wells have depleted their production, we decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. Our operations service the life cycle of an oil and gas field and provide P&A and decommissioning services at the end of the life of a field as required by governmental regulations. We believe that our well intervention vessels have a competitive advantage in performing these services efficiently and with our suite of shallow water assets and capabilities, we are the only provider of full-field decommissioning services in the Gulf of Mexico shelf. The demand for P&A services should grow over the mid- to long-term as the subsea tree base expands, as government regulations continue to place stronger emphasis on decommissioning aged wells worldwide (including subsea trees as well as mature dry tree wells in the shallow waters of the Gulf of Mexico), as customers look to reduce their decommissioning obligations and as customers shift resources to renewable energy.

Outlook

In 2024, we expect to experience another strong year of performance driven by increasing demand for our decommissioning services internationally and continued growth in the offshore renewables trenching market. We expect the demand for shallow water decommissioning services in the Gulf of Mexico to remain soft in the near term but should grow over the mid- to long-term.

Backlog

Our backlog is represented by signed contracts. As of June 30, 2024, our consolidated backlog totaled approximately $873 million, of which $443 million is expected to be performed over the remainder of 2024. Our various contracts with Shell, ExxonMobil and Subsea 7 globally, our contracts with Trident Energy and Petrobras in Brazil, and our agreement for the HP I in the Gulf of Mexico represented approximately 73% of our total backlog as of June 30, 2024. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$32,289	$7,100	$6,002	$1,935
Adjustments:
Income tax provision	14,725	3,312	13,027	1,294
Net interest expense	5,891	4,228	11,368	8,415
Other expense, net	382	5,740	2,598	2,296
Depreciation and amortization	43,471	39,227	89,824	76,764
EBITDA	96,758	59,607	122,819	90,704
Adjustments:
(Gain) loss on disposition of assets, net	—	—	150	(367)
Acquisition and integration costs	—	309	—	540
Change in fair value of contingent consideration	—	10,828	—	14,820
General provision (release) for current expected credit losses	137	548	(6)	689
Losses related to convertible senior notes	—	—	20,922	—
Adjusted EBITDA	$96,895	$71,292	$143,885	$106,386

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities	$52,320	$26,109
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(7,231)	(7,555)
Free Cash Flow	$45,089	$18,554

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Long-term debt including current maturities	$318,629	$361,722
Less: Cash and cash equivalents	(275,066)	(332,191)
Net Debt	$43,563	$29,531

Comparison of Three Months Ended June 30, 2024 and 2023

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

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2024	2023	Amount	Percent
Net revenues —
Well Intervention	$224,679	$154,221	$70,458	46%
Robotics	81,249	70,050	11,199	16%
Shallow Water Abandonment	50,841	76,306	(25,465)	(33)%
Production Facilities	25,400	23,128	2,272	10%
Intercompany eliminations	(17,372)	(14,888)	(2,484)
	$364,797	$308,817	$55,980	18%

Gross profit (loss) —
Well Intervention	$33,615	$6,974	$26,641	382%
Robotics	30,888	19,524	11,364	58%
Shallow Water Abandonment	1,654	20,992	(19,338)	(92)%
Production Facilities	9,891	8,654	1,237	14%
Corporate, eliminations and other	(562)	(795)	233
	$75,486	$55,349	$20,137	36%

Gross margin —
Well Intervention	15%	5%
Robotics	38%	28%
Shallow Water Abandonment	3%	28%
Production Facilities	39%	37%
Total company	21%	18%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 94%	7 / 84%
Robotics assets (3)	47 / 76%	46 / 58%
Chartered Robotics vessels	6 / 97%	6 / 96%
Shallow Water Abandonment vessels (4)	20 / 58%	20 / 78%
Shallow Water Abandonment systems (5)	26 / 27%	21 / 81%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.

(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended June 30, 2024 and 2023 included 91 and 113 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2024	2023	(Decrease)
Well Intervention	$6,918	$6,873	$45
Robotics	10,348	7,989	2,359
Shallow Water Abandonment	106	26	80
	$17,372	$14,888	$2,484

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2024 increased by 18% as compared to the same period in 2023, reflecting higher revenues in our Well Intervention, Robotics and Production Facilities business segments, offset in part by lower revenues in our Shallow Water Abandonment segment.

Our Well Intervention revenues increased by 46% for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher utilization and rates in the Gulf of Mexico, higher rates on the Seawell and higher revenues on the Q7000. Both the Q4000 and the Q5000 generated higher day rates in the Gulf of Mexico during the second quarter 2024. The Q4000 had higher utilization during the second quarter 2024 as the vessel spent most of the second quarter 2023 on its regulatory dry dock. The Seawell benefitted from being contracted in the western Mediterranean at higher rates during most of the second quarter 2024.The Q7000 had a full quarter of utilization during the second quarter 2024 whereas the vessel recognized revenues over approximately 27 days during the second quarter 2023 following its paid transit and mobilization to the Asia Pacific region, a period during which revenues were deferred and not recognized.

Our Robotics revenues increased by 16% for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher chartered vessel days and trenching and ROV activities during the second quarter 2024. Chartered vessel days increased to 528 days during the second quarter 2024 as compared to 435 days during the second quarter 2023. ROV and trencher utilization increased to 76% in the second quarter 2024 from 58% during the second quarter 2023 and included 232 days of integrated vessel trenching in the second quarter 2024 as compared to 194 days in the second quarter 2023.

Our Shallow Water Abandonment revenues decreased by 33% for the three-month period ended June 30, 2024 as compared to the same period in 2023. The decrease in revenues was due to lower activity levels and an overall softer Gulf of Mexico shelf market in 2024, resulting in lower vessel and system utilization during the second quarter 2024 as compared to the second quarter 2023. Overall vessel utilization was 58% during the second quarter 2024 as compared to 78% during the second quarter 2023. P&A systems and CT systems achieved 632 days of utilization, or 27% on 26 systems, during the second quarter 2024 as compared to 1,554 days of utilization, or 81% on 21 systems, during the second quarter 2023.

Our Production Facilities revenues increased by 10% for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher oil and gas production during the second quarter 2024 whereas both the Droshky and Thunder Hawk wells were shut in for planned maintenance during portions of the second quarter 2023.

Gross Profit (Loss). Our consolidated gross profit increased by $20.1 million for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting increased profits from our Well Intervention, Robotics and Production Facilities business segments, offset in part by a reduction in profit from our Shallow Water Abandonment segment.

Our Well Intervention segment gross profit increased by $26.6 million for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher segment revenues and increased activity levels.

Our Robotics gross profit increased by $11.4 million for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues and higher profit margin projects during the second quarter 2024.

Our Shallow Water Abandonment gross profit decreased by $19.3 million for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting lower segment revenues.

Our Production Facilities gross profit increased by $1.2 million for the three-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher segment revenues.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration in the second quarter 2023 reflected an improvement in Helix Alliance’s results during the quarter. We entered into an agreement and set the final earn-out during the fourth quarter 2023, which was paid on April 3, 2024.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $22.3 million for the three-month period ended June 30, 2024 as compared to $24.0 million for the same period in 2023, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $5.9 million for the three-month period ended June 30, 2024 as compared to $4.2 million for the same period in 2023, primarily reflecting interest expense on our 2029 Notes, offset in part by higher interest income on our invested cash reserves (Note 5).

Other Expense, Net. Net other expense was $0.4 million for the three-month period ended June 30, 2024 as compared to net other expense of $5.7 million for the same period in 2023. Net other expense during the second quarter 2023 primarily reflected an $11.7 million foreign currency loss related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains due to the strengthening of the British pound primarily on U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision. Income tax provision was $14.7 million for the three-month period ended June 30, 2024 as compared to $3.3 million for the same period in 2023. The effective tax rates for the three-month periods ended June 30, 2024 and 2023 were 31.3% and 31.8%, respectively. The increase in income tax expense was primarily attributable to higher net income.

Comparison of Six Months Ended June 30, 2024 and 2023

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

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2024	2023	Amount	Percent
Net revenues —
Well Intervention	$441,138	$296,659	$144,479	49%
Robotics	131,558	119,272	12,286	10%
Shallow Water Abandonment	77,694	125,687	(47,993)	(38)%
Production Facilities	49,552	44,033	5,519	13%
Intercompany eliminations	(38,934)	(26,750)	(12,184)
	$661,008	$558,901	$102,107	18%

Gross profit (loss) —
Well Intervention	$56,759	$2,612	$54,147	2,073%
Robotics	39,071	26,531	12,540	47%
Shallow Water Abandonment	(8,109)	28,490	(36,599)	(128)%
Production Facilities	8,585	14,437	(5,852)	(41)%
Corporate, eliminations and other	(1,266)	(1,537)	271
	$95,040	$70,533	$24,507	35%

Gross margin —
Well Intervention	13%	1%
Robotics	30%	22%
Shallow Water Abandonment	(10)%	23%
Production Facilities	17%	33%
Total company	14%	13%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 92%	7 / 82%
Robotics assets (3)	47 / 67%	46 / 57%
Chartered Robotics vessels	6 / 86%	6 / 94%
Shallow Water Abandonment vessels (4)	20 / 49%	20 / 68%
Shallow Water Abandonment systems (5)	26 / 27%	21 / 74%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the six-month periods ended June 30, 2024 and 2023 included 182 and 126 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2024	2023	(Decrease)
Well Intervention	$18,170	$11,342	$6,828
Robotics	20,576	15,382	5,194
Shallow Water Abandonment	188	26	162
	$38,934	$26,750	$12,184

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2024 increased by 18% as compared to the same period in 2023, reflecting higher revenues in our Well Intervention, Robotics and Production Facilities business segments, offset in part by lower revenues in our Shallow Water Abandonment segment.

Our Well Intervention revenues increased by 49% for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues on the Q7000 and higher rates and utilization on the Seawell, the Q4000 and the Q5000, offset in part by lower utilization on the Well Enhancer. The Q7000 had full utilization during the six-month period ended June 30, 2024 whereas the vessel spent most of the six-month period ended June 30, 2023 on regulatory and project-related dockings and paid transit and mobilization to Asia Pacific. The Seawell benefitted from being contracted in the western Mediterranean at higher rates during most of the six-month period ended June 30, 2024 as compared to having had lower utilization and rates during the same period in 2023. Utilization increased on the Q4000 and the Q5000 during the six-month period ended June 30, 2024 as both vessels underwent their regulatory dry docks during the six-month period ended June 30, 2023. Gulf of Mexico day rates also improved during the year over year periods. The Well Enhancer in the North Sea had lower utilization as compared to the prior year period as the vessel underwent a scheduled dry dock during the first quarter 2024.

Our Robotics revenues increased by 10% for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher chartered vessel days and trenching and ROV activities. Chartered vessel days increased to 861 days during the six-month period ended June 30, 2024 as compared to 730 days during the six-month period ended June 30, 2023, although chartered vessel days in the first quarter 2024 included approximately 64 days of standby utilization at reduced rates. ROV and trencher utilization increased to 67% in the six-month period ended June 30, 2024 from 57% during the six-month period ended June 30, 2023 and included 317 days of integrated vessel trenching in 2024 as compared to 260 days in 2023.

Our Shallow Water Abandonment revenues decreased by 38% for the six-month period ended June 30, 2024 as compared to the same period in 2023. The decrease in revenues is due to lower activity levels and an overall softer Gulf of Mexico shelf market in 2024, resulting in lower vessel and system utilization during the six-month period ended June 30, 2024 as compared to the six-month period ended June 30, 2023. Overall vessel utilization was 49% during the six-month period ended June 30, 2024 as compared to 68% during the same period in 2023. P&A systems and CT systems achieved 1,258 days of utilization, or 27% on 26 systems, during the six-month period ended June 30, 2024 as compared to 2,831 days of utilization, or 74% on 21 systems, during the six-month period ended June 30, 2023.

Our Production Facilities revenues increased by 13% for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher oil and gas production as both the Droshky and Thunder Hawk wells were shut in for planned maintenance during portions of the six-month period ended June 30, 2023.

Gross Profit (Loss). Our consolidated gross profit increased by $24.5 million for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting increased profits from our Well Intervention and Robotics business segments, offset in part by losses from our Shallow Water Abandonment and Production Facilities segments.

Our Well Intervention segment gross profit increased by $54.1 million for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher segment revenues and increased activity levels.

Our Robotics gross profit increased by $12.5 million for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues and higher profit margin projects during the six-month period ended June 30, 2024.

Our Shallow Water Abandonment segment had a gross loss of $8.1 million for the six-month period ended June 30, 2024 as compared to a gross profit of $28.5 million for the same period in 2023, primarily reflecting lower segment revenues.

Our Production Facilities gross profit decreased by $5.9 million for the six-month period ended June 30, 2024 as compared to the same period in 2023, primarily reflecting well workover costs of approximately $8.6 million related to the Thunder Hawk wells during the first quarter 2024, offset in part by higher segment revenues.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration in the six-month period ended June 30, 2023 reflected an improvement in Helix Alliance’s results during the first half 2023. We entered into an agreement and set the final earn-out during the fourth quarter 2023, which was paid on April 3, 2024.

Net Interest Expense. Our net interest expense totaled $11.4 million for the six-month period ended June 30, 2024 as compared to $8.4 million for the same period in 2023, primarily reflecting interest expense on our 2029 Notes, offset in part by higher interest income on our invested cash reserves (Note 5).

Losses Related to Convertible Senior Notes. The $20.9 million loss for the six-month period ended June 30, 2024 was associated with the retirement of our 2026 Notes (Note 5).

Income Tax Provision. Income tax provision was $13.0 million for the six-month period ended June 30, 2024 as compared to $1.3 million for the same period in 2023. The effective tax rates for the six-month periods ended June 30, 2024 and 2023 were 68.5% and 40.1%, respectively. The increase in effective tax rates was primarily attributable to the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event and reported in the first quarter 2024 (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2024	2023
Net working capital	$323,741	$249,223
Long-term debt (excluding current maturities)	309,664	313,430
Liquidity	370,133	431,471

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements. Net working capital at December 31, 2023 included $85.0 million of Alliance earn-out consideration that was paid in cash on April 3, 2024.

Long-Term Debt

Long-term debt in the table above includes our MARAD Debt, the 2026 Notes and the 2029 Notes and excludes current maturities of $9.0 million at June 30, 2024 and $48.3 million at December 31, 2023, and is net of unamortized debt discount and debt issuance costs. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility. Our liquidity at June 30, 2024 included $275.1 million of cash and cash equivalents and $95.1 million of available borrowing capacity under the Amended ABL Facility (Note 5). Our liquidity at December 31, 2023 included $332.2 million of cash and cash equivalents and $99.3 million of available borrowing capacity under the Amended ABL Facility. In March 2024, we settled the remaining $40.2 million aggregate principal amount of the 2026 Notes for $60.5 million in cash (excluding costs), offset in part by $4.4 million from the settlement of the remaining 2026 Capped Calls. On April 3, 2024, we paid $85.0 million of earn-out consideration in cash to the seller in the Alliance transaction.

In the current market environment, following the settlement of the Alliance earn-out we expect strong ongoing operating performance and cash flows and continued availability on the Amended ABL Facility. We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and expected capital spending, service our debt and other obligations, and execute our share repurchase program over at least the next 12 months. We currently do not anticipate borrowing under the Amended ABL Facility other than for the issuance of letters of credit.

A period of weak industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the Amended ABL Facility.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$52,320	$26,109
Investing activities	(7,231)	(7,555)
Financing activities	(101,526)	(15,070)

Operating Activities

The increase in our operating cash flows for the six-month period ended June 30, 2024 as compared to the same period in 2023 primarily reflects higher operating income, and lower regulatory recertification costs for our vessels and systems, offset in part by higher working capital outflows. Operating cash outflows during the six-month period ended June 30, 2024 included $58.3 million of the $85.0 million earn-out payment on April 3, 2024, representing the amount in the excess of the $26.7 million fair value of earn-out consideration at the Alliance acquisition date. Regulatory recertification spend on our vessels and systems amounted to $20.3 million and $41.3 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the six-month periods ended June 30, 2024 and 2023 reflect comparable capital expenditure levels during the year over year periods.

Financing Activities

Net cash outflows from financing activities for the six-month period ended June 30, 2024 primarily reflect cash outflows of $60.7 million related to the 2026 Notes, $26.7 million of the $85.0 million earn-out payment, $10.2 million in repurchases of our common stock under the 2023 Repurchase Program and the principal repayment of $4.3 million related to the MARAD Debt, offset in part by $4.4 million from the proportionate settlement of the 2026 Capped Calls. Net cash outflows from financing activities for the six-month period ended June 30, 2023 primarily reflect $10.1 million in repurchases of our common stock under the 2023 Repurchase Program and the repayment of $4.1 million related to the MARAD Debt.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of June 30, 2024 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of June 30, 2024.

	Total	Short-Term	Long-Term
MARAD debt	$28,258	$8,965	$19,293
2029 Notes	300,000	—	300,000
Interest related to debt	139,900	30,988	108,912
Property and equipment	17,511	17,511	—
Operating leases (1)	895,106	141,076	754,030
Total cash obligations	$1,380,775	$198,540	$1,182,235
(1)	Operating leases include vessel charters and facility and equipment leases. At June 30, 2024, our commitment related to long-term vessel charters totaled approximately $876.4 million, of which $437.2 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2024.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of June 30, 2024, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2024, we recorded foreign currency translation losses of $6.4 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and six-month periods ended June 30, 2024, we recorded net foreign currency losses of $0.4 million and $2.6 million, respectively, primarily reflecting foreign currency losses related to U.S. dollar denominated intercompany debt in our U.K. entities.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended June 30, 2024 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
April 1 to April 30, 2024	—	$—	—	$182,980
May 1 to May 31, 2024	—	—	—	182,980
June 1 to June 30, 2024	475,000	10.86	475,000	177,823
	475,000	$10.86	475,000
(1)	Includes shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program and shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	See Note 7 to this Quarterly Report on Form 10-Q and Note 10 to our 2023 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) On June 18, 2024, Mr. Owen Kratz, the President and Chief Executive Officer of Helix, adopted an individual stock trading plan for the sale of Helix’s common stock (the “Rule 10b5-1 Sales Plan”) pursuant to the requirements of Exchange Act Rule 10b5-1. Mr. Kratz’s Rule 10b5-1 Sales Plan, which has a term of one year beginning September 17, 2024, provides for the sale of up to 684,754 shares of common stock pursuant to the terms of the Rule 10b5-1 Sales Plan. During the three-month period ended June 30, 2024, no other director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
10.1	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2024.	Annex A to the Definitive Proxy Statement filed on April 3, 2024 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: July 25, 2024	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2024	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)