Form 10-Q
period 2024-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2024-10-24
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 21, 2024, 152,103,502 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$324,120	$332,191
Accounts receivable, net of allowance for credit losses of $3,882 and $3,407, respectively	270,883	280,427
Other current assets	98,934	85,223
Total current assets	693,937	697,841
Property and equipment	3,137,207	3,078,571
Less accumulated depreciation	(1,625,882)	(1,505,722)
Property and equipment, net	1,511,325	1,572,849
Operating lease right-of-use assets	338,245	169,233
Deferred recertification and dry dock costs, net	74,324	71,290
Other assets, net	43,318	44,823
Total assets	$2,661,149	$2,556,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,400	$134,552
Accrued liabilities	91,767	203,112
Current maturities of long-term debt	9,186	48,292
Current operating lease liabilities	59,866	62,662
Total current liabilities	303,219	448,618
Long-term debt	305,487	313,430
Operating lease liabilities	293,393	116,185
Deferred tax liabilities	123,722	110,555
Other non-current liabilities	64,758	66,248
Total liabilities	1,090,579	1,055,036
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 152,101 and 152,291 shares issued, respectively	1,270,347	1,271,565
Retained earnings	347,966	312,450
Accumulated other comprehensive loss	(47,743)	(83,015)
Total shareholders’ equity	1,570,570	1,501,000
Total liabilities and shareholders’ equity	$2,661,149	$2,556,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$342,419	$395,670	$1,003,427	$954,571
Cost of sales	276,754	315,125	842,722	803,493
Gross profit	65,665	80,545	160,705	151,078
Gain (loss) on disposition of assets, net	100	—	(50)	367
Acquisition and integration costs	—	—	—	(540)
Change in fair value of contingent consideration	—	(16,499)	—	(31,319)
Selling, general and administrative expenses	(21,125)	(27,818)	(64,098)	(71,456)
Income from operations	44,640	36,228	96,557	48,130
Net interest expense	(5,689)	(4,152)	(17,057)	(12,567)
Losses related to convertible senior notes	—	—	(20,922)	—
Other expense, net	(49)	(8,257)	(2,647)	(10,553)
Royalty income and other	132	78	2,132	2,116
Income before income taxes	39,034	23,897	58,063	27,126
Income tax provision	9,520	8,337	22,547	9,631
Net income	$29,514	$15,560	$35,516	$17,495

Earnings per share of common stock:
Basic	$0.19	$0.10	$0.23	$0.12
Diluted	$0.19	$0.10	$0.23	$0.11

Weighted average common shares outstanding:
Basic	151,914	150,550	152,171	151,031
Diluted	154,851	153,622	155,038	153,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$29,514	$15,560	$35,516	$17,495
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	41,689	(16,603)	35,272	4,114
Other comprehensive income (loss), net of tax	41,689	(16,603)	35,272	4,114
Comprehensive income (loss)	$71,203	$(1,043)	$70,788	$21,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788
Net income	—	—	29,514	—	29,514
Foreign currency translation adjustments	—	—	—	41,689	41,689
Activity in company stock plans, net and other	50	901	—	—	901
Share-based compensation	—	1,678	—	—	1,678
Balance, September 30, 2024	152,101	$1,270,347	$347,966	$(47,743)	$1,570,570

Balance, June 30, 2023	150,810	$1,291,307	$325,223	$(84,602)	$1,531,928
Net income	—	—	15,560	—	15,560
Foreign currency translation adjustments	—	—	—	(16,603)	(16,603)
Settlement of convertible debt conversion	—	(415)	—	—	(415)
Repurchases of common stock	(174)	(1,939)	—	—	(1,939)
Activity in company stock plans, net and other	70	481	—	—	481
Share-based compensation	—	1,506	—	—	1,506
Balance, September 30, 2023	150,706	$1,290,940	$340,783	$(101,205)	$1,530,518

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	35,516	—	35,516
Foreign currency translation adjustments	—	—	—	35,272	35,272
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Repurchases of common stock	(938)	(10,218)	—	—	(10,218)
Termination of capped calls	—	4,381	—	—	4,381
Activity in company stock plans, net and other	748	(401)	—	—	(401)
Share-based compensation	—	5,104	—	—	5,104
Balance, September 30, 2024	152,101	$1,270,347	$347,966	$(47,743)	$1,570,570

Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net income	—	—	17,495	—	17,495
Foreign currency translation adjustments	—	—	—	4,114	4,114
Settlement of convertible debt conversion	—	(415)	—	—	(415)
Repurchases of common stock	(1,584)	(12,068)	—	—	(12,068)
Activity in company stock plans, net and other	355	185	—	—	185
Share-based compensation	—	4,498	—	—	4,498
Balance, September 30, 2023	150,706	$1,290,940	$340,783	$(101,205)	$1,530,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$35,516	$17,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,728	120,013
Amortization of debt discount	161	—
Amortization of debt issuance costs	1,611	1,840
Share-based compensation	5,524	4,765
Deferred income taxes	13,167	6,940
(Gain) loss on disposition of assets, net	50	(367)
Losses related to convertible senior notes	20,922	—
Unrealized foreign currency loss	(1,213)	11,587
Change in fair value of contingent consideration	—	31,319
Changes in operating assets and liabilities:
Accounts receivable, net	12,741	(96,027)
Other current assets	(13,778)	(16,774)
Income tax payable	(509)	(2,518)
Accounts payable and accrued liabilities	(73,169)	31,142
Deferred recertification and dry dock costs, net	(29,239)	(59,216)
Other, net	3,539	7,521
Net cash provided by operating activities	108,051	57,720

Cash flows from investing activities:
Capital expenditures	(10,780)	(16,165)
Proceeds from sale of assets	100	365
Proceeds from insurance recoveries	363	—
Net cash used in investing activities	(10,317)	(15,800)

Cash flows from financing activities:
Payments related to convertible senior notes	(60,720)	(30,415)
Repayment of MARAD Debt	(8,749)	(8,333)
Proceeds from settlement of capped calls	4,381	—
Debt issuance costs	(1,453)	(236)
Repurchases of common stock	(10,189)	(11,988)
Payments related to tax withholding for share-based compensation	(4,003)	(1,385)
Proceeds from issuance of ESPP shares	1,859	982
Payment of earn-out consideration	(26,700)	—
Net cash used in financing activities	(105,574)	(51,375)

Effect of exchange rate changes on cash and cash equivalents	(231)	(11,286)
Net decrease in cash and cash equivalents	(8,071)	(20,741)
Cash and cash equivalents:
Balance, beginning of year	332,191	189,111
Balance, end of period	$324,120	$168,370

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our balance sheet as of December 31, 2023 included herein has been derived from the audited balance sheet as of December 31, 2023 included in our 2023 Annual Report on Form 10-K (our “2023 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2023 Form 10-K.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaids	$33,511	$28,352
Contract assets (Note 8)	12,888	5,824
Deferred costs (Note 8)	42,048	36,041
Other	10,487	15,006
Total other current assets	$98,934	$85,223

Other assets, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 8)	709	587
Other receivable (2)	24,247	25,623
Intangible assets with finite lives, net	3,840	4,105
Other	1,978	1,964
Total other assets, net	$43,318	$44,823
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of the agreed-upon amounts that we are entitled to receive from Marathon Oil Corporation (“Marathon Oil”) for remaining P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil in 2019.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and related benefits	$48,161	$59,010
Accrued interest	2,671	4,181
Income tax payable	1,644	1,938
Deferred revenue (Note 8)	25,581	32,763
Earn-out consideration (1)	—	85,000
Other (2)	13,710	20,220
Total accrued liabilities	$91,767	$203,112
(1)	Represents the final amount of the earn-out consideration associated with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which was paid to the seller of Alliance in cash on April 3, 2024.
(2)	Amounts as of December 31, 2023 included $9.0 million of credits towards future services that we granted for the purchase of five P&A systems and other assets. These credits were increased by $2.4 million with a charge to “Other expense, net” during the third quarter 2024 and were fully utilized as of September 30, 2024.

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Asset retirement obligations (Note 12)	$61,570	$61,356
Other (1)	3,188	4,892
Total other non-current liabilities	$64,758	$66,248
(1)	Amount as of December 31, 2023 included $2.6 million of credits offered by us in exchange for the purchase of P&A equipment, which were fully utilized as of September 30, 2024 (see above).

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$22,643	$18,836	$65,475	$53,189
Variable lease cost	2,236	6,058	8,353	16,223
Short-term lease cost	18,665	18,751	41,324	43,644
Sublease income	(26)	(374)	(70)	(911)
Net lease cost	$43,518	$43,271	$115,082	$112,145

Maturities of our operating lease liabilities as of September 30, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$78,073	$6,567	$84,640
One to two years	69,963	3,436	73,399
Two to three years	61,771	2,653	64,424
Three to four years	58,208	2,597	60,805
Four to five years	52,748	2,381	55,129
Over five years	99,552	7,577	107,129
Total lease payments	$420,315	$25,211	$445,526
Less: imputed interest	(87,109)	(5,158)	(92,267)
Total operating lease liabilities	$333,206	$20,053	$353,259

Current operating lease liabilities	$54,098	$5,768	$59,866
Non-current operating lease liabilities	279,108	14,285	293,393
Total operating lease liabilities	$333,206	$20,053	$353,259

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$67,488	$6,639	$74,127
One to two years	55,453	3,508	58,961
Two to three years	35,200	1,289	36,489
Three to four years	26,245	1,272	27,517
Four to five years	3,040	1,244	4,284
Over five years	—	1,926	1,926
Total lease payments	$187,426	$15,878	$203,304
Less: imputed interest	(22,419)	(2,038)	(24,457)
Total operating lease liabilities	$165,007	$13,840	$178,847

Current operating lease liabilities	$56,602	$6,060	$62,662
Non-current operating lease liabilities	108,405	7,780	116,185
Total operating lease liabilities	$165,007	$13,840	$178,847

The following table presents the weighted average remaining lease term and discount rate:

	September 30,		December 31,
	2024		2023
Weighted average remaining lease term	6.0	years	3.1	years
Weighted average discount rate	7.89%		8.20%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for operating lease liabilities	$60,042	$51,733
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	213,480	25,463
(1)	Our operating lease additions during the nine-month period ended September 30, 2024 are primarily related to the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon (Note 13). Our operating lease additions during the nine-month period ended September 30, 2023 are primarily related to the vessel charter for the Glomar Wave.

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2024 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,186	$—	$9,186
One to two years	9,644	—	9,644
Two to three years	5,001	—	5,001
Three to four years	—	—	—
Four to five years	—	300,000	300,000
Gross debt	23,831	300,000	323,831
Unamortized debt discount (1)	—	(1,243)	(1,243)
Unamortized debt issuance costs (1)	(1,220)	(6,695)	(7,915)
Total debt	22,611	292,062	314,673
Less current maturities	(9,186)	—	(9,186)
Long-term debt	$13,425	$292,062	$305,487
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of our indebtedness:

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and subsequently we entered into various amendments (collectively, the “Amended ABL Facility”). The most recent amendment on August 2, 2024 extended the maturity of the Amended ABL Facility and increased the letter of credit basket size. The Amended ABL Facility provides a $120 million asset-based revolving credit facility, which matures on August 2, 2029, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $30 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $55 million sub-limit for the issuance of letters of credit. As of September 30, 2024, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $74.7 million, net of $31.6 million of letters of credit issued.

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

The 2026 Notes had a coupon interest rate of 6.75% per annum and an effective interest rate of 7.6%. For the nine-month period ended September 30, 2024, total interest expense related to the 2026 Notes was $0.4 million with coupon interest expense of $0.3 million and the amortization of debt issuance costs of $0.1 million. For the three- and nine-month periods ended September 30, 2023, total interest expense related to the 2026 Notes was $3.7 million and $11.1 million, respectively, with coupon interest expense of $3.4 million and $10.1 million, respectively, and the amortization of debt issuance costs of $0.3 million and $1.0 million, respectively.

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

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of September 30, 2024, we were in compliance with these covenants.

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

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense	$8,414	$4,830	$25,594	$14,556
Interest income	(2,725)	(678)	(8,537)	(1,989)
Net interest expense	$5,689	$4,152	$17,057	$12,567

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and nine-month periods ended September 30, 2024, we recognized income tax provision of $9.5 million and $22.5 million, respectively, resulting in effective tax rates of 24.4% and 38.8%, respectively. The effective tax rate for the three-month period ended September 30, 2024 was higher than the U.S. statutory rate primarily due to the jurisdicational mix of earnings, certain non-deductible expenses and non-creditable foreign income taxes. The effective rate for the nine-month period ended September 30, 2024 was higher than the U.S. statutory rate primarily due to the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event and reported in the first quarter. For the three- and nine-month periods ended September 30, 2023, we recognized income tax expense of $8.3 million and $9.6 million, respectively, resulting in effective tax rates of 34.9% and 35.5%, respectively. The effective tax rates for these periods were higher than the U.S. statutory rate primarily due to certain non-deductible expenses and non-creditable foreign income taxes.

Note 7 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). During the nine-month period ended September 30, 2024, we repurchased a total of 937,585 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $10.2 million or an average of $10.87 per share.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2024
Short-term	$130,150	$48,906	$53,410	$—	$(38)	$232,428
Long-term	52,517	35,620	18,185	20,695	(17,026)	109,991
Total	$182,667	$84,526	$71,595	$20,695	$(17,064)	$342,419

Three months ended September 30, 2023
Short-term	$139,743	$26,995	$73,037	$—	$—	$239,775
Long-term	85,624	48,651	14,235	24,469	(17,084)	155,895
Total	$225,367	$75,646	$87,272	$24,469	$(17,084)	$395,670

Nine months ended September 30, 2024
Short-term	$417,716	$118,275	$121,142	$—	$(6,471)	$650,662
Long-term	206,089	97,809	28,147	70,247	(49,527)	352,765
Total	$623,805	$216,084	$149,289	$70,247	$(55,998)	$1,003,427

Nine months ended September 30, 2023
Short-term	$293,131	$100,269	$196,534	$—	$(26)	$589,908
Long-term	228,895	94,649	16,425	68,502	(43,808)	364,663
Total	$522,026	$194,918	$212,959	$68,502	$(43,834)	$954,571

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2024
Production maximization	$95,848	$34,541	$483	$20,695	$(9,791)	$141,776
Decommissioning	82,860	2,746	71,112	—	(3,469)	153,249
Renewables	3,126	42,804	—	—	(3,126)	42,804
Other	833	4,435	—	—	(678)	4,590
Total	$182,667	$84,526	$71,595	$20,695	$(17,064)	$342,419

Three months ended September 30, 2023
Production maximization	$39,749	$25,192	$713	$24,469	$(4,079)	$86,044
Decommissioning	161,977	16,223	86,559	—	(7,805)	256,954
Renewables	3,332	32,167	—	—	(3,332)	32,167
Other	20,309	2,064	—	—	(1,868)	20,505
Total	$225,367	$75,646	$87,272	$24,469	$(17,084)	$395,670

Nine months ended September 30, 2024
Production maximization	$275,599	$73,573	$6,734	$70,247	$(29,002)	$397,151
Decommissioning	335,185	15,257	142,555	—	(14,038)	478,959
Renewables	9,899	117,469	—	—	(9,899)	117,469
Other	3,122	9,785	—	—	(3,059)	9,848
Total	$623,805	$216,084	$149,289	$70,247	$(55,998)	$1,003,427

Nine months ended September 30, 2023
Production maximization	$139,898	$73,220	$7,682	$68,502	$(12,504)	$276,798
Decommissioning	350,773	39,144	205,277	—	(17,819)	577,375
Renewables	8,042	76,730	—	—	(8,042)	76,730
Other	23,313	5,824	—	—	(5,469)	23,668
Total	$522,026	$194,918	$212,959	$68,502	$(43,834)	$954,571

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

Net contract assets were $12.9 million as of September 30, 2024 and $5.8 million as of December 31, 2023 and are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). We had no credit losses on our contract assets for the three- and nine-month periods ended September 30, 2024 and 2023.

Net contract liabilities totaled $25.6 million as of September 30, 2024 and $32.8 million as of December 31, 2023 and are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying condensed consolidated balance sheets (Note 3). Revenue recognized for the three- and nine-month periods ended September 30, 2024 included $12.6 million and $34.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2023 included $15.2 million and $8.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of September 30, 2024, $1.6 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $260.6 million, $637.2 million and $712.9 million in 2024, 2025 as well as 2026 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2024.

For the three- and nine-month periods ended September 30, 2024 and 2023, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Contract fulfillment costs consist of costs incurred in fulfilling a contract with a customer. Our contract fulfillment costs primarily relate to costs incurred for mobilization of personnel and equipment at the beginning of a contract and costs incurred for demobilization at the end of a contract. Mobilization costs are deferred and amortized ratably over the contract term (including anticipated contract extensions) based on the pattern of the provision of services to which the contract fulfillment costs relate. Demobilization costs are recognized when incurred at the end of the contract. Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $42.8 million as of September 30, 2024 and $36.6 million as of December 31, 2023. For the three- and nine-month periods ended September 30, 2024, we recorded $9.9 million and $41.1 million, respectively, related to amortization of these deferred contract costs. For the three- and nine-month periods ended September 30, 2023, we recorded $13.7 million and $32.8 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

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

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	Income	Shares	Income	Shares
Basic:
Net income	$29,514		$15,560
Less: Undistributed earnings allocated to participating securities	(29)		(27)
Net income available to common shareholders, basic	$29,485	151,914	$15,533	150,550

Diluted:
Net income available to common shareholders, basic	$29,485	151,914	$15,533	150,550
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,937	—	3,072
Undistributed earnings reallocated to participating securities	1	—	1	—
Net income available to common shareholders, diluted	$29,486	154,851	$15,534	153,622

Earnings per share, basic and diluted	$0.19		$0.10

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	Income	Shares	Income	Shares
Basic:
Net income	$35,516		$17,495
Less: Undistributed earnings allocated to participating securities	(36)		(30)
Net income available to common shareholders, basic	$35,480	152,171	$17,465	151,031

Earnings per share, basic	$0.23		$0.12

Diluted:
Net income available to common shareholders, basic	$35,480	152,171	$17,465	151,031
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,867	—	2,905
Undistributed earnings reallocated to participating securities	1	—	1	—
Net income available to common shareholders, diluted	$35,481	155,038	$17,466	153,936

Earnings per share, diluted	$0.23		$0.11

The following potentially dilutive shares related to the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
2023 Notes	—	2,652	—	2,996
2026 Notes	—	28,676	1,729	28,676

We have outstanding restricted stock units (“RSUs”) (Note 10) that can be settled in either cash or shares of our common stock or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). On May 15, 2024, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan, which, among other things, authorizes 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy. As of September 30, 2024, there were approximately 9.5 million shares of our common stock available for issuance under the 2005 Incentive Plan. During the nine-month period ended September 30, 2024, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2024 (1)	RSU	375,730	$10.28	33% per year over three years
January 1, 2024 (1)	PSU	351,410	$12.30	100% on December 31, 2026
January 1, 2024 (2)	Restricted stock	5,776	$10.28	100% on January 1, 2026
April 1, 2024 (2)	Restricted stock	2,595	$10.84	100% on January 1, 2026
July 1, 2024 (2)	Restricted stock	2,356	$11.94	100% on January 1, 2026
(1)	Reflects grants to our executive officers.
(2)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

Restricted stock awards are based solely on service conditions and are accounted for as equity awards. Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. Forfeitures are recognized as they occur. No restricted stock awards have been granted to our executive officers or other employees since 2020. For the three- and nine-month periods ended September 30, 2024, we recognized $0.1 million and $0.7 million, respectively, as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2023, we recognized $0.3 million and $1.0 million, respectively, as share-based compensation related to restricted stock.

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

For PSUs with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For the three- and nine-month periods ended September 30, 2024, $1.6 million and $4.4 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2023, $1.2 million and $3.5 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2024, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 452,381 PSUs granted in 2021 vested at 181%, representing 818,812 shares of our common stock with a total market value of $8.4 million.

Our currently outstanding RSUs may be settled in either cash or shares of our common stock upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards. Liability RSUs are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting. For the three- and nine-month periods ended September 30, 2024, $1.5 million and $5.2 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2023, $3.2 million and $5.5 million, respectively, were recognized as compensation cost.

In 2024 and 2023, we granted fixed-value cash awards of $6.1 million and $6.0 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2024, $1.4 million and $4.1 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2023, $1.1 million and $3.5 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan (the “401(k) Plan”) in the U.S. We also contribute to various other defined contribution plans globally. For the three- and nine-month periods ended September 30, 2024, we made contributions to our defined contribution plans totaling $1.3 million and $4.1 million, respectively. For the three- and nine-month periods ended September 30, 2023, we made contributions to our defined contribution plans totaling $1.0 million and $3.2 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2024, 1.0 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

We evaluate our performance based on operating income of each reportable segment. Certain financial data by reportable segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues —
Well Intervention	$182,667	$225,367	$623,805	$522,026
Robotics	84,526	75,646	216,084	194,918
Shallow Water Abandonment	71,595	87,272	149,289	212,959
Production Facilities	20,695	24,469	70,247	68,502
Intercompany eliminations	(17,064)	(17,084)	(55,998)	(43,834)
Total	$342,419	$395,670	$1,003,427	$954,571

Income (loss) from operations —
Well Intervention	$16,109	$16,120	$64,087	$11,357
Robotics	24,158	20,665	58,008	43,226
Shallow Water Abandonment	8,808	27,624	(3,901)	54,208
Production Facilities	8,288	8,886	15,842	21,817
Segment operating income	57,363	73,295	134,036	130,608
Change in fair value of contingent consideration	—	(16,499)	—	(31,319)
Corporate, eliminations and other	(12,723)	(20,568)	(37,479)	(51,159)
Total	$44,640	$36,228	$96,557	$48,130
Net interest expense	(5,689)	(4,152)	(17,057)	(12,567)
Losses related to convertible senior notes	—	—	(20,922)	—
Other non-operating expense, net	83	(8,179)	(515)	(8,437)
Income before income taxes	$39,034	$23,897	$58,063	$27,126

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Well Intervention	$8,054	$6,832	$26,224	$18,174
Robotics	8,972	10,252	29,548	25,634
Shallow Water Abandonment	38	—	226	26
Total	$17,064	$17,084	$55,998	$43,834

Segment assets are comprised of all assets attributable to each reportable segment. Corporate and other includes all assets not directly identifiable with our business segments, most notably the majority of our cash and cash equivalents. The following table reflects total assets by reportable segment (in thousands):

	September 30,	December 31,
	2024	2023
Well Intervention	$1,926,350	$1,790,971
Robotics	216,369	177,801
Shallow Water Abandonment	201,143	256,356
Production Facilities	107,874	120,234
Corporate and other	209,413	210,674
Total	$2,661,149	$2,556,036

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

	2024	2023
AROs at January 1,	$61,356	$51,956
Revisions in estimates	(4,010)	—
Accretion expense	4,224	3,586
AROs at September 30,	$61,570	$55,542

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

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Interest paid	$25,331	$17,027
Income taxes paid (1)	10,050	5,209
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.4 million at September 30, 2024 and $1.1 million at December 31, 2023.

Non-cash financing activities during the nine-month period ended September 30, 2024 included the non-cash settlement of the entire $14.0 million financing liabilities with certain customer receivables. We incurred these financing liabilities as a result of the purchase of P&A equipment in the third quarter 2023 (Note 3).

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

	2024	2023
Balance at January 1,	$3,407	$2,277
Additions (1)	475	1,020
Balance at September 30,	$3,882	$3,297
(1)	Additions reflect reserves for expected credit losses during the respective periods.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2026 Notes (fully redeemed March 2024)	$—	$—	$40,199	$64,117
MARAD Debt (matures February 2027)	23,831	23,819	32,580	32,348
2029 Notes (mature March 2029)	300,000	322,050	300,000	315,987
Total debt	$323,831	$345,869	$372,779	$412,452
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and natural gas price volatility and the cyclical nature of the oil and gas market;

●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, the oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, or the determination not to pursue or effect such initiatives;
●	the operating results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the performance of contracts by customers, suppliers and other counterparties;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our risk management activities and processes, including with respect to our cybersecurity initiatives and disclosures;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the impact of our stock price on our financing activities such as repurchases of our common stock under share repurchase programs;
●	the effectiveness of our sustainability initiatives and disclosures;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital resources, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2023 Form 10-K.

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

Industry Influences and Market Environment

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the willingness of offshore energy companies to spend on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors. Demand for decommissioning is affected by commodity prices as well as governmental regulations and political forces globally.

Oil prices continue to be volatile but have generally remained robust since 2020. Global demand for oil continues to experience growth albeit at slower rates, and we expect the current market conditions will maintain continued customer spending for the industry. However, factors that could threaten the current commodity price environment persist, including regional conflicts, unrest in the Middle East, decisions from members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”), the global economy and the demand for oil and gas in China in particular, various governmental and customer sustainability initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

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

We support the energy transition to renewable energy primarily in our Robotics segment through our services in offshore wind farm developments, primarily including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects. We expect growth in our renewables services as the energy market transitions to continued offshore renewable energy developments.

Backlog

Our backlog is represented by signed contracts. As of September 30, 2024, our consolidated backlog totaled approximately $1.6 billion, of which $261 million is expected to be performed over the remainder of 2024. Our various contracts with Shell and ExxonMobil globally, our contracts with Trident Energy and Petrobras in Brazil, and our contracts with Talos in the Gulf of Mexico represented approximately 86% of our total backlog as of September 30, 2024. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

Outlook

For the remainder of 2024 going into 2025, we expect to continue our strong performance driven by increasing demand for our decommissioning services internationally and continued growth in the offshore renewables trenching market. We expect the demand for shallow water decommissioning services in the Gulf of Mexico to remain soft in the near term but should grow over the mid- to long-term.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$29,514	$15,560	$35,516	$17,495
Adjustments:
Income tax provision	9,520	8,337	22,547	9,631
Net interest expense	5,689	4,152	17,057	12,567
Other expense, net	49	8,257	2,647	10,553
Depreciation and amortization	42,904	43,249	132,728	120,013
EBITDA	87,676	79,555	210,495	170,259
Adjustments:
(Gain) loss on disposition of assets, net	(100)	—	50	(367)
Acquisition and integration costs	—	—	—	540
Change in fair value of contingent consideration	—	16,499	—	31,319
General provision for current expected credit losses	45	331	39	1,020
Losses related to convertible senior notes	—	—	20,922	—
Adjusted EBITDA	$87,621	$96,385	$231,506	$202,771

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities	$108,051	$57,720
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(10,317)	(15,800)
Free Cash Flow	$97,734	$41,920

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Long-term debt including current maturities	$314,673	$361,722
Less: Cash and cash equivalents	(324,120)	(332,191)
Net Debt	$(9,447)	$29,531

Comparison of Three Months Ended September 30, 2024 and 2023

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

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2024	2023	Amount	Percent
Net revenues —
Well Intervention	$182,667	$225,367	$(42,700)	(19)%
Robotics	84,526	75,646	8,880	12%
Shallow Water Abandonment	71,595	87,272	(15,677)	(18)%
Production Facilities	20,695	24,469	(3,774)	(15)%
Intercompany eliminations	(17,064)	(17,084)	20
	$342,419	$395,670	$(53,251)	(13)%

Gross profit (loss) —
Well Intervention	$20,110	$19,704	$406	2%
Robotics	26,683	22,707	3,976	18%
Shallow Water Abandonment	10,810	29,235	(18,425)	(63)%
Production Facilities	8,531	9,385	(854)	(9)%
Corporate, eliminations and other	(469)	(486)	17
	$65,665	$80,545	$(14,880)	(18)%

Gross margin —
Well Intervention	11%	9%
Robotics	32%	30%
Shallow Water Abandonment	15%	33%
Production Facilities	41%	38%
Total company	19%	20%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 97%	7 / 92%
Robotics assets (3)	47 / 77%	46 / 67%
Chartered Robotics vessels	6 / 96%	6 / 97%
Shallow Water Abandonment vessels (4)	20 / 76%	20 / 89%
Shallow Water Abandonment systems (5)	26 / 25%	26 / 74%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.

(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the three-month periods ended September 30, 2024 and 2023 each included 92 spot vessel days at near full utilization.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	September 30,		Increase/
	2024	2023	(Decrease)
Well Intervention	$8,054	$6,832	$1,222
Robotics	8,972	10,252	(1,280)
Shallow Water Abandonment	38	—	38
	$17,064	$17,084	$(20)

Net Revenues. Our consolidated net revenues for the three-month period ended September 30, 2024 decreased by 13% as compared to the same period in 2023, reflecting lower revenues in our Well Intervention, Shallow Water Abandonment and Production Facilities business segments, offset in part by higher revenues in our Robotics segment.

Our Well Intervention revenues decreased by 19% for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting a higher number of transit and mobilization days, during which period revenues and costs were deferred and not recognized. The Q4000 incurred approximately 67 days of paid mobilization and transit to West Africa and the Q7000 incurred approximately 38 days of paid mobilization and transit between contracts offshore Australia during the third quarter 2024, whereas both vessels had no transit and mobilization days during the third quarter 2023.

Our Robotics revenues increased by 12% for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher vessel, trenching and ROV activities during the third quarter 2024. Chartered vessel activity increased to 532 days during the third quarter 2024 as compared to 506 days during the third quarter 2023. Integrated vessel trenching decreased to 249 days during the third quarter 2024 as compared to 276 days during the third quarter 2023, and the third quarter 2024 included 92 days utilization on the i-Plough trencher on a third-party vessel and 92 days utilization on the IROV boulder grab whereas the i-Plough and IROV were idle during the third quarter 2023. Overall ROV and trencher utilization increased to 77% in the third quarter 2024 from 67% during the third quarter 2023.

Our Shallow Water Abandonment revenues decreased by 18% for the three-month period ended September 30, 2024 as compared to the same period in 2023. The decrease in revenues was due to lower activity levels and an overall softer Gulf of Mexico shelf market in 2024 coupled with the impact of two hurricanes affecting our operations in September 2024, resulting in lower vessel and system utilization during the third quarter 2024 as compared to the third quarter 2023, offset in part by higher pass-through revenues on the P&A systems. Overall vessel utilization was 76% during the third quarter 2024 as compared to 89% during the third quarter 2023. P&A systems and CT systems utilization declined to 607 days of utilization, or 25%, during the third quarter 2024 as compared to 1,531 days of utilization, or 74%, during the third quarter 2023.

Our Production Facilities revenues decreased by 15% for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting lower oil and gas production and prices during the third quarter 2024. Oil and gas production declined during the third quarter 2024 due to an ongoing unplanned shut-in of the Thunder Hawk wells.

Gross Profit (Loss). Our consolidated gross profit decreased by $14.9 million for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting a reduction in profit from our Shallow Water Abandonment business segment, offset in part by an increase in profit from our Robotics segment.

Our Well Intervention segment gross profit remained relatively flat despite lower revenues for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting lower revenues, offset by lower costs due in part to the deferral of transit and mobilization costs during the third quarter 2024.

Our Robotics gross profit increased by $4.0 million for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues during the third quarter 2024.

Our Shallow Water Abandonment gross profit decreased by $18.4 million for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting lower revenues, in addition to higher costs due to an increase in lower margin pass-through activities during the third quarter 2024.

Our Production Facilities gross profit decreased by $0.9 million for the three-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting lower revenues, offset in part by lower production costs.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration in the third quarter 2023 reflects an improvement in Helix Alliance’s results during the quarter. We entered into an agreement and set the final earn-out during the fourth quarter 2023, which was paid on April 3, 2024.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $21.1 million for the three-month period ended September 30, 2024 as compared to $27.8 million for the same period in 2023, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $5.7 million for the three-month period ended September 30, 2024 as compared to $4.2 million for the same period in 2023, primarily reflecting higher debt levels and rates on our 2029 Notes in 2024 as compared to our 2026 Notes in 2023, offset in part by higher interest income on our invested cash reserves (Note 5).

Other Expense, Net. Net other expense was minimal for the three-month period ended September 30, 2024 as compared to $8.3 million for the same period in 2023. Net other expense during the third quarter 2024 primarily reflects a $2.4 million increase in the value of incentive credits granted to the seller of P&A equipment acquired in 2023 (Note 3), offset by foreign currency gains due to the strengthening of the British pound. Net other expense during the third quarter 2023 primarily reflects foreign currency losses related to U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision. Income tax provision was $9.5 million for the three-month period ended September 30, 2024 as compared to $8.3 million for the same period in 2023. The effective tax rates for the three-month periods ended September 30, 2024 and 2023 were 24.4% and 34.9%, respectively. The increase in income tax expense was primarily attributable to higher net income (Note 6).

Comparison of Nine Months Ended September 30, 2024 and 2023

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

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2024	2023	Amount	Percent
Net revenues —
Well Intervention	$623,805	$522,026	$101,779	19%
Robotics	216,084	194,918	21,166	11%
Shallow Water Abandonment	149,289	212,959	(63,670)	(30)%
Production Facilities	70,247	68,502	1,745	3%
Intercompany eliminations	(55,998)	(43,834)	(12,164)
	$1,003,427	$954,571	$48,856	5%

Gross profit (loss) —
Well Intervention	$76,869	$22,316	$54,553	244%
Robotics	65,754	49,238	16,516	34%
Shallow Water Abandonment	2,701	57,725	(55,024)	(95)%
Production Facilities	17,116	23,822	(6,706)	(28)%
Corporate, eliminations and other	(1,735)	(2,023)	288
	$160,705	$151,078	$9,627	6%

Gross margin —
Well Intervention	12%	4%
Robotics	30%	25%
Shallow Water Abandonment	2%	27%
Production Facilities	24%	35%
Total company	16%	16%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 94%	7 / 85%
Robotics assets (3)	47 / 70%	46 / 60%
Chartered Robotics vessels	6 / 90%	6 / 95%
Shallow Water Abandonment vessels (4)	20 / 59%	20 / 75%
Shallow Water Abandonment systems (5)	26 / 26%	26 / 74%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels during the nine-month periods ended September 30, 2024 and 2023 included 274 and 218 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2024	2023	(Decrease)
Well Intervention	$26,224	$18,174	$8,050
Robotics	29,548	25,634	3,914
Shallow Water Abandonment	226	26	200
	$55,998	$43,834	$12,164

Net Revenues. Our consolidated net revenues for the nine-month period ended September 30, 2024 increased by 5% as compared to the same period in 2023, reflecting higher revenues in our Well Intervention, Robotics and Production Facilities business segments, offset in part by lower revenues in our Shallow Water Abandonment segment.

Our Well Intervention revenues increased by 19% for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues across our well intervention fleet except for the Well Enhancer. Utilization increased on the Q4000 and the Q5000 during the nine-month period ended September 30, 2024 as both vessels underwent their regulatory dry docks in 2023. The Q7000 had higher utilization during the nine-month period ended September 30, 2024 as compared to 2023. The Seawell‘s contract in the western Mediterranean, which completed in June 2024, has provided higher rates and utilization during the nine-month period ended September 30, 2024 as compared to the nine-month period ended September 30, 2023. The Well Enhancer in the North Sea had lower utilization as compared to the prior year period as the vessel underwent a scheduled dry dock during the first quarter 2024.

Our Robotics revenues increased by 11% for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher chartered vessel days and trenching and ROV activities. Chartered vessel activity increased to 1,393 days during the nine-month period ended September 30, 2024 as compared to 1,236 days during the nine-month period ended September 30, 2023, although chartered vessel days in the first quarter 2024 included approximately 64 days of standby utilization at reduced rates. Overall ROV and trencher utilization increased to 70% in the nine-month period ended September 30, 2024 from 60% during the nine-month period ended September 30, 2023 and included 566 days of integrated vessel trenching in 2024 as compared to 536 days in 2023.

Our Shallow Water Abandonment revenues decreased by 30% for the nine-month period ended September 30, 2024 as compared to the same period in 2023. The decrease in revenues was due to lower activity levels and an overall softer Gulf of Mexico shelf market in 2024, resulting in lower vessel and system utilization during the nine-month period ended September 30, 2024 as compared to the nine-month period ended September 30, 2023. Overall vessel utilization was 59% during the nine-month period ended September 30, 2024 as compared to 75% during the same period in 2023. P&A systems and CT systems achieved 1,865 days of utilization, or 26%, during the nine-month period ended September 30, 2024 as compared to 4,362 days of utilization, or 74%, during the nine-month period ended September 30, 2023.

Our Production Facilities revenues increased by 3% for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher oil and gas production and lower number of shut-in days.

Gross Profit (Loss). Our consolidated gross profit increased by $9.6 million for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting increased profits from our Well Intervention and Robotics business segments, offset in part by losses from our Shallow Water Abandonment and Production Facilities segments.

Our Well Intervention segment gross profit increased by $54.6 million for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher segment revenues and increased activity levels.

Our Robotics gross profit increased by $16.5 million for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting higher revenues and higher profit margin projects during the nine-month period ended September 30, 2024.

Our Shallow Water Abandonment gross profit decreased by $55.0 million for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting lower segment revenues.

Our Production Facilities gross profit decreased by $6.7 million for the nine-month period ended September 30, 2024 as compared to the same period in 2023, primarily reflecting well workover costs of approximately $8.6 million related to the Thunder Hawk wells during the first quarter 2024, offset in part by higher segment revenues.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration in the nine-month period ended September 30, 2023 reflects an improvement in Helix Alliance’s results during the first half 2023. We entered into an agreement and set the final earn-out during the fourth quarter 2023, which was paid on April 3, 2024.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $64.1 million for the nine-month period ended September 30, 2024 as compared to $71.5 million for the same period in 2023, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $17.1 million for the nine-month period ended September 30, 2024 as compared to $12.6 million for the same period in 2023, primarily reflecting higher debt levels and rates on our 2029 Notes in 2024 as compared to our 2026 Notes in 2023, offset in part by higher interest income on our invested cash reserves (Note 5).

Losses Related to Convertible Senior Notes. The $20.9 million loss for the nine-month period ended September 30, 2024 was associated with the retirement of our 2026 Notes (Note 5).

Other Expense, Net. Net other expense was $2.6 million for the nine-month period ended September 30, 2024 as compared to $10.6 million for the same period in 2023. Net other expense during the nine-month period ended September 30, 2024 primarily reflects a $2.4 million increase in the value of incentive credits granted to the seller of P&A equipment acquired in 2023 (Note 3). Net other expense during the nine-month period ended September 30, 2023 primarily reflects foreign currency losses related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related U.S. dollar denominated intercompany debt in our U.K. entities.

Income Tax Provision. Income tax provision was $22.5 million for the nine-month period ended September 30, 2024 as compared to $9.6 million for the same period in 2023. The effective tax rates for the nine-month periods ended September 30, 2024 and 2023 were 38.8% and 35.5%, respectively. The increase in effective tax rates was primarily attributable to the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event and reported in the first quarter 2024 (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30,	December 31,
	2024	2023
Net working capital	$390,718	$249,223
Long-term debt (excluding current maturities)	305,487	313,430
Liquidity	398,833	431,471

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

Long-Term Debt

Long-term debt in the table above includes our MARAD Debt, the 2026 Notes and the 2029 Notes and excludes current maturities of $9.2 million at September 30, 2024 and $48.3 million at December 31, 2023, and is net of unamortized debt discount and debt issuance costs. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility. Our liquidity at September 30, 2024 included $324.1 million of cash and cash equivalents and $74.7 million of available borrowing capacity under the Amended ABL Facility (Note 5). Our liquidity at December 31, 2023 included $332.2 million of cash and cash equivalents and $99.3 million of available borrowing capacity under the Amended ABL Facility. The reduction in availability on the Amended ABL Facility was attributable to higher letter of credit usage due to the Nigeria project on the Q4000.

In the current market environment, we expect strong ongoing operating performance and cash flows. We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and expected capital spending, service our debt and other obligations, and execute our share repurchase program over at least the next 12 months. We currently do not anticipate borrowing under the Amended ABL Facility other than for the issuance of letters of credit. We expect lower levels of availability on the Amended ABL Facility while the Q4000 performs work in Nigeria due to fewer eligible receivables and higher letter of credit usage.

A period of weak industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the Amended ABL Facility.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$108,051	$57,720
Investing activities	(10,317)	(15,800)
Financing activities	(105,574)	(51,375)

Operating Activities

The increase in our operating cash flows for the nine-month period ended September 30, 2024 as compared to the same period in 2023 primarily reflects higher operating income, lower regulatory recertification costs for our vessels and systems and lower working capital outflows. Operating cash outflows during the nine-month period ended September 30, 2024 included $58.3 million of the $85.0 million earn-out payment on April 3, 2024, representing the amount in the excess of the $26.7 million initial fair value of earn-out consideration at the Alliance acquisition date. Regulatory recertification spend on our vessels and systems were $29.2 million and $59.2 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the nine-month periods ended September 30, 2024 decreased as compared to the same period in 2023 primarily due to lower capital expenditures.

Financing Activities

Net cash outflows from financing activities for the nine-month period ended September 30, 2024 primarily reflect the final retirement of our 2026 Notes and the earn-out payment. Cash outflows in 2024 included $60.7 million related to the 2026 Notes, $26.7 million of the $85.0 million earn-out payment, $10.2 million in repurchases of our common stock under the 2023 Repurchase Program and the principal repayment of $8.7 million related to the MARAD Debt, offset in part by $4.4 million of cash inflows from the proportionate settlement of the 2026 Capped Calls.

Net cash outflows from financing activities for the nine-month period ended September 30, 2023 primarily reflect $12.0 million in repurchases of our common stock under the 2023 Repurchase Program, the principal repayment of $8.3 million related to the MARAD Debt and $30.4 million related to the 2023 Notes (Note 5).

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of September 30, 2024 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of September 30, 2024.

	Total	Short-Term	Long-Term
MARAD debt	$23,831	$9,186	$14,645
2029 Notes	300,000	—	300,000
Interest related to debt	132,472	31,195	101,277
Property and equipment	18,815	18,815	—
Operating leases (1)	869,807	145,774	724,033
Total cash obligations	$1,344,925	$204,970	$1,139,955
(1)	Operating leases include vessel charters and facility and equipment leases. At September 30, 2024, our commitment related to long-term vessel charters totaled approximately $844.4 million, of which $424.1 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2024.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of September 30, 2024, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2024, we recorded foreign currency translation gains of $35.3 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and nine-month periods ended September 30, 2024, we recorded net foreign currency gains (losses) of $2.4 million and $(0.2) million, respectively, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended September 30, 2024 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (3)
Period	purchased (1)	per share	or programs (2)	(in thousands)
July 1 to July 31, 2024	—	$—	—	$177,823
August 1 to August 31, 2024	—	—	—	177,823
September 1 to September 30, 2024	—	—	—	177,823
	—	$—	—
(1)	Includes shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program and shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	Represents shares repurchased under the 2023 Repurchase Program.
(3)	See Note 7 to this Quarterly Report on Form 10-Q and Note 10 to our 2023 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended September 30, 2024, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1

Amendment No. 4, dated as of August 2, 2024, to Loan, Security and Guaranty Agreement dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Alliance Offshore, L.L.C., Triton Diving Services, LLC, Alliance Energy Services, LLC, Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders, as previously amended.

Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2024 (001-32936)
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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: October 24, 2024	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2024	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)