Form 10-K
period 2024-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2025-02-27
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $1.7 billion based on the closing price of the registrant’s common stock as quoted on the New York Stock Exchange on June 30, 2024.

The number of shares of the registrant’s common stock outstanding as of February 19, 2025 was 150,936,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2025 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, working capital, debt and liquidity, cash flows, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate mergers, acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions (“GHG Emissions”);
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital management, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and natural gas price volatility and the cyclical nature of the oil and gas market;

●	the potential impact of geopolitical and domestic policy changes that may negatively affect oil and gas production and/or pricing or adversely impact offshore renewable energy projects, regulations surrounding safe offshore well intervention, regulations of decommissioning offshore oil and gas wells, and global trade, economic growth and stability;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, the oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, or the determination not to pursue or effect such initiatives;
●	the operating results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the performance of contracts by customers, suppliers and other counterparties;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our risk management activities and processes, including with respect to our cybersecurity initiatives and disclosures;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the impact of our stock price on our financing activities such as repurchases of our common stock under share repurchase programs;
●	the effectiveness of our sustainability initiatives and disclosures;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital management, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors of this Annual Report.

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

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE in May 2024 as required under its Listed Company Manual. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 14 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.

OUR OPERATIONS

We provide a range of services to the oil and gas and renewable energy markets primarily in the U.S. Gulf Coast (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

Services we currently offer to the offshore oil and gas market worldwide include:

●	Production. Well intervention; intervention engineering; production enhancement; coiled tubing (“CT”) operations; inspection, repair and maintenance (“IRM”) of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
●	Decommissioning. Reclamation and remediation services; well plug and abandonment (“P&A”) services; pipeline, cable and umbilical abandonment services; and site inspections.
●	Development. Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.
●	Production Facilities. Provision of the Helix Producer I (the “HP I”) as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the U.S. Gulf Coast.
●	Fast Response System. Provision of the Helix Fast Response System (the “HFRS”) as a response resource in the U.S. Gulf Coast that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.

Services we currently offer to the offshore renewable energy market worldwide include:

●	Trenching. Cable burial via jetting and/or cutting by self-propelled trenching remotely operated vehicles (“ROVs”); trenching using our I-plough trencher.
●	Site Clearance. Site preparation for construction of offshore wind farms, including boulder relocation and underwater unexploded ordnance identification and disposal.
●	Subsea Support. General subsea support of engineering, procurement, construction and installation contractors with ROV services standalone or with support vessels.

Well Intervention

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our Well Intervention segment provides services primarily in the U.S. Gulf Coast, Brazil, North Sea, Asia Pacific and West Africa regions.

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

Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes 12 intervention systems consisting of eight intervention riser systems (“IRSs”), three subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis.

The Q4000, a riser-based semi-submersible well intervention vessel, has served customers in the spot market in the U.S. Gulf Coast since 2002. Notably the Q4000 served as a key emergency response vessel in the Macondo well control and containment efforts in 2010. The vessel is currently performing integrated well intervention operations offshore Nigeria. The Q5000 riser-based semi-submersible well intervention vessel commenced operations in the U.S. Gulf Coast in 2015 and is under a two-year contract with Shell through 2026.

In Brazil, we provide well intervention services with the Siem Helix 1 and Siem Helix 2 vessels under long-term charter from Sea1 Offshore (formerly Siem Offshore). The Siem Helix 1 commenced operations in April 2017 and is currently working on a long-term P&A project for Trident Energy do Brasil Ltda. (“Trident Energy”) through November 2025. The Siem Helix 2 commenced operations in December 2017 and is under contract with Petrobras through at least December 2027.

In the North Sea, the Well Enhancer has performed well intervention, abandonment and CT services since it joined our fleet in 2009. The Seawell has provided well intervention and abandonment services since 1987. The vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years.

The Q7000 semi-submersible well intervention vessel commenced operations in January 2020 performing various integrated well intervention operations offshore Nigeria and is currently in the mobilization phase for well intervention work offshore Brazil.

Our Subsea Services Alliance with SLB leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our alliance, we and SLB jointly developed a 15K IRS and the ROAM.

Robotics

Our Robotics segment provides trenching, seabed clearance, offshore construction and IRM services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of renewable energy and supporting the responsible transition away from a carbon-based economy. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes 39 work-class ROVs, six trenchers, two IROV boulder grabs, and robotics support vessels chartered on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. We offer our ROVs, trenchers and IROV boulder grabs on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

We have been actively engaged in robotics for over three decades. We operate robotics assets to support offshore energy projects for the renewable energy market and to complement offshore construction, maintenance and well intervention services for the oil and gas market. We often integrate our services with chartered vessels. Our robotics business operates globally, with primary operations in the North Sea, U.S Gulf Coast, U.S. East Coast, Asia Pacific, Brazil and West Africa regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the use and scope of robotics services has expanded. Our chartered vessels enable us to offer an integrated package to our customers including marine access, ROV services, project management and engineering services. Our robotics assets and experience allow us to meet the technological challenges of our customers’ subsea activities worldwide.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. Historically, this work was performed by barges and other similar vessels, but these types of services are increasingly being contracted to vessels more suitable for harsh offshore weather conditions where offshore wind farm activity is currently concentrated. We provide cable burial services related to subsea power cable installations as well as seabed clearance and site preparation services around the world using our chartered vessels, trenchers and ROVs. In 2024, revenues derived from offshore renewable energy contracts accounted for 51% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Shallow Water Abandonment

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the U.S. Gulf Coast shelf, including offshore oilfield decommissioning and reclamation, dry tree well P&A services, subsea infrastructure flushing and abandonments (or removals), platform decommissioning and structure removals, subsea site clearance, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. In addition to its end-of-life decommissioning services, our Shallow Water Abandonment segment offers services to support the full life cycle of offshore upstream and midstream industries, including oil and gas production through well intervention, CT and pumping, installations and construction, and IRM. Our Shallow Water Abandonment segment includes Helix Alliance that was acquired in July 2022, a vertically integrated company which offers a diversified fleet of marine assets including nine liftboats, six offshore supply vessels (“OSVs”), three dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, 20 P&A systems and six CT systems.

Production Facilities

Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the U.S. Gulf Coast.

We own and operate the HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day. The HP I has been under contract to the Phoenix field operator since February 2013 and is currently under an agreement through at least June 1, 2026.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines our capabilities with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through March 31, 2026 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment also includes acquired mature deepwater offshore wells and related subsea infrastructure.

GEOGRAPHIC AREAS

We primarily operate in the U.S Gulf Coast (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations and our U.S. Gulf Coast shelf operations are usually subject to seasonal changes in demand, which generally peaks in the summer months and declines in the winter months. See Note 14 for revenues as well as property and equipment by geographic location.

CUSTOMERS

Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2024 — Shell (12%) and Talos (12%); 2023 — Apache (11%) and Shell (10%); and 2022 — Shell (15%). We provided services to over 90 customers in 2024.

COMPETITORS

The oilfield services and renewables services markets are highly competitive. Price and the ability to access specialized vessels, systems and other equipment, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention include AKOFS Offshore, Baker Hughes, C-Innovation, Expro, Oceaneering, TechnipFMC, Trendsetter, Well-Safe Solutions and international drilling contractors. Our principal competitors in the robotics business include Atlantic Marine, Briggs Marine, C-Innovation, DeepOcean, DOF Subsea, Fugro, James Fisher, Oceaneering and UTROV. Our principal competitors in shallow water abandonment include Aries Marine, C-Dive, Cardinal Services, Chet Morrison, Crescent Energy Services, Laredo Offshore Services, Manson Gulf, Offshore Liftboats, Offshore Marine Contractors, Seacor, Shore Offshore, Supreme Energy, Turnkey Offshore Project Services and White Fleet. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

SUSTAINABILITY

Our vision as a preeminent offshore Energy Transition company is supported by our sustainability priorities of People, Governance, Health and Safety, Value Creation, Environmental Impact, and Ethics. Sustainability initiatives and disclosures are embedded in these business values and priorities with a top-down approach led by management and our Board of Directors (our “Board”). Each Committee of our Board oversees elements designed to support our sustainability priorities. Specifically, our Board’s Corporate Governance and Nominating Committee (the “Governance Committee”) oversees, assesses and reviews the disclosure and reporting of any sustainability matters, including with respect to climate change, regarding the Company’s business and industry, and that committee’s charter formally incorporates oversight of sustainability matters as a stated responsibility. Sustainability is reviewed on an ongoing basis in conjunction with environmental, health and safety, and social matters at each Governance Committee meeting. Our Board’s Audit Committee (the “Audit Committee”) oversees Helix’s enterprise risk management processes, including business continuity, and cybersecurity risk and prevention management. Lastly, our Board’s Compensation Committee (the “Compensation Committee”) oversees executive management performance and compensation, including sustainability key performance indicators and human capital management.

While the Board and its Committees oversee strategic sustainability initiatives, our Climate Change Action Committee, comprised of key leaders from Quality, Health, Safety, Environmental (“QHSE”), finance, legal, our business units and management, evaluates Helix’s impact on climate change, implements our go-forward strategies and assists in providing comprehensive disclosures. Our expectations and goals align with the underlying belief that fossil fuels will not be eliminated from consumption, but rather there will be a gradual global transition from relying primarily on fossil fuels to a more balanced approach that includes renewable energy, such as wind farms and other alternative fuels.

We emphasize continual improvement by establishing goals to improve our safety record and increase transparency for our stakeholders. We understand that establishing these targets provides value to us as a company and is valued by our stakeholders, and we are committed to providing transparency. In tandem with such disclosures and targets, we have continued to support renewable energy developments. Our services facilitate both the responsible transition from a carbon-based economy and extending the value and therefore the life cycle of underutilized wells, which in turn mitigates the need to drill new wells. These efforts are published in greater detail in our most recent Corporate Sustainability Report, a copy of which is available on the Investor Relations section of our website at www.helixesg.com.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2024, we had 2,313 employees. Of our total employees, we had 446 employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees, suppliers and vendors to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy. These tenets are further described in our Human Rights Policy and our Supplier and Vendor Expectations, both of which are available on our website at www.helixesg.com/about-helix/our-company/ethics-and-compliance.

Employee Health and Safety

Our corporate vision of a zero-incident workplace is based on the belief that all incidents are preventable and that we manage our working conditions to eliminate unsafe behavior. We have established a corporate culture in which QHSE takes priority over our other business objectives. Everyone at Helix has the authority and the duty to “STOP WORK” they believe is unsafe. Helix management actively encourages critical safety behaviors to avoid injuries to people, environmental disturbances and damage to assets through Hazard Hunts, Behavioral Best Safety Standards, and employee consultations, among other initiatives. Our Health, Safety and Security Statement and Environmental and Energy Statement of Policy are available on our website, located at www.helixesg.com/about-helix/our-company/safety. We empower our employees to feel safe and confident that their safety and the safety of those around them are our primary concern. Our QHSE management systems and training programs were developed based on common industry work practices, and by employees with on-site experience who understand the risk and physical challenges of the offshore work environment. Certain management systems of our business units have been independently assessed and registered compliant with ISO 9000 (Quality Management Systems), ISO 14001 (Environmental Management Systems), and ISO 45001 (Occupational Health and Safety Management Systems).

We undertake to regularly and properly train our staff to be as prepared as possible to perform our operations safely. Our staff receives updated and relevant training required for their jobs, and Helix leadership actively engages staff so that behaviors reflect the training and a critical safety approach. Each vessel and shore-based employee is assigned a Qualifications and Training Matrix that specifies qualifications and training required of the employee. Training is tracked and evaluated for quality assurance. Ongoing and thoughtful employee participation is a vital element in the success of our QHSE processes. While we believe in the strength and effectiveness of our QHSE programs, we continuously review how we can improve our control of QHSE risks through the behavior and feedback of our employees.

Attraction and Retention of Talent

We are committed to attracting and retaining high-performing employees through our diverse talent base and evaluating and promoting throughout our organization based on skills and performance. We seek the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information, socioeconomic background or any other basis that would be in violation of any applicable federal, state, local or international law. We are committed to diversity and inclusion throughout our workforce, and believe that employing people with different backgrounds, experiences and perspectives makes Helix a stronger company. In 2024, our worldwide workforce represented 40 different nationalities. We track tenure and voluntary employee turnover. We then use this data to inform our human capital management strategy. As of December 31, 2024, our global voluntary annual turnover rate was 14%. Further, our Board defines diversity expansively and has determined that it is desirable to have diverse viewpoints, professional experiences, backgrounds and skills on our Board, with the principal qualification of a director being the ability to act effectively on behalf of Company shareholders. Our Board has remained diverse following a long-standing refreshment process. Relevant information regarding our talent attraction and retention can be found in our most recent Corporate Sustainability Report, a copy of which is available on the Investor Relations section of our website at www.helixesg.com.

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

GOVERNMENT REGULATION

Overview

We provide services primarily in the U.S. Gulf Coast (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions, and as such we are subject to numerous laws and regulations, including international treaties, flag state requirements, environmental laws and regulations, requirements for obtaining operating and navigation licenses, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our vessels and other assets operate or are registered, all of which can significantly affect the ownership and operation of our vessels and other assets. We operate mature offshore oil and gas wells, some of which are producing and which ultimately we plan to decommission. Being an owner and operator of wells subjects us to additional regulatory oversight from the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”).

International Conventions

Our vessels are subject to applicable international maritime convention requirements, which include, but are not limited to, the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention on Civil Liability for Oil Pollution Damage of 1969, the International Convention on Civil Liability for Bunker Oil Pollution Damage of 2001 (ratified in 2008), the International Convention for the Safety of Life at Sea of 1974 (“SOLAS”), the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), the Code for the Construction and Equipment of Mobile Offshore Drilling Units (the “MODU Code”), and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”). These regimes are applicable in most countries where we operate; however, the vessel’s flag state and the country where we operate may impose additional requirements, including as described below. In addition, these conventions impose liability for certain environmental discharges, including strict liability in some cases.

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

International Overview

We provide services globally and accordingly can be subject to local laws and regulations wherever we operate. Those laws and regulations generally govern environmental, labor, health and safety and other matters. The regulatory regimes of the U.K. and Brazil are of particular importance given the locations of our current operations. The U.K. Continental Shelf in the North Sea is regulated by the North Sea Transition Authority (the “NSTA”) in accordance with the Petroleum Act 1998. The NSTA controls the Petroleum Operations Notices with which we comply for various well intervention and subsea construction projects, as required. The NSTA also regulates the environmental requirements for our operations in the North Sea. We are subject to the Oil Pollution Prevention and Control Regulations 2005. In the North Sea, international regulations govern working hours and the working environment, as well as standards for diving procedures, equipment and diver health.

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

Operating Certification

Each of our vessels is subject to regulatory requirements of the country in which the vessel is registered, also known as the flag state. In addition, the country in which a vessel is operating may have its own requirements with respect to safety and environmental protections. These requirements must be satisfied in order for the vessel to operate. Flag state requirements are largely established by international treaties such as MARPOL, SOLAS, the ISM Code and the MODU Code, and in some instances, specific requirements of the flag state. These include engineering, safety, safe manning and other requirements related to the maritime industry. Each of our vessels is subject to a “class” status with a classification society, with respect to whether the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable flag state rules and international conventions. Our vessels generally undergo a class survey once every five years. In the U.S., the Coast Guard sets safety standards and is authorized to investigate marine incidents, recommend safety standards, and inspect vessels at will. We are also bound by manning requirements implemented by the Coast Guard for operations on the U.S. Outer Continental Shelf (“OCS”).

Local Content Requirements and Cabotage Rules

We are subject to local content requirements with respect to vessels, equipment and crews utilized in certain of our operations. Governments in some countries, notably in Australia, Brazil and in the West Africa region, establish and enforce such requirements along with other aspects of the energy industries in their respective countries.

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

BOEM and BSEE

Our business is affected by laws and regulations as well as changing tax laws and policies relating to the offshore energy industry in general. The operation of oil and gas properties located on the OCS is regulated primarily by BOEM and BSEE. Among other requirements, BOEM may require lessees of OCS properties to post bonds or provide other adequate financial assurance in connection with the P&A of wells located offshore and the removal of production facilities. Following the Deepwater Horizon incident in April 2010, BSEE implemented enhanced standards for companies engaged in the development of offshore oil and gas wells. As an owner and operator of wells located on the OCS, we maintain a BSEE-approved Oil Spill Response Plan. BSEE also oversees requirements relating to well control equipment utilized during intervention and decommissioning operations. As a provider of well control equipment, we are subject to these regulations for operation, maintenance and surface and subsea testing of our equipment during intervention and decommissioning operations.

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

MARPOL

The U.S. is one of approximately 175 member countries party to the International Maritime Organization (“IMO”), an agency of the United Nations responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. The IMO negotiated MARPOL, which imposes on the shipping industry environmental standards relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage, and air emissions.

OPA

The Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements on offshore facility owners or operators in the U.S., and the lessee or permittee of the U.S. area in which an offshore facility is located, as well as owners and operators of vessels. Any of these entities or persons can be “responsible parties” which are strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills. Failure to comply with OPA may result in the assessment of civil, administrative and criminal penalties. In addition, OPA requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from those vessels. A number of foreign jurisdictions also require us to present satisfactory evidence of financial responsibility. We address these requirements through appropriate insurance coverage.

Water Pollution

For operations in the U.S., the Clean Water Act imposes controls on the discharge of pollutants into the navigable waters of the U.S. and imposes potential liability for the costs of remediating releases of petroleum and other substances. Permits may be obtained to discharge certain types of pollutants into state and federal waters. The EPA issues Vessel General Permits (“VGPs”) covering discharges incidental to normal vessel operations, including ballast water, and implements various training, inspection, monitoring, recordkeeping and reporting requirements, as well as corrective actions upon identification of each deficiency. Additionally, certain state regulations and VGPs prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for, and production of, oil and natural gas into certain coastal and offshore waters. Many states have laws analogous to the Clean Water Act and also require remediation of releases of hazardous substances in state waters. Internationally, the BWM Convention covers mandatory ballast water exchange requirements.

Air Pollution and Emissions

A variety of regulatory developments, proposals and requirements and legislative initiatives focused on restricting the emissions of carbon dioxide, methane and other greenhouse gases apply to the jurisdictions in which we operate. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The IMO designates the waters off North America as an Emission Control Area, mandating that vessels operating in the U.S. use fuel with a sulfur content no greater than 0.1%. Directives designed to reduce the emission of nitrogen oxides and sulfur oxides have been issued, and can impact both the fuel and engines that may be used onboard vessels.

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

Current Compliance and Potential Impact

We believe we are in compliance in all material respects with applicable environmental laws and regulations. We maintain a robust operational compliance program, and we maintain and update our programs to meet or exceed applicable regulatory requirements. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in environmental laws and regulations, changes in the ways such laws and regulations are interpreted or enforced, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and accordingly there can be no assurance that we will not incur significant environmental compliance costs or liabilities in the future.

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

As discussed below, we maintain insurance policies to cover some of our risk of loss associated with our business. We maintain the amount of insurance we believe is prudent based on our estimated loss potential. However, not all of our business activities can be insured at the levels we desire because of either limited market availability or unfavorable economics.

Our current insurance programs generally cover a 12-month period beginning July 1 each year.

We maintain Hull and Increased Value insurance, which provides coverage for physical damage up to an agreed amount for each vessel. We also carry Protection and Indemnity insurance, which covers liabilities arising from the operation of vessels, and General Liability insurance, which covers liabilities arising from general operations. Onshore employees are covered by Workers’ Compensation, and offshore employees and marine crews are covered by a Maritime Employers Liability (“MEL”) insurance policy, which covers Jones Act exposures. We maintain Operator Extra Expense coverage that provides certain coverage per each loss occurrence for a well control issue on oil and gas properties where we are the operator. In addition to these liability policies, we currently carry various layers of Umbrella Liability in excess of primary limits as well as OPA insurance for our offshore oil and gas properties.

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

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.helixesg.com. Copies of this Annual Report for the year ended December 31, 2024, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the Investor Relations section of our website contains copies of our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and our Corporate Sustainability Report. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc.

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

Shallow water:  Generally, water depths less than 1,000 feet, including the U.S. Gulf Coast shelf.

Site clearance:  Activities utilizing ROVs for the safe removal of obstructions, such as boulders, unexploded ordnance (UXOs) and debris, that would inhibit the construction of an offshore wind farm.

Spot vessels:  Vessels not owned or under term charters but contracted on a short-term basis typically to perform specific projects.

Subsea Intervention Lubricator (SIL):  A riserless subsea system designed to provide access to the well bore while providing well control safety for activities that do not require a riser conduit. A SIL can be utilized for wireline, logging, light perforating, zone isolation, plug setting and removal, and decommissioning, and it facilitates access to subsea wells from a vessel to provide safe, efficient and cost effective riserless well intervention and abandonment solutions.

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

The levels of both capital and operating expenditures largely depend on the prevailing view of future oil and natural gas prices, which is influenced by numerous factors, including:

●	worldwide economic activity and general economic and business conditions, including the interest rate environment and cost of capital as well as access to capital and capital markets;
●	the global supply and demand for oil and natural gas;
●	political and economic uncertainty and geopolitical unrest, including regional conflicts and economic and political conditions domestically and in other oil-producing regions;
●	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”);

●	laws, regulations and policies directly related to the industries in which we provide services, including regulations on decommissioning obligations, restrictions on oil and gas leases, and their interpretation and enforcement;
●	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
●	the cost of offshore exploration for and production and transportation of oil and natural gas;
●	the level of excess production capacity;
●	the ability of oil and gas companies to generate funds or otherwise obtain capital for capital projects and production operations;
●	the environmental and social sustainability of the oil and gas sector and the perception thereof, including within the investing community;
●	the sale and expiration dates of offshore leases globally;
●	technological advances affecting energy exploration, production, transportation and consumption;
●	the exploration and production of onshore shale oil and natural gas;
●	potential acceleration of the development of alternative fuels;
●	shifts in end-customer preferences toward fuel efficiency and the use of natural gas or renewable energy alternatives;
●	weather conditions and natural disasters, including with respect to marine operations;
●	the occurrence or threat of an epidemic or pandemic disease and any related governmental response;
●	environmental and other governmental regulations; and
●	tax laws, regulations and policies.

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

Our business and financial performance are subject to risks related to global economic conditions, geopolitical developments and international conflict.

We serve customers in many countries around the world and accordingly our business and operations are subject to the effects of global economic conditions, geopolitical developments and international conflicts. Geopolitical and international instability could lead to sanctions, tariffs, trade wars, embargoes and regional unrest, and related governmental actions could affect the global economy, our customers and our business. In addition, shifting geopolitical conditions could affect U.S. or foreign policies and priorities which could adversely impact our customers and our business. For example, in 2022, the U.K. enacted the Energy (Oil and Gas) Profits Levy of 2022 imposing a windfall tax on profits for oil and gas companies operating in the U.K. and U.K Continental Shelf, which legislation could further adversely affect the operation and capital spending of our customers in the North Sea. In January 2025, a Presidential Memorandum was issued in the U.S. temporarily withdrawing wind energy leasing in the U.S. Outer Continental Shelf (“2025 Wind Energy Ban”) which could affect projects in the offshore wind industry.

We continue to actively monitor ongoing and potential military hostilities globally including in Ukraine, Israel, the Red Sea and the Middle East, as well as applicable laws, sanctions and trade control restrictions resulting therefrom. Any sanctions measures and increased governmental oversight and enforcement activities could adversely affect the global economy and supply chains as well as the oil and gas sector generally. The extent to which our operations and financial results may be affected by any such hostilities will depend on various factors, including the extent and duration of the conflicts and their related effects on operating and capital spending by our customers.

Our renewables business may be adversely affected by industry-specific economic, regulatory and market factors.

Our services to the renewable energy sector and offshore wind farm developments consist primarily of subsea cable trenching and burial as well as seabed clearance and preparation services provided by our Robotics segment. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, and expansion of offshore renewable energy projects to deeper water and other regions. The offshore renewable energy sector also has country-specific regulations, restrictions, incentives, subsidies and tax credits, that if revised negatively, can affect our customers’ needs for our services. Stagnant or declining economic conditions, which may slow global electricity demand, can negatively affect developer spending towards renewable energy projects. Finally, the pace of innovation and evolution in the offshore wind market can affect our ability to continue offering services to this segment.

We are subject to the effects of changing prices.

Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates rose significantly between 2021 and 2024 due in part to supply chain disruptions and the effects of the COVID-19 pandemic. Although inflation rates have stabilized at a moderate level, future economic shocks, such as those due to tariffs and trade wars, could increase inflation levels going forward. We bear the costs of operating and maintaining our assets, including labor and material costs as well as recertification and dry dock costs. Although we may be able to reduce some of our exposure to price increases through the rates we charge, competitive market pressures may affect our ability to pass along price adjustments, which may result in reductions in our operating margins and cash flows in the future.

BUSINESS AND OPERATIONAL RISKS

Our backlog may not be ultimately realized for various reasons, our contracts may be terminated early, and our call-off work may be terminated earlier than expected.

As of December 31, 2024, backlog for our services supported by written agreements or contracts totaled $1.4 billion, of which $681 million is expected to be performed in 2025.

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

Although historically our service contracts were of relatively short duration, over the past few years we performed a number of long-term contracts. We currently have contracts with five customers that represent approximately 90% of our total backlog as of December 31, 2024. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter-term contracts. Furthermore, our ability to extend, renew or replace our long-term contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will continue to depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, as we have experienced, we may not be able to extend, renew or replace such contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

Our operations involve numerous risks, which could result in our inability or failure to perform operationally under our contracts and result in reduced revenues, contractual penalties and/or contract termination.

Our equipment and services are very technical and the offshore environment poses significant challenges. Performing the work we do pursuant to the terms of our contracts can be difficult for various reasons, including equipment failure or reduced performance, human error, third-party failure or other fault, design flaws, weather, water currents or other physical conditions. Operating in new locations may also present incremental complications. Any of these factors could lead to performance concerns as well as disputes with our customers. The nature of offshore operations requires our offshore crew members as well as our customers and vendors to regularly travel to and from the vessels. The occurrence or threat of an epidemic or pandemic may impede our ability to execute such crewing or crew changes, which could lead to vessel downtime or suspension of operations, which may be beyond our control. Failure to perform in accordance with contract specifications can result in reduced rates (or zero rates), customer disputes, contractual penalties, and ultimately, termination in the event of sustained non-performance. As a large portion of our revenues are concentrated with a relatively small number of contracts, any reduced revenues and/or contract termination due to our inability or failure to perform operationally could have a material adverse effect on our financial position, results of operations and cash flows.

Our customers, suppliers and other counterparties may be unable to perform their obligations.

Industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, suppliers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us and to deliver goods and/or services to us in a timely manner. In the event one or more of our customers and/or suppliers is adversely affected by a global health emergency similar to the COVID-19 pandemic, our business with them may be affected. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent. We may also face supply chain issues such as loss of access to spares and equipment, which could cause operational delays and loss of revenue.

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

We may own assets with costs that cannot be recouped if the assets are not under contract, and time chartering vessels requires us to make payments regardless of utilization of and revenue generation from those vessels.

We own vessels, systems and other equipment for which there are costs, including maintenance, manning, insurance and depreciation. We may also construct assets without first obtaining service contracts covering the cost of those assets. Our failure to secure contracts for vessels or other assets could materially adversely affect our financial position, results of operations and cash flows.

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

Marine operations conducted in the North Sea and the U.S. Gulf Coast shelf are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are more favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. Helix Alliance experiences a slower winter season in its diving and certain vessel operations. As is common in our industry, where we do have utilization in these seasonal markets, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Certain areas in which we operate experience unfavorable weather conditions including hurricanes and extreme storms on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the U.S. Gulf Coast and the North Sea are susceptible to damage and/or total loss by these weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to adjust service operations or curtail operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these weather conditions, we may experience disruptions in our operations if our personnel is adversely impacted, or because customers may adjust their activities due to damage to their assets, platforms, pipelines and other related facilities.

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

Engaging in oil and gas production and transportation operations subjects us to certain risks inherent in the ownership and operation of oil and gas wells, including but not limited to uncontrolled flows of oil, gas, brine or well fluids into the environment; blowouts; cratering; pipeline or other facility ruptures; mechanical difficulties or other equipment malfunction; fires, explosions or other physical damage; hurricanes, storms and other natural disasters and weather conditions; and pollution and other environmental damage; any of which could result in substantial losses to us. Although we maintain insurance against some of these risks, we cannot insure against all possible losses. Furthermore, such operations necessarily involve some degree of contractual counterparty risk, including for the transportation, marketing and sale of such production, and to the extent we have partners in any of the properties we own or operate. As a result, any damage or loss not covered by our insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Sustainability initiatives remain important factors in assessing a company’s outlook, as investors look to identify factors that they believe inform a company’s ability to create long-term value. The nature of the oil and gas sector in which we predominantly operate may impact the sustainability sentiment of investors, lenders, customers, other industry participants and individuals, to the extent the global markets value green energy and environmental conservation. Further, we may not succeed in implementing or communicating a sustainability message that is well understood or received. Alternatively, stakeholder sentiment may view sustainability initiatives as shifting attention away from shareholder value-oriented and profit-focused efforts, which could lead to a negative perception. As a result we may experience diminished reputation or sentiment, reduced access to capital markets and/or increased cost of capital, an inability to attract and retain talent, and loss of customers or vendors.

FINANCIAL AND LIQUIDITY RISKS

Our indebtedness and the terms of our indebtedness could impair our financial condition and our ability to fulfill our debt obligations or otherwise limit our business and financial activities.

As of December 31, 2024, we had consolidated indebtedness of $315.2 million. The level of indebtedness may have an adverse effect on our future operations, including:

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

Access to financing may be limited and uncertain, especially in times of economic weakness, or declining sentiment towards industries we service or our business model. If capital and credit markets are limited, we may be unable to refinance or we may incur increased costs and obtain less favorable terms associated with refinancing of our maturing debt. Also, we may incur increased costs and obtain less favorable terms associated with any additional financing that we may require for future operations. Limited access to the financial markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions. Additionally, if capital and credit markets are limited, this could potentially result in our customers curtailing their capital and operating expenditure programs, which could result in a decrease in demand for our assets and a reduction in revenues and/or utilization. Certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access financial markets as needed to fund their operations. Likewise, our other counterparties may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations. Continued lower levels of economic activity and weakness in the financial markets could also adversely affect our ability to implement our strategic objectives.

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

LEGAL AND REGULATORY COMPLIANCE RISKS

Government regulations, including those specific to deepwater offshore drilling, may make our business operations more difficult or costly, or limit our services.

Our business is affected by changes in public policy and by federal, state, local and international laws and regulations relating to the offshore oil and gas and renewables operations. Such operations are affected by tax, environmental, safety, labor, cabotage and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations or enforcement priorities. Government authorities, including BOEM and BSEE, may also continue to issue further regulations regarding deepwater offshore drilling. It is also possible that these laws and regulations in the future may add significantly to our capital and operating costs or those of our customers or otherwise directly or indirectly affect our operations.

The National Defense Authorization Act for fiscal year 2021, among other things, extends federal law, including the Jones Act, to U.S. offshore wind farm projects, making it more difficult and/or costly to provide for U.S. renewables customers the services that we currently provide for renewables customers in the North Sea and Asia Pacific. The 2025 Wind Energy Ban restricts customers from developing new wind farms on the U.S. Outer Continental Shelf.

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

As a multi-national organization, we are subject to taxation in multiple jurisdictions. The Organization for Economic Co-operation and Development, the European Union and individual taxing jurisdictions are focused on tax base erosion and profit shifting as well as minimum tax directives (including Pillar Two). These initiatives and directives continue to evolve with country specific implementation legislation forthcoming. We anticipate increased disclosure and reporting to facilitate compliance with these directives. As the impact of proposed and future Pillar Two legislation cannot yet be determined, future changes may have adverse effects on us, including increased administrative and compliance costs.

We cannot predict with any certainty the substance or effect of any new or additional regulations in the U.S. or in other areas around the world. If the U.S. or other countries where our customers operate enact stricter restrictions on offshore operations, and this results in decreased demand for or profitability of our services, our business, financial position, results of operations and cash flows could be materially adversely affected.

Our business would be adversely affected if we failed to comply with the Jones Act foreign ownership provisions or if these provisions were modified or repealed.

We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the U.S. We own vessels registered under the U.S. flag whose operations in the U.S. Gulf Coast may constitute coastwise trade. In order to operate vessels in the Jones Act trade and to be qualified to document vessels for coastwise trade, we must maintain U.S. citizen status for Jones Act purposes. We could cease being a U.S. citizen if certain events were to occur, including if non-U.S. citizens were to own 25% or more of our common stock. We monitor our ownership for compliance with the Jones Act. The consequences of our failure to comply with the Jones Act provisions on coastwise trade, including failing to qualify as a U.S. citizen, would have an adverse effect on our results of operations as we may be prohibited from operating certain of our vessels in the U.S. coastwise trade or, under certain circumstances, permanently lose U.S. coastwise trading rights or be subject to fines or forfeiture of certain our vessels. There have been attempts to repeal or amend restrictions contained in the Jones Act, and such attempts are expected to continue in the future. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government imposed burdens.

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

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment and other long-term incentive arrangements with all of our executive officers that could require cash and/or equity payments and covenants in our asset-based credit agreement (the “Amended ABL Facility”) that could put us in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.

Our ability to repurchase shares through any share repurchase program is subject to certain considerations, including availability of Free Cash Flow, and any repurchases could affect the price of our common stock and increase volatility.

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

Our onshore and offshore operations could be disrupted, and any protocols implemented may not prove fully successful. We may experience reduced productivity as our onshore personnel work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may impede the vessel’s ability to generate revenue and/or increase the costs to operate the vessel. We may also experience challenges in connection with our offshore crew changes due to health and travel restrictions, or a decline in the available offshore workforce, whether due to the pandemic, considerations related to our protocols, attrition from our industry, or a combination of the foregoing.

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

Item 2. Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2024, our fleet included 26 owned vessels, eight IRSs, three SILs, the ROAM, 20 P&A systems, six CT systems, 39 ROVs, six trenchers and two IROV boulder grabs. We also had seven vessels under time charter agreements. All of our chartered vessels and 11 of our owned vessels have DP capabilities specifically designed to meet the needs of our customers’ offshore activities. Our Seawell and Well Enhancer vessels also have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2024 (1)

		Placed
	Flag	in	Length
	State	Service (2)	(Feet)	DP
Floating Production Unit —
Helix Producer I	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (3)	U.S.	4/2002	312	DP3
Seawell (4)	U.K.	7/2002	368	DP2
Well Enhancer (4)	U.K.	10/2009	432	DP3
Q5000	Bahamas	4/2015	358	DP3
Siem Helix 1 (5)	Bahamas	6/2016	521	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	DP3
Q7000	Bahamas	1/2020	320	DP3
8 IRSs, 3 SILs and the ROAM (6)	—	Various	—	—
Helix Alliance —
EPIC Hedron (heavy lift barge)	Vanuatu	7/2022	400	—
9 liftboats, 6 OSVs, 3 DSVs and 1 crew boat	U.S.	7/2022	Various	DP1 (7)
20 P&A systems and 6 CT systems	—	Various	—	—
Robotics —
39 ROVs, 6 Trenchers and 2 IROV boulder grabs (4), (8)	—	Various	—	—
Grand Canyon II (5)	Norway	4/2015	419	DP3
Grand Canyon III (5)	Norway	5/2017	419	DP3
North Sea Enabler (5)	Barbados	5/2022	316	DP2
Shelia Bordelon (5)	U.S.	2/2022	257	DP2
Glomar Wave (5)	Panama	2/2023	216	DP2
(1)	We maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the original charters for our chartered vessels commenced, as applicable.
(3)	Subject to a vessel mortgage securing our MARAD Debt described in Note 7.
(4)	Serves as security for the Amended ABL Facility described in Note 7.
(5)	Vessel under a time charter agreement.
(6)	We own a 50% interest in the ROAM and three of the IRSs. One of the two deepwater IRSs has not yet been placed in service.
(7)	DP capabilities are only applicable to five OSVs.
(8)	Average age of our Robotics assets is approximately 12.2 years.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	70	President, Chief Executive Officer and Director
Erik Staffeldt	53	Executive Vice President and Chief Financial Officer
Scott A. Sparks	51	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	49	Executive Vice President, General Counsel and Corporate Secretary

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

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Prior thereto he was Senior Vice President and Chief Financial Officer beginning in June 2017 until February 2019. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director from February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 until June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015 until December 2021. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 29 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and Loyola University in New Orleans with an MBA, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 35 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Executive Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 24 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, previously serving as Helix’s Senior Vice President, General Counsel and Corporate Secretary from May 2019 to December 2022, and prior to that as Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Mr. Neikirk oversees Helix’s legal, human resources, and contracts and insurance functions. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 19, 2025, the closing sale price of our common stock on the NYSE was $8.17 per share. As of February 19, 2025, there were 261 registered shareholders and approximately 83,800 beneficial shareholders of our common stock.

We have not declared or paid cash dividends on our common stock in the past nor do we intend to pay cash dividends in the foreseeable future. In addition, our financing arrangements may place certain limitations on the payment of cash dividends on our common stock. We currently intend to reinvest any retained earnings, if any, for the future operation and growth of our business, to repay maturing debt that is not refinanced, or to use for potential acquisition opportunities or share repurchases. Our Board will review this matter on a regular basis in light of our earnings, financial position and market opportunities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “— Liquidity and Capital Resources” of this Annual Report.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2019 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2024 (the “2024 Performance Peer Group”) including the following companies: Archrock, Inc., ChampionX Corporation, Core Laboratories N.V., DMC Global Inc., DNOW Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helmerich & Payne, Inc., Innovex International, Inc. (formerly Dril-Quip, Inc.), Nine Energy Service, Inc., NPK International Inc. (formerly Newpark Resources, Inc.), Oceaneering International, Inc., Oil States International, Inc., Precision Drilling Corporation, ProPetro Holding Corp., RPC, Inc., Select Water Solutions, Inc., TETRA Technologies, Inc. and Tidewater Inc. The returns of each member of the 2024 Performance Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2024 and have been adjusted for the reinvestment of any dividends. We believe that in 2024 the members of the 2024 Performance Peer Group provided services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2019 in our common stock at the closing price on that date price and on December 31, 2019 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — (3.2)%; the 2024 Performance Peer Group — 1.5%; the OSX — 1.7%; and S&P 500 — 97.0%. These results are not necessarily indicative of future performance.

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,

OSX and Peer Group

	As of December 31,
	2019	2020	2021	2022	2023	2024
Helix	$100.0	$43.6	$32.4	$76.6	$106.8	$96.8
2024 Performance Peer Group Index	$100.0	$59.0	$67.2	$101.3	$102.9	$101.5
Oil Service Index	$100.0	$57.9	$69.9	$112.9	$115.1	$101.7
S&P 500	$100.0	$118.4	$152.4	$124.8	$157.6	$197.0

Source: Bloomberg.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (1)
Period	purchased (2)	per share	or programs (1)	(in thousands)
October 1 to October 31, 2024	—	$—	—	$177,823
November 1 to November 30, 2024	583,057	10.69	583,057	171,590
December 1 to December 31, 2024	1,368,422	9.80	1,346,651	158,392
	1,951,479	$10.07	1,929,708
(1)	On February 20, 2023, we announced that our Board authorized a new share repurchase program (the “2023 Repurchase Program”) under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock (Note 10). The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans.

(2)	Includes shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program and shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.

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

Industry Influences and Market Environment

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the level of spending of offshore energy companies on operational activities and capital projects. The performance of our business is largely affected by the prevailing market prices for oil and natural gas, which are impacted by domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors. Demand for decommissioning is affected by commodity prices as well as governmental regulations and political forces globally.

Oil prices continue to be volatile but have generally remained robust during 2024. Global demand for oil continues to experience growth albeit at slower rates, and although we believe the current oil and gas pricing warrants continued customer spending for the industry, higher levels of economic and industry uncertainty may temper such customer spending. Factors that could threaten the current commodity price environment persist, including regional conflicts, governmental regulations, geopolitical instability and uncertainty, unrest in the Middle East, OPEC+ decisions, the global economy and the demand for oil and gas in China in particular, various governmental and customer sustainability initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility with the potential to temper customer spending for oil and gas projects.

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

In the current market environment, we continue to see oil and gas companies invest in long-cycle offshore exploration projects in addition to maintain and/or increase production from their existing reserves. As production enhancement through well intervention is less expensive per incremental barrel of oil than exploration, we expect oil and gas companies to continue to focus on optimizing production of their existing subsea wells in addition to their exploration activities.

Once end-of-life oil and gas wells have depleted their production, we decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. Our operations service the life cycle of an oil and gas field and provide P&A and decommissioning services at the end of the life of a field as required by governmental regulations. We believe that our well intervention vessels have a competitive advantage in performing these services efficiently and with our suite of shallow water assets and capabilities, we are the only provider capable of providing all facets of decommissioning services in the U.S. Gulf Coast shelf. The demand for P&A services should grow over the mid- to long-term as the subsea tree base expands, as government regulations continue to place stronger emphasis on decommissioning aged wells worldwide (including subsea trees as well as mature dry tree wells in the shallow waters of the U.S. Gulf Coast), as customers look to reduce their decommissioning obligations and as customers shift resources to renewable energy.

We support the energy transition to renewable energy primarily in our Robotics segment through our services in offshore wind farm developments, primarily including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects and/or other governmental regulations supporting or restricting renewable energy developments, for instance, the 2025 Wind Energy Ban. We expect growth in our renewables services as the global energy market continues offshore renewable energy developments.

Business Activity Summary

During 2024, our operating results improved significantly as we continued to execute on our energy transition strategy with significant improvements in utilization and rates in our Well Intervention and Robotics segments. During 2024, we also executed significant new contracts on the strength of the market and the demand for our services. These contracts added significant backlog and will provide strong utilization for our vessels and equipment over multiple years. Notable contracts include:

●	Six-month contract with options on the Q4000 in Nigeria, which commenced in the fourth quarter 2024;
●	Trident extension at improved rates on the Siem Helix 1 for one year through 2025;
●	New three-year contracts with Petrobras on the Siem Helix 1 and the Siem Helix 2 at improved rates;
●	Two-year contract with Shell in the U.S. Gulf Coast on the Q5000 for a minimum of 175 days per year;
●	Extension of the agreement for the HP I for one year until at least June 1, 2026; and
●	Extension of our contract with Shell in Brazil on the Q7000 to a minimum of 400 days.

During 2024, we extended the charters on the Siem Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon. We also entered in or extended various facility leases across all regions.

We completed the redemption of the Convertible Senior Notes due 2026 (the “2026 Notes”) during the first quarter 2024. In August 2024, we extended the maturity of the Amended ABL Facility to August 2029 and increased the letter of credit basket size in order to facilitate increased bonding needs on the Q4000 Nigeria campaign and various windfarm projects. We maintain our capital allocation policy of maintaining low levels of Net Debt, maintaining our existing assets, investing in targeted acquisitions that complement and further our strategy, and using Free Cash Flow to return cash to shareholders through share repurchases (See “Results of Operations — Non-GAAP Financial Measures” below for definitions of Net Debt and Free Cash Flow).

Backlog

Our backlog is represented by signed contracts. As of December 31, 2024, our consolidated backlog totaled $1.4 billion, of which $681 million is expected to be performed in 2025. As of December 31, 2024, our various contracts with Shell and ExxonMobil globally, our contracts with Trident Energy and Petrobras in Brazil, our contracts with Talos in the U.S. Gulf Coast represented approximately 90% of our total backlog. As of December 31, 2023, our consolidated backlog totaled $850 million. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as services are often added but may sometimes be subtracted; contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

Outlook

In 2025, we expect to continue our strong performance, supported by new contracting in 2024 at improved rates that increased backlog and driven by increasing demand for our decommissioning services internationally and continued growth in the offshore renewables trenching market. We expect the demand for shallow water decommissioning services in the U.S. Gulf Coast to improve as oil and gas properties revert to former owners due to bankruptcies, who are expected to address their decommissioning obligations.

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

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$55,637	$(10,838)	$(87,784)
Adjustments:
Income tax provision	26,427	18,352	12,603
Net interest expense	22,629	17,338	18,950
Other expense, net	3,922	3,590	23,330
Depreciation and amortization	173,292	164,116	142,686
Gain on equity investment	—	—	(8,262)
EBITDA	281,907	192,558	101,523
Adjustments:
(Gain) loss on disposition of assets, net	479	(367)	—
Acquisition and integration costs	—	540	2,664
Change in fair value of contingent consideration	—	42,246	16,054
General provision (release) for current expected credit losses	(161)	1,149	781
Losses related to convertible senior notes	20,922	37,277	—
Adjusted EBITDA	$303,147	$273,403	$121,022

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities	$186,028	$152,457	$51,108
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(22,840)	(18,659)	(33,504)
Free Cash Flow	$163,188	$133,798	$17,604

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	December 31,
	2024	2023
Long-term debt including current maturities	$315,157	$361,722
Less: Cash and cash equivalents	(368,030)	(332,191)
Net Debt	$(52,873)	$29,531

Comparison of Years Ended December 31, 2024 and 2023

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

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Net revenues —
Well Intervention	$829,862	$707,718	$122,144	17%
Robotics	297,678	257,875	39,803	15%
Shallow Water Abandonment	186,979	274,954	(87,975)	(32)%
Production Facilities	88,709	87,885	824	1%
Intercompany eliminations	(44,668)	(38,704)	(5,964)
	$1,358,560	$1,289,728	$68,832	5%

Gross profit (loss) —
Well Intervention	$110,612	$47,164	$63,448	135%
Robotics	88,287	60,618	27,669	46%
Shallow Water Abandonment	(777)	71,261	(72,038)	(101)%
Production Facilities	23,766	23,494	272	1%
Corporate, eliminations and other	(2,324)	(2,181)	(143)
	$219,564	$200,356	$19,208	10%

Gross margin —
Well Intervention	13%	7%
Robotics	30%	24%
Shallow Water Abandonment	(0)%	26%
Production Facilities	27%	27%
Total company	16%	16%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 90%	7 / 88%
Robotics assets (3)	47 / 69%	46 / 62%
Chartered Robotics vessels	6 / 92%	6 / 96%
Shallow Water Abandonment vessels (4)	20 / 60%	20 / 74%
Shallow Water Abandonment systems (5)	26 / 24%	26 / 70%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days in the applicable period. Utilization rates of chartered Robotics vessels in 2024 and 2023 included 371 and 310 spot vessel days, respectively, at near full utilization.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2024	2023	(Decrease)
Well Intervention	$6,390	$3,353	$3,037
Robotics	38,039	35,263	2,776
Shallow Water Abandonment	239	88	151
	$44,668	$38,704	$5,964

Net Revenues. Our consolidated net revenues increased by 5% in 2024 as compared to 2023, reflecting higher revenues in our Well Intervention, Robotics and Production Facilities business segments, offset in part by lower revenues in our Shallow Water Abandonment segment.

Our Well Intervention revenues increased by 17% in 2024 as compared to 2023, primarily reflecting higher overall utilization and rates. Utilization increased on the Q4000 and the Q5000 during 2024 as both vessels underwent their regulatory dry docks in 2023. The Q7000 had higher utilization and higher integrated project rates during 2024 as compared to 2023. The Seawell‘s contract in the western Mediterranean, which completed in June 2024, has provided higher rates and utilization during 2024 as compared to 2023. The Well Enhancer in the North Sea had lower utilization as compared to the prior year as the vessel underwent a scheduled dry dock during the first quarter 2024 and both vessels saw a fourth quarter seasonal slowdown in 2024 whereas the vessels were nearly fully utilized in 2023. Our North Sea revenues also included a contract cancellation fee of approximately $14 million related to work that had been scheduled for 2025. The Siem Helix 1 had higher revenues during 2024 as compared to 2023 due to Trident contract extensions with higher rates. The Siem Helix 2 had lower utilization during 2024 as the vessel commenced its unpaid vessel acceptance period at the end of December 2024 on its new contract with Petrobras.

Our Robotics revenues increased by 15% in 2024 as compared to 2023, primarily reflecting higher chartered vessel days and trenching and ROV activities. Chartered vessel activity increased to 1,901 days during 2024 as compared to 1,699 days during 2023, although chartered vessel days in 2024 included approximately 64 days of standby utilization at reduced rates. Overall ROV and trencher utilization increased to 69% in 2024 from 62% during 2023 and included 835 days of integrated vessel trenching in 2024 as compared to 807 days in 2023.

Our Shallow Water Abandonment revenues in 2024 decreased by 32% in 2024 as compared to 2023. The decrease in revenues was due to lower activity levels and an overall softer U.S. Gulf Coast shelf market in 2024, resulting in lower vessel and system utilization during 2024 as compared to 2023. Overall vessel utilization was 60% during 2024 as compared to 74% during 2023. P&A systems and CT systems achieved 2,281 days of utilization, or 24%, during 2024 as compared to 5,748 days of utilization, or 70%, during 2023.

Our Production Facilities revenues increased slightly in 2024 as compared to 2023, primarily reflecting higher oil and gas production and lower number of shut-in days on our owned oil and gas wells, offset in part by lower rates on the HFRS, which were reduced in the second half 2024 when the Q4000 left the U.S. Gulf Coast to execute the Nigeria project.

Gross Profit (Loss). Our consolidated 2024 gross profit increased by $19.2 million as compared to 2023, primarily reflecting increased profits from our Well Intervention, Robotics and Production Facilities business segments, offset in part by losses from our Shallow Water Abandonment segment.

Our Well Intervention gross profit increased by $63.4 million in 2024 as compared to 2023, primarily reflecting higher segment revenues and increased activity levels and included a contract cancellation fee of approximately $14 million.

Our Robotics gross profit increased by $27.7 million in 2024 as compared to 2023, primarily reflecting higher revenues and higher profit margin projects during 2024.

Our Shallow Water Abandonment gross loss was $0.8 million in 2024 as compared to a gross profit of $71.3 million in 2023, primarily reflecting lower segment revenues without a commensurate cost reduction.

Our Production Facilities gross profit increased slightly in 2024 as compared to 2023, primarily reflecting higher segment revenues.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration reflects an improvement in Helix Alliance’s results during 2023. We entered into an agreement and set the final earnout during the fourth quarter 2023, which was paid on April 3, 2024 (Note 3).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $91.7 million in 2024 as compared to $94.4 million in 2023, primarily reflecting a net decrease in compensation related costs offset partially by an increase in other facilities and professional fees in 2024.

Net Interest Expense. Our net interest expense totaled $22.6 million in 2024 as compared to $17.3 million in 2023, primarily reflecting higher debt levels and rates on our $300 million Senior Notes due 2029 (the “2029 Notes”) in 2024 as compared to our 2026 Notes in 2023, offset in part by higher interest income on our invested cash (Note 7).

Losses Related to Convertible Senior Notes. The losses during 2024 and 2023 were primarily associated with the retirement of our 2026 Notes (Note 7).

Other Expense, Net. Net other expense was $3.9 million in 2024 as compared to $3.6 million in 2023. Net other expense during 2024 primarily reflects a $2.4 million increase in the value of incentive credits granted to the seller of P&A equipment acquired in 2023 (Note 4) and foreign currency losses due to the weakening of the British pound and Brazilian real in 2024. Net other expense during 2023 primarily reflects foreign currency losses related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains due to the strengthening of the British pound in 2023.

Income Tax Provision. Income tax provision was $26.4 million for 2024 as compared to $18.4 million for 2023. The effective tax rates for 2024 and 2023 were 32.2% and 244.2%, respectively. These variances were primarily attributable to the increase in income before taxes as well as the earnings mix between our higher and lower tax rate jurisdictions.

Comparison of Years Ended December 31, 2023 and 2022

Various financial and operational highlights for the years ended December 31, 2023 and 2022 were previously presented in our 2023 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2024	2023
Net working capital	$405,266	$249,223
Long-term debt (excluding current maturities)	305,971	313,430
Liquidity	429,586	431,471

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements. Net working capital at December 31, 2023 included $85.0 million of Alliance earnout consideration that was paid in cash on April 3, 2024.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes our MARAD Debt, the 2026 Notes and the 2029 Notes and excludes current maturities of $9.2 million and $48.3 million, respectively, at December 31, 2024 and 2023. For information relating to our long-term debt, see Note 7 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at December 31, 2024 included $368.0 million of cash and cash equivalents and $66.6 million of available borrowing capacity under the Amended ABL Facility (Note 7) and excluded $5.0 million of pledged cash. Our liquidity at December 31, 2023 included $332.2 million of cash and cash equivalents and $99.3 million of available borrowing capacity under the Amended ABL Facility. The reduction in availability on the facility at December 31,2024 was attributable to higher letter of credit usage in order to support the Nigeria project on the Q4000.

In the current market environment, we expect strong ongoing operating performance and cash flows. We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and expected capital spending, service our debt and other obligations, and execute our share repurchase program over at least the next 12 months. Although we expect lower levels of availability on the Amended ABL Facility while the Q4000 performs work in Nigeria due to fewer eligible receivables and higher letter of credit usage, we currently do not anticipate borrowing under the Amended ABL Facility and expect to only use the facility for the issuance of letters of credit.

A period of weak industry activity may make it difficult to comply with the covenants and other restrictions in our debt agreements. Our failure to comply with the covenants and other restrictions could lead to an event of default. Decreases in our borrowing base may limit our ability to fully access the Amended ABL Facility.

Cash Flows

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash provided by (used in):
Operating activities	$186,028	$152,457	$51,108
Investing activities	(22,840)	(18,659)	(138,289)
Financing activities	(125,310)	25,109	(44,844)

Operating Activities

The increase in our operating cash flows for 2024 as compared to 2023 primarily reflects higher operating income, lower regulatory recertification costs for our vessels and systems and working capital inflows. Operating cash outflows during 2024 included net interest expense and taxes paid of $25.4 million and $14.1 million, respectively. Operating cash outflows during 2024 also included $58.3 million of the $85.0 million earnout payment on April 3, 2024, representing the amount in the excess of the $26.7 million initial fair value of earnout consideration at the Alliance acquisition date. Regulatory recertification spend on our vessels and systems amounted to $35.4 million and $62.5 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for 2024 increased as compared to 2023 primarily due to higher capital expenditures with increased activity in our Robotics segment.

Financing Activities

Net cash outflows from financing activities for 2024 primarily reflect cash outflows of $60.7 million related to the 2026 Notes, $26.7 million of the $85.0 million earnout payment, the principal repayment of $8.7 million related to the MARAD Debt and $29.6 million in repurchases of our common stock under the 2023 Repurchase Program. These outflows were offset in part by $4.4 million of cash inflows from the proportionate settlement of the 2026 Capped Calls.

Net cash inflows from financing activities for 2023 primarily reflect net proceeds of $292.0 million from the issuance of $300.0 million 2029 Notes and of $15.6 million from the proportionate settlement of the 2026 Capped Calls, offset in part by cash outflows of $230.7 million related to the repurchase of the 2026 Notes, $30.4 million related to the maturity of the Convertible Senior Notes due 2023, the principal repayment of $8.3 million related to the MARAD Debt and $12.0 million in repurchases of our common stock under the 2023 Repurchase Program.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of December 31, 2024 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of December 31, 2024.

	Total	Short-Term	Long-Term
MARAD debt	$23,831	$9,186	$14,645
2029 Notes	300,000	—	300,000
Interest related to debt	124,627	31,038	93,589
Property and equipment	13,842	13,842	—
Operating leases (1)	870,984	154,324	716,660
Total cash obligations	$1,333,284	$208,390	$1,124,894
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At December 31, 2024, our commitment related to long-term vessel charters totaled approximately $835.5 million, of which $434.3 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2024.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 15). Those obligations, which are presented on a discounted basis on the consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of December 31, 2024, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2024, approximately 54% of our net assets were impacted by changes in foreign currencies (primarily the British pound) in relation to the U.S. dollar. For the years ended December 31, 2024, 2023 and 2022, we recorded foreign currency translation gains (losses) of $(17.6) million, $22.3 million and $(49.2) million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2024, we recorded foreign currency transaction losses of $1.5 million, primarily related to U.S. dollar denominated intercompany debt in our U.K. and Brazil entities. For the year ended December 31, 2023, we recorded foreign currency transaction losses of $4.4 million, primarily reflecting foreign currency losses of $15.7 million related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities. For the years ended December 31, 2022, we recorded foreign currency transaction losses of $23.4 million, primarily related to U.S. dollar denominated intercompany debt in our U.K. entities.

Interest Rate Risk. In order to minimize the risk of changes to our cash flow due to changing interest rates, we generally borrow at fixed rates, but may borrow at variable rates from time to time. For fixed rate debt, changes in interest rates may not affect our interest expense, but could result in changes in the fair value of the debt instrument prior to maturity and we may be at risk upon refinancing maturing debt. For variable rate debt, changes in interest rates could affect our future interest expense and cash flows. We currently have no amounts outstanding under the Amended ABL Facility or other debt subject to floating rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of property and equipment impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2024 was $1,438 million.

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

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas

February 26, 2025

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$368,030	$332,191
Accounts receivable, net of allowance for credit losses of $3,682 and $3,407, respectively	258,630	280,427
Other current assets	83,022	85,223
Total current assets	709,682	697,841
Property and equipment	3,068,755	3,078,571
Less accumulated depreciation	(1,630,902)	(1,505,722)
Property and equipment, net	1,437,853	1,572,849
Operating lease right-of-use assets	329,649	169,233
Deferred recertification and dry dock costs, net	71,718	71,290
Other assets, net	48,178	44,823
Total assets	$2,597,080	$2,556,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144,793	$134,552
Accrued liabilities	90,455	203,112
Current maturities of long-term debt	9,186	48,292
Current operating lease liabilities	59,982	62,662
Total current liabilities	304,416	448,618
Long-term debt	305,971	313,430
Operating lease liabilities	285,984	116,185
Deferred tax liabilities	113,973	110,555
Other non-current liabilities	66,971	66,248
Total liabilities	1,077,315	1,055,036
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 150,243 and 152,291 shares issued, respectively	1,252,253	1,271,565
Retained earnings	368,087	312,450
Accumulated other comprehensive loss	(100,575)	(83,015)
Total shareholders’ equity	1,519,765	1,501,000
Total liabilities and shareholders’ equity	$2,597,080	$2,556,036

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$1,358,560	$1,289,728	$873,100
Cost of sales	1,138,996	1,089,372	822,484
Gross profit	219,564	200,356	50,616
Gain (loss) on disposition of assets, net	(479)	367	—
Acquisition and integration costs	—	(540)	(2,664)
Change in fair value of contingent consideration	—	(42,246)	(16,054)
Selling, general and administrative expenses	(91,650)	(94,427)	(76,753)
Income (loss) from operations	127,435	63,510	(44,855)
Equity in earnings of investment	—	—	8,262
Net interest expense	(22,629)	(17,338)	(18,950)
Losses related to convertible senior notes	(20,922)	(37,277)	—
Other expense, net	(3,922)	(3,590)	(23,330)
Royalty income and other	2,102	2,209	3,692
Income (loss) before income taxes	82,064	7,514	(75,181)
Income tax provision	26,427	18,352	12,603
Net income (loss)	$55,637	$(10,838)	$(87,784)

Earnings (loss) per share of common stock:
Basic	$0.37	$(0.07)	$(0.58)
Diluted	$0.36	$(0.07)	$(0.58)

Weighted average common shares outstanding:
Basic	151,989	150,917	151,276
Diluted	154,699	150,917	151,276

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$55,637	$(10,838)	$(87,784)
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	(17,560)	22,304	(49,237)
Comprehensive income (loss)	$38,077	$11,466	$(137,021)

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	151,124	$1,292,479	$411,072	$(56,082)	$1,647,469
Net loss	—	—	(87,784)	—	(87,784)
Foreign currency translation adjustments	—	—	—	(49,237)	(49,237)
Activity in company stock plans, net and other	811	(991)	—	—	(991)
Share-based compensation	—	7,252	—	—	7,252
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net loss	—	—	(10,838)	—	(10,838)
Foreign currency translation adjustments	—	—	—	22,304	22,304
Repurchase of convertible senior notes	1,500	(35,469)	—	—	(35,469)
Termination of capped calls	—	14,225	—	—	14,225
Repurchases of common stock	(1,584)	(11,988)	—	—	(11,988)
Activity in company stock plans, net and other	440	(92)	—	—	(92)
Share-based compensation	—	6,149	—	—	6,149
Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	55,637	—	55,637
Foreign currency translation adjustments	—	—	—	(17,560)	(17,560)
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Termination of capped calls	—	4,381	—	—	4,381
Repurchases of common stock	(2,867)	(29,821)	—	—	(29,821)
Activity in company stock plans, net and other	819	(468)	—	—	(468)
Share-based compensation	—	6,680	—	—	6,680
Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$55,637	$(10,838)	$(87,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of deferred recertification and dry dock costs	137,202	138,423	128,725
Amortization of deferred recertification and dry dock costs	36,090	25,693	13,961
Deferred recertification and dry dock costs	(35,387)	(62,522)	(35,072)
Payment of earnout consideration	(58,300)	—	—
Change in fair value of contingent consideration	—	42,246	16,054
Amortization of debt discount	218	17	—
Amortization of debt issuance costs	2,132	2,485	2,334
Share-based compensation	7,266	6,510	7,451
Deferred income taxes	10,606	11,532	4,386
Equity in earnings of investment	—	—	(8,262)
(Gain) loss on disposition of assets, net	479	(367)	—
Losses related to convertible senior notes	20,922	37,277	—
Unrealized foreign currency loss	623	8,310	21,596
Changes in operating assets and liabilities:
Accounts receivable, net	13,736	(64,520)	(29,865)
Other current assets	1,139	(22,597)	7,593
Income tax receivable, net of income tax payable	1,919	(418)	(49)
Accounts payable and accrued liabilities	(9,159)	31,996	9,807
Other, net	905	9,230	233
Net cash provided by operating activities	186,028	152,457	51,108

Cash flows from investing activities:
Alliance acquisition, net of cash acquired	—	—	(112,625)
Capital expenditures	(23,303)	(19,588)	(33,504)
Distribution from equity investment, net	—	—	7,840
Proceeds from sale of assets	100	365	—
Proceeds from insurance recoveries	363	564	—
Net cash used in investing activities	(22,840)	(18,659)	(138,289)

Cash flows from financing activities:
Proceeds from senior notes, net of discount	—	298,578	—
Payments related to convertible senior notes	(60,720)	(261,147)	(35,000)
Repayment of MARAD Debt	(8,749)	(8,333)	(7,937)
Proceeds from settlement of capped calls	4,381	15,591	—
Debt issuance costs	(1,530)	(6,817)	(580)
Repurchases of common stock	(29,620)	(11,988)	—
Payments related to tax withholding for share-based compensation	(4,231)	(1,757)	(1,902)
Proceeds from issuance of ESPP shares	1,859	982	575
Payment of earnout consideration	(26,700)	—	—
Net cash provided by (used in) financing activities	(125,310)	25,109	(44,844)

Effect of exchange rate changes on cash and cash equivalents	(2,039)	(15,827)	(5,991)
Net increase (decrease) in cash and cash equivalents	35,839	143,080	(138,016)
Cash and cash equivalents:
Balance, beginning of year	332,191	189,111	327,127
Balance, end of year	$368,030	$332,191	$189,111

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Unless the context indicates otherwise, the terms “we,” “us” and “our” in this Annual Report refer collectively to Helix Energy Solutions Group, Inc. and its subsidiaries (“Helix” or the “Company”). We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. We provide a range of services to the oil and gas and renewable energy markets primarily in the U.S. Gulf Coast (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations and our U.S. Gulf Coast shelf operations are usually subject to seasonal changes in activity levels, which generally peaks in the summer months and declines in the winter months.

Our Operations

Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered vessels, the Siem Helix 1 and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module, some of which we provide on a stand-alone basis.

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

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the U.S. Gulf Coast shelf, including offshore oilfield decommissioning and reclamation, dry tree well plug and abandonment (“P&A”) services, subsea infrastructure flushing and abandonments (or removals), platform decommissioning and structure removals, subsea site clearance, project management, engineered solutions, intervention, maintenance, repair, heavy lift and commercial diving services. In addition to its end-of-life decommissioning services, our Shallow Water Abandonment segment offers services to support the full life cycle of offshore upstream and midstream industries, including oil and gas production through well intervention, coiled tubing (“CT”) and pumping, installations and construction, and IRM. Our Shallow Water Abandonment segment includes Helix Alliance that was acquired in July 2022 (Note 3), a vertically integrated company which offers a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems and CT systems.

Our Production Facilities segment includes the Helix Producer I (the “HP I”), a ship-shaped dynamically positioned floating production vessel, the Helix Fast Response System (the “HFRS”), which combines our capabilities with certain well control equipment that can be deployed to respond to a well control incident, and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the U.S. Gulf Coast.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

Our consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted in the U.S. (“GAAP”). Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format. We have made all adjustments that we believe are necessary for a fair presentation of our consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid financial instruments with original maturities of three months or less. They are carried at cost plus accrued interest, which approximates fair value. Cash includes amounts pledged toward our asset-based credit agreement (Note 7) unless our ability to withdraw those amounts is restricted.

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

Contingent consideration payable in cash is initially measured at fair value and included as part of the purchase price and subsequently measured at fair value at the end of each reporting period with changes in value reported in “Change in fair value of contingent consideration” in the consolidated statements of operations until the liability is no longer contingent.

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

Leases

Leases with a term greater than one year are recognized in the consolidated balance sheet as lease liabilities and right-of-use (“ROU”) assets. We have not recognized in the consolidated balance sheet leases with an initial term of one year or less. Lease liabilities and their corresponding ROU assets are recorded at the commencement date based on the present value of lease payments over the expected lease term. The lease term may include the option to extend or terminate the lease when it is reasonably certain that we will exercise the option. We use our incremental borrowing rate, which would be the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment, to calculate the present value of lease payments. ROU assets are adjusted for any initial direct costs paid or incentives received.

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

Deferred Recertification and Dry Dock Costs

Our vessels and systems are required by regulation to be periodically recertified. Recertification costs for a vessel are typically incurred while the vessel is in regulatory docking. We defer and amortize recertification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 24 to 60 months. A recertification process, including vessel dry dock, typically lasts between one to three months for our vessels, a period during which a vessel or system is idle and generally not available to earn revenue. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or system are capitalized and depreciated over the asset’s remaining economic useful life. Routine repairs and maintenance costs are expensed as incurred.

Revenue Recognition

Revenue from Contracts with Customers

We generate revenue in our Well Intervention segment by supplying vessels, personnel and equipment to provide well intervention services, which involve providing marine access, serving as a deployment mechanism to the subsea well, connecting to and maintaining a secure connection to the subsea well and maintaining well control through the duration of the intervention services. We may also perform down-hole intervention work and provide certain engineering services. We generate revenue in our Robotics segment by operating ROVs and trenchers to provide subsea trenching and burial of pipelines and cables as well as seabed clearance for the oil and gas and the renewable energy markets and to provide offshore construction, well intervention support and IRM services to oil and gas companies. We also provide integrated robotic services by supplying vessels that deploy ROVs and trenchers. We generate revenue in our Production Facilities segment by supplying vessels, personnel and equipment for oil and natural gas processing, well control response services, and oil and gas production from owned properties. We generate revenue in our Shallow Water Abandonment segment by providing decommissioning and intervention services with P&A and CT systems and personnel; by providing marine access to offshore facilities with liftboats, OSVs and the crew boat in order to perform decommissioning, intervention, diving and other work scopes; and by providing diving and platform decommissioning services with the heavy lift barge, DSVs and personnel.

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

We generally account for our services under contracts with customers as a single performance obligation satisfied over time. The single performance obligation in our dayrate contracts is comprised of a series of distinct time increments during which we provide our services. We do not account for activities that are immaterial or not distinct within the context of our contracts as separate performance obligations. Consideration received under a contract is allocated to the single performance obligation on a systematic basis that depicts the pattern of the provision of our services to the customer. We generally consider integrated offerings to be a single performance obligation due to the interdependencies of the offerings.

The total transaction price for a contract is determined by estimating both fixed and unconstrained variable consideration expected to be earned over the term of the contract and excludes certain amounts that have been disputed by our customers. We generally do not provide significant financing or extended payment terms to our customers and do not adjust contract consideration for the time value of money. Estimated variable consideration, if any, is considered to be constrained and therefore is not included in the transaction price until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. At the end of each reporting period, we reassess and update our estimates of variable consideration and amounts of that variable consideration that should be constrained.

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

Contract Balances

Contract assets are rights to consideration in exchange for services that we have provided to a customer when those rights are conditioned on our future performance. Contract assets generally consist of (i) demobilization fees recognized ratably over the contract term but invoiced upon completion of the demobilization activities and (ii) revenue recognized in excess of the amount billed to the customer for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. Contract liabilities are obligations to provide future services to a customer for which we have already received, or have the unconditional right to receive, the consideration for those services from the customer. Contract liabilities may consist of (i) amounts billed to or advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term and/or (ii) amounts billed to the customer in excess of revenue recognized for lump sum contracts when the cost-to-cost method of revenue recognition is utilized. We report the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.

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

We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. At December 31, 2024, we believe we have appropriately accounted for any unrecognized tax benefits.

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

For performance share unit (“PSU”) awards with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For equity PSU awards that are subsequently modified, if, at the modification date, it is probable that the original award would have vested, the cumulative compensation cost to be recognized would equal the grant date fair value of the original equity awards plus the incremental fair value of the modified liability awards.

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

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in “Other income (expense), net” in the consolidated statements of operations. Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2024, 2023 and 2022, our foreign currency transaction losses totaled $1.5 million, $4.4 million and $23.4 million, respectively.

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

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable energy markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) were as follows: 2024 — Shell (12%) and Talos (12%); 2023 — Apache (11%) and Shell (10%); and 2022 — Shell (15%). The revenue concentrations are reported in our Well Intervention, Production Facilities and Shallow Water Abandonment segments.

As of December 31, 2024, 19% of our labor force was covered by collective bargaining agreements or similar arrangements and 13% of our labor force was covered by those agreements that will expire within one year.

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

New Accounting Standards

New accounting standards adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures,” which requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss as well as an amount for other segment items by reportable segment and a description of its composition. ASU No. 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods as well. Among other things, this ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted ASU No. 2023-07 on a retrospective basis starting with this Annual Report for the year ended December 31, 2024. The adoption of this ASU had no impact on our earnings or financial condition and did not have a material impact on our consolidated financial statements other than increased segment disclosures which are reflected in Note 14.

New accounting standards issued but not yet effective

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” which requires entities to disclose, on an annual basis, specific categories in a tabular rate reconciliation using both percentages and reporting currency amounts and to provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that entities disclose on an annual basis: a) income taxes paid (net) disaggregated by federal, state and foreign taxes; b) income taxes paid (net) by individual jurisdiction; c) income (or loss) from continuing operations before income tax expense (or benefit) between domestic and foreign; and d) income tax expense (or benefit) from continuing operations by federal, state and foreign. Certain previous disclosure requirements on unrecognized tax benefits and cumulative amount of temporary differences are eliminated. ASU No. 2023-09 will be effective for us for annual periods beginning January 1, 2025. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires entities to disclose, on an annual and interim basis, specified information about certain costs and expenses: a) the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; b) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; c) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and d) the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU No. 2024-03 will be effective for us for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

We do not expect other recently issued accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

Note 3 — Business Combinations

Alliance Acquisition

We expanded our service capabilities to the U.S. Gulf Coast shelf market with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which we re-branded as Helix Alliance. The aggregate purchase price of the Alliance acquisition was $145.7 million, consisting of $119.0 million of cash on hand and the acquisition-date estimated fair value of $26.7 million related to the post-closing earnout consideration. During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earnout, which was reported at $85.0 million in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2023 and paid in cash on April 3, 2024 (Note 4).

The pro forma summary table below presents the results of operations as if the Alliance acquisition had occurred on January 1, 2022 (in thousands). The unaudited pro forma summary includes certain transaction accounting adjustments as necessary and uses estimates and assumptions based on information available at the time. The pro forma summary is provided for illustrative purposes only and does not purport to represent Helix’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Helix’s future consolidated results of operations.

Year Ended
December 31,
2022
Revenues	$952,837
Net loss	(79,686)

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaids	$26,780	$28,352
Income tax receivable	2,635	—
Contract assets (Note 11)	12,221	5,824
Deferred costs (Note 11)	31,874	36,041
Other	9,512	15,006
Total other current assets	$83,022	$85,223

Other assets, net consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 11)	5,348	587
Other receivable (2)	24,827	25,623
Intangible assets with finite lives, net	3,630	4,105
Other	1,829	1,964
Total other assets, net	$48,178	$44,823
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2 to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and related benefits	$49,521	$59,010
Accrued interest	10,278	4,181
Income tax payable	—	1,938
Deferred revenue (Note 11)	14,914	32,763
Earnout consideration (Note 3)	—	85,000
Other (1)	15,742	20,220
Total accrued liabilities	$90,455	$203,112
(1)	During the third quarter 2023, we acquired five P&A systems and other assets for total consideration of $17.6 million including $6.0 million in cash in addition to credits towards future services offered by us. Amount as of December 31, 2023 included $9.0 million of those credits, which were increased by $2.4 million with a charge to “Other expense, net” during 2024 and were fully utilized as of December 31, 2024.

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred revenue (Note 11)	$699	$—
Asset retirement obligations (Note 15)	62,947	61,356
Other (1)	3,325	4,892
Total other non-current liabilities	$66,971	$66,248
(1)	Amount as of December 31, 2023 included $2.6 million of credits offered by us in exchange for the purchase of P&A equipment, which were fully utilized as of December 31, 2024 (see above).

Note 5 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2024	2023
Vessels	15 to 30 years	$2,383,245	$2,406,089
Systems and equipment	5 to 15 years	345,093	337,913
ROVs and trenchers	5 to 10 years	261,417	252,753
Buildings and other	5 to 39 years	79,000	81,816
Total property and equipment		$3,068,755	$3,078,571

Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034. We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2024, the minimum sublease income to be received in the future was minimal.

The following table details the components of our lease cost (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$87,569	$72,775	$61,067
Variable lease cost	11,113	21,423	20,562
Short-term lease cost	55,879	54,613	29,487
Sublease income	(99)	(1,113)	(1,275)
Net lease cost	$154,462	$147,698	$109,841

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$78,442	$5,324	$83,766
One to two years	66,020	3,442	69,462
Two to three years	61,771	3,871	65,642
Three to four years	55,933	3,368	59,301
Four to five years	52,748	3,185	55,933
Over five years	86,257	15,736	101,993
Total lease payments	$401,171	$34,926	$436,097
Less: imputed interest	(80,564)	(9,567)	(90,131)
Total operating lease liabilities	$320,607	$25,359	$345,966

Current operating lease liabilities	$55,643	$4,339	$59,982
Non-current operating lease liabilities	264,964	21,020	285,984
Total operating lease liabilities	$320,607	$25,359	$345,966

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$67,488	$6,639	$74,127
One to two years	55,453	3,508	58,961
Two to three years	35,200	1,289	36,489
Three to four years	26,245	1,272	27,517
Four to five years	3,040	1,244	4,284
Over five years	—	1,926	1,926
Total lease payments	$187,426	$15,878	$203,304
Less: imputed interest	(22,419)	(2,038)	(24,457)
Total operating lease liabilities	$165,007	$13,840	$178,847

Current operating lease liabilities	$56,602	$6,060	$62,662
Non-current operating lease liabilities	108,405	7,780	116,185
Total operating lease liabilities	$165,007	$13,840	$178,847

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2024		2023		2022
Weighted average remaining lease term	5.9	years	3.1	years	4.0	years
Weighted average discount rate	7.89%		8.20%		7.84%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$80,642	$68,788	$58,129
Right-of-use assets related to new operating lease obligations (1)	220,945	26,502	144,134
(1)	Our operating lease additions are primarily related to the charter extensions for the Siem Helix 1, Siem Helix 2, Grand Canyon II and Shelia Bordelon vessels during the year ended December 31, 2024 (Note 16), the vessel charters for the Glomar Wave and North Sea Enabler vessels during the year ended December 31, 2023, and the charter extensions for the Siem Helix 1, Siem Helix 2, Grand Canyon II, Grand Canyon III and Shelia Bordelon vessels during the year ended December 31, 2022.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
2026 Notes (fully redeemed March 2024)	$—	$40,199
MARAD Debt (matures February 2027)	23,831	32,580
2029 Notes (mature March 2029)	300,000	300,000
Gross debt	323,831	372,779
Unamortized debt discount	(1,186)	(1,404)
Unamortized debt issuance costs	(7,488)	(9,653)
Total debt	315,157	361,722
Less current maturities (1)	(9,186)	(48,292)
Long-term debt	$305,971	$313,430
(1)	Current maturities as of December 31, 2023 included the carrying amount of the 2026 Notes that were subject to conversion and/or redemption in 2024 (see Note 19 for their fair value). Current maturities as of December 31, 2024 and 2023 both included the current portion of the MARAD Debt.

Credit Agreement

On September 30, 2021 we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and subsequently we entered into various amendments (collectively, the “Amended ABL Facility”). The most recent amendment on August 4, 2024 extended the maturity of the Amended ABL Facility and increased the letter of credit basket size. The Amended ABL Facility provides a $120 million asset-based revolving credit facility, which matures on August 2, 2029, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility also permits us to request an increase of the facility by up to $30 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $55 million sub-limit for the issuance of letters of credit. As of December 31, 2024, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $66.6 million, net of $30.0 million of letters of credit issued.

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

In December 2023, we entered into privately negotiated agreements with certain holders of the 2026 Notes to repurchase $159.8 million aggregate principal amount of the 2026 Notes (the “2026 Notes Repurchases”) for 1.5 million shares of our common stock and aggregate cash payments of $229.7 million, plus accrued and unpaid cash interest of $3.8 million. We recognized pre-tax inducement charges of $37.4 million for the 2026 Notes Repurchases in the fourth quarter 2023, representing the total settlement value in excess of the total conversion value of the 2026 Notes Repurchases when the final negotiated offers were accepted. The conversion value paid in excess of the carrying amount of the 2026 Notes Repurchases is reflected in “Common stock” in the shareholders’ equity section of the accompanying consolidated balance sheets.

In December 2023, $0.2 million aggregate principal amount of the 2026 Notes was tendered for conversion. We settled the conversions for $0.3 million cash in March 2024. The conversion value paid in excess of the $0.2 million carrying amount of the 2026 Notes that were tendered for conversion is reflected in “Common stock” in the shareholders’ equity section of the accompanying consolidated balance sheets.

In January 2024, we issued a notice for the redemption of the remaining $40.0 million aggregate principal amount of the 2026 Notes to be settled in March 2024 (the “2026 Notes Redemptions”). The redemption price consisted of the principal amount and the make-whole premium, plus accrued and unpaid interest. Our redemption notice enabled holders of $39.7 million aggregate principal amount of the 2026 Notes to tender their notes for conversion prior to the redemption date, with the remaining $0.3 million aggregate principal amount of the notes redeemed. We settled both the conversions and redemptions for an aggregate $60.2 million cash in March 2024 and recognized pre-tax losses of $20.9 million. These losses are reflected in “Losses related to convertible senior notes” in the accompanying consolidated statement of operations.

In connection with the 2026 Notes offering, we had entered into capped call transactions (the “2026 Capped Calls”) with three separate counterparties to hedge the dilution risk of the 2026 Notes. Concurrently with the 2026 Notes Repurchases and the 2026 Notes Redemptions, we terminated the 2026 Capped Calls with the counterparties, receiving $20.0 million in cash (Note 9).

The 2026 Notes had a coupon interest rate of 6.75% per annum and an effective interest rate of 7.6%. For the years ended December 31, 2024, 2023 and 2022, total interest expense related to the 2026 Notes was $0.4 million, $14.6 million and $14.8 million, respectively, with coupon interest expense of $0.3 million, $13.3 million and $13.5 million, respectively, and the amortization of debt issuance costs of $0.1 million, $1.3 million and $1.3 million, respectively.

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of December 31, 2024, we were in compliance with these covenants.

The Convertible Senior Notes due 2023 (the “2023 Notes”) matured on September 15, 2023. Upon maturity of the 2023 Notes, we paid $29.6 million in cash to settle the conversion of $29.2 million aggregate principal amount of the notes, plus accrued and unpaid interest. We recorded the conversion value in excess of such principal amount converted to “Common stock” in the accompanying consolidated balance sheets. Notes representing the remaining $0.8 million aggregate principal amount of the 2023 Notes were redeemed at par, plus accrued and unpaid interest. The 2023 Notes had a coupon interest rate of 4.125% per annum and an effective interest rate of 4.8%. For the years ended December 31, 2023 and 2022, total interest expense related to the 2023 Notes was $1.0 million and $1.4 million, respectively, primarily from coupon interest expense.

We paid the $35 million remaining principal amount of the 2022 Notes plus accrued interest by delivering cash at maturity on May 1, 2022. The effective interest rate for the 2022 Notes was 4.8%. For the year ended December 31, 2022, total interest expense related to the 2022 Notes was $0.6 million, primarily from coupon interest expense.

Scheduled maturities of our long-term debt outstanding as of December 31, 2024 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,186	$—	$9,186
One to two years	9,644	—	9,644
Two to three years	5,001	—	5,001
Three to four years	—	—	—
Four to five years	—	300,000	300,000
Gross debt	23,831	300,000	323,831
Unamortized debt discount (1)	—	(1,186)	(1,186)
Unamortized debt issuance costs (1)	(1,098)	(6,390)	(7,488)
Total debt	22,733	292,424	315,157
Less current maturities	(9,186)	—	(9,186)
Long-term debt	$13,547	$292,424	$305,971
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$33,901	$21,359	$20,176
Interest income	(11,272)	(4,021)	(1,226)
Net interest expense	$22,629	$17,338	$18,950

Note 8 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our consolidated financial statements.

Components of income tax provision (benefit) reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax provision (benefit):
Domestic	$(97)	$1,510	$—
Foreign	15,918	5,310	8,217
Total current	$15,821	$6,820	$8,217
Deferred tax provision (benefit):
Domestic	$11,638	$8,689	$1,167
Foreign	(1,032)	2,843	3,219
Total deferred	$10,606	$11,532	$4,386
Total income tax provision	$26,427	$18,352	$12,603

Components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(32,980)	$(31,646)	$(13,745)
Foreign	115,044	39,160	(61,436)
Income (loss) before income taxes	$82,064	$7,514	$(75,181)

The primary differences between the income tax provision (benefit) at the U.S. statutory rate and our actual income tax provision (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Taxes at U.S. statutory rate	$17,233	21.0%	$1,578	21.0%	$(15,788)	21.0%
Foreign tax provision	7,944	9.7	1,590	21.2	18,011	(24.0)
Change in valuation allowance	(5,230)	(6.4)	6,374	84.8	8,110	(10.8)
Non-deductible expenses	3,105	3.8	2,926	38.9	2,366	(3.1)
Losses related to convertible senior notes (1)	4,078	5.0	6,372	84.8	—	—
Other	(703)	(0.9)	(488)	(6.5)	(96)	0.1
Income tax provision	$26,427	32.2%	$18,352	244.2%	$12,603	(16.8)%
(1)	Relates to the non-deductibility for U.S. federal income tax purposes of certain charges associated with the 2026 Notes Repurchases and the 2026 Notes Redemptions (Note 7).

After applying the existing Pillar Two laws, we have no incremental Pillar Two taxes. Our income is subject to current taxation in the U.S. (21% statutory rate) and the U.K. (25% statutory rate), or subject to taxation in jurisdictions with statutory rates greater than the Pillar Two threshold of 15%. We will continue to monitor our income, attributes, and taxes by jurisdiction as well as the impact of new and proposed Pillar Two legislation.

For the year ended December 31, 2024, the valuation allowance decreased by $5.7 million, which included a $3.2 million decrease related to a valuation allowance release in Brazil, a $5.2 million increase in assessment on the realizability of U.S. group foreign tax credit carryforward, and a $7.7 million decrease in valuation allowance, which was predominantly driven by current year activity, including adjustments to prior year returns.

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

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2024	2023 (1)
Deferred tax liabilities:
Depreciation	$126,218	$132,178
Operating leases	77,773	38,579
Prepaid and other	14,090	13,105
Total deferred tax liabilities	$218,081	$183,862
Deferred tax assets:
Net operating losses	$(71,244)	$(78,250)
Operating leases	(77,773)	(38,579)
Asset retirement obligations	(13,219)	(12,885)
Reserves, accrued liabilities and other	(17,253)	(24,708)
Total deferred tax assets	(179,489)	(154,422)
Valuation allowance	75,381	81,115
Net deferred tax liabilities	$113,973	$110,555
(1)	Amounts revised for an immaterial correction in the presentation of certain deferred taxes. There is no impact to the net deferred tax liabilities or consolidated financial statements.

At December 31, 2024, our U.S. tax attributes included $8.1 million in tax credits, which are subject to a full valuation allowance. Our non-U.S. net operating losses totaled $283.7 million, which included $228.7 million net operating losses in Luxembourg, and $55.0 million net operating losses in the U.K. and Brazil, which do not expire under local tax law.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by taxing authorities would not have a material impact on our financial position. The tax periods from 2021 through 2024 are open to review and examination by the U.S. Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2020 through 2024.

Note 9 — Shareholders’ Equity

Our amended and restated Articles of Incorporation provide for authorized Common Stock of 240,000,000 shares with no stated par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, issuable in one or more series.

In connection with the 2026 Notes offering (Note 7), we entered into the 2026 Capped Calls with three separate option counterparties. The 2026 Capped Calls were intended to offset some or all of the potential dilution to Helix common shares or increases to the economic cost caused by any conversion of the 2026 Notes up to the cap price. Concurrently with the 2026 Notes Repurchases in December 2023, we terminated a proportionate amount of the 2026 Capped Calls and received $15.6 million in cash, recognizing an increase to “Common stock” of $14.2 million and a $1.4 million gain. Concurrent with the settlement of the 2026 Notes Redemptions in March 2024, we terminated the remaining 2026 Capped Calls and received $4.4 million in cash, recognizing an increase to “Common stock” in the shareholders’ equity section of the accompanying consolidated balance sheet.

Note 10 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program (the “2023 Repurchase Program”). Under the 2023 Repurchase Program, we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 13). During 2024 we repurchased a total of 2,867,293 shares of our common stock for approximately $29.6 million, or an average of $10.33 per share, and during 2023 we repurchased a total of 1,584,045 shares of our common stock for approximately $12.0 million, or an average of $7.57 per share, pursuant to the 2023 Repurchase Program.

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

Note 11 — Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides information about disaggregated revenue by contract duration (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Year ended December 31, 2024
Short-term	$496,164	$156,656	$154,280	$—	$(6,782)	$800,318
Long-term	333,698	141,022	32,699	88,709	(37,886)	558,242
Total	$829,862	$297,678	$186,979	$88,709	$(44,668)	$1,358,560

Year ended December 31, 2023
Short-term	$443,332	$133,740	$241,416	$—	$(3,441)	$815,047
Long-term	264,386	124,135	33,538	87,885	(35,263)	474,681
Total	$707,718	$257,875	$274,954	$87,885	$(38,704)	$1,289,728

Year ended December 31, 2022
Short-term	$395,867	$97,533	$124,810	$—	$(635)	$617,575
Long-term	112,464	94,388	—	82,315	(33,642)	255,525
Total	$508,331	$191,921	$124,810	$82,315	$(34,277)	$873,100

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Year ended December 31, 2024
Production maximization	$408,791	$117,207	$8,469	$88,709	$(29,678)	$593,498
Decommissioning	416,057	17,717	178,462	—	(14,272)	597,964
Renewables	—	152,306	—	—	—	152,306
Other	5,014	10,448	48	—	(718)	14,792
Total	$829,862	$297,678	$186,979	$88,709	$(44,668)	$1,358,560

Year ended December 31, 2023
Production maximization	$228,649	$103,692	$13,825	$87,885	$(17,824)	$416,227
Decommissioning	458,437	47,768	261,129	—	(18,690)	748,644
Renewables	—	99,861	—	—	—	99,861
Other	20,632	6,554	—	—	(2,190)	24,996
Total	$707,718	$257,875	$274,954	$87,885	$(38,704)	$1,289,728

Year ended December 31, 2022
Production maximization	$302,409	$66,068	$9,059	$82,315	$(18,115)	$441,736
Decommissioning	194,985	24,289	115,509	—	(14,977)	319,806
Renewables	635	82,793	—	—	(635)	82,793
Other	10,302	18,771	242	—	(550)	28,765
Total	$508,331	$191,921	$124,810	$82,315	$(34,277)	$873,100

Contract Balances

Net contract assets as of December 31, 2024 and 2023 were $12.2 million and $5.8 million, respectively, and are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 4). The increase in net contract assets was primarily attributable to more revenue recognized in excess of the amount billed to the customer for lump sum contracts. We had no credit losses on our contract assets for the years ended December 31, 2024, 2023 and 2022.

Net contract liabilities as of December 31, 2024 and 2023 totaled $15.6 million and $32.8 million, respectively, and are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets (Note 4). The decrease was primarily attributable to the reduction in deferred mobilization revenue due to the timing of mobilization payments for contracts. Net contract liabilities as of December 31,2023 also included amounts billed to the customer in excess of revenue recognized for a lump sum contract. Revenue recognized for the years ended December 31, 2024, 2023 and 2022 included $36.3 million, $8.7 million and $7.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of December 31, 2024, $1.4 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $680.6 million, $383.8 million and $347.2 million in 2025, 2026, and 2027 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2024.

For the years ended December 31, 2024 and 2023, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial. For the year ended December 31, 2022, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were $1.0 million, which resulted from the retrospective application of certain contractual adjustments.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 4). Our deferred contract costs as of December 31, 2024 and 2023 totaled $37.2 million and $36.6 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded $62.9 million, $43.2 million and $29.7 million, respectively, related to amortization of deferred contract costs. There were no material impairment losses on deferred contract costs for any period presented.

Note 12 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024		2023		2022
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income (loss)	$55,637		$(10,838)		$(87,784)
Less: Undistributed earnings allocated to participating securities	(53)		—		—
Net income (loss) available to common shareholders, basic	$55,584	151,989	$(10,838)	150,917	$(87,784)	151,276

Earnings (loss) per share, basic	$0.37		$(0.07)		$(0.58)

	Year Ended December 31,
	2024		2023		2022
	Income	Shares	Income	Shares	Income	Shares
Diluted:
Net income (loss) available to common shareholders, basic	$55,584	151,989	$(10,838)	150,917	$(87,784)	151,276
Effect of dilutive securities:
Share-based awards other than participating securities	—	2,710	—	—	—	—
Undistributed earnings reallocated to participating securities	1	—	—	—	—	—
Net income (loss) available to common shareholders, diluted	$55,585	154,699	$(10,838)	150,917	$(87,784)	151,276

Earnings (loss) per share, diluted	$0.36		$(0.07)		$(0.58)

We had net losses for the years ended December 31, 2023 and 2022. Accordingly, our diluted EPS calculation for these periods excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable periods. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Diluted shares (as reported)	150,917	151,276
Share-based awards	3,154	2,158
Total	154,071	153,434

The following potentially dilutive shares related to the 2022 Notes, the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
2022 Notes	—	—	600
2023 Notes	—	2,247	3,168
2026 Notes	1,297	28,139	28,676

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

On May 15, 2024, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan, which, among other things, authorizes 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy. The 2005 Incentive Plan currently has 24.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2024, there were approximately 9.4 million shares of our common stock available for issuance under the 2005 Incentive Plan and no incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2024 under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2024 (1)	RSU	375,730	$10.28	33% per year over three years
January 1, 2024 (1)	PSU	351,410	$12.30	100% on December 31, 2026
January 1, 2024 (2)	Restricted stock	5,776	$10.28	100% on January 1, 2026
April 1, 2024 (2)	Restricted stock	2,595	$10.84	100% on January 1, 2026
July 1, 2024 (2)	Restricted stock	2,356	$11.94	100% on January 1, 2026
October 1, 2024 (2)	Restricted stock	2,534	$11.10	100% on January 1, 2026
December 11, 2024 (2)	Restricted stock	89,286	$10.08	100% on December 11, 2025
(1)	Reflects grants to certain officers including our executive officers.
(2)	Reflects grants to certain independent members of our Board.

In January 2025, we granted certain officers 443,401 RSUs and 397,264 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $9.32 per unit or $4.1 million. The grant date fair value of the PSUs was $10.56 per unit or $4.2 million. PSUs and RSUs issued in 2025 are payable in either cash or stock, or a combination thereof, at the discretion of the Compensation Committee. Also in January 2025, we granted $6.7 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board and from time to time our executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2024		2023		2022
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Awards outstanding at beginning of year	193,129	$7.52	387,628	$6.70	853,726	$5.62
Granted	102,547	10.18	148,224	8.68	253,358	5.33
Vested (2)	(146,947)	7.25	(342,723)	7.10	(719,456)	4.94
Forfeited	(34,398)	8.70	—	—	—	—
Awards outstanding at end of year	114,331	$9.90	193,129	$7.52	387,628	$6.70
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)	During the years ended December 31, 2024, 2023 and 2022, total fair value of vested restricted stock was $1.5 million, $2.9 million and $2.9 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, $1.0 million, $1.3 million and $2.5 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost and the weighted average vesting period associated with unvested restricted stock at December 31, 2024 were approximately $0.9 million and 0.8 years, respectively.

PSU Awards

Our PSUs granted beginning in January 2021 may be settled in either cash or shares of our common stock, or a combination thereof, upon vesting at the discretion of the Compensation Committee and generally have been accounted for as equity awards. Those PSUs consist of two components: (i) 50% based on the performance of our common stock against peer group companies (TSR component), which component contains a service and a market condition, and (ii) 50% based on cumulative total Free Cash Flow (FCF component), which component contains a service and a performance condition. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of a three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

The following table summarizes information about our PSU awards:

	Year Ended December 31,
	2024		2023		2022
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
PSU awards outstanding at beginning of year	2,007,584	$5.71	1,888,024	$6.25	1,381,469	$8.34
Granted	351,410	12.30	489,498	9.26	1,065,705	4.25
Vested (2)	(452,381)	5.33	(369,938)	13.15	(559,150)	7.60
PSU awards outstanding at end of year	1,906,613	$7.01	2,007,584	$5.71	1,888,024	$6.25
(1)	Represents the weighted average grant date fair value.
(2)	During the years ended December 31, 2024, 2023 and 2022, our 2021, 2020 and 2019 PSU awards vested at 818,812 shares, 285,778 shares and 876,469 shares, respectively, of our common stock with a total market value of $8.4 million, $3.6 million and $3.2 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, $7.3 million, $4.8 million and $4.8 million, respectively, were recognized as share-based compensation related to PSUs. For the year ended December 31, 2024, we recognized incremental compensation cost of $1.1 million related to the equity-to-liability award modification of 86,538 PSUs granted in 2022 to one of our officers. Future compensation cost and the weighted average vesting period associated with unvested PSU awards at December 31, 2024 were approximately $5.3 million and 0.6 year, respectively.

RSU Awards

Our currently outstanding RSUs may be settled in either cash or shares of our common stock, or a combination thereof, upon vesting at the discretion of the Compensation Committee and have been accounted for as liability awards.

The following table summarizes information about our RSU awards:

	Year Ended December 31,
	2024		2023		2022
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
RSU awards outstanding at beginning of year	1,367,702	$4.82	1,367,294	$3.36	452,381	$4.20
Granted	375,730	10.28	506,436	7.38	1,065,705	3.12
Vested	(674,840)	4.43	(506,028)	3.44	(150,792)	4.20
RSU awards outstanding at end of year	1,068,592	$6.98	1,367,702	$4.82	1,367,294	$3.36
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.

Compensation cost recognized for the years ended December 31, 2024, 2023 and 2022 was $5.8 million and $6.8 million and $3.7 million, respectively, which approximated the fair value of RSUs vested in January 2025, 2024 and 2023, respectively. Future compensation cost based on the fair value of unvested RSUs at December 31, 2024 totaled approximately $3.9 million. The weighted average vesting period related to unvested RSUs at December 31, 2023 was approximately 1.0 years.

Cash Awards

In 2024, 2023 and 2022, we granted fixed value cash awards of $6.1 million, $6.0 million and $5.5 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2024, 2023 and 2022, we recognized compensation costs of $5.4 million and $4.5 million and $4.3 million, respectively, which reflect the cash payouts made in January 2025, 2024 and 2023, respectively.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the years ended December 31, 2024, 2023 and 2022, we made contributions to our defined contribution plans totaling $5.5 million, $4.3 million and $3.0 million, respectively.

Employee Stock Purchase Plan

As of December 31, 2024, 1.0 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

Note 14 — Business Segment Information

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. These reportable segments are strategic business units that utilize different mix of vessels and/or equipment to perform different types of services. We formed the Shallow Water Abandonment segment in the third quarter 2022 following the Alliance acquisition (Note 3). All material intercompany transactions between the segments have been eliminated. See Note 1 for more information on our business segments.

Our chief operating decision maker (“CODM”) is the chief operating officer. The CODM uses segment operating income or loss as the measure of segment profit or loss to evaluate segment performance by comparing the results of each segment with its annual budgeted amounts and monthly forecasts as well as the results of other segments. The CODM also uses segment operating income or loss to allocate company resources (including employees, property, and financial resources) to each segment. Information about our segment revenues and our measure of segment profit or loss is shown as follows (in thousands):

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Year ended December 31, 2024
External revenues	$823,472	$259,639	$186,740	$88,709	$1,358,560
Intersegment revenues (1)	6,390	38,039	239	—	44,668
Segment revenues	829,862	297,678	186,979	88,709	1,403,228
Elimination of intersegment revenues					(44,668)
Total consolidated net revenues					$1,358,560

Less (2):
Direct cost of revenues	(704,120)	(203,849)	(175,111)	(64,429)
Operations support	(15,130)	(5,542)	(12,645)	(514)
Selling, general and administrative expenses	(16,991)	(10,944)	(8,396)	(2,513)
Other segment items (3)	(416)	—	(150)	87
Segment operating income (loss)	$93,205	$77,343	$(9,323)	$21,340	$182,565

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Year ended December 31, 2023
External revenues	$704,365	$222,612	$274,866	$87,885	$1,289,728
Intersegment revenues (1)	3,353	35,263	88	—	38,704
Segment revenues	707,718	257,875	274,954	87,885	1,328,432
Elimination of intersegment revenues					(38,704)
Total consolidated net revenues					$1,289,728

Less (2):
Direct cost of revenues	(646,127)	(192,419)	(186,873)	(63,785)
Operations support	(14,427)	(4,838)	(16,820)	(606)
Selling, general and administrative expenses	(14,766)	(8,468)	(5,088)	(2,662)
Other segment items (3)	—	300	67	—
Segment operating income	$32,398	$52,450	$66,240	$20,832	$171,920

Year ended December 31, 2022
External revenues	$507,696	$158,279	$124,810	$82,315	$873,100
Intersegment revenues (1)	635	33,642	—	—	34,277
Segment revenues	508,331	191,921	124,810	82,315	907,377
Elimination of intersegment revenues					(34,277)
Total consolidated net revenues					$873,100

Less (2):
Direct cost of revenues	(536,923)	(150,020)	(92,036)	(51,165)
Operations support	(11,515)	(4,394)	(8,855)	(484)
Selling, general and administrative expenses	(12,949)	(7,526)	(1,735)	(3,465)
Segment operating income (loss)	$(53,056)	$29,981	$22,184	$27,201	$26,310
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments. Beginning in 2024, certain intersegment revenues of Well Intervention are no longer evaluated by the CODM in his assessment of the segment’s results as those revenues are pass-through amounts related to non-core services. For the years ended December 31, 2024, 2023 and 2022, $27.6 million, $25.0 million and $15.9 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. This change has no impact on our segment profit or our consolidated revenues and operating income (loss).
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)	Other segment items relate to gain (loss) on disposition of assets, net.

The table below provides a reconciliation of segment profit to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of segment profit —
Segment operating income	$182,565	$171,920	$26,310
Change in fair value of contingent consideration	—	(42,246)	(16,054)
Corporate, eliminations and other	(55,130)	(66,164)	(55,111)
Net interest expense	(22,629)	(17,338)	(18,950)
Losses related to convertible senior notes	(20,922)	(37,277)	—
Other non-operating expense, net	(1,820)	(1,381)	(11,376)
Income (loss) before income taxes	$82,064	$7,514	$(75,181)

The following items are also regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2024	2023	2022
Capital expenditures (1) —
Well Intervention	$10,955	$7,763	$17,617
Robotics	10,402	3,957	15,603
Shallow Water Abandonment	1,403	6,890	532
Production Facilities	—	—	(1,424)
Corporate, eliminations and other	543	978	1,176
Total	$23,303	$19,588	$33,504

Depreciation and amortization (2) —
Well Intervention	$123,517	$113,025	$103,952
Robotics	7,601	9,604	12,209
Shallow Water Abandonment	20,463	20,150	8,172
Production Facilities	21,279	21,028	18,520
Corporate and eliminations	432	309	(167)
Total	$173,292	$164,116	$142,686
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$542,860	$644,755	$447,205
North Sea (1)	249,968	274,745	206,647
Brazil	185,538	177,070	81,940
Asia Pacific	222,119	163,957	43,648
West Africa	71,960	8,423	87,488
Other	86,115	20,778	6,172
Total	$1,358,560	$1,289,728	$873,100
(1)	Includes revenues generated from the U.K. of $181.8 million, $236.2 million and $167.0 million, respectively, during the years ended December 31, 2024, 2023 and 2022.

Vessels, systems and other property and equipment work in various offshore basins around the world such as the U.S. Gulf Coast, U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Vessels and equipment may temporarily work in a region other than the country in which those assets are based. For instance, the Q4000 and related IRS system, which are based in the U.S., are temporarily operating offshore West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant country where those assets are based (in thousands):

	December 31,
	2024	2023
U.S.	$659,721	$735,406
U.K.	578,505	617,819
Brazil	199,627	219,624
Total	$1,437,853	$1,572,849

The CODM does not regularly review segment asset information as management’s focus is on operating performance and cash flow generation. As such, we have omitted the disclosure of total assets by segment.

Note 15 — Asset Retirement Obligations

Our AROs relate to mature offshore oil and gas properties that we acquired with the intention to perform decommissioning work at the end of their life cycles. In August 2022, we acquired from MP Gulf of Mexico, LLC (“MP GOM”), a joint venture controlled by Murphy Exploration & Production Company – USA, all of MP GOM’s 62.5% interest in the Thunder Hawk Field oil and gas properties, in exchange for the assumption of MP GOM’s abandonment obligations (initially estimated at $23.6 million). Our AROs also include P&A costs associated with our Droshky oil and gas properties (Note 4). The following table describes the changes in our AROs (in thousands):

	2024	2023	2022
AROs at January 1,	$61,356	$51,956	$29,658
Liability incurred during the period	—	—	23,601
Revisions in estimates	(4,010)	3,257	(3,285)
Accretion expense	5,601	6,143	1,982
AROs at December 31,	$62,947	$61,356	$51,956

Note 16 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Sea1 Offshore (formerly Siem Offshore) for the Siem Helix 1 and Siem Helix 2 vessels, whose terms expire in December 2030 and December 2031, respectively. Our Robotics segment has vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the North Sea Enabler and the Glomar Wave. Our time charter agreement for the Grand Canyon II expires in December 2030. Our time charter agreement for the Grand Canyon III expires in May 2028. Our time charter agreement for the Shelia Bordelon in the U.S. Gulf Coast expires in June 2026. Our time charter agreement for the North Sea Enabler expires in December 2025. We have a three-year charter agreement for the Glomar Wave in the North Sea that expires in 2025.

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

Note 17 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest paid	$25,447	$20,984	$18,267
Income taxes paid (1)	14,124	7,394	9,516
(1)	Exclusive of any income tax refunds. During the years ended December 31, 2022, we received refunds related to the U.S. Coronavirus Aid, Relief, and Economic Security Act of $1.1 million.

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2024 and 2023, these non-cash capital additions totaled $0.1 million and $1.1 million, respectively.

Non-cash financing activities during the year ended December 31, 2024 included the non-cash settlement of the entire $14.0 million financing liabilities with certain customer receivables. We incurred these financing liabilities as a result of the purchase of P&A equipment in 2023 (Note 4). Non-cash investing and financing activities for the year ended December 31, 2023 included financing liabilities with an estimated fair value of $11.6 million at the time of the P&A equipment purchase in 2023. Non-cash financing activities for the year ended December 31, 2023 included the issuance of 1.5 million shares of our common stock for the repurchase of a portion of our 2026 Notes. Non-cash investing activities for the year ended December 31, 2022 included $26.7 million in estimated fair value of contingent earnout consideration as of July 1, 2022, the date of the Alliance acquisition (Note 3).

Note 18 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2024 (in thousands):

	Allowance for	Deferred Tax Asset
	Credit Losses	Valuation Allowance
Balance at December 31, 2021	$1,477	$14,047
Additions (1)	800	—
Adjustments (2)	—	8,110
Balance at December 31, 2022	2,277	22,157
Additions (1) (3)	1,149	51,354
Write-offs (4)	(19)	—
Adjustments (2)	—	7,604
Balance at December 31, 2023	3,407	81,115
Additions (1)	275	—
Adjustments (5)	—	(5,734)
Balance at December 31, 2024	$3,682	$75,381
(1)	The additions in allowance for credit losses relate to reserves for expected credit losses during the respective years.
(2)	The increase in valuation allowance relates to current year activity, including adjustments to prior year returns, and the related change in unrealized net deferred tax assets.
(3)	The addition in valuation allowance relates to the adjustment for a change in assessment on the realizability of our Luxembourg net operating losses from remote to less likely than not.
(4)	The write-offs of allowance for credit losses reflect certain receivables related to our Robotics segment that were previously reserved and subsequently deemed to be uncollectible.
(5)	The net decrease in valuation allowance included a $3.2 million decrease related to a valuation allowance release in Brazil, a $5.2 million increase in assessment on the realizability of U.S. group foreign tax credit carryforward, and a $7.7 million decrease in valuation allowance, which was predominantly driven by current year activity, including adjustments to prior year returns.

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

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
2026 Notes (fully redeemed March 2024)	$—	$—	$40,199	$64,117
MARAD Debt (matures February 2027)	23,831	23,505	32,580	32,348
2029 Notes (mature March 2029)	300,000	319,500	300,000	315,987
Total debt	$323,831	$343,005	$372,779	$412,452
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) During the three-month period ended December 31, 2024, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Shareholders to be held on May 14, 2025. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

Code of Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees as well as a Code of Ethics for Chief Executive Officer and Senior Financial Officers specific to those officers. Copies of these documents are available under Corporate Governance of the Investor Relations section of our website www.helixesg.com. Interested parties may also request a free copy of these documents from:

Helix Energy Solutions Group, Inc.

ATTN: Corporate Secretary

3505 W. Sam Houston Parkway N., Suite 400

Houston, Texas 77043

Insider Trading Compliance Program

We have adopted the Helix Energy Solutions Group, Inc. Insider Trading Compliance Program and the Insider Trading Policy (Guidelines with Respect to Certain Transactions in Company Securities), included as an exhibit to the Insider Trading Compliance Program, to govern transactions in the Company’s securities by employees, officers, directors and other related individuals of the Company and its subsidiaries. The Insider Trading Policy prohibits transactions involving a purchase or sale of Company securities while an individual is in possession of material non-public information and provides for trading windows during which the Company’s securities can be bought, sold or otherwise transferred. The Insider Trading Compliance Program and the Insider Trading Policy are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the NYSE. The foregoing summary of the Insider Trading Compliance Program and the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Compliance Trading Program and the Insider Trading Policy attached to this Annual Report as Exhibit 19.1 and incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Shareholders to be held on May 14, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Shareholders to be held on May 14, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Shareholders to be held on May 14, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Shareholders to be held on May 14, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(1)	Financial Statements

The following financial statements included on pages 45 through 80 of this Annual Report are for the fiscal year ended December 31, 2024.

●	Report of Independent Registered Public Accounting Firm
●	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.	Filed herewith
4.2	Form of Common Stock certificate.	Exhibit 4.7 to the Form 8-A filed on June 30, 2006 (001-32936)
4.3	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000.	Exhibit 4.4 to the 2001 Form 10-K filed on March 28, 2002 (000-22739)
4.4	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002.	Exhibit 4.9 to the 2002 Form 10-K/A filed on April 8, 2003 (000-22739)
4.5	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002.	Exhibit 4.4 to the Form S-3 filed on February 26, 2003 (333-103451)
4.6	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003.	Exhibit 4.12 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.7	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004.	Exhibit 4.13 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.8	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.9	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.10	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.11	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.12	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.13	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027.	Exhibit A to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.14	Form of Third Amended and Restated Promissory Note to United States of America.	Exhibit 4.7 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.15	Senior Debt Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.16	First Supplemental Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.17	Second Supplemental Indenture, dated as of March 20, 2018, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on March 21, 2018 (001-32936)
4.18	Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.19	First Supplemental Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.20

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
4.21

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
4.22

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
4.23

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
4.24

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

Exhibit 4.1 to the Current Report on Form 8-K filed on November 15, 2023 (001-32936)
4.25

Amendment No. 4, dated as of August 2, 2024 to Loan, Security and Guaranty Agreement dated as of September 30, 2021, among Helix Energy Solutions Group, Inc., Helix Well Ops Inc., Helix Robotics Solutions, Inc., Deepwater Abandonment Alternatives, Inc., Alliance Offshore, L.L.C., Triton Diving Services, LLC, Alliance Energy Services, LLC, Helix Well Ops (U.K.) Limited and Helix Robotics Solutions Limited as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent and security trustee for the lenders, as previously amended.

Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2024 (001-32936)
4.26	Indenture, dated as of December 1, 2023, by and among Helix Energy Solutions Group, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 1, 2023 (001-32936)
10.1 *	2009 Long-Term Incentive Cash Plan of Helix Energy Solutions Group, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.2 *	Form of Award Letter related to the 2009 Long-Term Incentive Cash Plan.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2009 (001-32936)
10.3 *	2005 Long Term Incentive Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2024.	Annex A to the Definitive Proxy Statement filed on April 3, 2024 (001-32936)
10.4 *	Form of Restricted Stock Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2011 (001-32936)
10.5 *	Form of Performance Share Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 14, 2020 (001-32936)
10.6 *	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2020 (001-32936)
10.7 *	Employee Stock Purchase Plan of Helix Energy Solutions Group, Inc., as Amended and Restated Effective May 15, 2019.	Annex B to the Definitive Proxy Statement filed on April 2, 2019 (001-32936)
10.8 *	Employment Agreement between Owen Kratz and the Company dated February 28, 1999.	Exhibit 10.5 to the 1998 Form 10-K filed on March 31, 1999 (000-22739)
10.9 *	Employment Agreement between Owen Kratz and the Company dated November 17, 2008.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2008 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.10 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz effective May 22, 2020.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.11 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated May 11, 2015.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.12 *	Deferred Compensation Agreement by and between Helix Energy Solutions Group, Inc. and Scotty Sparks dated January 1, 2012.	Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 12, 2015 (001-32936)
10.13 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Scotty Sparks effective May 22, 2020.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.14 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Erik Staffeldt dated June 5, 2017.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2017 (001-32936)
10.15 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Erik Staffeldt effective May 22, 2020.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
10.16 *	Employment Agreement by and between Helix Energy Solutions Group, Inc. and Ken Neikirk dated May 1, 2019.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 26, 2019 (001-32936)
10.17 *	First Amendment to Employment Agreement between Helix Energy Solutions Group, Inc. and Ken Neikirk effective May 22, 2020.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 22, 2020 (001-32936)
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

Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2023 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.24	Form of Purchase Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
10.25	Form of Exchange Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	Exhibit 14.1 to the 2021 Form 10-K filed on February 24, 2022 (001-32936)
19.1	Helix Energy Solutions Group, Inc. Insider Trading Compliance Program.	Filed herewith
21.1	List of Helix’s Subsidiaries.	Filed herewith
23.1	Consent of KPMG LLP.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
97.1	Mandatory Recoupment Policy.	Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2023 (001-32936)
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

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

February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director	February 26, 2025
Owen Kratz	(principal executive officer)

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer	February 26, 2025
Erik Staffeldt	(principal financial officer)

/s/ BRENT ARRIAGA	Chief Accounting Officer and Corporate Controller	February 26, 2025
Brent Arriaga	(principal accounting officer)

/s/ DIANA GLASSMAN	Director	February 26, 2025
Diana Glassman

/s/ PAULA HARRIS	Director	February 26, 2025
Paula Harris

/s/ T. MITCH LITTLE	Director	February 26, 2025
T. Mitch Little

/s/ JOHN V. LOVOI	Director	February 26, 2025
John V. Lovoi

/s/ AMY H. NELSON	Director	February 26, 2025
Amy H. Nelson

/s/ WILLIAM L. TRANSIER	Director	February 26, 2025
William L. Transier