Form 10-Q
period 2025-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2025-07-24
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 21, 2025, 146,985,573 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$319,743	$368,030
Accounts receivable, net of allowance for credit losses of $3,795 and $3,682, respectively	327,921	258,630
Other current assets	112,735	83,022
Total current assets	760,399	709,682
Property and equipment	3,199,321	3,068,755
Less accumulated depreciation	(1,745,033)	(1,630,902)
Property and equipment, net	1,454,288	1,437,853
Operating lease right-of-use assets	314,263	329,649
Deferred recertification and dry dock costs, net	97,576	71,718
Other assets, net	46,035	48,178
Total assets	$2,672,561	$2,597,080

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,255	$144,793
Accrued liabilities	104,772	90,455
Current maturities of long-term debt	9,412	9,186
Current operating lease liabilities	61,525	59,982
Total current liabilities	347,964	304,416
Long-term debt	302,200	305,971
Operating lease liabilities	270,119	285,984
Deferred tax liabilities	114,734	113,973
Other non-current liabilities	68,768	66,971
Total liabilities	1,103,785	1,077,315
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 146,986 and 150,243 shares issued, respectively	1,219,477	1,252,253
Retained earnings	368,561	368,087
Accumulated other comprehensive loss	(19,262)	(100,575)
Total shareholders’ equity	1,568,776	1,519,765
Total liabilities and shareholders’ equity	$2,672,561	$2,597,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$302,288	$364,797	$580,352	$661,008
Cost of sales	287,340	289,311	537,866	565,968
Gross profit	14,948	75,486	42,486	95,040
Loss on disposition of assets, net	—	—	—	(150)
Selling, general and administrative expenses	(18,100)	(22,293)	(37,466)	(42,973)
Income (loss) from operations	(3,152)	53,193	5,020	51,917
Net interest expense	(5,875)	(5,891)	(11,581)	(11,368)
Losses related to convertible senior notes	—	—	—	(20,922)
Other income (expense), net	437	(382)	80	(2,598)
Royalty income and other	(5)	94	1,411	2,000
Income (loss) before income taxes	(8,595)	47,014	(5,070)	19,029
Income tax provision (benefit)	(5,997)	14,725	(5,544)	13,027
Net income (loss)	$(2,598)	$32,289	$474	$6,002

Earnings (loss) per share of common stock:
Basic	$(0.02)	$0.21	$0.00	$0.04
Diluted	$(0.02)	$0.21	$0.00	$0.04

Weighted average common shares outstanding:
Basic	148,515	152,234	149,770	152,301
Diluted	148,515	155,024	150,539	155,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,598)	$32,289	$474	$6,002
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	54,128	266	81,313	(6,417)
Comprehensive income (loss)	$51,530	$32,555	$81,787	$(415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, March 31, 2025	151,530	$1,247,496	$371,159	$(73,390)	$1,545,265
Net loss	—	—	(2,598)	—	(2,598)
Foreign currency translation adjustments	—	—	—	54,128	54,128
Repurchases of common stock	(4,643)	(30,183)	—	—	(30,183)
Activity in company stock plans, net and other	99	643	—	—	643
Share-based compensation	—	1,521	—	—	1,521
Balance, June 30, 2025	146,986	$1,219,477	$368,561	$(19,262)	$1,568,776

Balance, March 31, 2024	152,450	$1,270,357	$286,163	$(89,698)	$1,466,822
Net income	—	—	32,289	—	32,289
Foreign currency translation adjustments	—	—	—	266	266
Repurchases of common stock	(475)	(5,186)	—	—	(5,186)
Activity in company stock plans, net and other	76	769	—	—	769
Share-based compensation	—	1,828	—	—	1,828
Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765
Net income	—	—	474	—	474
Foreign currency translation adjustments	—	—	—	81,313	81,313
Repurchases of common stock	(4,643)	(30,183)	—	—	(30,183)
Activity in company stock plans, net and other	1,386	(5,636)	—	—	(5,636)
Share-based compensation	—	3,043	—	—	3,043
Balance, June 30, 2025	146,986	$1,219,477	$368,561	$(19,262)	$1,568,776

Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	6,002	—	6,002
Foreign currency translation adjustments	—	—	—	(6,417)	(6,417)
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Repurchases of common stock	(938)	(10,218)	—	—	(10,218)
Termination of capped calls	—	4,381	—	—	4,381
Activity in company stock plans, net and other	698	(1,302)	—	—	(1,302)
Share-based compensation	—	3,426	—	—	3,426
Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$474	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of deferred recertification and dry dock costs	67,198	71,896
Amortization of deferred recertification and dry dock costs	20,673	17,928
Deferred recertification and dry dock costs	(33,931)	(20,330)
Payment of earnout consideration	—	(58,300)
Amortization of debt discount	117	107
Amortization of debt issuance costs	1,015	1,110
Share-based compensation	3,306	3,689
Deferred income taxes	931	9,613
Loss on disposition of assets, net	—	150
Losses related to convertible senior notes	—	20,922
Unrealized foreign currency (gain) loss	(1,333)	2,114
Changes in operating assets and liabilities:
Accounts receivable, net	(62,426)	(5,621)
Other current assets	(143)	19,020
Income tax receivable, net of income tax payable	(26,729)	(2,164)
Accounts payable and accrued liabilities	26,618	(16,850)
Other, net	3,539	3,034
Net cash provided by (used in) operating activities	(691)	52,320

Cash flows from investing activities:
Capital expenditures	(8,958)	(7,594)
Proceeds from insurance recoveries	—	363
Net cash used in investing activities	(8,958)	(7,231)

Cash flows from financing activities:
Payments related to convertible senior notes	—	(60,720)
Repayment of MARAD Debt	(4,537)	(4,322)
Proceeds from settlement of capped calls	—	4,381
Debt issuance costs	—	(1,091)
Repurchases of common stock	(30,214)	(10,189)
Payments related to tax withholding for share-based compensation	(7,266)	(4,003)
Proceeds from issuance of ESPP shares	1,237	1,118
Payment of earnout consideration	—	(26,700)
Net cash used in financing activities	(40,780)	(101,526)

Effect of exchange rate changes on cash and cash equivalents	2,142	(688)
Net decrease in cash and cash equivalents	(48,287)	(57,125)
Cash and cash equivalents:
Balance, beginning of year	368,030	332,191
Balance, end of period	$319,743	$275,066

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our balance sheet as of December 31, 2024 included herein has been derived from the audited balance sheet as of December 31, 2024 included in our 2024 Annual Report on Form 10-K (our “2024 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures,” which requires entities to disclose, on an annual basis, specific categories in a tabular rate reconciliation using both percentages and reporting currency amounts and to provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that entities disclose on an annual basis: a) income taxes paid (net) disaggregated by federal, state and foreign taxes; b) income taxes paid (net) by individual jurisdiction; c) income (or loss) from continuing operations before income tax expense (or benefit) between domestic and foreign; and d) income tax expense (or benefit) from continuing operations by federal, state and foreign. Certain previous disclosure requirements on unrecognized tax benefits and cumulative amount of temporary differences are eliminated. ASU No. 2023-09 will be effective for us for annual periods beginning January 1, 2025. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

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

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to safely and efficiently enhance and extend the lives of existing oil and gas reserves;
●	Decommissioning — we are a full-field abandonment contractor and believe that regulatory push for plug and abandonment (“P&A”) and transition to renewable energy will facilitate the continued growth of the abandonment market; and
●	Renewables — we are an established global leader in jet trenching and provide specialty support services to renewable energy developments (primarily offshore wind farms), including boulder removal and unexploded ordnance clearance.

We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of America (deepwater and shelf), U.S. East Coast, Brazil, North Sea, Asia Pacific and West Africa regions. Our North Sea operations and our Gulf of America shelf operations are usually subject to seasonal changes in activity levels, which generally peak in the summer months and decline in the winter months. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaids	$21,681	$26,780
Income tax receivable	28,523	2,635
Contract assets (Note 8)	13,204	12,221
Deferred costs (Note 8)	41,107	31,874
Other	8,220	9,512
Total other current assets	$112,735	$83,022

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 8)	2,273	5,348
Other receivable (2)	26,030	24,827
Intangible assets with finite lives, net	3,507	3,630
Other	1,681	1,829
Total other assets, net	$46,035	$48,178
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2, which may be used to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and related benefits	$33,012	$49,521
Accrued interest	10,196	10,278
Deferred revenue (Note 8)	38,630	14,914
Other	22,934	15,742
Total accrued liabilities	$104,772	$90,455

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred revenue (Note 8)	$—	$699
Asset retirement obligations (Note 12)	65,794	62,947
Other	2,974	3,325
Total other non-current liabilities	$68,768	$66,971

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$23,349	$22,357	$44,579	$42,832
Variable lease cost	2,686	3,060	5,032	6,117
Short-term lease cost	12,746	13,745	21,689	22,659
Sublease income	(29)	(22)	(58)	(44)
Net lease cost	$38,752	$39,140	$71,242	$71,564

Maturities of our operating lease liabilities as of June 30, 2025 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$79,119	$4,331	$83,450
One to two years	65,767	3,684	69,451
Two to three years	64,491	4,624	69,115
Three to four years	55,173	2,652	57,825
Four to five years	52,749	4,407	57,156
Over five years	60,099	14,089	74,188
Total lease payments	$377,398	$33,787	$411,185
Less: imputed interest	(70,258)	(9,283)	(79,541)
Total operating lease liabilities	$307,140	$24,504	$331,644

Current operating lease liabilities	$57,884	$3,641	$61,525
Non-current operating lease liabilities	249,256	20,863	270,119
Total operating lease liabilities	$307,140	$24,504	$331,644

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$78,442	$5,324	$83,766
One to two years	66,020	3,442	69,462
Two to three years	61,771	3,871	65,642
Three to four years	55,933	3,368	59,301
Four to five years	52,748	3,185	55,933
Over five years	86,257	15,736	101,993
Total lease payments	$401,171	$34,926	$436,097
Less: imputed interest	(80,564)	(9,567)	(90,131)
Total operating lease liabilities	$320,607	$25,359	$345,966

Current operating lease liabilities	$55,643	$4,339	$59,982
Non-current operating lease liabilities	264,964	21,020	285,984
Total operating lease liabilities	$320,607	$25,359	$345,966

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2025		2024
Weighted average remaining lease term	5.5	years	5.9	years
Weighted average discount rate	7.82%		7.89%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for operating lease liabilities	$43,394	$38,877
Right-of-use assets related to new operating lease liabilities (1)	14,692	207,511
(1)	Our operating lease additions are primarily related to the charter for the Trym during the six-month period ended June 30, 2025, and the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon during the six-month period ended June 30, 2024 (Note 13).

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2025 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,412	$—	$9,412
One to two years	9,882	—	9,882
Two to three years	—	—	—
Three to four years	—	300,000	300,000
Gross debt	19,294	300,000	319,294
Unamortized debt discount (1)	—	(1,069)	(1,069)
Unamortized debt issuance costs (1)	(854)	(5,759)	(6,613)
Total debt	18,440	293,172	311,612
Less current maturities	(9,412)	—	(9,412)
Long-term debt	$9,028	$293,172	$302,200
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

Below is a summary of our indebtedness:

Credit Agreement

On September 30, 2021, we entered into an asset-based credit agreement with Bank of America, N.A. (“Bank of America”), Wells Fargo Bank, N.A. and Zions Bancorporation and subsequently we entered into various amendments (collectively, the “Amended ABL Facility”). The Amended ABL Facility provides a $120 million asset-based revolving credit line that matures on August 2, 2029, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $50 million. The Amended ABL Facility permits us to request an increase of the facility of up to $30 million, subject to certain conditions.

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash and provides for a $55 million sub-limit for the issuance of letters of credit. As of June 30, 2025, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $70.5 million, net of $1.5 million of letters of credit issued.

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

Senior Notes Due 2029 (“2029 Notes”)

On December 1, 2023, we issued $300 million aggregate principal amount of the 2029 Notes. The net proceeds from the issuance of the 2029 Notes were approximately $291.1 million after deducting the purchasers’ discount and debt issuance costs. We used cash proceeds from the offering to redeem our former Convertible Senior Notes due 2026 (the “2026 Notes”). See details regarding the redemption of the 2026 Notes below.

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

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of June 30, 2025, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	June 30,		June 30,
	2025	2024	2025	2024
Interest expense	$8,253	$8,402	$16,492	$17,180
Interest income	(2,378)	(2,511)	(4,911)	(5,812)
Net interest expense	$5,875	$5,891	$11,581	$11,368

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and six-month periods ended June 30, 2025, we recognized income tax benefit of $6.0 million and $5.5 million, respectively, resulting in effective tax rates of 69.8% and 109.3% respectively. The effective tax rates for these periods were impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings. For the three- and six-month periods ended June 30, 2024, we recognized income tax provision of $14.7 million and $13.0 million, respectively, resulting in effective tax rates of 31.3% and 68.5%, respectively. The effective rate for the three-month period ended June 30, 2024 was impacted by certain non-deductible expenses and non-creditable foreign income taxes. The effective rate for the six-month period ended June 30, 2024 was impacted by the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event.

Note 7 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). As of June 30, 2025, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program. During the six-month period ended June 30, 2025, we repurchased a total of 4,643,060 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $30.0 million. During the six-month period ended June 30, 2024, we repurchased a total of 937,585 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $10.2 million.

The 2023 Repurchase Program has no set expiration date. Repurchases under the 2023 Repurchase Program have been made through open market purchases in compliance with Rule 10b-18 as well as a plan established under Rule 10b5-1 under the Exchange Act, and may also be made through privately negotiated transactions or future plans, instructions or contracts established under Rule 10b5-1. The manner, timing and amount of any purchase will be determined by management at its discretion based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. Any repurchased shares are cancelled.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended June 30, 2025
Short-term	$46,130	$64,779	$46,550	$—	$(8)	$157,451
Long-term	110,656	20,793	4,068	17,081	(7,761)	144,837
Total	$156,786	$85,572	$50,618	$17,081	$(7,769)	$302,288

Three months ended June 30, 2024 (1)
Short-term	$153,152	$44,193	$42,369	$—	$(106)	$239,608
Long-term	64,609	37,056	8,472	25,400	(10,348)	125,189
Total	$217,761	$81,249	$50,841	$25,400	$(10,454)	$364,797

Six months ended June 30, 2025
Short-term	$70,353	$87,329	$62,121	$—	$(60)	$219,743
Long-term	284,807	49,285	5,315	36,918	(15,716)	360,609
Total	$355,160	$136,614	$67,436	$36,918	$(15,776)	$580,352

Six months ended June 30, 2024 (1)
Short-term	$287,566	$69,369	$67,732	$—	$(6,433)	$418,234
Long-term	141,495	62,189	9,962	49,552	(20,424)	242,774
Total	$429,061	$131,558	$77,694	$49,552	$(26,857)	$661,008

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended June 30, 2025
Production maximization	$26,800	$29,554	$1,270	$17,081	$(702)	$74,003
Decommissioning	128,762	7,233	49,348	—	(6,622)	178,721
Renewables	—	41,987	—	—	—	41,987
Other	1,224	6,798	—	—	(445)	7,577
Total	$156,786	$85,572	$50,618	$17,081	$(7,769)	$302,288

Three months ended June 30, 2024 (1)
Production maximization	$108,043	$20,596	$3,009	$25,400	$(6,560)	$150,488
Decommissioning	109,546	7,099	47,832	—	(3,547)	160,930
Renewables	—	50,493	—	—	—	50,493
Other	172	3,061	—	—	(347)	2,886
Total	$217,761	$81,249	$50,841	$25,400	$(10,454)	$364,797

Six months ended June 30, 2025
Production maximization	$123,762	$54,280	$2,346	$36,918	$(4,674)	$212,632
Decommissioning	229,445	11,249	65,014	—	(10,657)	295,051
Renewables	—	58,761	76	—	—	58,837
Other	1,953	12,324	—	—	(445)	13,832
Total	$355,160	$136,614	$67,436	$36,918	$(15,776)	$580,352

Six months ended June 30, 2024 (1)
Production maximization	$177,978	$39,032	$6,251	$49,552	$(17,438)	$255,375
Decommissioning	250,824	12,511	71,443	—	(9,068)	325,710
Renewables	—	74,665	—	—	—	74,665
Other	259	5,350	—	—	(351)	5,258
Total	$429,061	$131,558	$77,694	$49,552	$(26,857)	$661,008
(1)	For the three- and six-month periods ended June 30, 2024, $6.9 million and $12.1 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. See Note 11 regarding this change in prior year reported segment information.

Contract Balances

Net contract assets were $13.2 million as of June 30, 2025 and $12.2 million as of December 31, 2024 and are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). The increase in net contract assets was primarily attributable to more revenue recognized in excess of the amount billed to the customer for lump sum contracts, offset in part by less revenue recognized for demobilization fees. We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2025 and 2024.

Net contract liabilities totaled $38.6 million as of June 30, 2025 and $15.6 million as of December 31, 2024 and are reflected as “Deferred revenue,” a component of “Accrued liabilities” and ‘Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). The increase was primarily attributable to an increase in deferred mobilization revenue. Revenue recognized for the three- and six-month periods ended June 30, 2025 included $13.8 million and $19.0 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2024 included $18.2 million and $31.0 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of June 30, 2025, $1.3 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $424.7 million, $450.4 million and $407.5 million in 2025, 2026, 2027 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2025.

For the three- and six-month periods ended June 30, 2025 and 2024, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $43.4 million as of June 30, 2025 and $37.2 million as of December 31, 2024. For the three- and six-month periods ended June 30, 2025, we recorded $16.8 million and $33.2 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2024, we recorded $11.0 million and $31.3 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2024 Form 10-K.

Note 9 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted earnings per share (“EPS”) amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$(2,598)		$32,289
Less: Undistributed earnings allocated to participating securities	—		(33)
Net income (loss) available to common shareholders, basic	$(2,598)	148,515	$32,256	152,234

Earnings (loss) per share, basic	$(0.02)		$0.21

Diluted:
Net income (loss) available to common shareholders, basic	$(2,598)	148,515	$32,256	152,234
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	2,790
Undistributed earnings reallocated to participating securities	—	—	1	—
Net income (loss) available to common shareholders, diluted	$(2,598)	148,515	$32,257	155,024

Earnings (loss) per share, diluted	$(0.02)		$0.21

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
	Income	Shares	Income	Shares
Basic:
Net income	$474		$6,002
Less: Undistributed earnings allocated to participating securities	—		(6)
Net income available to common shareholders, basic	$474	149,770	$5,996	152,301

Earnings per share, basic	$0.00		$0.04

Diluted:
Net income available to common shareholders, basic	$474	149,770	$5,996	152,301
Effect of dilutive securities:
Share-based awards other than participating securities	—	769	—	2,771
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income available to common shareholders, diluted	$474	150,539	$5,996	155,072

Earnings per share, diluted	$0.00		$0.04

We had a net loss for the three-month period ended June 30, 2025. Accordingly, our diluted EPS calculation for this period excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Three Months Ended
June 30, 2025
Diluted shares (as reported)	148,515
Share-based awards	742
Total	149,257

The following potentially dilutive shares related to the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2025	2024
2026 Notes	—	2,594

We have outstanding restricted stock units (“RSUs”) (Note 10) that can be settled in either cash or shares of our common stock, or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). As of June 30, 2025, there were approximately 8.1 million shares of our common stock available for issuance under the 2005 Incentive Plan, assuming outstanding performance share units (“PSUs”) vest in shares of our common stock at 100% of the original awards and outstanding RSUs are settled in cash. During the six-month period ended June 30, 2025, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2025 (1)	RSU	443,401	$9.32	33% per year over three years
January 1, 2025 (2)	PSU	397,264	$10.56	100% on December 31, 2027
January 1, 2025 (3)	Restricted stock	3,018	$9.32	100% on January 1, 2027
(1)	Reflects grants to our executive officers and certain other officers.
(2)	Reflects grants to our executive officers.
(3)	Reflects grants to certain independent members of our Board who have elected to take their quarterly fees in stock in lieu of cash.

We have restricted stock outstanding granted to members of our Board. For the three- and six-month periods ended June 30, 2025, we recognized $0.2 million and $0.5 million, respectively, as share-based compensation related to restricted stock. For the three- and six-month periods ended June 30, 2024, we recognized $0.3 million and $0.6 million, respectively, as share-based compensation related to restricted stock.

Our outstanding PSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee of our Board upon vesting and generally have been accounted for as equity awards. Those PSUs consist of two components measured across a three-year performance period: (i) 50% containing a service and market condition based on the performance of our common stock against peer group companies, and (ii) 50% containing a service and performance condition based on cumulative total Free Cash Flow. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of the three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

For the three- and six-month periods ended June 30, 2025, $1.3 million and $2.6 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2024, $1.5 million and $2.8 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2025, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 1,065,705 PSUs granted in 2022 vested at 200%, resulting in 1,958,334 shares of our common stock with a total market value of $18.3 million and $1.6 million of cash.

Our outstanding RSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee of our Board upon vesting and generally have been accounted for as liability awards. For the three- and six-month periods ended June 30, 2025, $0.5 million and $1.5 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2024, $2.1 million and $3.7 million, respectively, were recognized as compensation cost.

During the six-month period ended June 30, 2025 and the year ended December 31, 2024, we granted fixed-value cash awards of $6.7 million and $6.1 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2025, $1.4 million and $2.9 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2024, $1.3 million and $2.7 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the three- and six-month periods ended June 30, 2025, we made contributions to our defined contribution plans totaling $1.4 million and $2.9 million, respectively. For the three- and six-month periods ended June 30, 2024, we made contributions to our defined contribution plans totaling $1.4 million and $2.8 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2025, 0.8 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Three months ended June 30, 2025
External revenues	$156,786	$77,815	$50,606	$17,081	$302,288
Intersegment revenues (1)	—	7,757	12	—	7,769
Segment revenues	156,786	85,572	50,618	17,081	310,057
Elimination of intersegment revenues					(7,769)
Total consolidated net revenues					$302,288

Less (2):
Direct cost of revenues	(165,154)	(62,573)	(46,460)	(12,173)
Operations support	(3,938)	(1,345)	(2,664)	(154)
Selling, general and administrative expenses	(4,124)	(2,610)	(1,851)	(329)
Segment operating income	$(16,430)	$19,044	$(357)	$4,425	$6,682

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Three months ended June 30, 2024
External revenues	$217,761	$70,901	$50,735	$25,400	$364,797
Intersegment revenues (1)	—	10,348	106	—	10,454
Segment revenues	217,761	81,249	50,841	25,400	375,251
Elimination of intersegment revenues					(10,454)
Total consolidated net revenues					$364,797

Less (2):
Direct cost of revenues	(180,529)	(49,111)	(45,909)	(15,384)
Operations support	(3,617)	(1,250)	(3,278)	(125)
Selling, general and administrative expenses	(4,316)	(2,488)	(1,935)	(794)
Segment operating income	$29,299	$28,400	$(281)	$9,097	$66,515

Six months ended June 30, 2025
External revenues	$355,160	$120,902	$67,372	$36,918	$580,352
Intersegment revenues (1)	—	15,712	64	—	15,776
Segment revenues	355,160	136,614	67,436	36,918	596,128
Elimination of intersegment revenues					(15,776)
Total consolidated net revenues					$580,352

Less (2):
Direct cost of revenues	(335,187)	(104,208)	(71,999)	(24,437)
Operations support	(7,957)	(2,736)	(5,525)	(267)
Selling, general and administrative expenses	(8,476)	(5,279)	(3,710)	(845)
Segment operating income (loss)	$3,540	$24,391	$(13,798)	$11,369	$25,502

Six months ended June 30, 2024
External revenues	$422,968	$110,982	$77,506	$49,552	$661,008
Intersegment revenues (1)	6,093	20,576	188	—	26,857
Segment revenues	429,061	131,558	77,694	49,552	687,865
Elimination of intersegment revenues					(26,857)
Total consolidated net revenues					$661,008

Less (2):
Direct cost of revenues	(364,722)	(89,824)	(79,133)	(40,699)
Operations support	(7,580)	(2,663)	(6,670)	(268)
Selling, general and administrative expenses	(8,781)	(5,221)	(4,450)	(1,031)
Other segment items (3)	—	—	(150)	—
Segment operating income (loss)	$47,978	$33,850	$(12,709)	$7,554	$76,673
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments. Beginning with the full-year 2024, certain intersegment revenues of Well Intervention are no longer evaluated by the CODM in his assessment of the segment’s results as those revenues are pass-through amounts related to non-core services. Accordingly, for the three- and six-month periods ended June 30, 2024, $6.9 million and $12.1 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. This change has no impact on our segment profit or our consolidated revenues and operating income (loss).
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)	Other segment items relate to gain (loss) on disposition of assets, net.

The table below provides a reconciliation of segment profit to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of segment profit —
Segment operating income	$6,682	$66,515	$25,502	$76,673
Corporate, eliminations and other	(9,834)	(13,322)	(20,482)	(24,756)
Net interest expense	(5,875)	(5,891)	(11,581)	(11,368)
Losses related to convertible senior notes	—	—	—	(20,922)
Other non-operating expense, net	432	(288)	1,491	(598)
Income (loss) before income taxes	$(8,595)	$47,014	$(5,070)	$19,029

The following items are also regularly provided to the CODM (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Capital expenditures (1) —
Well Intervention	$1,391	$1,056	$4,359	$3,272
Robotics	2,901	2,520	4,100	3,277
Shallow Water Abandonment	164	106	378	612
Production Facilities	—	—	—	—
Corporate, eliminations and other	14	307	121	433
Total	$4,470	$3,989	$8,958	$7,594

Depreciation and amortization (2) —
Well Intervention	$33,387	$30,523	$63,978	$61,832
Robotics	1,255	2,071	2,624	4,376
Shallow Water Abandonment	5,901	5,557	11,579	11,054
Production Facilities	4,761	5,207	9,510	12,345
Corporate and eliminations	85	113	180	217
Total	$45,389	$43,471	$87,871	$89,824
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense related to property and equipment and deferred recertification and dry dock costs, which is included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

We have not included a disclosure of total assets by segment as management’s focus is on operating performance and cash flow generation and the CODM does not regularly review segment asset information.

Note 12 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) relate to mature offshore oil and gas properties (Droshky and Thunder Hawk Field) that we acquired with the intention to perform decommissioning work at the end of their life cycles. The following table describes the changes in our AROs (in thousands):

	2025	2024
AROs at January 1,	$62,947	$61,356
Accretion expense	2,847	2,794
AROs at June 30,	$65,794	$64,150

Note 13 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Sea1 Offshore (formerly Siem Offshore) for the Siem Helix 1 and Siem Helix 2 vessels, whose terms expire in December 2030 and December 2031, respectively. Our Robotics segment has long-term vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the North Sea Enabler and the Glomar Wave, which charter terms expire in December 2030, May 2028, June 2026, December 2025 and December 2025, respectively. In February 2025, our Robotics segment took delivery of the Trym with a three-year charter that expires in February 2028. On April 1, 2025, we extended the Trym charter by one year.

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

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Interest paid	$15,442	$9,762
Income taxes paid (1)	21,208	5,714
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.4 million at June 30, 2025 and $0.1 million at December 31, 2024.

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

	2025	2024
Balance at January 1,	$3,682	$3,407
Additions (1)	113	429
Balance at June 30,	$3,795	$3,836
(1)	Additions reflect reserves for expected credit losses during the respective periods.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$19,294	$19,244	$23,831	$23,505
2029 Notes (mature March 2029)	300,000	317,250	300,000	319,500
Total debt	$319,294	$336,494	$323,831	$343,005
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, capital spending, share repurchases, working capital, debt and liquidity, cash flows, future operations expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate mergers, acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;

●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital management, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. Our Well Intervention segment includes seven purpose-built well intervention vessels and 12 intervention systems. Our Robotics segment includes 39 work-class ROVs, six trenchers, three IROV boulder grabs, and robotics support vessels chartered on long-term, short-term and flexible bases to facilitate our ROV and trenching operations. Our Shallow Water Abandonment segment includes nine liftboats, six OSVs, three DSVs, one heavy lift derrick barge, one crew boat, 20 P&A systems and six CT systems. Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties.

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

We maximize production of existing oil and gas reserves for our customers primarily in our Well Intervention segment. Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig day rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, rig utilization rates, the day rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our well intervention assets and services.

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

We support renewable energy primarily in our Robotics segment through our services in offshore wind farm developments, including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the pace of consumer shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects and/or other governmental regulations supporting or restricting renewable energy developments.

Current Market Environment

Commodity prices continued to be volatile during the first half 2025 due to domestic and geopolitical events and uncertainties. Oil prices dropped precipitously into the low $60s in early April 2025 following the U.S. government’s enactment of record tariffs levied globally and the announcement of significant increases in oil production by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”). Oil prices recovered in June 2025 only to fall sharply once again following the escalation of the conflict between Israel and Iran.

The production increases, tariffs and resulting trade wars are expected to result in slower economic growth and substantially increase the risk of a recession, both of which would reduce global demand for oil. Reduced global demand places further pressure on commodity prices, which is likely to result in lower customer spending for the industry. Additionally, the industry continues to be threatened by decisions from OPEC+, governmental regulations and changes thereto, including the ongoing effects of the U.K. government’s Energy Profits Levy (windfall tax), geopolitical instability and uncertainty, regional conflicts, unrest in the Middle East, customer spending declines following mergers in the U.K. North Sea, various governmental and customer sustainability initiatives and continued shifting of resource allocation to renewable energy. We expect these factors will continue to contribute to commodity price volatility and may prolong existing lower commodity prices with the potential to temper customer spending for offshore oil and gas projects.

The international wind market continues to be robust, with continued activity and sanctioned work primarily in Europe and Asia Pacific. U.S. wind farm activity is expected to decline following the 2025 Wind Energy Ban, a Presidential Memorandum issued in the U.S. in January 2025 temporarily withdrawing wind energy leasing in the U.S. Outer Continental Shelf.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. We are in the process of evaluating the impact of the OBBBA legislation on our company.

Outlook

We anticipate more uncertainty and expect a more challenging spot market for Well Intervention and Shallow Water Abandonment during the remainder of 2025, although our performance should be supported by our backlog from new contracting at improved rates and by increasing demand for our decommissioning services internationally, which should grow over mid- to long-term as the subsea tree base expands, as customers reduce their decommissioning obligations, and as customers shift resources to renewable energy. We expect the demand for shallow water decommissioning services in the Gulf of America to improve over time as former owners address their decommissioning obligations related to oil and gas properties that have reverted to them following bankruptcies. We expect growth in our renewables services as the global demand for energy increases and the international energy market continues offshore renewable energy developments.

Backlog

Our backlog is represented by signed contracts. As of June 30, 2025, our consolidated backlog totaled approximately $1.3 billion, of which $425 million is expected to be performed over the remainder of 2025. Our various contracts with Shell and Subsea 7 globally, our contracts with Trident Energy and Petrobras in Brazil, and our contracts with Talos in the Gulf of America represented approximately 87% of our total backlog as of June 30, 2025. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as (i) services are often added but may sometimes be subtracted; (ii) contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and (iii) reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,598)	$32,289	$474	$6,002
Adjustments:
Income tax provision (benefit)	(5,997)	14,725	(5,544)	13,027
Net interest expense	5,875	5,891	11,581	11,368
Other (income) expense, net	(437)	382	(80)	2,598
Depreciation and amortization	45,389	43,471	87,871	89,824
EBITDA	42,232	96,758	94,302	122,819
Adjustments:
Loss on disposition of assets, net	—	—	—	150
General provision for (release of) current expected credit losses	198	137	113	(6)
Losses related to convertible senior notes	—	—	—	20,922
Adjusted EBITDA	$42,430	$96,895	$94,415	$143,885

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities	$(691)	$52,320
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(8,958)	(7,231)
Free Cash Flow	$(9,649)	$45,089

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Long-term debt including current maturities	$311,612	$315,157
Less: Cash and cash equivalents	(319,743)	(368,030)
Net Debt	$(8,131)	$(52,873)

Comparison of Three Months Ended June 30, 2025 and 2024

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details our financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2025	2024	Amount	Percent
Net revenues —
Well Intervention	$156,786	$217,761	$(60,975)	(28)%
Robotics	85,572	81,249	4,323	5%
Shallow Water Abandonment	50,618	50,841	(223)	(0)%
Production Facilities	17,081	25,400	(8,319)	(33)%
Intercompany eliminations	(7,769)	(10,454)	2,685
	$302,288	$364,797	$(62,509)	(17)%

Gross profit (loss) —
Well Intervention	$(12,306)	$33,615	$(45,921)	(137)%
Robotics	21,654	30,888	(9,234)	(30)%
Shallow Water Abandonment	1,494	1,654	(160)	(10)%
Production Facilities	4,754	9,891	(5,137)	(52)%
Corporate, eliminations and other	(648)	(562)	(86)
	$14,948	$75,486	$(60,538)	(80)%

Gross margin —
Well Intervention	(8)%	15%
Robotics	25%	38%
Shallow Water Abandonment	3%	3%
Production Facilities	28%	39%
Total company	5%	21%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 72%	7 / 94%
Robotics assets (3)	48 / 62%	47 / 76%
Chartered Robotics vessels	7 / 95%	6 / 97%
Shallow Water Abandonment vessels (4)	20 / 60%	20 / 58%
Shallow Water Abandonment systems (5)	26 / 34%	26 / 27%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)
Robotics	$7,757	$10,348	$(2,591)
Shallow Water Abandonment	12	106	(94)
	$7,769	$10,454	$(2,685)

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2025 decreased by 17% as compared to the same period in 2024, primarily reflecting lower revenues in our Well Intervention and Production Facilities business segments, offset in part by higher revenues in our Robotics segment.

Our Well Intervention revenues decreased by 28% for the three-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower utilization on the Seawell and in the Gulf of America, offset in part by higher rates in Brazil during the second quarter 2025. Revenues decreased on the Seawell, which was warm-stacked during the second quarter 2025 as compared to being fully utilized during the second quarter 2024. Revenues were lower on the Gulf of America vessels due to fewer operational days on the Q4000, which incurred higher transit and demobilization days, and due to lower utilization on the Q5000, which underwent an approximate 57-day planned regulatory dry dock during the second quarter 2025. Revenues in Brazil increased during the second quarter 2025 as the Siem Helix 1 and the Siem Helix 2 operated at higher contractual rates as compared to the second quarter 2024.

Our Robotics revenues increased by 5% for the three-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting increased chartered vessel and site clearance activities, offset in part by a reduction in ROV and trencher utilization. The second quarter 2025 included 537 chartered vessel days, which included 190 days of site clearance operations using three IROV boulder grabs, as compared to 528 chartered vessel days (including 91 spot vessel days at full utilization), which included 78 days of site clearance operations using two IROV boulder grabs, during the second quarter 2024. The second quarter 2025 also included 91 days of trenching on a third-party vessel, whereas there was no trenching on a third-party vessel during the second quarter 2024. Integrated vessel trenching decreased to 157 days during the second quarter 2025 as compared to 232 days during the second quarter 2024, and ROV utilization decreased to 64% during the second quarter 2025 as compared to 80% during the second quarter 2024.

Our Shallow Water Abandonment revenues were down slightly for the three-month period ended June 30, 2025 as compared to the same period in 2024, reflecting lower overall rates on our vessels and P&A systems as well as weaker contract performance during the second quarter 2025, almost entirely offset by higher system and vessel utilization. Overall vessel utilization was 60% during the second quarter 2025 as compared to 58% during the second quarter 2024. Utilization on P&A systems and CT systems increased to 798 days, or 34%, during the second quarter 2025 as compared to 632 days, or 27%, during the second quarter 2024.

Our Production Facilities revenues decreased by 33% for the three-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower oil and gas production and prices during the second quarter 2025. The Thunder Hawk wells remained shut in for the entire second quarter 2025 and the Droshky wells were shut in for approximately one month, whereas both fields had a full quarter of production during the second quarter 2024. Additionally, oil prices were approximately $15 per barrel lower during the second quarter 2025 as compared to the second quarter 2024.

Gross Profit (Loss). Our consolidated gross profit decreased by $60.5 million for the three-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower profitability from our Well Intervention, Robotics and Production Facilities business segments.

Our Well Intervention segment had a gross loss of $12.3 million for the three-month period ended June 30, 2025 as compared to a gross profit of $33.6 million for the same period in 2024, primarily reflecting lower revenues, offset in part by lower vessel costs from stacking the Seawell and cost deferrals on the Q5000 docking during the second quarter 2025.

Our Robotics gross profit decreased by $9.2 million for the three-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting higher vessel costs and lower margins during the second quarter 2025.

Our Shallow Water Abandonment gross profit was slightly lower for the three-month period ended June 30, 2025 as compared to the same period in 2024 primarily due to lower revenues during the second quarter 2025.

Our Production Facilities gross profit decreased by $5.1 million for the three-month period ended June 30, 2025 as compared to the same period in 2024 primarily due to the lower revenues, offset in part by lower production-related costs during the second quarter 2025.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $18.1 million for the three-month period ended June 30, 2025 as compared to $22.3 million for the same period in 2024, primarily reflecting lower employee compensation costs.

Other Income (Expense), Net. Net other income was $0.4 million for the three-month period ended June 30, 2025 as compared to net other expense of $0.4 million for the same period in 2024, primarily reflecting net foreign currency gains and losses, respectively, related to the British pound on our U.K. subsidiaries’ foreign currency positions.

Income Tax Provision (Benefit). Income tax benefit was $6.0 million for the three-month period ended June 30, 2025 as compared to income tax provision of $14.7 million for the same period in 2024. The effective tax rate for the second quarter 2025 was impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings. The effective rate for the second quarter 2024 was impacted by certain non-deductible expenses and non-creditable foreign income taxes.

Comparison of Six Months Ended June 30, 2025 and 2024

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details our financial and operational highlights for the periods presented (dollars in thousands):

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2025	2024	Amount	Percent
Net revenues —
Well Intervention	$355,160	$429,061	$(73,901)	(17)%
Robotics	136,614	131,558	5,056	4%
Shallow Water Abandonment	67,436	77,694	(10,258)	(13)%
Production Facilities	36,918	49,552	(12,634)	(25)%
Intercompany eliminations	(15,776)	(26,857)	11,081
	$580,352	$661,008	$(80,656)	(12)%

Gross profit (loss) —
Well Intervention	$12,016	$56,759	$(44,743)	(79)%
Robotics	29,670	39,071	(9,401)	(24)%
Shallow Water Abandonment	(10,088)	(8,109)	(1,979)	(24)%
Production Facilities	12,214	8,585	3,629	42%
Corporate, eliminations and other	(1,326)	(1,266)	(60)
	$42,486	$95,040	$(52,554)	(55)%

Gross margin —
Well Intervention	3%	13%
Robotics	22%	30%
Shallow Water Abandonment	(15)%	(10)%
Production Facilities	33%	17%
Total company	7%	14%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 69%	7 / 92%
Robotics assets (3)	48 / 57%	47 / 67%
Chartered Robotics vessels	7 / 84%	6 / 86%
Shallow Water Abandonment vessels (4)	20 / 45%	20 / 49%
Shallow Water Abandonment systems (5)	26 / 23%	26 / 27%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)
Well Intervention	$—	$6,093	$(6,093)
Robotics	15,712	20,576	(4,864)
Shallow Water Abandonment	64	188	(124)
	$15,776	$26,857	$(11,081)

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2025 decreased by 12% as compared to the same period in 2024, reflecting lower revenues in our Well Intervention, Shallow Water Abandonment and Production Facilities business segments, offset in part by higher revenues in our Robotics segment.

Our Well Intervention revenues decreased by 17% for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower utilization on the Seawell, the Q5000 and the Q7000, offset in part by higher rates on the Q4000 and in Brazil during the six-month period ended June 30, 2025. Revenues decreased on the Seawell, which was idle during the first quarter 2025 and warm-stacked during the second quarter 2025 as compared to being nearly fully utilized during the six-month period ended June 30, 2024. Utilization on the Q5000 was lower as the vessel underwent an approximate 57-day planned regulatory dry dock during the second quarter 2025. Revenues on the Q7000 were lower due to the vessel recognizing only six days of revenue in Brazil during the first quarter 2025 as compared to being fully utilized in Australia during the six-month period ended June 30, 2024. The Q7000 completed its mobilization and regulatory docking and commenced its 400-day contract in Brazil at the end of March 2025. During the six-month period ended June 30, 2025, the Q4000 completed its Nigeria campaign at higher integrated project rates and transited back to the Gulf of America. Revenues in Brazil increased as the Siem Helix 1 and the Siem Helix 2 operated at higher contractual rates during the six-month period ended June 30, 2025.

Our Robotics revenues increased by 4% for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting higher chartered vessel rate and increased site clearance activities, offset in part by a reduction in chartered vessel and ROV utilization. The six-month period ended June 30, 2025 included 781 chartered vessel days, which included 211 days of site clearance operations using three IROV boulder grabs, as compared to 861 chartered vessel days (including 182 spot vessel days at full utilization), which included 168 days of site clearance operations using two IROV boulder grabs, during the six-month period ended June 30, 2024. The six-month period ended June 30, 2025 also included 181 days of trenching on a third-party vessel, whereas there was no trenching on a third-party vessel during the six-month period ended June 30, 2024. Integrated vessel trenching declined to 292 days during the second quarter 2025 as compared to 317 days during the second quarter 2024, and ROV utilization decreased to 59% during the second quarter 2025 as compared to 70% during the second quarter 2024.

Our Shallow Water Abandonment revenues decreased by 13% for the six-month period ended June 30, 2025 as compared to the same period in 2024 primarily due to lower utilization and overall rates on our vessels and systems. Overall vessel utilization was 45% during the six-month period ended June 30, 2025 as compared to 49% during the same period in 2024. Utilization on P&A systems and CT systems decreased to 1,062 days, or 23%, during the six-month period ended June 30, 2025 as compared to 1,258 days, or 27%, during the six-month period ended June 30, 2024.

Our Production Facilities revenues decreased by 25% for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower oil and gas production and prices during the six-month period ended June 30, 2025. The Thunder Hawk wells remained shut in for the entire six-month period in 2025 and the Droshky wells were shut in for approximately one month in the second quarter 2025, whereas both fields had a full six months of production in 2024.

Gross Profit (Loss). Our consolidated gross profit decreased by $52.6 million for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting reduced profitability from our Well Intervention, Robotics and Shallow Water Abandonment business segments, offset in part by increased profitability from our Production Facilities segment.

Our Well Intervention segment gross profit decreased by $44.7 million for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower revenues, offset in part by lower idle vessel costs in the North Sea, cost deferrals on the Q7000 during its mobilization and regulatory docking during the first quarter 2025 and cost deferrals on the Q5000 docking during the second quarter 2025.

Our Robotics gross profit decreased by $9.4 million for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting higher vessel costs and lower margins during the second quarter 2025.

Our Shallow Water Abandonment gross loss increased by $2.0 million for the six-month period ended June 30, 2025 as compared to the same period in 2024, primarily reflecting lower revenues, offset in part by lower costs during the six-month period ended June 30, 2025.

Our Production Facilities gross profit increased by $3.6 million for the six-month period ended June 30, 2025 as compared to the same period in 2024 primarily due to the incurrence of well workover costs related to the Thunder Hawk wells during the first quarter 2024.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $37.5 million for the six-month period ended June 30, 2025 as compared to $43.0 million for the same period in 2024, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $11.6 million for the six-month period ended June 30, 2025 as compared to $11.4 million for the same period in 2024, primarily reflecting lower interest income on our invested cash (Note 5).

Losses Related to Convertible Senior Notes. The losses during the six-month period ended June 30, 2024 were associated with the redemption of our 2026 Notes (Note 5).

Other Income (Expense), Net. Net other income was $0.1 million for the six-month period ended June 30, 2025 as compared to net other expense of $2.6 million for the same period in 2024, primarily reflecting net foreign currency gains and losses, respectively, related to the British pound on our U.K. subsidiaries’ foreign currency positions.

Income Tax Provision (Benefit). Income tax benefit was $5.5 million for the six-month period ended June 30, 2025 as compared to income tax provision of $13.0 million for the same period in 2024. The effective tax rate for the six-month period ended June 30, 2025 was impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings. The effective rate for the six-month period ended June 30, 2024 was impacted by the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2025	2024
Net working capital	$412,435	$405,266
Long-term debt (excluding current maturities)	302,200	305,971
Liquidity	374,942	429,586

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes the 2029 Notes and the MARAD Debt, excluding current maturities of $9.4 million at June 30, 2025 and $9.2 million at December 31, 2024. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at June 30, 2025 included $319.7 million of cash and cash equivalents and $70.5 million of available borrowing capacity under the Amended ABL Facility (Note 5) and excluded $15.3 million of pledged cash. Our liquidity at December 31, 2024 included $368.0 million of cash and cash equivalents and $66.6 million of available borrowing capacity under the Amended ABL Facility and excluded $5.0 million of pledged cash.

We believe that our cash on hand, internally generated cash flows and availability under the Amended ABL Facility will be sufficient to fund our operations and expected capital spending, service our debt and other obligations, and execute our share repurchase program over at least the next 12 months. We currently do not anticipate borrowing under the Amended ABL Facility except for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(691)	$52,320
Investing activities	(8,958)	(7,231)
Financing activities	(40,780)	(101,526)

Operating Activities

Our operating cash flows for the six-month period ended June 30, 2025 decreased as compared to the same period in 2024 despite the absence of an earnout payment, primarily reflecting lower earnings, higher regulatory recertification costs on our vessels and systems and higher working capital outflows. Operating cash outflows during the six-month period ended June 30, 2024 included $58.3 million of the $85.0 million earnout payment on April 3, 2024. Regulatory recertification spending on our vessels and systems was $33.9 million and $20.3 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the six-month period ended June 30, 2025 increased slightly as compared to the same period in 2024 primarily due to higher capital expenditures.

Financing Activities

Net cash outflows from financing activities for the six-month period ended June 30, 2025 primarily reflect the repurchases of $30.2 million in our common stock under the 2023 Repurchase Program (including $0.2 million of excise tax paid), principal repayment of $4.5 million related to the MARAD Debt and payments in satisfaction of tax obligations upon vesting of share-based awards. Net cash outflows from financing activities for the six-month period ended June 30, 2024 primarily reflect cash outflows of $60.7 million related to the 2026 Notes, $26.7 million of the $85.0 million earnout payment, the principal repayment of $4.3 million related to the MARAD Debt and $10.2 million in repurchases of our common stock under the 2023 Repurchase Program. These outflows were offset in part by $4.4 million of cash inflows from the proportionate settlement of the 2026 Capped Calls.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of June 30, 2025 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of June 30, 2025.

	Total	Short-Term	Long-Term
MARAD debt	$19,294	$9,412	$9,882
2029 Notes	300,000	—	300,000
Interest related to debt	108,912	30,513	78,399
Property and equipment	9,068	9,068	—
Operating leases (1)	833,395	160,021	673,374
Total cash obligations	$1,270,669	$209,014	$1,061,655
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At June 30, 2025, our commitment related to long-term vessel charters that have commenced totaled approximately $768.3 million, of which $390.9 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2025.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of June 30, 2025, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

We expect the sources of funds to satisfy our material cash requirements to come from our ongoing operations and existing cash on hand. Although not currently expected, we also have availability under the Amended ABL Facility and access to capital markets.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2025, we recorded foreign currency translation gains of $81.3 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and six-month periods ended June 30, 2025, we recorded net foreign currency gains of $0.4 million and $0.1 million, respectively, primarily related to the British pound on our U.K. subsidiaries’ foreign currency positions.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended June 30, 2025 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (2)
Period	purchased (1)	per share	or programs (1)	(in thousands)
April 1 to April 30, 2025	1,075,256	$6.18	1,075,256	$151,745
May 1 to May 31, 2025	3,567,804	6.55	3,567,804	128,380
June 1 to June 30, 2025	—	—	—	128,380
	4,643,060	$6.46	4,643,060
(1)	Represents shares repurchased in open-market transactions pursuant to the 2023 Repurchase Program.
(2)	See Note 7 to this Quarterly Report on Form 10-Q and Note 10 to our 2024 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended June 30, 2025, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: July 24, 2025	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2025	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)