Form 10-Q
period 2025-09-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2025-10-23
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 20, 2025, 147,080,917 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$338,033	$368,030
Accounts receivable, net of allowance for credit losses of $3,954 and $3,682, respectively	359,607	258,630
Other current assets	100,600	83,022
Total current assets	798,240	709,682
Property and equipment	3,173,123	3,068,755
Less accumulated depreciation	(1,765,891)	(1,630,902)
Property and equipment, net	1,407,232	1,437,853
Operating lease right-of-use assets	297,021	329,649
Deferred recertification and dry dock costs, net	81,869	71,718
Other assets, net	47,525	48,178
Total assets	$2,631,887	$2,597,080

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$147,402	$144,793
Accrued liabilities	99,248	90,455
Current maturities of long-term debt	9,644	9,186
Current operating lease liabilities	57,826	59,982
Total current liabilities	314,120	304,416
Long-term debt	297,828	305,971
Operating lease liabilities	257,159	285,984
Deferred tax liabilities	117,821	113,973
Other non-current liabilities	70,084	66,971
Total liabilities	1,057,012	1,077,315
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,081 and 150,243 shares issued, respectively	1,221,626	1,252,253
Retained earnings	390,644	368,087
Accumulated other comprehensive loss	(37,395)	(100,575)
Total shareholders’ equity	1,574,875	1,519,765
Total liabilities and shareholders’ equity	$2,631,887	$2,597,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$376,960	$342,419	$957,312	$1,003,427
Cost of sales	310,941	276,754	848,807	842,722
Gross profit	66,019	65,665	108,505	160,705
Gain (loss) on disposition of assets, net	—	100	—	(50)
Selling, general and administrative expenses	(18,168)	(21,125)	(55,634)	(64,098)
Income from operations	47,851	44,640	52,871	96,557
Net interest expense	(5,616)	(5,689)	(17,197)	(17,057)
Losses related to convertible senior notes	—	—	—	(20,922)
Other expense, net	(983)	(49)	(903)	(2,647)
Royalty income and other	—	132	1,411	2,132
Income before income taxes	41,252	39,034	36,182	58,063
Income tax provision	19,169	9,520	13,625	22,547
Net income	$22,083	$29,514	$22,557	$35,516

Earnings per share of common stock:
Basic	$0.15	$0.19	$0.15	$0.23
Diluted	$0.15	$0.19	$0.15	$0.23

Weighted average common shares outstanding:
Basic	146,907	151,914	148,805	152,171
Diluted	147,698	154,851	149,550	155,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$22,083	$29,514	$22,557	$35,516
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	(18,133)	41,689	63,180	35,272
Comprehensive income	$3,950	$71,203	$85,737	$70,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, June 30, 2025	146,986	$1,219,477	$368,561	$(19,262)	$1,568,776
Net income	—	—	22,083	—	22,083
Foreign currency translation adjustments	—	—	—	(18,133)	(18,133)
Repurchases of common stock	—	6	—	—	6
Activity in company stock plans, net and other	95	622	—	—	622
Share-based compensation	—	1,521	—	—	1,521
Balance, September 30, 2025	147,081	$1,221,626	$390,644	$(37,395)	$1,574,875

Balance, June 30, 2024	152,051	$1,267,768	$318,452	$(89,432)	$1,496,788
Net income	—	—	29,514	—	29,514
Foreign currency translation adjustments	—	—	—	41,689	41,689
Activity in company stock plans, net and other	50	901	—	—	901
Share-based compensation	—	1,678	—	—	1,678
Balance, September 30, 2024	152,101	$1,270,347	$347,966	$(47,743)	$1,570,570

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765
Net income	—	—	22,557	—	22,557
Foreign currency translation adjustments	—	—	—	63,180	63,180
Repurchases of common stock	(4,643)	(30,177)	—	—	(30,177)
Activity in company stock plans, net and other	1,481	(5,014)	—	—	(5,014)
Share-based compensation	—	4,564	—	—	4,564
Balance, September 30, 2025	147,081	$1,221,626	$390,644	$(37,395)	$1,574,875

Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	35,516	—	35,516
Foreign currency translation adjustments	—	—	—	35,272	35,272
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Repurchases of common stock	(938)	(10,218)	—	—	(10,218)
Termination of capped calls	—	4,381	—	—	4,381
Activity in company stock plans, net and other	748	(401)	—	—	(401)
Share-based compensation	—	5,104	—	—	5,104
Balance, September 30, 2024	152,101	$1,270,347	$347,966	$(47,743)	$1,570,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,557	$35,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of deferred recertification and dry dock costs	101,026	105,532
Amortization of deferred recertification and dry dock costs	42,506	27,196
Deferred recertification and dry dock costs	(48,276)	(29,239)
Payment of earnout consideration	—	(58,300)
Amortization of debt discount	177	161
Amortization of debt issuance costs	1,533	1,611
Share-based compensation	4,941	5,524
Deferred income taxes	3,819	13,167
Loss on disposition of assets, net	—	50
Losses related to convertible senior notes	—	20,922
Unrealized foreign currency gains	(690)	(1,213)
Changes in operating assets and liabilities:
Accounts receivable, net	(93,298)	12,741
Other current assets	(900)	(13,778)
Income tax receivable, net of income tax payable	(15,175)	(509)
Accounts payable and accrued liabilities	2,644	(14,869)
Other, net	2,722	3,539
Net cash provided by operating activities	23,586	108,051

Cash flows from investing activities:
Capital expenditures	(10,646)	(10,780)
Proceeds from sale of assets	—	100
Proceeds from insurance recoveries	—	363
Net cash used in investing activities	(10,646)	(10,317)

Cash flows from financing activities:
Payments related to convertible senior notes	—	(60,720)
Repayment of MARAD Debt	(9,186)	(8,749)
Proceeds from settlement of capped calls	—	4,381
Debt issuance costs	—	(1,453)
Repurchases of common stock	(30,214)	(10,189)
Payments related to tax withholding for share-based compensation	(7,266)	(4,003)
Proceeds from issuance of ESPP shares	1,745	1,859
Payment of earnout consideration	—	(26,700)
Net cash used in financing activities	(44,921)	(105,574)

Effect of exchange rate changes on cash and cash equivalents	1,984	(231)
Net decrease in cash and cash equivalents	(29,997)	(8,071)
Cash and cash equivalents:
Balance, beginning of year	368,030	332,191
Balance, end of period	$338,033	$324,120

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our balance sheet as of December 31, 2024 included herein has been derived from the audited balance sheet as of December 31, 2024 included in our 2024 Annual Report on Form 10-K (our “2024 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2024 Form 10-K.

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

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of America shelf, including offshore oilfield decommissioning and reclamation, well intervention, IRM, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes Helix Alliance that was acquired in July 2022, a vertically integrated company that offers a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, P&A systems and coiled tubing (“CT”) systems.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaids	$39,093	$26,780
Income tax receivable	15,154	2,635
Contract assets (Note 8)	8,759	12,221
Deferred costs (Note 8)	25,707	31,874
Other	11,887	9,512
Total other current assets	$100,600	$83,022

Other assets, net consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 8)	3,428	5,348
Other receivable (2)	26,653	24,827
Intangible assets with finite lives, net	3,365	3,630
Other	1,535	1,829
Total other assets, net	$47,525	$48,178
(1)	Represents prepayments to the owner of the Siem Helix 1 and the Siem Helix 2, which may be used to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and related benefits	$42,890	$49,521
Accrued interest	2,607	10,278
Deferred revenue (Note 8)	31,090	14,914
Other	22,661	15,742
Total accrued liabilities	$99,248	$90,455

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred revenue (Note 8)	$—	$699
Asset retirement obligations (Note 12)	67,266	62,947
Other	2,818	3,325
Total other non-current liabilities	$70,084	$66,971

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$23,378	$22,643	$67,957	$65,475
Variable lease cost	4,160	2,236	9,192	8,353
Short-term lease cost	14,920	18,665	36,609	41,324
Sublease income	(29)	(26)	(87)	(70)
Net lease cost	$42,429	$43,518	$113,671	$115,082

Maturities of our operating lease liabilities as of September 30, 2025 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$74,427	$4,145	$78,572
One to two years	65,768	3,532	69,300
Two to three years	62,216	4,132	66,348
Three to four years	54,059	3,011	57,070
Four to five years	52,748	4,367	57,115
Over five years	46,804	12,937	59,741
Total lease payments	$356,022	$32,124	$388,146
Less: imputed interest	(64,434)	(8,727)	(73,161)
Total operating lease liabilities	$291,588	$23,397	$314,985

Current operating lease liabilities	$54,325	$3,501	$57,826
Non-current operating lease liabilities	237,263	19,896	257,159
Total operating lease liabilities	$291,588	$23,397	$314,985

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$78,442	$5,324	$83,766
One to two years	66,020	3,442	69,462
Two to three years	61,771	3,871	65,642
Three to four years	55,933	3,368	59,301
Four to five years	52,748	3,185	55,933
Over five years	86,257	15,736	101,993
Total lease payments	$401,171	$34,926	$436,097
Less: imputed interest	(80,564)	(9,567)	(90,131)
Total operating lease liabilities	$320,607	$25,359	$345,966

Current operating lease liabilities	$55,643	$4,339	$59,982
Non-current operating lease liabilities	264,964	21,020	285,984
Total operating lease liabilities	$320,607	$25,359	$345,966

The following table presents the weighted average remaining lease term and discount rate:

	September 30,		December 31,
	2025		2024
Weighted average remaining lease term	5.4	years	5.9	years
Weighted average discount rate	7.80%		7.89%

The following table presents other information related to our operating leases (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for operating lease liabilities	$66,229	$60,042
Right-of-use assets related to new operating lease liabilities (1)	14,776	213,480
(1)	Our operating lease additions are primarily related to the charter for the Trym during the nine-month period ended September 30, 2025, and the charter extensions for the Siem Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon during the nine-month period ended September 30, 2024 (Note 13).

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of September 30, 2025 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,644	$—	$9,644
One to two years	5,001	—	5,001
Two to three years	—	—	—
Three to four years	—	300,000	300,000
Gross debt	14,645	300,000	314,645
Unamortized debt discount (1)	—	(1,009)	(1,009)
Unamortized debt issuance costs (1)	(732)	(5,432)	(6,164)
Total debt	13,913	293,559	307,472
Less current maturities	(9,644)	—	(9,644)
Long-term debt	$4,269	$293,559	$297,828
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash and provides for a $55 million sub-limit for the issuance of letters of credit. As of September 30, 2025, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $94.3 million, net of $1.5 million of letters of credit issued and includes $2.5 million of cash pledged to the facility.

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

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of September 30, 2025, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	September 30,		September 30,
	2025	2024	2025	2024
Interest expense	$8,241	$8,414	$24,733	$25,594
Interest income	(2,625)	(2,725)	(7,536)	(8,537)
Net interest expense	$5,616	$5,689	$17,197	$17,057

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act was passed into law. The legislation provides us with benefits that are temporary in nature with no material impact on our income tax expense or effective tax rate for the three- and nine-month periods ended September 30, 2025.

For the three- and nine-month periods ended September 30, 2025, we recorded income tax provision of $19.2 million and $13.6 million, respectively, resulting in effective tax rates of 46.5% and 37.7% respectively. The effective tax rates for these periods were impacted by certain discrete items and the jurisdictional mix of earnings. For the three- and nine-month periods ended September 30, 2024, we recorded income tax provision of $9.5 million and $22.5 million, respectively, resulting in effective tax rates of 24.4% and 38.8%, respectively. The effective rate for the three-month period ended September 30, 2024 was impacted by certain non-deductible expenses and non-creditable foreign income taxes. The effective rate for the nine-month period ended September 30, 2024 was impacted by the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event.

Note 7 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). As of September 30, 2025, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program. During the nine-month period ended September 30, 2025, we repurchased a total of 4,643,060 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $30.0 million. During the nine-month period ended September 30, 2024, we repurchased a total of 937,585 shares of our common stock pursuant to the 2023 Repurchase Program for approximately $10.2 million.

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

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2025
Short-term	$80,075	$82,168	$70,777	$—	$—	$233,020
Long-term	113,130	17,239	3,865	18,513	(8,807)	143,940
Total	$193,205	$99,407	$74,642	$18,513	$(8,807)	$376,960

Three months ended September 30, 2024 (1)
Short-term	$130,150	$48,906	$53,410	$—	$(38)	$232,428
Long-term	44,463	35,620	18,185	20,695	(8,972)	109,991
Total	$174,613	$84,526	$71,595	$20,695	$(9,010)	$342,419

Nine months ended September 30, 2025
Short-term	$150,428	$169,497	$132,898	$—	$(60)	$452,763
Long-term	397,937	66,524	9,180	55,431	(24,523)	504,549
Total	$548,365	$236,021	$142,078	$55,431	$(24,583)	$957,312

Nine months ended September 30, 2024 (1)
Short-term	$417,716	$118,275	$121,142	$—	$(6,471)	$650,662
Long-term	185,958	97,809	28,147	70,247	(29,396)	352,765
Total	$603,674	$216,084	$149,289	$70,247	$(35,867)	$1,003,427

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended September 30, 2025
Production maximization	$65,350	$33,591	$2,607	$18,513	$(3,804)	$116,257
Decommissioning	124,364	13,071	72,035	—	(4,374)	205,096
Renewables	—	50,104	—	—	—	50,104
Other	3,491	2,641	—	—	(629)	5,503
Total	$193,205	$99,407	$74,642	$18,513	$(8,807)	$376,960

Three months ended September 30, 2024 (1)
Production maximization	$92,323	$34,541	$483	$20,695	$(6,266)	$141,776
Decommissioning	82,135	2,746	71,112	—	(2,744)	153,249
Renewables	—	42,804	—	—	—	42,804
Other	155	4,435	—	—	—	4,590
Total	$174,613	$84,526	$71,595	$20,695	$(9,010)	$342,419

Nine months ended September 30, 2025
Production maximization	$189,112	$87,871	$4,953	$55,431	$(8,478)	$328,889
Decommissioning	353,809	24,320	137,049	—	(15,031)	500,147
Renewables	—	108,865	76	—	—	108,941
Other	5,444	14,965	—	—	(1,074)	19,335
Total	$548,365	$236,021	$142,078	$55,431	$(24,583)	$957,312

Nine months ended September 30, 2024 (1)
Production maximization	$270,301	$73,573	$6,734	$70,247	$(23,704)	$397,151
Decommissioning	332,959	15,257	142,555	—	(11,812)	478,959
Renewables	—	117,469	—	—	—	117,469
Other	414	9,785	—	—	(351)	9,848
Total	$603,674	$216,084	$149,289	$70,247	$(35,867)	$1,003,427
(1)	For the three- and nine-month periods ended September 30, 2024, $8.1 million and $20.1 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. See Note 11 regarding this change in prior year reported segment information.

Contract Balances

Net contract assets were $8.8 million as of September 30, 2025 and $12.2 million as of December 31, 2024 and are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). The decrease in net contract assets was primarily attributable to less accrued revenues related to lump sum demobilization fees. We had no credit losses on our contract assets for the three- and nine-month periods ended September 30, 2025 and 2024.

Net contract liabilities totaled $31.1 million as of September 30, 2025 and $15.6 million as of December 31, 2024 and are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheets (Note 3). The increase was primarily attributable to a larger amount of deferred mobilization fees for work that has not yet been completed as well as more prepayments on work not yet performed. Revenue recognized for the three- and nine-month periods ended September 30, 2025 included $19.8 million and $19.4 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and nine-month periods ended September 30, 2024 included $12.6 million and $34.4 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of September 30, 2025, $1.3 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $207.6 million, $542.0 million and $559.9 million in 2025, 2026 and 2027 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2025.

For the three- and nine-month periods ended September 30, 2025 and 2024, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $29.1 million as of September 30, 2025 and $37.2 million as of December 31, 2024. For the three- and nine-month periods ended September 30, 2025, we recorded $20.5 million and $53.7 million, respectively, related to amortization of these deferred contract costs. For the three- and nine-month periods ended September 30, 2024, we recorded $9.9 million and $41.1 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2024 Form 10-K.

Note 9 — Earnings Per Share

The computations of the numerator (earnings) and denominator (shares) to derive the basic and diluted earnings per share (“EPS”) amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	Income	Shares	Income	Shares
Basic:
Net income	$22,083		$29,514
Less: Undistributed earnings allocated to participating securities	(15)		(29)
Net income available to common shareholders, basic	$22,068	146,907	$29,485	151,914

Earnings per share, basic	$0.15		$0.19

Diluted:
Net income available to common shareholders, basic	$22,068	146,907	$29,485	151,914
Effect of dilutive securities:
Share-based awards other than participating securities	—	791	—	2,937
Undistributed earnings reallocated to participating securities	—	—	1	—
Net income available to common shareholders, diluted	$22,068	147,698	$29,486	154,851

Earnings per share, diluted	$0.15		$0.19

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	Income	Shares	Income	Shares
Basic:
Net income	$22,557		$35,516
Less: Undistributed earnings allocated to participating securities	(16)		(36)
Net income available to common shareholders, basic	$22,541	148,805	$35,480	152,171

Earnings per share, basic	$0.15		$0.23

Diluted:
Net income available to common shareholders, basic	$22,541	148,805	$35,480	152,171
Effect of dilutive securities:
Share-based awards other than participating securities	—	745	—	2,867
Undistributed earnings reallocated to participating securities	—	—	1	—
Net income available to common shareholders, diluted	$22,541	149,550	$35,481	155,038

Earnings per share, diluted	$0.15		$0.23

The following potentially dilutive shares related to the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
2026 Notes	—	1,729

We have outstanding restricted stock units (“RSUs”) (Note 10) that can be settled in either cash or shares of our common stock, or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). As of September 30, 2025, there were approximately 8.1 million shares of our common stock available for issuance under the 2005 Incentive Plan, assuming outstanding performance share units (“PSUs”) vest in shares of our common stock at 100% of the original awards and outstanding RSUs are settled in cash. During the nine-month period ended September 30, 2025, the following grants of share-based awards were made under the 2005 Incentive Plan:

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

We have restricted stock outstanding granted to members of our Board. For the three- and nine-month periods ended September 30, 2025, we recognized $0.2 million and $0.7 million, respectively, as share-based compensation related to restricted stock. For the three- and nine-month periods ended September 30, 2024, we recognized $0.1 million and $0.7 million, respectively, as share-based compensation related to restricted stock.

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

For the three- and nine-month periods ended September 30, 2025, $1.3 million and $3.8 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and nine-month periods ended September 30, 2024, $1.6 million and $4.4 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2025, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 1,065,705 PSUs granted in 2022 vested at 200%, resulting in 1,958,334 shares of our common stock with a total market value of $18.3 million and $1.6 million of cash.

Our outstanding RSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee of our Board upon vesting and generally have been accounted for as liability awards. For the three- and nine-month periods ended September 30, 2025, $0.8 million and $2.3 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2024, $1.5 million and $5.2 million, respectively, were recognized as compensation cost.

During the nine-month period ended September 30, 2025 and the year ended December 31, 2024, we granted fixed-value cash awards of $6.7 million and $6.1 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and nine-month periods ended September 30, 2025, $1.3 million and $4.2 million, respectively, were recognized as compensation cost. For the three- and nine-month periods ended September 30, 2024, $1.4 million and $4.1 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the three- and nine-month periods ended September 30, 2025, we made contributions to our defined contribution plans totaling $1.3 million and $4.2 million, respectively. For the three- and nine-month periods ended September 30, 2024, we made contributions to our defined contribution plans totaling $1.3 million and $4.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2025, 0.7 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Three months ended September 30, 2025
External revenues	$193,205	$90,600	$74,642	$18,513	$376,960
Intersegment revenues (1)	—	8,807	—	—	8,807
Segment revenues	193,205	99,407	74,642	18,513	385,767
Elimination of intersegment revenues					(8,807)
Total consolidated net revenues					$376,960

Less (2):
Direct cost of revenues	(177,000)	(67,517)	(54,329)	(12,618)
Operations support	(3,766)	(1,410)	(2,619)	(138)
Selling, general and administrative expenses	(3,881)	(2,602)	(1,953)	(376)
Segment operating income	$8,558	$27,878	$15,741	$5,381	$57,558

Three months ended September 30, 2024
External revenues	$174,613	$75,554	$71,557	$20,695	$342,419
Intersegment revenues (1)	—	8,972	38	—	9,010
Segment revenues	174,613	84,526	71,595	20,695	351,429
Elimination of intersegment revenues					(9,010)
Total consolidated net revenues					$342,419

Less (2):
Direct cost of revenues	(150,718)	(56,331)	(57,697)	(12,033)
Operations support	(3,785)	(1,512)	(3,088)	(131)
Selling, general and administrative expenses	(4,014)	(2,525)	(2,002)	(330)
Other segment items (3)	13	—	—	87
Segment operating income	$16,109	$24,158	$8,808	$8,288	$57,363

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Nine months ended September 30, 2025
External revenues	$548,365	$211,502	$142,014	$55,431	$957,312
Intersegment revenues (1)	—	24,519	64	—	24,583
Segment revenues	548,365	236,021	142,078	55,431	981,895
Elimination of intersegment revenues					(24,583)
Total consolidated net revenues					$957,312

Less (2):
Direct cost of revenues	(512,187)	(171,725)	(126,328)	(37,055)
Operations support	(11,723)	(4,146)	(8,144)	(405)
Selling, general and administrative expenses	(12,357)	(7,881)	(5,663)	(1,221)
Segment operating income	$12,098	$52,269	$1,943	$16,750	$83,060

Nine months ended September 30, 2024
External revenues	$597,581	$186,536	$149,063	$70,247	$1,003,427
Intersegment revenues (1)	6,093	29,548	226	—	35,867
Segment revenues	603,674	216,084	149,289	70,247	1,039,294
Elimination of intersegment revenues					(35,867)
Total consolidated net revenues					$1,003,427

Less (2):
Direct cost of revenues	(515,440)	(146,155)	(136,830)	(52,732)
Operations support	(11,365)	(4,175)	(9,758)	(399)
Selling, general and administrative expenses	(12,795)	(7,746)	(6,452)	(1,361)
Other segment items (3)	13	—	(150)	87
Segment operating income (loss)	$64,087	$58,008	$(3,901)	$15,842	$134,036
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments. Beginning with the full-year 2024, certain intersegment revenues of Well Intervention are no longer evaluated by the CODM in his assessment of the segment’s results as those revenues are pass-through amounts related to non-core services. Accordingly, for the three- and nine-month periods ended September 30, 2024, $8.1 million and $20.1 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. This change has no impact on our segment profit or our consolidated revenues and operating income (loss).
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)	Other segment items relate to gain (loss) on disposition of assets, net.

The table below provides a reconciliation of segment profit to income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of segment profit —
Segment operating income	$57,558	$57,363	$83,060	$134,036
Corporate, eliminations and other	(9,707)	(12,723)	(30,189)	(37,479)
Net interest expense	(5,616)	(5,689)	(17,197)	(17,057)
Losses related to convertible senior notes	—	—	—	(20,922)
Other non-operating income (expense), net	(983)	83	508	(515)
Income before income taxes	$41,252	$39,034	$36,182	$58,063

The following items are also regularly provided to the CODM (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Capital expenditures (1) —
Well Intervention	$304	$1,900	$4,663	$5,172
Robotics	1,331	1,287	5,431	4,564
Shallow Water Abandonment	—	(27)	378	585
Production Facilities	—	—	—	—
Corporate, eliminations and other	53	26	174	459
Total	$1,688	$3,186	$10,646	$10,780

Depreciation and amortization (2) —
Well Intervention	$44,004	$31,211	$107,982	$93,043
Robotics	1,050	1,604	3,674	5,980
Shallow Water Abandonment	5,801	5,764	17,380	16,818
Production Facilities	4,776	4,209	14,286	16,554
Corporate and eliminations	30	116	210	333
Total	$55,661	$42,904	$143,532	$132,728
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense related to property and equipment and deferred recertification and dry dock costs, which is included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

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

Note 12 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) relate to mature offshore oil and gas properties (Droshky and Thunder Hawk Field) that we acquired with the intention to perform decommissioning work at the end of their life cycles. The following table describes the changes in our AROs (in thousands):

	2025	2024
AROs at January 1,	$62,947	$61,356
Revisions in estimates	—	(4,010)
Accretion expense	4,319	4,224
AROs at September 30,	$67,266	$61,570

Note 13 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Sea1 Offshore (formerly Siem Offshore) for the Siem Helix 1 and Siem Helix 2 vessels, whose charter terms expire in December 2030 and December 2031, respectively. Our Robotics segment has long-term vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the North Sea Enabler and the Glomar Wave, whose charter terms expire in December 2030, May 2028, June 2026, December 2025 and December 2025, respectively. In February 2025, our Robotics segment took delivery of the Trym with a three-year charter that expires in February 2028. On April 1, 2025, we extended the Trym charter by one year to April 1, 2029.

Contingencies and Claims

From time to time, we may incur losses related to our contracts for matters such as costs in excess of contract consideration or claims related to disputes with customers and any obligations thereunder. While we believe we maintain appropriate accruals for such matters, the actual cost to us may be more or less than the amounts reserved.

We are involved in various legal proceedings and other matters in the normal course of business, including claims under the General Maritime Laws of the United States and the Merchant Marine Act of 1920 (commonly referred to as the Jones Act), contract-related disputes and employee-related disputes. We recognize losses for contingencies when the probability of an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. For insured claims, we recognize such losses to the extent they exceed applicable insurance coverage. Although we can give no assurance about the outcome of litigation, claims or other proceedings, we do not currently believe that any loss resulting from litigation, claims or other proceedings, to the extent not otherwise accrued for or covered by insurance, will have a material adverse impact on our consolidated financial statements.

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Interest paid	$30,694	$25,331
Income taxes paid (1)	26,497	10,050
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $1.4 million at September 30, 2025 and $0.1 million at December 31, 2024.

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

	2025	2024
Balance at January 1,	$3,682	$3,407
Additions (1)	272	475
Balance at September 30,	$3,954	$3,882
(1)	Additions reflect reserves for expected credit losses during the respective periods.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$14,645	$14,611	$23,831	$23,505
2029 Notes (mature March 2029)	300,000	313,500	300,000	319,500
Total debt	$314,645	$328,111	$323,831	$343,005
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

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

Demand for our services is primarily influenced by the condition of the oil and gas and the renewable energy markets and, in particular, the level of spending of offshore energy companies on operational activities and capital projects. The level of spending by our customers is significantly affected by the prevailing market prices for oil and natural gas, which are impacted by many factors including domestic and global economic conditions, hydrocarbon production and capacity, geopolitical issues, weather, global health, and various other factors. Demand for decommissioning is affected by commodity prices as well as governmental regulations and political forces globally.

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

Once end-of-life oil and gas wells have depleted their production, we P&A and decommission wells and infrastructure in our Well Intervention and Shallow Water Abandonment segments. We believe that our well intervention vessels have a competitive advantage in performing these services more efficiently than rigs, and with our suite of shallow water assets and capabilities, we are the only provider capable of providing all facets of decommissioning services in the Gulf of America shelf.

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

Current Market Environment

Commodity prices remained volatile during the third quarter 2025 and averaged in the $60s during most of the quarter. The current market environment is uncertain following the ongoing escalation of tariffs globally and the production increases by the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”). The offshore oil and gas market continues to evaluate governmental regulations and changes thereto, including the ongoing effects of the U.K. government’s Energy Profits Levy (windfall tax), geopolitical instability and uncertainty, regional conflicts, unrest in the Middle East, and customer spending declines following mergers in the U.K. North Sea. These factors have shifted spending decisions of our customers into 2026, which has caused a slow-down in activity levels in the second half of 2025. These factors have also prolonged a supply and demand imbalance for offshore vessels, which has negatively impacted activity levels and rates in regions in which we operate.

The international wind market continues to be robust, with continued activity and sanctioned work primarily in Europe and Asia Pacific. U.S. wind farm activity is uncertain following the 2025 Wind Energy Ban, a Presidential Memorandum issued in the U.S. in January 2025 temporarily withdrawing wind energy leasing in the U.S. Outer Continental Shelf.

Outlook

We anticipate ongoing headwinds for our assets not under long-term contracts, namely in spot markets for our Well Intervention segment, specifically in the North Sea and on the Q4000, and in our Shallow Water Abandonment segment during the remainder of 2025 and into 2026, during which time we expect a soft rate environment and low potential utilization of our vessels and systems. Our performance should be supported by our backlog from new contracting and by increasing demand for our decommissioning services internationally, which should grow over mid- to long-term as the subsea tree base expands and as customers reduce their decommissioning obligations. We expect the demand for shallow water decommissioning services in the Gulf of America to improve over time as former owners address their decommissioning obligations related to oil and gas properties that have reverted to them following bankruptcies. We expect long-term growth in our renewables services as the global demand for energy increases and the international energy market continues offshore renewable energy developments.

Backlog

Our backlog is represented by signed contracts. As of September 30, 2025, our consolidated backlog totaled approximately $1.3 billion, of which $208 million is expected to be performed over the remainder of 2025. Our various contracts with Shell and Subsea 7 globally, our contracts with Petrobras in Brazil, and our new multi-year trenching agreement with NKT in the North Sea represented approximately 80% of our total backlog as of September 30, 2025. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as (i) services are often added but may sometimes be subtracted; (ii) contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and (iii) reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$22,083	$29,514	$22,557	$35,516
Adjustments:
Income tax provision	19,169	9,520	13,625	22,547
Net interest expense	5,616	5,689	17,197	17,057
Other expense, net	983	49	903	2,647
Depreciation and amortization	55,661	42,904	143,532	132,728
EBITDA	103,512	87,676	197,814	210,495
Adjustments:
(Gain) loss on disposition of assets, net	—	(100)	—	50
General provision for current expected credit losses	159	45	272	39
Losses related to convertible senior notes	—	—	—	20,922
Adjusted EBITDA	$103,671	$87,621	$198,086	$231,506

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities	$23,586	$108,051
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(10,646)	(10,317)
Free Cash Flow	$12,940	$97,734

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Long-term debt including current maturities	$307,472	$315,157
Less: Cash and cash equivalents	(338,033)	(368,030)
Net Debt	$(30,561)	$(52,873)

Comparison of Three Months Ended September 30, 2025 and 2024

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details our financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2025	2024	Amount	Percent
Net revenues —
Well Intervention	$193,205	$174,613	$18,592	11%
Robotics	99,407	84,526	14,881	18%
Shallow Water Abandonment	74,642	71,595	3,047	4%
Production Facilities	18,513	20,695	(2,182)	(11)%
Intercompany eliminations	(8,807)	(9,010)	203
	$376,960	$342,419	$34,541	10%

Gross profit (loss) —
Well Intervention	$12,439	$20,110	$(7,671)	(38)%
Robotics	30,480	26,683	3,797	14%
Shallow Water Abandonment	17,694	10,810	6,884	64%
Production Facilities	5,757	8,531	(2,774)	(33)%
Corporate, eliminations and other	(351)	(469)	118
	$66,019	$65,665	$354	1%

Gross margin —
Well Intervention	6%	12%
Robotics	31%	32%
Shallow Water Abandonment	24%	15%
Production Facilities	31%	41%
Total company	18%	19%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 76%	7 / 97%
Robotics assets (3)	48 / 63%	47 / 77%
Chartered Robotics vessels	7 / 92%	6 / 96%
Shallow Water Abandonment vessels (4)	20 / 67%	20 / 76%
Shallow Water Abandonment systems (5)	26 / 42%	26 / 25%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)
Robotics	$8,807	$8,972	$(165)
Shallow Water Abandonment	—	38	(38)
	$8,807	$9,010	$(203)

Net Revenues. Our consolidated net revenues for the three-month period ended September 30, 2025 increased by 10% as compared to the same period in 2024, primarily reflecting higher revenues in our Well Intervention, Robotics and Shallow Water Abandonment business segments, offset in part by lower revenues in our Production Facilities segment.

Our Well Intervention revenues increased by 11% for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting fewer transit and mobilization days on the Q7000 and higher rates in Brazil, offset in part by lower utilization on the Seawell. During the third quarter 2024, the Q7000 incurred approximately 38 days of paid transit and mobilization during which period revenues and costs were deferred and not recognized. Revenues increased on the Siem Helix 1 and the Siem Helix 2, which operated at higher contractual rates as compared to the third quarter 2024. Revenues decreased on the Seawell, which was warm-stacked during the third quarter 2025 as compared to having near full utilization during the third quarter 2024.

Our Robotics revenues increased by 18% for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher rates on our chartered vessels and increased site clearance and third-party trenching activities, offset in part by fewer integrated vessel trenching days and lower overall ROV utilization. The third quarter 2025 included 536 chartered vessel days (including 28 spot vessel days at full utilization), which included 192 days of site clearance operations using three IROV boulder grabs, as compared to 532 chartered vessel days (including 92 spot vessel days at full utilization), which included 92 days of site clearance operations using one IROV boulder grab, during the third quarter 2024. The third quarter 2025 also included 165 days of trenching on third-party vessels with the T-1400-1 and T-1400-2 jet trenchers as compared to 92 days with the i-Plough during the third quarter 2024. Integrated vessel trenching decreased to 210 days during the third quarter 2025 as compared to 249 days during the third quarter 2024, and ROV utilization decreased to 63% during the third quarter 2025 as compared to 77% during the third quarter 2024.

Our Shallow Water Abandonment revenues increased by 4% for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher utilization on our systems, offset in part by lower rates on our systems and lower overall utilization and rates on our vessels during the third quarter 2025. Utilization on P&A systems and CT systems increased to 1,003 days, or 42%, during the third quarter 2025 as compared to 607 days, or 25%, during the third quarter 2024. Overall vessel utilization was 67% during the third quarter 2025 as compared to 76% during the third quarter 2024.

Our Production Facilities revenues decreased by 11% for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting lower oil and gas production and prices, offset in part by higher HFRS revenues during the third quarter 2025. The Thunder Hawk field remained shut in during the entire third quarter 2025 whereas the field had one month of production prior to being shut in during the third quarter 2024. Additionally, oil prices were approximately $10 per barrel lower during the third quarter 2025 as compared to the third quarter 2024. HFRS rates were higher during the third quarter 2025 as compared to the third quarter 2024.

Gross Profit (Loss). Our consolidated gross profit increased slightly for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting increased profitability from our Robotics and Shallow Water Abandonment business segments, offset in part by reduced profitability from our Well Intervention and Production Facilities segments.

Our Well Intervention gross profit decreased by $7.7 million for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher costs during the third quarter 2025 due to acceleration of the amortization of deferred regulatory costs related to the Q4000 and a higher number of transit and mobilization days during the third quarter 2024 over which period costs were deferred, offset in part by higher revenues during the third quarter 2025.

Our Robotics gross profit increased by $3.8 million for the three-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher rates, offset in part by higher costs and lower margins on certain projects due to the mix of contracting during the third quarter 2025.

Our Shallow Water Abandonment gross profit increased by $6.9 million for the three-month period ended September 30, 2025 as compared to the same period in 2024 primarily due to higher revenues and lower costs during the third quarter 2025.

Our Production Facilities gross profit decreased by $2.8 million for the three-month period ended September 30, 2025 as compared to the same period in 2024 primarily due to lower revenues during the third quarter 2025.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $18.2 million for the three-month period ended September 30, 2025 as compared to $21.1 million for the same period in 2024, primarily reflecting lower employee compensation costs.

Other Expense, Net. Net other expense was $1.0 million for the three-month period ended September 30, 2025 as compared to a minimal net other expense for the same period in 2024. Net other expense primarily includes net foreign currency losses related to the British pound on our U.K. subsidiaries’ foreign currency positions.

Income Tax Provision. Income tax provision was $19.2 million for the three-month period ended September 30, 2025 as compared to $9.5 million for the same period in 2024. The effective tax rate for the third quarter 2025 was impacted by certain discrete items and the jurisdictional mix of earnings. The effective rate for the third quarter 2024 was impacted by certain non-deductible expenses and non-creditable foreign income taxes.

Comparison of Nine Months Ended September 30, 2025 and 2024

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details our financial and operational highlights for the periods presented (dollars in thousands):

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2025	2024	Amount	Percent
Net revenues —
Well Intervention	$548,365	$603,674	$(55,309)	(9)%
Robotics	236,021	216,084	19,937	9%
Shallow Water Abandonment	142,078	149,289	(7,211)	(5)%
Production Facilities	55,431	70,247	(14,816)	(21)%
Intercompany eliminations	(24,583)	(35,867)	11,284
	$957,312	$1,003,427	$(46,115)	(5)%

Gross profit (loss) —
Well Intervention	$24,455	$76,869	$(52,414)	(68)%
Robotics	60,150	65,754	(5,604)	(9)%
Shallow Water Abandonment	7,606	2,701	4,905	182%
Production Facilities	17,971	17,116	855	5%
Corporate, eliminations and other	(1,677)	(1,735)	58
	$108,505	$160,705	$(52,200)	(32)%

Gross margin —
Well Intervention	4%	13%
Robotics	25%	30%
Shallow Water Abandonment	5%	2%
Production Facilities	32%	24%
Total company	11%	16%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 72%	7 / 94%
Robotics assets (3)	48 / 59%	47 / 70%
Chartered Robotics vessels	7 / 87%	6 / 90%
Shallow Water Abandonment vessels (4)	20 / 52%	20 / 59%
Shallow Water Abandonment systems (5)	26 / 29%	26 / 26%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)
Well Intervention	$—	$6,093	$(6,093)
Robotics	24,519	29,548	(5,029)
Shallow Water Abandonment	64	226	(162)
	$24,583	$35,867	$(11,284)

Net Revenues. Our consolidated net revenues for the nine-month period ended September 30, 2025 decreased by 5% as compared to the same period in 2024, reflecting lower revenues in our Well Intervention, Shallow Water Abandonment and Production Facilities business segments, offset in part by higher revenues in our Robotics segment.

Our Well Intervention revenues decreased by 9% for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting lower utilization on the Seawell, the Q4000, the Q5000 and the Q7000, offset in part by higher rates on the Q4000 and in Brazil during the nine-month period ended September 30, 2025. Revenues decreased on the Seawell, which has been warm-stacked during the nine-month period ended September 30, 2025 as compared to being nearly fully utilized during the nine-month period ended September 30, 2024. Revenues on the Q4000 were lower as the vessel underwent an approximate 33-day docking following a 45-day demobilization during the nine-month period ended September 30, 2025 as compared to a 67-day mobilization during the nine-month period ended September 30, 2024. Utilization on the Q5000 was lower as the vessel underwent an approximate 57-day planned regulatory dry dock during the second quarter 2025. Revenues on the Q7000 were lower due to the vessel recognizing only six days of revenue during the first quarter 2025 following the vessel’s completed mobilization and regulatory docking and commencement of its 400-day contract in Brazil as compared to being fully utilized in Australia during the nine-month period ended September 30, 2024. During the nine-month period ended September 30, 2025, the Q4000 completed its Nigeria campaign at higher integrated project rates and transited back to the Gulf of America. Revenues in Brazil increased as the Siem Helix 1 and the Siem Helix 2 operated under new contract terms at higher contractual rates during the nine-month period ended September 30, 2025.

Our Robotics revenues increased by 9% for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher chartered vessel rate and increased site clearance and third-party trenching activities, offset in part by a reduction in chartered vessel and ROV utilization. The nine-month period ended September 30, 2025 included 1,317 chartered vessel days (including 75 spot vessel days at full utilization), which included 403 days of site clearance operations using three IROV boulder grabs, as compared to 1,393 chartered vessel days (including 274 spot vessel days at full utilization), which included 260 days of site clearance operations using two IROV boulder grabs, during the nine-month period ended September 30, 2024. The nine-month period ended September 30, 2025 also included 346 days of trenching on third-party vessels as compared to 141 days during the nine-month period ended September 30, 2024. Integrated vessel trenching declined to 502 days during the nine-month period ended September 30, 2025 as compared to 566 days during the nine-month period ended September 30, 2024, and ROV utilization decreased to 59% during the nine-month period ended September 30, 2025 as compared to 70% during the nine-month period ended September 30, 2024.

Our Shallow Water Abandonment revenues decreased by 5% for the nine-month period ended September 30, 2025 as compared to the same period in 2024 primarily due to lower rates on our vessels and systems and lower overall utilization on our vessels, offset in part by higher utilization on our systems. Overall vessel utilization was 52% during the nine-month period ended September 30, 2025 as compared to 59% during the same period in 2024. Utilization on P&A systems and CT systems increased to 2,065 days, or 29%, during the nine-month period ended September 30, 2025 as compared to 1,865 days, or 26%, during the nine-month period ended September 30, 2024.

Our Production Facilities revenues decreased by 21% for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting lower oil and gas production and prices during the nine-month period ended September 30, 2025. The Thunder Hawk field remained shut in for the entire nine-month period in 2025 whereas the field had seven months of production prior to being shut in during the third quarter 2024. The Droshky wells were shut in for approximately one month in the second quarter 2025 whereas the field had a full nine months of production in 2024.

Gross Profit (Loss). Our consolidated gross profit decreased by $52.2 million for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting reduced profitability from our Well Intervention and Robotics business segments, offset in part by increased profitability from our Shallow Water Abandonment and Production Facilities segments.

Our Well Intervention segment gross profit decreased by $52.4 million for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting lower overall revenues during the nine-month period ended September 30, 2025 and higher vessel costs on the Q4000 during the third quarter 2025, offset in part by lower vessel costs on the Seawell due to the vessel being warm-stacked in 2025 and cost deferrals on the Q7000 during its mobilization and regulatory docking in the first quarter 2025.

Our Robotics gross profit decreased by $5.6 million for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting higher costs and lower margins on certain projects due to the mix of contracting during the nine-month period ended September 30, 2025.

Our Shallow Water Abandonment gross profit increased by $4.9 million for the nine-month period ended September 30, 2025 as compared to the same period in 2024, primarily reflecting lower costs, offset in part by lower overall revenues during the nine-month period ended September 30, 2025.

Our Production Facilities gross profit increased by $0.9 million for the nine-month period ended September 30, 2025 as compared to the same period in 2024 primarily due to the incurrence of well workover costs related to the Thunder Hawk wells during the first quarter 2024.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $55.6 million for the nine-month period ended September 30, 2025 as compared to $64.1 million for the same period in 2024, primarily reflecting lower employee compensation costs.

Net Interest Expense. Our net interest expense totaled $17.2 million for the nine-month period ended September 30, 2025 as compared to $17.1 million for the same period in 2024, primarily reflecting lower interest income on our invested cash (Note 5).

Losses Related to Convertible Senior Notes. The losses during the nine-month period ended September 30, 2024 were associated with the redemption of our 2026 Notes (Note 5).

Other Expense, Net. Net other expense was $0.9 million for the nine-month period ended September 30, 2025 as compared to net other expense of $2.6 million for the same period in 2024. Net other expense primarily includes net foreign currency losses related to the British pound on our U.K. subsidiaries’ foreign currency positions.

Income Tax Provision. Income tax provision was $13.6 million for the nine-month period ended September 30, 2025 as compared to $22.5 million for the same period in 2024. The effective tax rate for the nine-month period ended September 30, 2025 was impacted by certain discrete items and the jurisdictional mix of earnings. The effective rate for the nine-month period ended September 30, 2024 was impacted by the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	September 30,	December 31,
	2025	2024
Net working capital	$484,120	$405,266
Long-term debt (excluding current maturities)	297,828	305,971
Liquidity	429,835	429,586

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes the 2029 Notes and the MARAD Debt, excluding current maturities of $9.6 million at September 30, 2025 and $9.2 million at December 31, 2024. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at September 30, 2025 included $338.0 million of cash and cash equivalents and $94.3 million of available borrowing capacity under the Amended ABL Facility (Note 5) and excluded $2.5 million of pledged cash. Our liquidity at December 31, 2024 included $368.0 million of cash and cash equivalents and $66.6 million of available borrowing capacity under the Amended ABL Facility and excluded $5.0 million of pledged cash.

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

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$23,586	$108,051
Investing activities	(10,646)	(10,317)
Financing activities	(44,921)	(105,574)

Operating Activities

Cash flows provided by operating activities for the nine-month period ended September 30, 2025 decreased as compared to the same period in 2024 despite the absence of an earnout payment, primarily reflecting lower earnings, higher regulatory recertification costs on our vessels and systems and higher working capital outflows. Our operating cash outflows during the nine-month period ended September 30, 2024 included $58.3 million of the $85.0 million earnout payment on April 3, 2024. Regulatory recertification spending on our vessels and systems was $48.3 million and $29.2 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the nine-month period ended September 30, 2025 increased slightly as compared to the same period in 2024. Our investing cash outflows during the nine-month period ended September 30, 2024 were offset in part by cash proceeds from the sale of assets and insurance recoveries.

Financing Activities

Net cash outflows from financing activities for the nine-month period ended September 30, 2025 primarily reflect the repurchases of $30.2 million in our common stock under the 2023 Repurchase Program (including $0.2 million of excise tax paid), principal repayment of $9.2 million related to the MARAD Debt and payments in satisfaction of tax obligations upon vesting of share-based awards. Net cash outflows from financing activities for the nine-month period ended September 30, 2024 primarily reflect cash outflows of $60.7 million related to the 2026 Notes, $26.7 million of the $85.0 million earnout payment, the principal repayment of $8.7 million related to the MARAD Debt and $10.2 million in repurchases of our common stock under the 2023 Repurchase Program. These outflows were offset in part by $4.4 million of cash inflows from the proportionate settlement of the 2026 Capped Calls.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for property and equipment and operating lease obligations, as of September 30, 2025 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated maturities. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory recertification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of September 30, 2025.

	Total	Short-Term	Long-Term
MARAD debt	$14,645	$9,644	$5,001
2029 Notes	300,000	—	300,000
Interest related to debt	102,505	30,402	72,103
Property and equipment	8,014	8,014	—
Operating leases (1)	791,993	156,741	635,252
Total cash obligations	$1,217,157	$204,801	$1,012,356
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At September 30, 2025, our commitment related to long-term vessel charters that have commenced totaled approximately $719.8 million, of which $363.8 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2025.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk Field oil and gas properties and $37.1 million (undiscounted) for Droshky oil and gas properties as of September 30, 2025, none of which is expected to be paid during the next 12 months. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky oil and gas properties are fulfilled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the nine-month period ended September 30, 2025, we recorded foreign currency translation gains of $63.2 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three- and nine-month periods ended September 30, 2025, we recorded net foreign currency losses of $1.0 million and $0.9 million, respectively, primarily related to the British pound on our U.K. subsidiaries’ foreign currency positions.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended September 30, 2025 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (1)
Period	purchased	per share	or programs	(in thousands)
July 1 to July 31, 2025	—	$—	—	$128,380
August 1 to August 31, 2025	—	—	—	128,380
September 1 to September 30, 2025	—	—	—	128,380
	—	$—	—
(1)	See Note 7 to this Quarterly Report on Form 10-Q and Note 10 to our 2024 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended September 30, 2025, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: October 23, 2025	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2025	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)