Form 10-K
period 2025-12-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2026-02-26
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $855.2 million based on the closing price of the registrant’s common stock as quoted on the New York Stock Exchange on June 30, 2025.

The number of shares of the registrant’s common stock outstanding as of February 17, 2026 was 147,296,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2026 are incorporated by reference into Part III hereof.

HELIX ENERGY SOLUTIONS GROUP, INC. INDEX — FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix Energy Solutions Group, Inc. and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, capital spending, share repurchases, working capital, debt and liquidity, cash flows, future operating expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate mergers, acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions (“GHG Emissions”);
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital management, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement; and
●	any other statements that relate to non-historical or future information.

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

Our principal executive offices are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043; our phone number is 281-618-0400. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLX.” Our Chief Executive Officer submitted the annual CEO certification to the NYSE in May 2025 as required under its Listed Company Manual. Our principal executive officer and our principal financial officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this Annual Report.

Please refer to the subsection “Certain Definitions” on page 14 for definitions of additional terms commonly used in this Annual Report. Unless otherwise indicated, any reference to Notes herein refers to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.

OUR OPERATIONS

We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of America (deepwater and shelf), Brazil, North Sea, West Africa and Asia Pacific regions. Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

Services we currently offer to the offshore oil and gas market worldwide include:

●	Production. Well intervention; intervention engineering; production enhancement; coiled tubing (“CT”) operations; inspection, repair and maintenance (“IRM”) of production structures, trees, jumpers, risers, pipelines and subsea equipment; and related support services.
●	Decommissioning. Reclamation and remediation services; well plug and abandonment (“P&A”) services; pipeline, cable and umbilical abandonment services; and site inspections.
●	Production Facilities. Provision of the Helix Producer I (the “HP I”) as an oil and natural gas processing facility. Currently, the HP I is being utilized to process production from the Phoenix field in the Gulf of America.
●	Fast Response System. Provision of the Helix Fast Response System (the “HFRS”) as a response resource in the Gulf of America that can be identified in permit applications to U.S. federal and state agencies and respond to a well control incident.
●	Development. Installation of flowlines, control umbilicals, manifold assemblies and risers; trenching and burial of pipelines; installation and tie-in of riser and manifold assembly; commissioning, testing and inspection; and cable and umbilical lay and connection.

Services we currently offer to the offshore renewable energy market worldwide include:

●	Trenching. Cable burial utilizing our jetting, cutting or plough trenchers.
●	Site Clearance. Site preparation for construction of offshore wind farms, including boulder relocation and underwater unexploded ordnance identification and disposal.
●	Subsea Support. General subsea support of engineering, procurement, construction and installation contractors with remotely operated vehicle (“ROV”) services standalone or with support vessels.

Well Intervention

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our Well Intervention segment provides services primarily in the Gulf of America, Brazil, North Sea, Asia Pacific and West Africa regions.

We engineer, manage and conduct well intervention operations, which include production enhancement and abandonment, and construction operations in water depths ranging from 100 to 10,000 feet. As major and independent oil and gas companies develop deepwater reserves, we expect the number of subsea trees to increase, which can improve long-term demand for well intervention services. Drilling rigs historically have been and still are used in subsea well intervention. Our purpose-built well intervention vessels derive competitive advantages in the development and management of subsea reservoirs from their lower operating costs, with an ability to mobilize quickly and to maximize operational time by more efficiently performing a broad range of tasks related to intervention, construction and IRM services.

Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered vessels, the Sea Helix 1 (formerly Siem Helix 1) and the Siem Helix 2. Our well intervention equipment includes 12 intervention systems consisting of eight intervention riser systems (“IRSs”), three subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module (“ROAM”), some of which we provide on a stand-alone basis.

In the Gulf of America, we operate the Q4000 and Q5000 riser-based semi-submersible well intervention vessels. The Q4000 has served customers in the spot market in the Gulf of America since 2002 and notably served as a key emergency response vessel in the Macondo well control and containment efforts in 2010. The Q5000 has operated in the Gulf of America since 2015.

In Brazil, we provide well intervention services with the Sea Helix 1 and Siem Helix 2 monohull riser-based well intervention vessels under long-term charter from Sea1 Offshore (formerly Siem Offshore). The Sea Helix 1 commenced operations in April 2017 and is under contract with Petrobras through at least November 2028. The Siem Helix 2 commenced operations in December 2017 and is under contract with Petrobras through at least January 2028.

In the North Sea, we operate the Seawell and Well Enhancer monohull light well intervention vessels. The Seawell has provided well intervention and abandonment services since 1987. The vessel underwent major capital upgrades in 2015 to extend its estimated useful economic life by approximately 15 years. The Well Enhancer has performed well intervention, abandonment and CT services since it joined our fleet in 2009.

The Q7000 semi-submersible riser-based well intervention vessel commenced operations in January 2020, operates globally with projects conducted in Nigeria, New Zealand and Australia, and is currently performing well intervention work offshore Brazil.

Our Subsea Services Alliance with SLB leverages the parties’ capabilities to provide a unique, fully integrated offering to clients, combining marine support with well access and control technologies. Through our collaboration, we and SLB jointly developed a 15K IRS and the ROAM.

Robotics

Our Robotics segment provides trenching, seabed clearance, offshore construction and IRM services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of renewable energy and supporting responsible energy transition. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes 39 work-class ROVs, six trenchers, three IROV boulder grabs, and robotics support vessels chartered on long-term, short-term, flexible and spot bases to facilitate our ROV and trenching operations. We offer our ROVs, trenchers and IROV boulder grabs on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

Our robotics business operates globally, with primary operations in the North Sea, the Gulf of America, Asia Pacific, Brazil and West Africa regions. As global marine construction activity levels increase and as the complexity and water depths of the facilities increase, the scope of robotics services has expanded. Our chartered vessels enable us to offer an integrated package to our customers including marine access, ROV services, project management and engineering services. Our robotics assets and experience allow us to meet the technological challenges of our customers’ subsea activities worldwide.

Over the last decade and especially in recent years there has been an increase in offshore activity associated with the growing renewable energy market. As the level of activity for offshore renewable energy projects, including wind farm projects, has increased, so has the need for reliable services and related equipment. We provide cable burial services related to subsea power cable installations as well as seabed clearance and site preparation services around the world using our chartered vessels, trenchers, ROVs and IROV boulder grabs. In 2025, revenues derived from offshore renewable energy contracts accounted for 49% of our global Robotics segment revenues. We believe that over the long term our robotics business is positioned to continue providing services to a range of clients in the renewable energy market.

Shallow Water Abandonment

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of America shelf, including offshore oilfield decommissioning and reclamation, well intervention, IRM, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes Helix Alliance that was acquired in July 2022, a vertically integrated company that offers a diversified fleet of marine assets including nine liftboats, six offshore supply vessels (“OSVs”), three dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, 20 P&A systems and six CT systems.

Production Facilities

Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties. All of our current Production Facilities activities are located in the Gulf of America.

The HP I, a ship-shaped dynamically positioned floating production vessel capable of processing up to 45,000 barrels of oil and 80 million cubic feet of natural gas per day, has been under contract to the Phoenix field operator since February 2013 and is currently under an agreement through at least June 1, 2027.

We developed the HFRS in 2011 as a culmination of our experience as a responder in the 2010 Macondo well control and containment efforts. The HFRS combines our capabilities with certain well control equipment that can be deployed to respond to a well control incident. We are under agreement through March 31, 2027 with various operators to provide access to the HFRS for well control purposes.

Our Production Facilities segment also includes acquired mature deepwater offshore wells and related subsea infrastructure.

GEOGRAPHIC AREAS

We primarily operate in the Gulf of America (deepwater and shelf), Brazil, North Sea, West Africa and Asia Pacific regions. Our North Sea operations and our Gulf of America shelf operations are usually subject to seasonal changes in demand, which generally peak in the summer months and decline in the winter months. See Note 14 for disclosures regarding revenues and property and equipment by geographic location.

CUSTOMERS

Our customers consist primarily of major, national and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The level of services required by any particular customer depends, in part, on the size of that customer’s budget in a particular year. Consequently, the level of revenues from a particular customer may be significant in one year but not significant in other years. The percentages of consolidated revenues from major customers (those representing 10% or more of our consolidated revenues) are as follows: 2025 — Shell (18%) and Petrobras (10%); 2024 — Shell (12%) and Talos (12%); and 2023 — Apache (11%) and Shell (10%). We provided services to over 80 customers in 2025.

COMPETITORS

The oilfield services and renewables services markets are highly competitive. Price and the ability to access specialized vessels, systems and other equipment, attract and retain skilled personnel, and operate safely are important factors to competing in these markets. Our principal competitors in well intervention are international drilling contractors and also include AKOFS Offshore, Baker Hughes, C-Innovation, Expro, Oceaneering, TechnipFMC, Trendsetter and Well-Safe Solutions. Our principal competitors in the robotics business include Asso Divers, Atlantic Marine, Briggs Marine, C-Innovation, DeepOcean, DOF Subsea, Fugro, James Fisher, Oceaneering and UTROV. Our principal competitors in shallow water abandonment include Aries Marine, C-Dive, Cardinal Services, Chet Morrison, Crescent Energy Services, Laredo Offshore Services, Manson Gulf, Offshore Liftboats, Offshore Marine Contractors, Seacor, Shore Offshore, Supreme Energy, Turnkey Offshore Project Services and White Fleet. Our competitors may have more or differing financial, personnel, technological and other resources available to them.

SUSTAINABILITY

Our vision as a preeminent offshore energy transition company is supported by our sustainability priorities of People, Governance, Health and Safety, Value Creation, Environmental Impact, and Ethics. Sustainability initiatives and disclosures are embedded in these business values and priorities with a top-down approach led by management and our Board of Directors (our “Board”). Each Committee of our Board oversees elements designed to support these priorities. Specifically, as a stated responsibility of its charter, our Board’s Corporate Governance and Nominating Committee (the “Governance Committee”) oversees, assesses and reviews the disclosure and reporting of any sustainability matters impacting the Company’s business and industry, including with respect to climate change. Sustainability is reviewed on an ongoing basis in conjunction with environmental, health and safety, and social matters at each Governance Committee meeting. Our Board’s Audit Committee (the “Audit Committee”) oversees Helix’s compliance program, enterprise risk management processes, including business continuity, and cybersecurity risk and prevention management. Lastly, our Board’s Compensation Committee (the “Compensation Committee”) oversees executive management performance and compensation, including sustainability key performance indicators and human capital management.

While the Board and its committees oversee strategic sustainability initiatives with respect to Helix’s strategy surrounding biodiversity and climate change, our Climate Change Action Committee, comprised of key leaders from Quality, Health, Safety, Environmental (“QHSE”), finance, legal, our business units and management, evaluates Helix’s impact on climate change, implements our go-forward strategies and assists in providing comprehensive disclosures. Our expectations and goals align with the underlying belief that fossil fuels will not be eliminated from consumption, but rather there will be a gradual global transition from relying primarily on fossil fuels to a more balanced approach that includes renewable energy, such as wind farms and other alternative fuels.

We emphasize continual improvement by establishing goals to improve our safety record and increase transparency for our stakeholders. Our services facilitate both extending the value and therefore the life cycle of underutilized wells, which in turn mitigates the need to drill new wells and the responsible transition to additional energy sources. These efforts are described in greater detail on our Corporate Sustainability Platform available at www.helixesg.com/sustainability.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2025, we had 2,212 employees. Of our total employees, we had 441 employees covered by collective bargaining agreements or similar arrangements. We consider our overall relationships with our employees, suppliers and vendors to be satisfactory. Further, we expect all employees to maintain a work environment free from harassment, discrimination and abuse, and one where employees treat each other with respect, dignity and courtesy. These tenets are further described in our Human Rights Policy and our Supplier and Vendor Expectations, both of which are available on our website at www.helixesg.com/about-helix/our-company/ethics-and-compliance.

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

We undertake to regularly and properly train our staff to be as prepared as possible to perform our operations safely. Our staff receives updated and relevant training required for their jobs, and Helix leadership actively engages staff so that behaviors reflect the training and a critical safety approach. Each vessel and shore-based employee is assigned a Qualifications and Training Matrix that specifies qualifications and training required of the employee. Training is tracked and evaluated for quality assurance. Ongoing and thoughtful employee participation is a vital element in the success of our QHSE processes. While we believe in the strength and effectiveness of our QHSE programs, we continuously review how we can improve our control of QHSE risks through our employees’ behavior and feedback.

Attraction and Retention of Talent

We are committed to attracting and retaining high-performing employees through our diverse talent base and evaluating and promoting throughout our organization based on skills and performance. We seek the best candidates without regard to factors such as race, religion, color, national origin, age, sex, gender, sexual orientation, gender identity, disability, marital status, veteran status, genetic information, socioeconomic background or any other basis that would be in violation of any applicable federal, state, local or international law. We are committed to diversity and inclusion throughout our workforce, and believe that employing people with different backgrounds, experiences and perspectives makes Helix a stronger company. In 2025, our worldwide workforce represented 40 different nationalities. We track tenure and voluntary employee turnover and use this data to inform our human capital management strategy. As of December 31, 2025, our global voluntary annual turnover rate was 13%. Further, our Board defines diversity expansively and has determined that it is desirable to have diverse viewpoints, professional experiences, backgrounds and skills on our Board, with the principal qualification of a director being the ability to act effectively on behalf of Company shareholders. Our Board has remained diverse following a long-standing refreshment process. Relevant information regarding our talent attraction and retention can be found in the Talent Management section of our Corporate Sustainability Platform available at www.helixesg.com/sustainability/people-communities#talent-management.

Human Rights, Anti-Slavery and Anti-Human Trafficking

We are committed to respecting and protecting human rights everywhere we operate and expect similar standards of suppliers, vendors and partners, including requiring periodic assessments and audits to confirm there is no modern slavery, human trafficking or underage employees in our supply chains or in any part of our business. Our workplace policies and procedures demonstrate our commitment to acting ethically and with integrity in our business relationships, and to implementing and enforcing effective systems and controls to prevent slavery and human trafficking from taking place anywhere in our supply chains. We provide periodic Anti-Human Trafficking training for employees to further arm our workforce with the tools to identify and prevent human trafficking. Our Modern Slavery Statement is available on our website, located at www.helixesg.com/modern-slavery-statement and our Statement on Human Rights, as approved by the Board of Directors is available on our website at www.helixesg.com/about-helix/our-company/ethics-and-compliance.

GOVERNMENT REGULATION

Overview

We provide services primarily in the Gulf of America (deepwater and shelf), Brazil, North Sea, West Africa and Asia Pacific regions, and as such we are subject to numerous laws and regulations, including international treaties, flag state requirements, environmental laws and regulations, requirements for obtaining operating and navigation licenses, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our vessels and other assets operate or are registered, all of which can significantly affect the ownership and operation of our vessels and other assets. We operate mature offshore oil and gas wells, some of which are producing and which ultimately we plan to decommission. Being an owner and operator of wells subjects us to additional regulatory oversight from the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”).

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

A number of jurisdictions where we operate require that certain work may only be performed by vessels built and/or registered in that jurisdiction. In some instances, an exemption may be available, or we may be subject to an additional tax to use a non-local vessel. In the U.S., we are subject to the Merchant Marine Act of 1920 (commonly referred to as the “Jones Act”), which generally provides that only vessels built in the U.S., owned at least 75% by U.S. citizens, and crewed by U.S. citizen seafarers may transport merchandise between points in the U.S. The Jones Act has been applied to offshore oil and gas and wind farm work in the U.S. through interpretations by the CBP.

Offshore Energy Regulation

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

Air Pollution and Emissions

A variety of regulatory requirements, proposals and legislative initiatives focused on restricting the emissions of carbon dioxide, methane and other greenhouse gases apply to the jurisdictions in which we operate. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Directives designed to reduce the emission of nitrogen oxides and sulfur oxides have been issued, and can impact both the fuel and engines that may be used onboard vessels.

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

See Item 1A. Risk Factors for further information related to governmental and regulatory requirements affecting our business.

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

As discussed below, we maintain insurance policies to cover some of our risk of loss associated with our business. We maintain amounts of insurance we believe prudent based on estimated loss potential. However, not all of our business activities can be insured at the levels we desire because of either limited market availability or unfavorable economics.

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

We also are often required by customers to enter into surety bond arrangements or to post standby letters of credit in favor of the customer. Such surety bond arrangements and letters of credit are designed to protect customers against our failure to perform obligations under customer contracts. The terms of such surety bond arrangements or standby letters of credit vary but are generally consistent with industry practice for such agreements.

We receive Workers’ Compensation, MEL and other insurance claims in the normal course of business. We analyze each claim for its validity, potential exposure and estimated ultimate liability. Our services are provided in hazardous environments where events involving catastrophic damage or loss of life could occur, and claims arising from such an event may result in our being named as a responsible party. We maintain insurance protection that we believe is adequate for our business operations.

WEBSITE AND OTHER AVAILABLE INFORMATION

We maintain a website on the Internet with the address of www.helixesg.com. Copies of this Annual Report for the year ended December 31, 2025, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We make our website content available for informational purposes only. Information contained on our website is not part of this report and should not be relied upon for investment purposes. Please note that prior to March 6, 2006, the name of the Company was Cal Dive International, Inc. We satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and our Code of Ethics for Chief Executive Officer and Senior Financial Officers and any waiver from any provision of those codes by posting that information in the Investor Relations section of our website at www.helixesg.com.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

CERTAIN DEFINITIONS

Defined below are certain terms helpful to understanding our business that are located throughout this Annual Report:

Artificial Intelligence (AI):  An engineered system that analyzes large data sets to independently generate content, predictions, or decisions intended to achieve specific objectives and influence operations.

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

Shallow water:  Generally, water depths less than 1,000 feet, including the Gulf of America shelf.

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

Our services are substantially affected by the condition of the oil and gas market, and in particular, the willingness of our oil and gas customers to make capital and other expenditures for offshore exploration, development, drilling and production operations. Although our services are used for other operations during the entire life cycle of a well, when industry conditions are unfavorable, oil and gas companies typically reduce their budgets for expenditures on all types of operations and defer certain activities to the extent possible.

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

We serve customers in many countries around the world and accordingly our business and operations are subject to the effects of global economic conditions, geopolitical developments and international conflicts. Geopolitical and international instability could lead to sanctions, tariffs, trade wars, embargoes and regional unrest, and related governmental actions could affect the global economy, our customers and our business. In addition, shifting geopolitical conditions could affect U.S. or foreign policies and priorities which could adversely impact our customers and our business. For example, in 2022, the U.K. enacted the Energy (Oil and Gas) Profits Levy of 2022 (“Energy Profits Levy”) imposing a windfall tax on profits for oil and gas companies operating in the U.K. and U.K Continental Shelf. In November 2024, the U.K. increased the rate of the Energy Profits Levy on oil and gas companies to 38% and extended the period to which the Energy Profits Levy applies until March 31, 2030. The Energy Profits Levy has and could further adversely affect the operation and capital spending of our customers in the North Sea. In January 2025, a Presidential Memorandum was issued in the U.S. temporarily withdrawing wind energy leasing in the U.S. Outer Continental Shelf (“2025 Wind Energy Ban”) and the Department of the Interior has since announced a separate pause on large-scale offshore wind projects. Due to ongoing judicial proceedings there is continued uncertainty on projects in the offshore wind industry including our operations on the U.S. East Coast.

We continue to actively monitor ongoing and potential military hostilities globally including in Ukraine, Israel, Iran, South America, the Red Sea and the Middle East, as well as applicable laws, sanctions and trade control restrictions resulting therefrom. Any sanctions measures and increased governmental oversight and enforcement activities could adversely affect the global economy and supply chains as well as the oil and gas sector generally. The extent to which our operations and financial results may be affected by any such hostilities will depend on various factors, including the extent and duration of the conflicts and their related effects on operating and capital spending by our customers.

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

Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates rose significantly between 2021 and 2024 due in part to supply chain disruptions and the effects of the global health pandemic and more recently relating to political and economic turmoil resulting from the proliferation of tariffs and escalation of global trade tensions. Although inflation rates have stabilized at a moderate level, future economic shocks, such as those due to tariffs and trade wars, could increase inflation levels going forward. We bear the costs of operating and maintaining our assets, including labor and material costs as well as certification and dry dock costs. Although we may be able to reduce some of our exposure to price increases through the rates we charge, competitive market pressures may affect our ability to pass along price adjustments, which may result in reductions in our operating margins and cash flows in the future.

BUSINESS AND OPERATIONAL RISKS

Our backlog may not be ultimately realized for various reasons, our contracts may be terminated early, and our call-off work may be terminated earlier than expected.

As of December 31, 2025, backlog for our services supported by written agreements or contracts totaled $1.3 billion, of which $694 million is expected to be performed in 2026.

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

Although historically our service contracts were of relatively short duration, over the past few years we performed a number of long-term contracts. We currently have contracts with six customers that represent approximately 82% of our total backlog as of December 31, 2025. Any cancellation, termination or breach of those contracts would have a larger impact on our operating results and financial condition than of our shorter-term contracts. Furthermore, our ability to extend, renew or replace our long-term contracts when they expire or obtain new contracts as alternatives, and the terms of any such contracts, will continue to depend on various factors, including market conditions and the specific needs of our customers. Given the historically cyclical nature of the oil and gas market, as we have experienced, we may not be able to extend, renew or replace such contracts or we may be required to extend, renew or replace expiring contracts or obtain new contracts at rates that are below our existing contract rates, or that have other terms that are less favorable to us than our existing contracts. Failure to extend, renew or replace expiring contracts or secure new contracts at comparable rates and with favorable terms could have a material adverse effect on our financial position, results of operations and cash flows.

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

Industry uncertainty and domestic and global economic conditions, including the financial condition of our customers, suppliers, lenders, insurers and other financial institutions generally, could jeopardize the ability of such parties to perform their obligations to us, including obligations to pay amounts owed to us and to deliver goods and/or services to us in a timely manner. In the event one or more of our customers and/or suppliers is adversely affected by a global health emergency, our business with them may be affected. We may face an increased risk of customers deferring work, declining to commit to new work, asserting claims of force majeure and/or terminating contracts, or our customers’, subcontractors’ or partners’ inability to make payments or remain solvent. We may also face supply chain issues such as loss of access to spares and equipment, which could cause operational delays and loss of revenue.

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

Further, we charter our robotics support vessels under time charter agreements. We also have entered into long-term charter agreements for the Sea Helix 1 and Siem Helix 2 vessels. Should our contracts with customers be canceled, terminated or breached and/or if we do not secure work for the chartered vessels, we are still required to make charter payments. Making those payments absent revenue generation could have a material adverse effect on our financial position, results of operations and cash flows.

Asset upgrade, modification, refurbishment, repair, dry dock, vessel acquisition, fleet replacement and construction projects, and customer contractual acceptance of vessels, systems and other equipment, are subject to risks, including delays, cost overruns, loss of revenue, significant capital cost, and failure to commence or maintain contracts.

We incur significant upgrade, modification, refurbishment, repair and dry dock expenditures on our fleet from time to time. We also construct or make capital improvements to other assets. While some of these capital projects are planned, some are unplanned. Additionally, as assets age, they are more likely to be subject to higher maintenance and repair activities. These projects are subject to the many risks, including delay and cost overruns, inherent in any large capital project. We may also need to construct or acquire new vessels to maintain our current fleet size and the age of our fleet and the cost of constructing or adding a new vessel to our fleet can be substantial.

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

Marine operations conducted in the North Sea and the Gulf of America shelf are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest North Sea vessel utilization rates during the summer and fall when weather conditions are more favorable for offshore operations, and we typically have experienced our lowest North Sea utilization rates in the first quarter. Helix Alliance experiences a slower winter season in its diving and certain vessel operations. As is common in our industry, where we do have utilization in these seasonal markets, we may bear the risk of delays caused by adverse weather conditions. Our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Certain areas in which we operate experience unfavorable weather conditions including hurricanes and extreme storms on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the Gulf of America and the North Sea are susceptible to damage and/or total loss by these weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to adjust service operations or curtail operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these weather conditions, we may experience disruptions in our operations if our personnel is adversely impacted, or because customers may adjust their activities due to damage to their assets, platforms, pipelines and other related facilities.

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

The actual or perceived lack of sustainability of the oil and gas sector, our failure to adequately implement and communicate initiatives that demonstrate our own sustainability or our failure to adapt our sustainability efforts to evolving industry demand, may adversely affect our business.

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

Alternatively, recent developments indicate a potential slowdown and shift in the direction and pace of the adoption of renewable energy technologies and the reversal of climate change-related regulations. We may adequately message our sustainability, but stakeholder sentiment may view sustainability initiatives as shifting attention away from shareholder value-oriented and profit-focused efforts, which could lead to a negative perception. As a result we may experience diminished reputation or sentiment, reduced access to capital markets and/or increased cost of capital, an inability to attract and retain talent, and loss of customers, employees or vendors.

FINANCIAL AND LIQUIDITY RISKS

Our indebtedness and the terms of our indebtedness could impair our financial condition and our ability to fulfill our debt obligations or otherwise limit our business and financial activities.

As of December 31, 2025, we had consolidated indebtedness with a remaining principal amount of $314.6 million. The level of indebtedness may have an adverse effect on our future operations, including:

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

As a multi-national organization, we are subject to taxation in multiple jurisdictions. The Organization for Economic Co-operation and Development, the European Union and individual taxing jurisdictions are focused on tax base erosion and profit shifting as well as minimum tax directives (including Pillar Two). These initiatives and directives continue to evolve along with country specific legislation. We anticipate increased disclosure and reporting to facilitate compliance with these directives. Future changes may have adverse effects on us, including increased administrative and compliance costs.

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

We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the U.S. We own vessels registered under the U.S. flag whose operations in the Gulf of America may constitute coastwise trade. In order to operate vessels in the Jones Act trade and to be qualified to document vessels for coastwise trade, we must maintain U.S. citizen status for Jones Act purposes, and we could cease being a U.S. citizen if certain events were to occur. The consequences of our failure to comply with the Jones Act provisions on coastwise trade, including failing to qualify as a U.S. citizen, would have an adverse effect on our results of operations as we may be prohibited from operating certain of our vessels in the U.S. coastwise trade or, under certain circumstances, permanently lose U.S. coastwise trading rights or be subject to fines or forfeiture of certain our vessels. There have been attempts to repeal or amend restrictions contained in the Jones Act, and such attempts are expected to continue in the future. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government imposed burdens.

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

GENERAL RISKS

We may execute a strategic transaction that may not achieve intended results, could increase our net debt or the number of our shares outstanding, or result in a change of control.

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

Our success depends on the active participation of our key employees. Our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, including in connection with industry downturn and a decline in sentiment towards fossil fuels. The loss of our key people could adversely affect our operations. The delivery of our services also requires personnel with specialized skills, qualifications and experience. The demand for skilled workers can be high and the supply may be limited. A significant increase in the wages paid, or benefits offered, by competing employers could result in a reduction of our skilled labor force, increases to our cost structures, or both. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled, qualified and experienced workers.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our IT infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, could be subject to cybersecurity breaches caused by, among other things, illegal hacking and cybercriminals, insider threats, terrorism, nation-state actors, competitors, hostile media, or hardware and software vulnerabilities. Furthermore, we may also experience increased cybersecurity risk as some of our onshore personnel may periodically work remotely.

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

In addition, a cyberattack or security breach could go undetected for an extended period of time, and the resulting investigation of an incident could take time to complete. During that period, we may not necessarily know the impact to our systems or networks, costs and actions required to fully remediate and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our vessels or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to regulatory enforcement investigations, litigation or indemnity claims. There could also be increased costs to detect, prevent, respond to, or recover from cybersecurity incidents, along with diversion of attention from management. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.

The emergence of artificial intelligence (“AI”) technologies may expose us to risks that could adversely affect our business.

We may use, and may increasingly rely on, AI technologies in various aspects of our business. The use of AI presents risks that could adversely affect our business, results of operations, financial condition or reputation. AI systems may produce inaccurate, incomplete or biased outputs, may be dependent on the quality and availability of underlying data, and may be difficult to monitor or explain. In addition, our use of AI may increase our exposure to cybersecurity threats, data privacy concerns, intellectual property claims, and reliance on third-party vendors. The regulatory and legal framework governing AI is rapidly evolving, and changes in laws, regulations or enforcement practices could increase compliance costs or restrict our ability to use AI. Our failure to identify, effectively develop, implement, govern or control the use of AI could significantly and adversely impact our business or operations.

Our competitors may adopt AI into their service offerings, business processes or operations more quickly or more successfully than us, which could affect our ability to compete effectively.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant collection and processing of this data, both domestically and internationally, continues to increase in complexity. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, and other jurisdictions may in the future promulgate further data privacy laws and regulations. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, or otherwise, could expose us to litigation or enforcement, and could result in significant penalties, fines, and other liabilities.

Certain provisions of our corporate documents, financial arrangements and Minnesota law may discourage a third party from making a takeover proposal.

We are authorized to establish, without any action by our shareholders, the rights and preferences on up to 5,000,000 shares of preferred stock, including dividend, liquidation and voting rights. In addition, our by-laws divide our Board into three classes. We are also subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. We have employment and other long-term incentive arrangements with all of our executive officers that could require cash and/or equity payments and covenants in our asset-based credit agreement (the “Amended ABL Facility”) and the indenture governing our Senior Notes due 2029 (the “2029 Notes”) that could put us in breach, in the event of a “change of control.” Any or all of these provisions or factors may discourage a takeover proposal or tender offer not approved by management and our Board and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less in return for their shares than otherwise might be available in the event of a takeover attempt.

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

A global health emergency could lead to worldwide shutdowns and halting of commercial and interpersonal activity, resulting in a precipitous decline in oil prices and reduced operating and capital spending by oil and gas producers that may persist for an extended period of time, undermining the confidence in overall industry viability.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

RISK MANAGEMENT AND STRATEGY

Our cybersecurity program is designed to monitor, detect, prevent and respond to cyber threats. We take a multi-faceted approach to identifying and mitigating information security risks. This includes, among other things, regular penetration tests of our external network and use of third-party scanning tools to monitor our network; maintaining robust patch management protocols to ensure software updates are implemented on a timely basis; comprehensive employee awareness programs designed to facilitate recognition of security risks and encourage proactive reporting of suspicious activity.

We assess, identify and manage material risks from cybersecurity threats and vulnerabilities according to our Cybersecurity Incident Response Plan (the “IRP”). The IRP uses the six-stage model of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (Preparation, Detection, Containment, Investigation, Remediation, and Recovery) to outline steps for reporting, responding, and mitigating various aspects of a cybersecurity incident. The Cybersecurity Incident Response Team coordinates the execution of activities under the IRP, while communications planning is managed cross-functionally through the Helix Crisis Assistance Team and the Cybersecurity Incident Communication Group. There are also separate processes in place for the effective management of cyber incidents involving our offshore assets and certain regional business units.

To enhance our cybersecurity posture, we engage a range of external specialists and partners to assist in the identification and management of threats. This includes leveraging a third-party Security Operations Center (“SOC”) for continuous network monitoring, as well as collaborating with managed service providers, financial institutions, and government and law enforcement entities to share threat intelligence and coordinate incident response efforts. In addition, we collaborate with our internal auditors to ensure our processes are documented and followed appropriately.

We have processes in place to identify and mitigate cybersecurity risks associated with our use of third-party service providers. Our policy requires that each third-party service provider go through a mandatory IT and Information Security Governance processes review and obtain formal approval from our IT and Information Security Governance groups before it can be used. Notifications and remediation of cyber threats are tracked, reviewed, and archived. Processes implemented and lessons learned involving these third parties are evaluated after each incident to ensure efficiency and replication.

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

GOVERNANCE

Risks relating to cybersecurity are overseen by the Audit Committee. Certain members of our management, including the Executive Vice President and Chief Financial Officer (the “CFO”), the Vice President – Finance and Accounting and Chief Accounting Officer (the “CAO”) and the Vice President of Internal Audit, report to the Audit Committee regarding cybersecurity risks. IT management presents an annual update of cybersecurity related activities to the Audit Committee. Interim updates are provided to the Audit Committee by the CFO on an as needed basis should an incident warrant immediate notification or escalation.

Within Helix’s IT department, several IT management positions are responsible for assessing and managing cybersecurity risk, including the Chief Information Officer, Director of Information Technology and Cybersecurity Manager. Each of the IT department’s management personnel has over 20 years of IT and information security experience. The Director of Information Technology and the Cybersecurity Manager positions are tasked with the daily and per incident assessment and management of cybersecurity risks, while the Chief Information Officer is tasked with oversight.

Helix’s IT leadership ensures that senior management is apprised of significant cybersecurity incidents throughout the lifecycle of the event (from initial detection and discovery through remediation and restoration) consistent with the escalation protocols defined in our IRP.

Helix’s IT department holds regular quarterly meetings with the CFO, CAO, and Vice President of Internal Audit to recap cybersecurity risks and incidents to determine any actions required as a result.

Item 2. Properties

VESSELS AND OTHER OPERATING ASSETS

As of December 31, 2025, our fleet included 26 owned vessels, eight IRSs, three SILs, the ROAM, 20 P&A systems, six CT systems, 39 ROVs, six trenchers and three IROV boulder grabs. We also had seven vessels under time charter agreements. All of our chartered vessels and 11 of our owned vessels have DP capabilities specifically designed to meet the needs of our customers’ offshore activities. Our Seawell and Well Enhancer vessels also have built-in saturation diving systems.

Listing of Vessels and Other Assets Related to Operations as of December 31, 2025 (1)

		Placed
	Flag	in	Length
	State	Service (2)	(Feet)	DP
Floating Production Unit —
Helix Producer I	Bahamas	4/2009	528	DP2
Well Intervention —
Q4000 (3)	U.S.	4/2002	312	DP3
Seawell (4)	U.K.	7/2002	368	DP2
Well Enhancer (4)	U.K.	10/2009	432	DP3
Q5000	Bahamas	4/2015	358	DP3
Sea Helix 1 (5)	Bahamas	6/2016	521	DP3
Siem Helix 2 (5)	Bahamas	2/2017	521	DP3
Q7000	Bahamas	1/2020	320	DP3
8 IRSs, 3 SILs and the ROAM (6)	—	Various	—	—
Helix Alliance —
EPIC Hedron (heavy lift barge)	Vanuatu	7/2022	400	—
9 liftboats, 6 OSVs, 3 DSVs and 1 crew boat	U.S.	7/2022	Various	DP1 (7)
20 P&A systems and 6 CT systems	—	Various	—	—
Robotics —
39 ROVs, 6 Trenchers and 3 IROV boulder grabs (4), (8)	—	Various	—	—
5 chartered robotics support vessels (5)	Various	Various	240 - 419	DP2 or DP3

(1)	We maintain our vessels in accordance with standards of seaworthiness, safety and health set by governmental regulations and classification organizations. We maintain our fleet to the standards for seaworthiness, safety and health set by the ABS, Bureau Veritas (“BV”), Det Norske Veritas (“DNV”), Lloyds Register of Shipping (“Lloyds”), and the U.S. Coast Guard. ABS, BV, DNV and Lloyds are classification societies used by vessel owners to certify that their vessels meet certain structural, mechanical and safety equipment standards.
(2)	Represents the date we placed our owned vessels in service (rather than the date of commissioning) or the date the original charters for our chartered vessels commenced, as applicable.
(3)	Subject to a vessel mortgage securing our MARAD Debt described in Note 7.
(4)	Serves as security for the Amended ABL Facility described in Note 7.
(5)	Vessels under time charter agreements.
(6)	We own a 50% interest in the ROAM and three of the IRSs.
(7)	DP capabilities are only applicable to five OSVs.
(8)	Average age of our Robotics assets is approximately 13.0 years.

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

FACILITIES

Our corporate headquarters are located at 3505 West Sam Houston Parkway North, Suite 400, Houston, Texas 77043. Except for two owned properties related to Helix Alliance, we currently lease all of our facilities, which are primarily located in Texas, Louisiana, Scotland, Singapore and Brazil.

Item 3. Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 16 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Owen Kratz	71	President, Chief Executive Officer and Director
Erik Staffeldt	54	Executive Vice President and Chief Financial Officer
Scott A. Sparks	52	Executive Vice President and Chief Operating Officer
Kenneth E. Neikirk	50	Executive Vice President, General Counsel and Corporate Secretary

Owen Kratz is President and Chief Executive Officer of Helix. He was named Executive Chairman in October 2006 and served in that capacity until February 2008 when he resumed the position of President and Chief Executive Officer. On December 17, 2025, Mr. Kratz informed the Board of his intention to retire and serve as President and CEO until the Board has appointed a successor. He served as Helix’s Chief Executive Officer from April 1997 until October 2006. Mr. Kratz served as President from 1993 until February 1999, and has served as a Director since 1990 (including as Chairman of our Board from May 1998 to July 2017). He served as Chief Operating Officer from 1990 through 1997. Mr. Kratz joined Cal Dive International, Inc. (now known as Helix) in 1984 and held various offshore positions, including saturation diving supervisor, and management responsibility for client relations, marketing and estimating. From 1982 to 1983, Mr. Kratz was the owner of an independent marine construction company operating in the Bay of Campeche. Prior to 1982, he was a superintendent for Santa Fe and various international diving companies, and a diver in the North Sea. From February 2006 to December 2011, Mr. Kratz was a member of the Board of Directors of Cal Dive International, Inc., a once publicly traded company, which was formerly a subsidiary of Helix. Mr. Kratz has a Bachelor of Science degree from State University of New York.

Erik Staffeldt is Executive Vice President and Chief Financial Officer of Helix. Prior thereto he was Senior Vice President and Chief Financial Officer beginning in June 2017 until February 2019. Mr. Staffeldt oversees Helix’s finance, treasury, accounting, tax, information technology and corporate planning functions. Since joining Helix in July 2009 as Assistant Corporate Controller, Mr. Staffeldt has served as Director — Corporate Accounting from August 2011 until March 2013, Director of Finance from March 2013 until February 2014, Finance and Treasury Director from February 2014 until July 2015, and Vice President — Finance and Accounting from July 2015 until June 2017. Mr. Staffeldt was also designated as Helix’s “principal accounting officer” for purposes of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder in July 2015 until December 2021. Mr. Staffeldt served in various financial and accounting capacities prior to joining Helix and has over 30 years of experience in the energy industry. Mr. Staffeldt is a graduate of the University of Notre Dame with a BBA in Accounting and Loyola University in New Orleans with an MBA, and is a Certified Public Accountant.

Scott A. (“Scotty”) Sparks is Executive Vice President and Chief Operating Officer of Helix, having joined Helix in 2001. He served as Executive Vice President — Operations of Helix from May 2015 until February 2016. From October 2012 until May 2015, he was Vice President — Commercial and Strategic Development of Helix. He has also served in various positions within Helix Robotics Solutions, Inc. (formerly known as Canyon Offshore, Inc.), including as Senior Vice President from 2007 to September 2012. Mr. Sparks has over 36 years of experience in the subsea industry, including as Operations Manager and Vessel Superintendent at Global Marine Systems and BT Marine Systems.

Kenneth E. (“Ken”) Neikirk is Executive Vice President, General Counsel and Corporate Secretary of Helix. Mr. Neikirk has over 25 years of experience practicing law in the corporate and energy sectors, and has been a member of Helix’s legal department since 2007, previously serving as Helix’s Senior Vice President, General Counsel and Corporate Secretary from May 2019 to December 2022, and prior to that as Corporate Counsel, Compliance Officer and Assistant Secretary from February 2016 until April 2019. Mr. Neikirk oversees Helix’s legal, human resources, and contracts and insurance functions. Prior to joining Helix Mr. Neikirk was in private practice in New York and Houston. Mr. Neikirk holds a Bachelor of Arts degree from Duke University and a Juris Doctor from the University of Houston Law Center.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HLX.” On February 17, 2026, the closing sale price of our common stock on the NYSE was $8.39 per share. As of February 17, 2026, there were 263 registered shareholders and approximately 77,380 beneficial shareholders of our common stock.

We have not declared or paid cash dividends on our common stock in the past nor do we intend to pay cash dividends in the foreseeable future. In addition, our financing arrangements may place certain limitations on the payment of cash dividends on our common stock. We currently intend to reinvest any retained earnings, if any, for the future operation and growth of our business, to repay maturing debt that is not refinanced, or to use for potential acquisition opportunities or share repurchases. Our Board will review this matter on a regular basis in light of our earnings and financial forecasts, financial position and market opportunities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “— Liquidity and Capital Resources” of this Annual Report.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period since December 31, 2020 to the cumulative total shareholder return for (i) the stocks of 500 large-cap corporations maintained by Standard & Poor’s (“S&P 500”), assuming the reinvestment of dividends; (ii) the Philadelphia Oil Service Sector index (the “OSX”), a price-weighted index of leading oil service companies, assuming the reinvestment of dividends; and (iii) a peer group selected by us as of January 2025 (the “2025 Performance Peer Group”) including the following companies: Archrock, Inc., Core Laboratories N.V., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helmerich & Payne, Inc., Nabors Industries Ltd., NPK International Inc. (formerly Newpark Resources, Inc.), Noble Corporation plc, NOV Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc., Precision Drilling Corporation, ProPetro Holding Corp., RPC, Inc., Select Water Solutions, Inc., TETRA Technologies, Inc., Tidewater Inc., Tranocean Ltd. and Weatherford International plc. The returns of each member of the 2025 Performance Peer Group have been weighted according to each individual company’s equity market capitalization as of December 31, 2025 and have been adjusted for the reinvestment of any dividends. We believe that in 2025 the members of the 2025 Performance Peer Group provided services and products more comparable to us than those companies included in the OSX. The graph assumes $100 was invested on December 31, 2020 in our common stock at the closing price on that date price and on December 31, 2020 in the three indices presented. We paid no cash dividends during the period presented. The cumulative total percentage returns for the period presented are as follows: our stock — 49.3%; the 2025 Performance Peer Group — 71.2%; the OSX — 81.7%; and S&P 500 — 96.2%. These results are not necessarily indicative of future performance.

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Helix
Peer Group Index
OSX
S&P 500

Comparison of Five Year Cumulative Total Return among Helix, S&P 500,

OSX and Peer Group

	As of December 31,
	2020	2021	2022	2023	2024	2025
Helix	$100.0	$74.3	$175.7	$244.8	$221.9	$149.3
2025 Performance Peer Group Index	$100.0	$121.0	$197.8	$208.4	$174.0	$171.2
OSX	$100.0	$120.7	$195.0	$198.7	$175.6	$181.7
S&P 500	$100.0	$128.7	$105.4	$133.1	$166.4	$196.2

Source: Bloomberg.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (2)
Period	purchased (1)	per share	or programs (2)	(in thousands)
October 1 to October 31, 2025	—	$—	—	$128,380
November 1 to November 30, 2025	—	—	—	128,380
December 1 to December 31, 2025	19,048	7.25	—	128,380
	19,048	$7.25	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	On February 20, 2023, we announced that our Board authorized a share repurchase program (the “2023 Repurchase Program”) under which we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock (Note 10). The 2023 Repurchase Program has no set expiration date. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity granted to our employees, officers and directors under our share-based compensation plans.

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

We maximize production of existing oil and gas reserves for our customers primarily in our Well Intervention segment. Historically, drilling rigs have been the asset class used for offshore well intervention work, and rig rates are a pricing indicator for our services. Our customers have used drilling rigs on existing long-term contracts (rig overhang) to perform well intervention work instead of new drilling activities. Current volumes of work, rig utilization rates, the rates quoted by drilling rig contractors and existing rig overhang affect the utilization and/or rates we can achieve for our well intervention assets and services.

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

We support renewable energy primarily in our Robotics segment through our services in offshore wind farm developments, including subsea cable trenching and burial as well as seabed clearance and preparation services. Demand for our services in the renewable energy market is affected by various factors, including the level of offshore wind farm projects, the pace of industry shift towards renewable energy sources, global electricity demand, technological advancements that increase the generation and/or reduce the cost of renewable energy, expansion of offshore renewable energy projects to deeper water and other regions, and government subsidies for renewable energy projects and/or other governmental regulations supporting or restricting renewable energy developments.

Current Market Environment

Commodity prices dropped 20% during 2025 and have been volatile throughout the year. The current energy market remains uncertain following the ongoing escalation of tariffs and geopolitical tensions globally and their impact on the global economy and energy demands. The offshore oil and gas market continues to evaluate governmental regulations and changes thereto, including the ongoing effects of the U.K. government’s Energy Profits Levy, geopolitical instability and uncertainty, regional conflicts and tensions, unrest in the Middle East, Ukraine and Venezuela, and customer spending declines following mergers in the U.K. North Sea. These factors have shifted spending decisions of our customers into 2026 and prolonged a supply and demand imbalance for offshore vessels, which has negatively impacted activity levels and rates in regions in which we operate.

The international wind market continues to be robust, with continued activity and sanctioned work primarily in Europe and Asia Pacific. U.S. wind farm activity has decreased and remains uncertain following the 2025 Wind Energy Ban, a Presidential Memorandum issued in the U.S. in January 2025 temporarily withdrawing wind energy leasing in the U.S. Outer Continental Shelf.

Business Activity Summary

During 2025, we experienced declined activity levels in the North Sea and Gulf of America with lower customer spending due to the uncertain market environment. However, we were able to maintain significant backlog that will provide strong utilization for our vessels and equipment over multiple years. Notable new contracts executed in 2025 include:

●	Four-year trenching agreement with NKT in the North Sea;
●	Renewables trenching contract with Seaway 7 for estimated 300 days in the North Sea;
●	Three-year framework agreement with ExxonMobil for well decommissioning work in the Gulf of America shelf;

●	Well Intervention contract in the Gulf of America for a minimum of 150 days over a three-year period;
●	Multi-year riserless P&A contract in the North Sea on up to 34 subsea wells;
●	Extension of the agreement with HWCG for the HFRS through March 31, 2027; and
●	Extension of the agreement for the HP I for one year until at least June 1, 2027.

During 2025, we executed and/or extended various leases including the charters on the Trym, the North Sea Enabler, and the Patriot, which was delivered to us in January 2026.

We continue to maintain our capital allocation policy of maintaining low levels of Net Debt, maintaining our existing assets, opportunistically targeting markets that complement and further our strategy, and using Free Cash Flow to return cash to shareholders through share repurchases (See “Results of Operations — Non-GAAP Financial Measures” below for definitions of Net Debt and Free Cash Flow).

Outlook

Our 2026 performance should be supported by our existing backlog, of which $694 million is for contracts over the next 12 months, as well as expected new contracting and the materialization of work that had been deferred from 2025. We expect to see continued strong market demand for our Robotics services, in particular our trenching and site preparation offerings. We anticipate an ongoing challenged market for certain of our assets not under long-term contracts, namely in spot markets for our Well Intervention segment, specifically in the North Sea and on the Q4000 and the Q7000, and in our Shallow Water Abandonment segment, during which time we expect a soft rate environment and uncertain utilization of those vessels and systems.

Beyond 2026, we anticipate increasing energy consumption will continue to place demand for our services in both the oil and gas and renewable energy sectors. We believe these needs will continue to increase customer operating expenditure budgets and demand for our production enhancement offerings and decommissioning services internationally, which should grow over the mid- to long-term as the subsea tree base expands and as customers discharge their decommissioning obligations. We expect long-term growth in our renewables services as the global demand for energy increases and the international energy market continues offshore renewable energy developments. We expect the demand for shallow water decommissioning services in the Gulf of America to also improve over time as former owners address their decommissioning obligations related to oil and gas properties that have reverted to them following bankruptcies.

Backlog

Our backlog is represented by signed contracts. As of December 31, 2025, our consolidated backlog totaled $1.3 billion, of which $694 million is expected to be performed in 2026. As of December 31, 2025, our various contracts with Shell and Subsea 7 globally, our contracts with Petrobras in Brazil, our contracts with Talos in the Gulf of America, and our new multi-year agreements with NKT and CNR in the North Sea collectively represented approximately 82% of our total backlog. As of December 31, 2024, our consolidated backlog totaled $1.4 billion. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as (i) services are often added but may sometimes be subtracted; (ii) contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and (iii) reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We define EBITDA as earnings before income taxes, net interest expense, net other income or expense, and depreciation and amortization expense. To arrive at our measure of Adjusted EBITDA, we exclude gains or losses on disposition of assets, long-lived asset impairment losses, acquisition and integration costs, gains or losses related to convertible senior notes, the change in fair value of contingent consideration and the general provision for (release of) current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from asset sales and insurance recoveries (related to property and equipment), if any. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents. In the following reconciliations, we provide amounts as reflected in the consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$30,827	$55,637	$(10,838)
Adjustments:
Income tax provision	11,653	26,427	18,352
Net interest expense	22,777	22,629	17,338
Other expense, net	1,390	3,922	3,590
Depreciation and amortization	187,382	173,292	164,116
EBITDA	254,029	281,907	192,558
Adjustments:
(Gain) loss on disposition of assets, net	—	479	(367)
Long-lived asset impairment	18,064	—	—
Acquisition and integration costs	—	—	540
Change in fair value of contingent consideration	—	—	42,246
General provision for (release of) current expected credit losses	(136)	(161)	1,149
Losses related to convertible senior notes	—	20,922	37,277
Adjusted EBITDA	$271,957	$303,147	$273,403

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities	$136,749	$186,028	$152,457
Less: Capital expenditures, net of proceeds from asset sales and insurance recoveries	(16,342)	(22,840)	(18,659)
Free Cash Flow	$120,407	$163,188	$133,798

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	December 31,
	2025	2024
Long-term debt including current maturities	$307,995	$315,157
Less: Cash and cash equivalents	(445,196)	(368,030)
Net Debt	$(137,201)	$(52,873)

Comparison of Years Ended December 31, 2025 and 2024

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our consolidated financial statements. The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Amount	Percent
Net revenues —
Well Intervention	$729,371	$829,862	$(100,491)	(12)%
Robotics	323,353	297,678	25,675	9%
Shallow Water Abandonment	199,633	186,979	12,654	7%
Production Facilities	72,693	88,709	(16,016)	(18)%
Intercompany eliminations	(33,576)	(44,668)	11,092
	$1,291,474	$1,358,560	$(67,086)	(5)%

Gross profit (loss) —
Well Intervention	$40,594	$110,612	$(70,018)	(63)%
Robotics	81,781	88,287	(6,506)	(7)%
Shallow Water Abandonment	17,932	(777)	18,709	2,408%
Production Facilities	21,147	23,766	(2,619)	(11)%
Corporate, eliminations and other	(2,316)	(2,324)	8
	$159,138	$219,564	$(60,426)	(28)%

Gross margin —
Well Intervention	6%	13%
Robotics	25%	30%
Shallow Water Abandonment	9%	(0)%
Production Facilities	29%	27%
Total company	12%	16%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 72%	7 / 90%
Robotics assets (3)	48 / 59%	47 / 69%
Chartered Robotics vessels	7 / 88%	6 / 92%
Shallow Water Abandonment vessels (4)	20 / 53%	20 / 60%
Shallow Water Abandonment systems (5)	26 / 28%	26 / 24%

(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Year Ended December 31,		Increase/
	2025	2024	(Decrease)
Well Intervention	$—	$6,390	$(6,390)
Robotics	33,512	38,039	(4,527)
Shallow Water Abandonment	64	239	(175)
	$33,576	$44,668	$(11,092)

The following table sets forth significant financial statement items below the gross profit (loss) line (in thousands):

	Year Ended December 31,
	2025	2024
Long-lived asset impairment	$18,064	$—
Selling, general and administrative expenses	75,939	91,650
Net interest expense	22,777	22,629
Losses related to convertible senior notes	—	20,922
Other expenses, net	1,390	3,922
Income tax provision	11,653	26,427

Net Revenues. Our consolidated net revenues decreased by 5% in 2025 as compared to 2024, reflecting lower revenues in our Well Intervention and Production Facilities business segments, offset in part by higher revenues in our Robotics and Shallow Water Abandonment segments.

Our Well Intervention revenues decreased by 12% in 2025 as compared to 2024, primarily reflecting overall lower utilization, offset in part by higher rates during 2025. Utilization declined primarily due to the stacking of the Seawell in the North Sea during the entirety of 2025 whereas the vessel had 86% utilization during 2024. Utilization also declined as the Q4000, the Q5000 and the Q7000 collectively underwent 131 docking days during 2025 as compared to 10 days on the Sea Helix 1 during 2024. Additionally, revenues in 2024 included $14 million of contract cancellation fees related to work that had been planned for 2025. Revenue decreases were offset in part by higher rates on the Well Enhancer, and in Brazil in 2025.

Our Robotics revenues increased by 9% in 2025 as compared to 2024, primarily reflecting increased trenching on third party vessels and higher project rates on our vessel activities, offset in part by lower overall vessel and ROV utilization during 2025. Robotics generated 483 days of trenching on third-party vessels during 2025 as compared to 167 days during 2024. However, vessel utilization decreased to 1,808 days (including 75 spot vessel days at full utilization) during 2025 as compared to 1,901 days (including 371 spot vessel days at full utilization) during 2024. Included in vessel days are integrated vessel trenching days, which decreased to 635 days in 2025 as compared to 835 days in 2024, and site clearance vessel days, which increased to 503 days as compared to 325 days in 2024. Overall ROV utilization decreased to 59% during 2025 as compared to 69% during 2024.

Our Shallow Water Abandonment revenues increased by 7% in 2025 as compared to 2024. The increase in revenues was primarily due to higher utilization on our systems and on the Epic Hedron heavy lift barge. P&A systems and CT systems achieved 2,686 days of utilization, or 28%, during 2025 as compared to 2,281 days of utilization, or 24%, during 2024. Utilization on the Epic Hedron heavy lift barge was 58% during 2025 as compared to 44% during 2024. Vessel utilization (excluding heavy lift) declined to 53% during 2025 as compared to 61% during 2024.

Our Production Facilities revenues decreased by 18% in 2025 as compared to 2024, primarily reflecting lower oil and gas production volumes with the Thunder Hawk field being shut in during 2025 after having had approximately seven months of production in 2024. The Droshky field had lower production in 2025 as compared to 2024 and realized oil prices were lower by 12% year over year.

Gross Profit (Loss). Our consolidated 2025 gross profit decreased by $60.4 million as compared to 2024, primarily reflecting reduced profitability from our Well Intervention, Robotics and Production Facilities business segments, offset in part by increased profitability from our Shallow Water Abandonment segment.

Our Well Intervention gross profit decreased by $70.0 million in 2025 as compared to 2024, primarily reflecting lower overall revenues, offset in part by lower vessel costs on the Seawell due to the vessel being warm-stacked in 2025 and higher cost deferrals related to the dockings during 2025.

Our Robotics gross profit decreased by $6.5 million in 2025 as compared to 2024, primarily reflecting lower margins on certain projects due to the mix of contracting, offset in part by higher revenues during 2025.

Our Shallow Water Abandonment gross profit was $17.9 million in 2025 as compared to a gross loss of $0.8 million in 2024, primarily reflecting higher overall revenues and higher margin contracting during 2025.

Our Production Facilities gross profit decreased by $2.6 million in 2025 as compared to 2024, primarily due to lower revenues, offset in part by lower workover costs on the Thunder Hawk field during 2025.

Long-Lived Asset Impairment. The $18.1 million non-cash impairment loss in 2025 was attributable to the impairment of the remaining net book value of the Thunder Hawk field (Note 5).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $75.9 million in 2025 as compared to $91.7 million in 2024, primarily reflecting decreases in employee compensation-related costs during 2025.

Net Interest Expense. Our net interest expense totaled $22.8 million in 2025 as compared to $22.6 million in 2024, primarily reflecting lower interest income on our invested cash (Note 7).

Losses Related to Convertible Senior Notes. The losses during 2024 were associated with the redemption of our Convertible Senior Notes due 2026 (the “2026 Notes”) (Note 7).

Other Expense, Net. Net other expense was $1.4 million in 2025 as compared to $3.9 million in 2024, primarily reflecting a $2.4 million charge in 2024 associated with the increase in the value of incentive credits issued to the seller of P&A equipment acquired in 2023.

Income Tax Provision. Income tax provision was $11.7 million for 2025 as compared to $26.4 million for 2024. The effective tax rate for 2025 was impacted by certain discrete items, additional foreign tax credit benefits and the jurisdictional mix of earnings. The effective rate for 2024 was impacted by the non-deductibility of certain losses associated with the 2026 Notes Redemptions, which was characterized as a discrete event.

Comparison of Years Ended December 31, 2024 and 2023

Various financial and operational highlights for the years ended December 31, 2024 and 2023 were previously presented in our 2024 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	December 31,
	2025	2024
Net working capital	$525,314	$405,266
Long-term debt (excluding current maturities)	298,351	305,971
Liquidity	553,550	429,586

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes the 2029 Notes and the MARAD Debt, excluding current maturities of $9.6 million and $9.2 million, respectively, at December 31, 2025 and 2024. For information relating to our long-term debt, see Note 7 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at December 31, 2025 included $445.2 million of cash and cash equivalents and $110.9 million of available borrowing capacity under the Amended ABL Facility (Note 7) and excluded $2.5 million of pledged cash. Our liquidity at December 31, 2024 included $368.0 million of cash and cash equivalents and $66.6 million of available borrowing capacity under the Amended ABL Facility and excluded $5.0 million of pledged cash.

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

Cash Flows

The following table provides summary data from our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash provided by (used in):
Operating activities	$136,749	$186,028	$152,457
Investing activities	(16,342)	(22,840)	(18,659)
Financing activities	(45,059)	(125,310)	25,109

Operating Activities

Cash flows provided by operating activities for 2025 decreased as compared to 2024 despite the absence of an earnout payment, primarily reflecting lower earnings, higher regulatory certification costs on our vessels and systems and net working capital outflows. Our operating cash outflows during 2024 included $58.3 million of the $85.0 million earnout payment on April 3, 2024. Regulatory certification costs, which are considered part of our capital spending program but are classified in operating cash flows, were $52.0 million in 2025 compared to $35.4 million in 2024.

Investing Activities

Cash flows used in investing activities for 2025 decreased as compared to 2024 primarily due to lower capital expenditures in our Well Intervention and Robotics segments.

Financing Activities

Net cash outflows from financing activities for 2025 primarily reflect the repurchases of $30.2 million in our common stock under the 2023 Repurchase Program and related excise tax payments, principal repayment of $9.2 million related to the MARAD Debt and payments in satisfaction of tax obligations upon vesting of share-based awards.

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

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for operating lease obligations and property and equipment, as of December 31, 2025 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated terms. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory certification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of December 31, 2025.

	Total	Short-Term	Long-Term
MARAD debt	$14,645	$9,644	$5,001
2029 Notes	300,000	—	300,000
Interest related to debt	95,369	30,282	65,087
Property and equipment	6,519	6,519	—
Operating leases (1)	788,314	164,733	623,581
Total cash obligations	$1,204,847	$211,178	$993,669
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At December 31, 2025, our commitment related to long-term vessel charters that have commenced totaled approximately $724.9 million, of which $366.9 million was related to the non-lease (services) components that are not included in operating lease liabilities in the consolidated balance sheet as of December 31, 2025.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 15). Those obligations, which are presented on a discounted basis on the consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk field oil and gas properties and $37.1 million (undiscounted) for Droshky field oil and gas properties as of December 31, 2025. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky field oil and gas properties are fulfilled.

Regulatory certification and dry dock. Our vessels and systems are subject to certain regulatory certification requirements that must be satisfied in order for the vessels and systems to operate. Certification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary and are dependent on the timing of the certification renewal period, they generally range between $0.2 million to $15.0 million per vessel and $0.5 million to $5.0 million per system.

We expect the sources of funds to satisfy our material cash requirements to primarily come from our ongoing operations and existing cash on hand. Although not currently expected to be utilized, we also have availability under the Amended ABL Facility and access to capital markets.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our consolidated balance sheets. At December 31, 2025, approximately 57% of our net assets were impacted by changes in foreign currencies (primarily the British pound) in relation to the U.S. dollar. For the years ended December 31, 2025, 2024 and 2023, we recorded foreign currency translation gains (losses) of $63.1 million, $(17.6) million and $22.3 million, respectively, to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the year ended December 31, 2025, we recorded net foreign currency losses of $1.7 million, primarily related to our international subsidiaries’ foreign currency positions. For the year ended December 31, 2024, we recorded foreign currency transaction losses of $1.5 million, primarily related to U.S. dollar denominated debt in our U.K. and Brazil entities. For the year ended December 31, 2023, we recorded foreign currency transaction losses of $4.4 million, primarily reflecting foreign currency losses of $15.7 million related to the devaluation of the Nigerian naira on our naira cash holdings, offset in part by foreign currency gains related to U.S. dollar denominated intercompany debt in our U.K. entities.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helix Energy Solutions Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of property and equipment impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, or triggering events. The Company performs this evaluation considering the future economic benefits of the asset or asset groups, historical and estimated future profitability measures, and other factors that may be present, such as extended periods of idle time or the inability to contract the Company’s equipment at economical rates. The carrying value of property and equipment as of December 31, 2025 was $1.4 billion.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Helix Energy Solutions Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Helix Energy Solutions Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2026

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$445,196	$368,030
Accounts receivable, net of allowance for credit losses of $3,529 and $3,682, respectively	303,939	258,630
Other current assets	75,857	83,022
Total current assets	824,992	709,682
Property and equipment	3,156,606	3,068,755
Less accumulated depreciation	(1,794,112)	(1,630,902)
Property and equipment, net	1,362,494	1,437,853
Operating lease right-of-use assets	302,649	329,649
Deferred certification and dry dock costs, net	74,351	71,718
Other assets, net	51,418	48,178
Total assets	$2,615,904	$2,597,080

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134,287	$144,793
Accrued liabilities	94,951	90,455
Current maturities of long-term debt	9,644	9,186
Current operating lease liabilities	60,796	59,982
Total current liabilities	299,678	304,416
Long-term debt	298,351	305,971
Operating lease liabilities	260,959	285,984
Deferred tax liabilities	105,571	113,973
Other non-current liabilities	71,433	66,971
Total liabilities	1,035,992	1,077,315
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,186 and 150,243 shares issued, respectively	1,218,494	1,252,253
Retained earnings	398,914	368,087
Accumulated other comprehensive loss	(37,496)	(100,575)
Total shareholders’ equity	1,579,912	1,519,765
Total liabilities and shareholders’ equity	$2,615,904	$2,597,080

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$1,291,474	$1,358,560	$1,289,728
Cost of sales	1,132,336	1,138,996	1,089,372
Gross profit	159,138	219,564	200,356
Gain (loss) on disposition of assets, net	—	(479)	367
Long-lived asset impairment	(18,064)	—	—
Acquisition and integration costs	—	—	(540)
Change in fair value of contingent consideration	—	—	(42,246)
Selling, general and administrative expenses	(75,939)	(91,650)	(94,427)
Income from operations	65,135	127,435	63,510
Net interest expense	(22,777)	(22,629)	(17,338)
Losses related to convertible senior notes	—	(20,922)	(37,277)
Other expense, net	(1,390)	(3,922)	(3,590)
Royalty income and other	1,512	2,102	2,209
Income before income taxes	42,480	82,064	7,514
Income tax provision	11,653	26,427	18,352
Net income (loss)	$30,827	$55,637	$(10,838)

Earnings (loss) per share of common stock:
Basic	$0.21	$0.37	$(0.07)
Diluted	$0.21	$0.36	$(0.07)

Weighted average common shares outstanding:
Basic	148,349	151,989	150,917
Diluted	148,454	154,699	150,917

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$30,827	$55,637	$(10,838)
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	63,079	(17,560)	22,304
Comprehensive income	$93,906	$38,077	$11,466

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	151,935	$1,298,740	$323,288	$(105,319)	$1,516,709
Net loss	—	—	(10,838)	—	(10,838)
Foreign currency translation adjustments	—	—	—	22,304	22,304
Repurchase of convertible senior notes	1,500	(35,469)	—	—	(35,469)
Termination of capped calls	—	14,225	—	—	14,225
Repurchases of common stock	(1,584)	(11,988)	—	—	(11,988)
Activity in company stock plans, net and other	440	(92)	—	—	(92)
Share-based compensation	—	6,149	—	—	6,149
Balance, December 31, 2023	152,291	$1,271,565	$312,450	$(83,015)	$1,501,000
Net income	—	—	55,637	—	55,637
Foreign currency translation adjustments	—	—	—	(17,560)	(17,560)
Settlement of convertible debt conversion	—	(84)	—	—	(84)
Termination of capped calls	—	4,381	—	—	4,381
Repurchases of common stock	(2,867)	(29,821)	—	—	(29,821)
Activity in company stock plans, net and other	819	(468)	—	—	(468)
Share-based compensation	—	6,680	—	—	6,680
Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765
Net income	—	—	30,827	—	30,827
Foreign currency translation adjustments	—	—	—	63,079	63,079
Repurchases of common stock	(4,643)	(30,164)	—	—	(30,164)
Activity in company stock plans, net and other	1,586	(5,047)	—	—	(5,047)
Share-based compensation	—	6,086	—	—	6,086
Reclassification of fair value of modified liability awards	—	(4,634)	—	—	(4,634)
Balance, December 31, 2025	147,186	$1,218,494	$398,914	$(37,496)	$1,579,912

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$30,827	$55,637	$(10,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of deferred certification and dry dock costs	134,538	137,202	138,423
Amortization of deferred certification and dry dock costs	52,844	36,090	25,693
Long-lived asset impairment	18,064	—	—
Deferred certification and dry dock costs	(51,996)	(35,387)	(62,522)
Payment of earnout consideration	—	(58,300)	—
Change in fair value of contingent consideration	—	—	42,246
Amortization of debt discount	240	218	17
Amortization of debt issuance costs	2,063	2,132	2,485
Share-based compensation	6,568	7,266	6,510
Deferred income taxes	(8,067)	10,606	11,532
(Gain) loss on disposition of assets, net	—	479	(367)
Losses related to convertible senior notes	—	20,922	37,277
Unrealized foreign currency losses	374	623	8,310
Changes in operating assets and liabilities:
Accounts receivable, net	(37,514)	13,736	(64,520)
Other current assets	16,600	1,139	(22,597)
Income tax receivable, net of income tax payable	(9,512)	1,919	(418)
Accounts payable and accrued liabilities	(18,433)	(9,159)	31,996
Other, net	153	905	9,230
Net cash provided by operating activities	136,749	186,028	152,457

Cash flows from investing activities:
Capital expenditures	(16,342)	(23,303)	(19,588)
Proceeds from sale of assets	—	100	365
Proceeds from insurance recoveries	—	363	564
Net cash used in investing activities	(16,342)	(22,840)	(18,659)

Cash flows from financing activities:
Proceeds from senior notes, net of discount	—	—	298,578
Payments related to convertible senior notes	—	(60,720)	(261,147)
Repayment of MARAD Debt	(9,186)	(8,749)	(8,333)
Proceeds from settlement of capped calls	—	4,381	15,591
Debt issuance costs	—	(1,530)	(6,817)
Repurchases of common stock	(30,214)	(29,620)	(11,988)
Payments related to tax withholding for share-based compensation	(7,404)	(4,231)	(1,757)
Proceeds from issuance of ESPP shares	1,745	1,859	982
Payment of earnout consideration	—	(26,700)	—
Net cash provided by (used in) financing activities	(45,059)	(125,310)	25,109

Effect of exchange rate changes on cash and cash equivalents	1,818	(2,039)	(15,827)
Net increase in cash and cash equivalents	77,166	35,839	143,080
Cash and cash equivalents:
Balance, beginning of year	368,030	332,191	189,111
Balance, end of year	$445,196	$368,030	$332,191

The accompanying notes are an integral part of these consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Unless the context indicates otherwise, the terms “we,” “us” and “our” in this Annual Report refer collectively to Helix Energy Solutions Group, Inc. and its subsidiaries (“Helix” or the “Company”). We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of America (deepwater and shelf), Brazil, North Sea, West Africa and Asia Pacific regions. Our North Sea operations and our Gulf of America shelf operations are usually subject to seasonal changes in activity levels, which generally peaks in the summer months and declines in the winter months.

Our Operations

Our services are segregated into four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities.

Our Well Intervention segment provides services enabling our customers to safely access subsea offshore wells for the purpose of performing production enhancement or decommissioning operations, thereby mitigating the need to drill new wells by extending the useful lives of existing wells and preserving the environment by preventing uncontrolled releases of oil and natural gas. Our well intervention vessels include the Q4000, the Q5000, the Q7000, the Seawell, the Well Enhancer, and two chartered vessels, the Sea Helix 1 (formerly Siem Helix 1) and the Siem Helix 2. Our well intervention equipment includes intervention systems such as intervention riser systems (“IRSs”), subsea intervention lubricators (“SILs”) and the Riserless Open-water Abandonment Module, some of which we provide on a stand-alone basis.

Our Robotics segment provides trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of renewable energy and supporting the responsible transition to additional energy sources. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, IROV boulder grabs and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and IROV boulder grabs on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

Our Shallow Water Abandonment segment provides services in support of the upstream and midstream industries predominantly in the Gulf of America shelf, including offshore oilfield decommissioning and reclamation, well intervention, IRM, heavy lift and commercial diving services. Our Shallow Water Abandonment segment includes Helix Alliance that was acquired in July 2022 (Note 3), a vertically integrated company which offers a diversified fleet of marine assets including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, plug and abandonment (‘P&A”) systems and coiled tubing (“CT”) systems.

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

Contingent consideration payable in cash is initially measured at fair value and included as part of the purchase price and subsequently measured at fair value at the end of each reporting period with changes in value reported in “Change in fair value of contingent consideration” in the consolidated statements of operations until the liability is no longer contingent. Cash paid for the contingent consideration in an amount equaling to its initial fair value at the acquisition date is reported in financing cash flows and any amounts paid in excess of the initial fair value are reported in operating cash flows.

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

Deferred Certification and Dry Dock Costs

Our vessels and systems are required by regulation to be periodically recertified. Certification costs for a vessel are typically incurred while the vessel is in regulatory docking. We defer and amortize certification costs, including vessel dry dock costs, over the period that the certification applies, which generally ranges from 24 to 60 months. Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or system are capitalized and depreciated over the asset’s remaining economic useful life. Routine repairs and maintenance costs are expensed as incurred.

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

We operate in multiple tax jurisdictions and our tax returns are subject to review and examination by local taxing authorities. We provide for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by local taxing authorities. Interest and penalties are not reported as a component of income taxes.

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

Our restricted stock awards are based solely on service conditions and are accounted for as equity awards. Compensation cost for restricted stock is the product of the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis.

For the portions of our performance share unit (“PSU”) awards with a service and a market condition that are accounted for as equity awards, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and subsequently recognized over the vesting period on a straight-line basis. For the portions of our PSUs with a service and a performance condition that are accounted for as equity awards, compensation cost is initially measured based on the grant date fair value. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. For equity PSU awards that are subsequently modified, if, at the modification date, it is probable that the original award would have vested, the cumulative compensation cost to be recognized would equal the grant date fair value of the original equity awards plus any incremental fair value of the modified liability awards.

Our restricted stock unit (“RSU”) awards accounted for as liability awards are measured at their estimated fair value based on the closing share price of our common stock as of each balance sheet date, and subsequent changes in the fair value of the awards are recognized in earnings for the portion of the award for which the requisite service period has elapsed. Cumulative compensation cost for vested liability RSUs equals the actual payout value upon vesting.

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

For transactions denominated in a currency other than a subsidiary’s functional currency, the effects of changes in exchange rates are reported in “Other income (expense), net” in the consolidated statements of operations. Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the years ended December 31, 2025, 2024 and 2023, our foreign currency transaction losses totaled $1.7 million, $1.5 million and $4.4 million, respectively.

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

Major Customers and Concentration of Risk

We offer our products and services primarily in the offshore oil and gas and renewable energy markets. Oil and gas companies spend capital on exploration, drilling and production operations, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices and volatility, which are subject to many external factors. Our customers consist primarily of major and independent oil and gas producers and suppliers, pipeline transmission companies, renewable energy companies and offshore engineering and construction firms. The percentages of consolidated revenue from major customers (those representing 10% or more of our consolidated revenues) were as follows: 2025 — Shell (18%) and Petrobras (10%); 2024 — Shell (12%) and Talos (12%); and 2023 — Apache (11%) and Shell (10%). The revenue concentrations are reported in our Well Intervention, Production Facilities and Shallow Water Abandonment segments.

As of December 31, 2025, 20% of our labor force was covered by collective bargaining agreements or similar arrangements and 18% of our labor force was covered by those agreements that will expire within one year.

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

New Accounting Standards

New accounting standards adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures,” which requires entities to disclose, on an annual basis, specific categories in a tabular rate reconciliation using both percentages and reporting currency amounts and to provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that entities disclose on an annual basis: a) income taxes paid (net) disaggregated by federal, state and foreign taxes; b) income taxes paid (net) by individual jurisdiction; c) income (or loss) from continuing operations before income tax expense (or benefit) between domestic and foreign; and d) income tax expense (or benefit) from continuing operations by federal, state and foreign. Certain previous disclosure requirements on unrecognized tax benefits and cumulative amount of temporary differences are eliminated. We adopted ASU No. 2023-09 prospectively starting with this Annual Report for the year ended December 31, 2025. The adoption of this ASU had no impact on our earnings or financial condition and did not have a material impact on our consolidated financial statements other than increased income tax disclosures which are reflected in Note 8.

New accounting standards issued but not yet effective

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

Note 3 — Business Combinations

Alliance Acquisition

We expanded our service capabilities to the Gulf of America shelf market with the acquisition of the Alliance group of companies (collectively “Alliance”) on July 1, 2022, which we re-branded as Helix Alliance. During the fourth quarter 2023, we finalized the calculation and agreed with the seller in the Alliance transaction on an $85.0 million earnout, which was paid in cash on April 3, 2024. For the year ended December 31, 2023, we recorded $42.2 million for the change in fair value of the earnout consideration, which is reported in the accompanying consolidated statement of operations.

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaids	$29,345	$26,780
Income tax receivable	7,383	2,635
Contract assets (Note 11)	10,871	12,221
Deferred costs (Note 11)	18,678	31,874
Other	9,580	9,512
Total other current assets	$75,857	$83,022

Other assets, net consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 11)	6,910	5,348
Other receivable (2)	27,291	24,827
Intangible assets with finite lives, net	3,262	3,630
Other	1,411	1,829
Total other assets, net	$51,418	$48,178
(1)	Represents prepayments to the owner of the Sea Helix 1 and the Siem Helix 2, which may be used to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky field oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related benefits	$45,463	$49,521
Accrued interest	10,102	10,278
Deferred revenue (Note 11)	17,115	14,914
Other	22,271	15,742
Total accrued liabilities	$94,951	$90,455

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred revenue (Note 11)	$—	$699
Asset retirement obligations (Note 15)	68,770	62,947
Other	2,663	3,325
Total other non-current liabilities	$71,433	$66,971

Note 5 — Property and Equipment

The following is a summary of the gross components of property and equipment (dollars in thousands):

		December 31,
	Estimated Useful Life	2025	2024
Vessels	15 to 30 years	$2,469,762	$2,383,245
Systems and equipment	5 to 15 years	363,271	345,093
ROVs and trenchers	5 to 10 years	265,483	261,417
Buildings and other	5 to 39 years	58,090	79,000
Total property and equipment		$3,156,606	$3,068,755

The Thunder Hawk field under our Production Facilities segment ceased production beginning mid-year 2024 due to a blockage in a well. Multiple attempts to resolve the blockage previously failed and a well workover was completed late February 2026. Given the combination of low oil prices and the increase in estimated costs associated with a workover, we determined that the remaining net book value was not recoverable as of December 31, 2025 and performed an asset impairment assessment review by comparing the fair value of the Thunder Hawk field to its remaining net book value. We estimated the fair value using an income approach by discounting the estimated future cash flows (Level 3 input) as of the trigger date and concluded that the remaining net book value of the Thunder Hawk field was fully impaired. As such, we recorded a long-lived asset impairment charge of $18.1 million for the year ended December 31, 2025.

Note 6 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034. We also sublease some of our facilities under non-cancelable sublease agreements. As of December 31, 2025, the minimum sublease income to be received in the future was minimal.

The following table details the components of our lease cost (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$90,737	$87,569	$72,775
Variable lease cost	12,543	11,113	21,423
Short-term lease cost	48,318	55,879	54,613
Sublease income	(117)	(99)	(1,113)
Net lease cost	$151,481	$154,462	$147,698

Maturities of our operating lease liabilities as of December 31, 2025 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$77,129	$4,267	$81,396
One to two years	76,334	4,328	80,662
Two to three years	65,278	4,088	69,366
Three to four years	53,006	3,869	56,875
Four to five years	59,020	4,636	63,656
Over five years	27,237	11,950	39,187
Total lease payments	$358,004	$33,138	$391,142
Less: imputed interest	(60,774)	(8,613)	(69,387)
Total operating lease liabilities	$297,230	$24,525	$321,755

Current operating lease liabilities	$57,240	$3,556	$60,796
Non-current operating lease liabilities	239,990	20,969	260,959
Total operating lease liabilities	$297,230	$24,525	$321,755

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$78,442	$5,324	$83,766
One to two years	66,020	3,442	69,462
Two to three years	61,771	3,871	65,642
Three to four years	55,933	3,368	59,301
Four to five years	52,748	3,185	55,933
Over five years	86,257	15,736	101,993
Total lease payments	$401,171	$34,926	$436,097
Less: imputed interest	(80,564)	(9,567)	(90,131)
Total operating lease liabilities	$320,607	$25,359	$345,966

Current operating lease liabilities	$55,643	$4,339	$59,982
Non-current operating lease liabilities	264,964	21,020	285,984
Total operating lease liabilities	$320,607	$25,359	$345,966

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2025		2024		2023
Weighted average remaining lease term	5.0	years	5.9	years	3.1	years
Weighted average discount rate	7.68%		7.89%		8.20%

The following table presents other information related to our operating leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$88,248	$80,642	$68,788
Right-of-use assets related to new operating lease obligations (1)	37,658	220,945	26,502
(1)	Our operating lease additions are primarily related to the charter for the Trym and charter extensions for the North Sea Enabler during the year ended December 31, 2025, the charter extensions for the Sea Helix 1, the Siem Helix 2, the Grand Canyon II and the Shelia Bordelon during the year ended December 31, 2024, and the charters for the Glomar Wave and the North Sea Enabler during the year ended December 31, 2023.

See Note 16 for additional information on our significant leases including those not yet commenced as of December 31, 2025.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
MARAD Debt (matures February 2027)	$14,645	$23,831
2029 Notes (mature March 2029)	300,000	300,000
Gross debt	314,645	323,831
Unamortized debt discount	(946)	(1,186)
Unamortized debt issuance costs	(5,704)	(7,488)
Total debt	307,995	315,157
Less current maturities (1)	(9,644)	(9,186)
Long-term debt	$298,351	$305,971
(1)	Current maturities as of December 31, 2025 and 2024 both included the current portion of the MARAD Debt.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash, and provides for a $55 million sub-limit for the issuance of letters of credit. As of December 31, 2025, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $110.9 million, net of $1.5 million of letters of credit issued and includes $2.5 million of cash pledged to the facility.

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

In connection with the 2026 Notes offering, we entered into capped call transactions (the “2026 Capped Calls”) with three separate counterparties to hedge the dilution risk of the 2026 Notes. Concurrent with the settlement of the 2026 Notes Repurchases and the 2026 Notes Redemptions, we terminated the 2026 Capped Calls and received $20.0 million in cash (Note 9).

The 2026 Notes had a coupon interest rate of 6.75% per annum and an effective interest rate of 7.6%. For the years ended December 31, 2024 and 2023, total interest expense related to the 2026 Notes was $0.4 million and $14.6 million, respectively, with coupon interest expense of $0.3 million and $13.3 million, respectively, and the amortization of debt issuance costs of $0.1 million and $1.3 million, respectively.

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of December 31, 2025, we were in compliance with these covenants.

The Convertible Senior Notes due 2023 (the “2023 Notes”) matured on September 15, 2023. Upon maturity of the 2023 Notes, we paid $29.6 million in cash to settle the conversion of $29.2 million aggregate principal amount of the notes, plus accrued and unpaid interest. We recorded the conversion value in excess of such principal amount converted to “Common stock” in the accompanying consolidated balance sheets. Notes representing the remaining $0.8 million aggregate principal amount of the 2023 Notes were redeemed at par, plus accrued and unpaid interest. The 2023 Notes had a coupon interest rate of 4.125% per annum and an effective interest rate of 4.8%. For the year ended December 31, 2023, total interest expense related to the 2023 Notes was $1.0 million, primarily from coupon interest expense.

Scheduled maturities of our long-term debt outstanding as of December 31, 2025 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,644	$—	$9,644
One to two years	5,001	—	5,001
Two to three years	—	—	—
Three to four years	—	300,000	300,000
Gross debt	14,645	300,000	314,645
Unamortized debt discount (1)	—	(946)	(946)
Unamortized debt issuance costs (1)	(610)	(5,094)	(5,704)
Total debt	14,035	293,960	307,995
Less current maturities	(9,644)	—	(9,644)
Long-term debt	$4,391	$293,960	$298,351
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

The following table details the components of our net interest expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$32,973	$33,901	$21,359
Interest income	(10,196)	(11,272)	(4,021)
Net interest expense	$22,777	$22,629	$17,338

Note 8 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act was passed into law. The legislation provides us with benefits that are temporary in nature with no material impact on our income tax expense or effective tax rate for the year ended December 31, 2025.

Components of income tax provision reflected in the consolidated statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision (benefit):
Federal	$1,673	$(107)	$1,452
State	53	10	58
Foreign	17,994	15,918	5,310
Total current	$19,720	$15,821	$6,820
Deferred tax provision (benefit):
Federal	$(11,993)	$11,562	$8,990
State	46	76	(301)
Foreign	3,880	(1,032)	2,843
Total deferred	$(8,067)	$10,606	$11,532
Total income tax provision	$11,653	$26,427	$18,352

Components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(48,969)	$(32,980)	$(31,646)
Foreign	91,449	115,044	39,160
Income before income taxes	$42,480	$82,064	$7,514

Reconciling items between the U.S. statutory rate and our effective tax rate for the year ended December 31, 2025 are as follows (dollars in thousands):

	Year Ended
	December 31, 2025
U.S. federal statutory tax rate	$8,921	21.0%
Domestic federal:
Foreign tax credits	(518)	(1.2)
Non-taxable or non-deductible items:
Non-deductible compensation	1,266	3.0
Other permanent adjustments	69	0.2
Effect of cross-border tax laws (1)	1,472	3.4
Return-to-provision	(4,178)	(9.8)
Changes in valuation allowances	2,907	6.8
State and local income taxes, net of federal income tax effect (2)	89	0.2
Foreign tax effects:
U.K.:
Internal restructuring	(17,310)	(40.8)
Changes in valuation allowances	15,685	36.9
Other reconciling items	(598)	(1.4)
Brazil:
Statutory tax rate difference	5,025	11.8
Other reconciling items	22	0.1
Luxembourg:
Rate change	2,430	5.7
Changes in valuation allowances	(4,812)	(11.3)
Other reconciling items	638	1.5
Taiwan:
Non-taxable or non-deductible items	(1,906)	(4.5)
Return-to-provision	(949)	(2.2)
Other reconciling items	310	0.7
Nigeria:
Statutory tax rate difference	646	1.5
Non-refundable income taxes withheld	1,947	4.6
Return-to-provision	(2,094)	(4.9)
Withholding taxes	1,430	3.4
Malaysia – Withholding taxes	1,707	4.0
Other foreign jurisdictions	(546)	(1.3)
Effective tax rate	$11,653	27.4%
(1)	Net of jurisdictional foreign tax credits.
(2)	For the year ended December 31, 2025, state taxes were primarily related to Louisiana.

The primary differences between the income tax provision at the U.S. statutory rate and our actual income tax provision for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023
Taxes at U.S. statutory rate	$17,233	21.0%	$1,578	21.0%
Foreign tax provision	7,944	9.7	1,590	21.2
Change in valuation allowance	(5,230)	(6.4)	6,374	84.8
Non-deductible expenses	3,105	3.8	2,926	38.9
Losses related to convertible senior notes (1)	4,078	5.0	6,372	84.8
Other	(703)	(0.9)	(488)	(6.5)
Income tax provision	$26,427	32.2%	$18,352	244.2%
(1)	Relates to the non-deductibility for U.S. federal income tax purposes of certain charges associated with the 2026 Notes Repurchases and the 2026 Notes Redemptions (Note 7).

Our operations are subject to current taxation in the U.S. (21% statutory rate) and the U.K. (25% statutory rate), or subject to taxation in jurisdictions with statutory rates greater than the Pillar Two threshold of 15%. After applying the existing Pillar Two laws, we have no incremental Pillar Two taxes.

For the year ended December 31, 2025, the valuation allowance increased by $9.6 million, which was predominantly driven by current year activity, including adjustments to prior year returns, and an internal restructuring.

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

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax liabilities:
Depreciation	$102,597	$126,218
Operating leases	71,064	77,773
Prepaid and other	13,641	14,090
Total deferred tax liabilities	$187,302	$218,081
Deferred tax assets:
Net operating losses	$(62,107)	$(71,244)
Operating leases	(71,064)	(77,773)
Asset retirement obligations	(14,442)	(13,219)
Reserves, accrued liabilities and other	(19,069)	(17,253)
Total deferred tax assets	(166,682)	(179,489)
Valuation allowance	84,951	75,381
Net deferred tax liabilities	$105,571	$113,973

At December 31, 2025, our U.S. tax attributes included $8.1 million in foreign tax credit carryforwards, which expire between 2033 and 2035. Our non-U.S. net operating losses totaled $257.6 million, which included $210.7 million net operating losses in Luxembourg, which expire between 2035 and 2041, and $46.9 million net operating losses in the U.K., which do not expire under local tax law.

We operate in multiple tax jurisdictions and our tax returns are subject to review and examination by local taxing authorities. We have filed, and will continue to file, our income tax returns based on the tax laws in effect for each year and have recorded and paid our tax liabilities appropriately. Although we cannot predict the final outcome of any review and/or examination by such taxing authorities, we do not believe their resolution would have a material impact on our consolidated financial statements. The tax periods from 2021 through 2025 are open to review and examination by the U.S. Internal Revenue Service. In non-U.S. jurisdictions, the open tax periods include 2020 through 2025.

Components of income taxes paid (net of refunds received) by jurisdiction during the year ended December 31, 2025 are as follows (in thousands):

Year Ended
December 31, 2025
U.S. federal	$9,500
U.S. state and local:
Louisiana	53
Foreign:
Brazil	9,060
Malaysia	1,707
Nigeria	6,868
Norway	2,360
Other	(316)
Total foreign	19,679
Total taxes paid, net	$29,232

Note 9 — Shareholders’ Equity

Our amended and restated Articles of Incorporation provide for authorized Common Stock of 240,000,000 shares with no stated par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, issuable in one or more series.

In connection with the 2026 Notes offering (Note 7), we entered into the 2026 Capped Calls with three separate option counterparties. The 2026 Capped Calls were intended to offset some or all of the potential dilution to Helix common shares or increases to the economic cost caused by any conversion of the 2026 Notes up to the cap price. Concurrent with the 2026 Notes Repurchases in December 2023, we terminated a proportionate amount of the 2026 Capped Calls and received $15.6 million in cash, recognizing an increase to “Common stock” of $14.2 million and a $1.4 million gain. Concurrent with the settlement of the 2026 Notes Redemptions in March 2024, we terminated the remaining 2026 Capped Calls and received $4.4 million in cash, recognizing an increase to “Common stock” in the shareholders’ equity section of the accompanying consolidated balance sheet.

Note 10 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program (the “2023 Repurchase Program”). Under the 2023 Repurchase Program, we are authorized to repurchase up to $200 million issued and outstanding shares of our common stock. Concurrent with the authorization of the 2023 Repurchase Program, our Board revoked the prior authorization to repurchase shares of our common stock in an amount equal to any equity issued to our employees, officers and directors under our share-based compensation plans, including share-based awards under our existing long-term incentive plans and shares issued to our employees under our Employee Stock Purchase Plan (the “ESPP”) (Note 13). Pursuant to the 2023 Repurchase Program, we repurchased a total of 4,643,060 shares of our common stock for approximately $30.0 million during 2025, a total of 2,867,293 shares of our common stock for approximately $29.6 million during 2024, and a total of 1,584,045 shares of our common stock for approximately $12.0 million during 2023. As of December 31, 2025, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program.

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

Note 11 — Revenue from Contracts with Customers

Disaggregation of Revenue

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Year ended December 31, 2025
Production maximization	$211,589	$111,006	$6,459	$72,693	$(10,460)	$391,287
Decommissioning	507,977	36,052	193,098	—	(22,042)	715,085
Renewables	—	157,226	76	—	—	157,302
Other	9,805	19,069	—	—	(1,074)	27,800
Total	$729,371	$323,353	$199,633	$72,693	$(33,576)	$1,291,474

Year ended December 31, 2024 (1)
Production maximization	$408,791	$117,207	$8,469	$88,709	$(29,678)	$593,498
Decommissioning	416,057	17,717	178,462	—	(14,272)	597,964
Renewables	—	152,306	—	—	—	152,306
Other	5,014	10,448	48	—	(718)	14,792
Total	$829,862	$297,678	$186,979	$88,709	$(44,668)	$1,358,560

Year ended December 31, 2023 (1)
Production maximization	$228,649	$103,692	$13,825	$87,885	$(17,824)	$416,227
Decommissioning	458,437	47,768	261,129	—	(18,690)	748,644
Renewables	—	99,861	—	—	—	99,861
Other	20,632	6,554	—	—	(2,190)	24,996
Total	$707,718	$257,875	$274,954	$87,885	$(38,704)	$1,289,728
(1)	For the years ended December 31, 2024 and 2023, $27.6 million and $25.0 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. See Note 14 regarding this change in prior year reported segment information.

Contract Balances

Net contract assets as of December 31, 2025 and 2024 were $10.9 million and $12.2 million, respectively, and are reflected in “Other current assets” in the accompanying consolidated balance sheets (Note 4). The decrease in net contract assets was primarily attributable to less accrued revenues related to lump sum demobilization fees. We had no credit losses on our contract assets for the years ended December 31, 2025, 2024 and 2023.

Net contract liabilities as of December 31, 2025 and 2024 totaled $17.1 million and $15.6 million, respectively, and are reflected as “Deferred revenue,” a component of “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets (Note 4). The increase was primarily attributable to a larger amount of deferred mobilization fees for work that has not yet been completed. Revenue recognized for the years ended December 31, 2025, 2024 and 2023 included $19.9 million, $36.3 million and $8.7 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of December 31, 2025, $1.3 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $693.6 million, $391.4 million and $225.7 million in 2026, 2027 and 2028 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, revenues recognized from performance obligations satisfied (or partially satisfied) in previous years were immaterial.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying consolidated balance sheets (Note 4). Our deferred contract costs as of December 31, 2025 and 2024 totaled $25.6 million and $37.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded $68.0 million, $62.9 million and $43.2 million, respectively, related to amortization of deferred contract costs. There were no material impairment losses on deferred contract costs for any period presented.

Note 12 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted EPS amounts presented on the face of the accompanying consolidated statements of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025		2024		2023
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income (loss)	$30,827		$55,637		$(10,838)
Less: Undistributed earnings allocated to participating securities	(22)		(53)		—
Net income (loss) available to common shareholders, basic	$30,805	148,349	$55,584	151,989	$(10,838)	150,917

Earnings (loss) per share, basic	$0.21		$0.37		$(0.07)

	Year Ended December 31,
	2025		2024		2023
	Income	Shares	Income	Shares	Income	Shares
Diluted:
Net income (loss) available to common shareholders, basic	$30,805	148,349	$55,584	151,989	$(10,838)	150,917
Effect of dilutive securities:
Share-based awards other than participating securities	—	105	—	2,710	—	—
Undistributed earnings reallocated to participating securities	—	—	1	—	—	—
Net income (loss) available to common shareholders, diluted	$30,805	148,454	$55,585	154,699	$(10,838)	150,917

Earnings (loss) per share, diluted	$0.21		$0.36		$(0.07)

We had a net loss for the year ended December 31, 2023. Accordingly, our diluted EPS calculation for this period excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Year Ended
December 31, 2023
Diluted shares (as reported)	150,917
Share-based awards	3,154
Total	154,071

The following potentially dilutive shares related to the 2023 Notes and the 2026 Notes were excluded from the diluted EPS calculation as they were anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
2023 Notes	—	—	2,247
2026 Notes	—	1,297	28,139

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

On May 15, 2024, our shareholders approved an amendment to and restatement of the 2005 Incentive Plan, which, among other things, authorizes 7.0 million additional shares for issuance pursuant to our equity incentive compensation strategy. The 2005 Incentive Plan currently has 24.3 million shares authorized for issuance, which includes a maximum of 2.0 million shares that may be granted as incentive stock options. As of December 31, 2025, there were approximately 8.5 million shares of our common stock available for issuance under the 2005 Incentive Plan, assuming outstanding equity classified PSUs vest in shares of our common stock at 100% of the original awards and outstanding liability classified PSUs and RSUs are settled in cash. No incentive stock options are currently outstanding.

The following grants of share-based awards were made in 2025 under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2025 (1)	RSU	443,401	$9.32	33% per year over three years
January 1, 2025 (2)	PSU	397,264	$10.56	100% on December 31, 2027
January 1, 2025 (3)	Restricted stock	3,018	$9.32	100% on January 1, 2027
December 10, 2025 (3)	Restricted stock	124,140	$7.25	100% on December 10, 2026
(1)	Reflects grants to our executive officers and certain other officers.
(2)	Reflects grants to our executive officers.
(3)	Reflects grants to certain independent members of our Board.

In January 2026, we granted certain officers 719,298 RSUs and 605,661 PSUs under the 2005 Incentive Plan. The grant date fair value of the RSUs was $6.27 per unit or $4.5 million. The grant date fair value of the PSUs was $6.93 per unit or $4.2 million. PSUs and RSUs issued in 2026 are payable in either cash or stock, or a combination thereof, at the discretion of the Compensation Committee. Also in January 2026, we granted $6.8 million of fixed value cash awards to select management employees under the 2005 Incentive Plan.

Restricted Stock Awards

We grant restricted stock to members of our Board and from time to time our executive officers and select management employees. The following table summarizes information about our restricted stock:

	Year Ended December 31,
	2025		2024		2023
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Awards outstanding at beginning of year	114,331	$9.90	193,129	$7.52	387,628	$6.70
Granted	127,158	7.30	102,547	10.18	148,224	8.68
Vested (2)	(104,110)	9.79	(146,947)	7.25	(342,723)	7.10
Forfeited	—	—	(34,398)	8.70	—	—
Awards outstanding at end of year	137,379	$7.58	114,331	$9.90	193,129	$7.52
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.
(2)	During the years ended December 31, 2025, 2024 and 2023, total fair value of vested restricted stock was $0.8 million, $1.5 million and $2.9 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, $1.0 million, $1.0 million and $1.3 million, respectively, were recognized as share-based compensation related to restricted stock. Future compensation cost and the weighted average vesting period associated with unvested restricted stock at December 31, 2025 were approximately $0.9 million and 0.9 years, respectively.

PSU Awards

Our outstanding PSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee upon vesting and generally have been accounted for as equity awards. Those PSUs consist of two components measured across a three-year performance period: (i) 50% containing a service and market condition based on the performance of our common stock against peer group companies, and (ii) 50% containing a service and performance condition based on cumulative total Free Cash Flow. Free Cash Flow is calculated as cash flows from operating activities less capital expenditures, net of proceeds from sale of assets. Our PSUs cliff vest at the end of the three-year period with the maximum amount of the award being 200% of the original PSU awards and the minimum amount being zero.

The following table summarizes information about our PSU awards:

	Year Ended December 31,
	2025		2024		2023
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
PSU awards outstanding at beginning of year	1,906,613	$7.01	2,007,584	$5.71	1,888,024	$6.25
Granted	397,264	10.56	351,410	12.30	489,498	9.26
Vested (2)	(1,065,705)	4.25	(452,381)	5.33	(369,938)	13.15
PSU awards outstanding at end of year	1,238,172	$10.53	1,906,613	$7.01	2,007,584	$5.71
(1)	Represents the weighted average grant date fair value.

(2)	During the year ended December 31, 2025, our 2022 PSU awards vested at 200%, resulting in 1,958,334 shares of our common stock with a total market value of $18.3 million and $1.6 million of cash. During the years ended December 31, 2024 and 2023, our 2021 and 2020 PSU awards vested at 818,812 shares and 285,778 shares, respectively, with a total market value of $8.4 million and $3.6 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, $5.1 million, $7.3 million and $4.8 million, respectively, were recognized as share-based compensation related to PSUs. In connection with the Compensation Committee’s decision in December 2025 to cash settle the 2023 PSU awards in 2026, 489,498 PSUs, which were previously accounted for as equity awards, were reclassified as liability awards with a liability balance of $4.6 million, reflecting the estimated fair value of the modified awards as of December 31, 2025. The cumulative compensation cost recognized in excess of the estimated fair value of the modified liability PSU awards is reflected in equity. For the year ended December 31, 2024, we recognized incremental compensation cost of $1.1 million related to the equity-to-liability award modification of 86,538 PSUs granted in 2022 to one of our officers. Future compensation cost and the weighted average vesting period associated with unvested PSU awards at December 31, 2025 were approximately $4.4 million and 0.9 year, respectively.

RSU Awards

Our outstanding RSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee upon vesting and generally have been accounted for as liability awards.

The following table summarizes information about our RSU awards:

	Year Ended December 31,
	2025		2024		2023
		Grant Date		Grant Date		Grant Date
	Units	Fair Value (1)	Units	Fair Value (1)	Units	Fair Value (1)
RSU awards outstanding at beginning of year	1,068,592	$6.98	1,367,702	$4.82	1,367,294	$3.36
Granted	443,401	9.32	375,730	10.28	506,436	7.38
Vested	(649,289)	5.61	(674,840)	4.43	(506,028)	3.44
RSU awards outstanding at end of year	862,704	$9.22	1,068,592	$6.98	1,367,702	$4.82
(1)	Represents the weighted average grant date fair value, which is based on the quoted closing market price of our common stock on the trading day prior to the date of grant.

Compensation cost recognized for the years ended December 31, 2025, 2024 and 2023 was $2.9 million and $5.8 million and $6.8 million, respectively, which approximated the fair value of RSUs vested in January 2026, 2025 and 2024, respectively. Future compensation cost based on the fair value of unvested RSUs at December 31, 2025 totaled approximately $2.6 million. The weighted average vesting period related to unvested RSUs at December 31, 2025 was approximately 1.3 years.

Cash Awards

In 2025, 2024 and 2023, we granted fixed value cash awards of $6.7 million, $6.1 million and $6.0 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the years ended December 31, 2025, 2024 and 2023, we recognized compensation costs of $5.5 million and $5.4 million and $4.5 million, respectively, which reflect the cash payouts made in January 2026, 2025 and 2024, respectively.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the years ended December 31, 2025, 2024 and 2023, we made contributions to our defined contribution plans totaling $5.5 million, $5.5 million and $4.3 million, respectively.

Employee Stock Purchase Plan

As of December 31, 2025, 0.7 million shares were available for issuance under the ESPP. Eligible employees who participate in the ESPP may purchase shares of our common stock through payroll deductions on an after-tax basis over a four-month period beginning on January 1, May 1, and September 1 of each year during the term of the ESPP, subject to certain restrictions and limitations established by the Compensation Committee and Section 423 of the Internal Revenue Code. The per share price of common stock purchased under the ESPP is equal to 85% of the lesser of its fair market value on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

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

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Year ended December 31, 2025
External revenues	$729,371	$289,841	$199,569	$72,693	$1,291,474
Intersegment revenues (1)	—	33,512	64	—	33,576
Segment revenues	729,371	323,353	199,633	72,693	1,325,050
Elimination of intersegment revenues					(33,576)
Total consolidated net revenues					$1,291,474

Less (2):
Direct cost of revenues	(673,111)	(235,975)	(171,030)	(50,997)
Operations support	(15,666)	(5,597)	(10,671)	(549)
Selling, general and administrative expenses	(16,227)	(10,456)	(7,429)	(849)
Segment operating income	$24,367	$71,325	$10,503	$20,298	$126,493

Year ended December 31, 2024
External revenues	$823,472	$259,639	$186,740	$88,709	$1,358,560
Intersegment revenues (1)	6,390	38,039	239	—	44,668
Segment revenues	829,862	297,678	186,979	88,709	1,403,228
Elimination of intersegment revenues					(44,668)
Total consolidated net revenues					$1,358,560

Less (2):
Direct cost of revenues	(704,120)	(203,849)	(175,111)	(64,429)
Operations support	(15,130)	(5,542)	(12,645)	(514)
Selling, general and administrative expenses	(16,991)	(10,944)	(8,396)	(2,513)
Other segment items (3)	(416)	—	(150)	87
Segment operating income (loss)	$93,205	$77,343	$(9,323)	$21,340	$182,565

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Year ended December 31, 2023
External revenues	$704,365	$222,612	$274,866	$87,885	$1,289,728
Intersegment revenues (1)	3,353	35,263	88	—	38,704
Segment revenues	707,718	257,875	274,954	87,885	1,328,432
Elimination of intersegment revenues					(38,704)
Total consolidated net revenues					$1,289,728

Less (2):
Direct cost of revenues	(646,127)	(192,419)	(186,873)	(63,785)
Operations support	(14,427)	(4,838)	(16,820)	(606)
Selling, general and administrative expenses	(14,766)	(8,468)	(5,088)	(2,662)
Other segment items (3)	—	300	67	—
Segment operating income	$32,398	$52,450	$66,240	$20,832	$171,920
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments. Beginning in 2024, certain intersegment revenues of Well Intervention are no longer evaluated by the CODM in his assessment of the segment’s results as those revenues are pass-through amounts related to non-core services. For the years ended December 31, 2024 and 2023, $27.6 million and $25.0 million, respectively, have been removed from Well Intervention segment revenues and related intersegment eliminations. This change has no impact on our segment profit or our consolidated revenues and operating income (loss).
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)	Other segment items in 2024 and 2023 relate to gain (loss) on disposition of assets, net.

The table below provides a reconciliation of segment profit to income before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of segment profit —
Segment operating income	$126,493	$182,565	$171,920
Long-lived asset impairment (1)	(18,064)	—	—
Change in fair value of contingent consideration (2)	—	—	(42,246)
Corporate, eliminations and other	(43,294)	(55,130)	(66,164)
Net interest expense	(22,777)	(22,629)	(17,338)
Losses related to convertible senior notes (3)	—	(20,922)	(37,277)
Other non-operating income (expense), net	122	(1,820)	(1,381)
Income before income taxes	$42,480	$82,064	$7,514
(1)	Represents the impairment charge on the remaining net book value of the Thunder Hawk field (Note 5)
(2)	Represents the change in fair value of the earnout consideration associated with the Alliance acquisition (Note 3).
(3)	Represent the losses from the repurchases and redemptions of the 2026 Notes during December 2023 and the first quarter 2024 (Note 7).

The following items are also regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Capital expenditures (1) —
Well Intervention	$6,062	$10,955	$7,763
Robotics	7,900	10,402	3,957
Shallow Water Abandonment	2,010	1,403	6,890
Production Facilities	—	—	—
Corporate, eliminations and other	370	543	978
Total	$16,342	$23,303	$19,588

Depreciation and amortization (2) —
Well Intervention	$140,211	$123,517	$113,025
Robotics	4,805	7,601	9,604
Shallow Water Abandonment	23,045	20,463	20,150
Production Facilities	19,080	21,279	21,028
Corporate and eliminations	241	432	309
Total	$187,382	$173,292	$164,116
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense related to property and equipment and deferred certification and dry dock costs, which is included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

Revenues by individually significant geographic location are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$494,544	$542,860	$644,755
North Sea (1)	272,254	249,968	274,745
Brazil	354,509	185,538	177,070
Asia Pacific	68,415	222,119	163,957
West Africa	95,519	71,960	8,423
Other	6,233	86,115	20,778
Total	$1,291,474	$1,358,560	$1,289,728
(1)	Includes revenues generated from the U.K. of $194.3 million, $181.8 million and $236.2 million, respectively, during the years ended December 31, 2025, 2024 and 2023.

Vessels, systems and other property and equipment work in various offshore basins around the world such as the Gulf of America, Brazil, North Sea, West Africa and Asia Pacific regions. Vessels and equipment may temporarily work in a region other than the country in which those assets are based. For instance, the Q4000 and related IRS system, which are based in the U.S., are temporarily operating offshore West Africa. The following table provides our property and equipment, net of accumulated depreciation, by individually significant country where those assets are based (in thousands):

	December 31,
	2025	2024
U.S.	$581,297	$659,721
U.K.	583,464	578,505
Brazil	197,733	199,627
Total	$1,362,494	$1,437,853

We have not included a disclosure of total assets by segment as management’s focus is on operating performance and cash flow generation and the CODM does not regularly review segment asset information.

Note 15 — Asset Retirement Obligations

Our AROs relate to mature offshore oil and gas properties (Droshky field and Thunder Hawk field) that we acquired with the intention to perform decommissioning work at the end of their life cycles. The following table describes the changes in our AROs (in thousands):

	2025	2024	2023
AROs at January 1,	$62,947	$61,356	$51,956
Revisions in estimates	—	(4,010)	3,257
Accretion expense	5,823	5,601	6,143
AROs at December 31,	$68,770	$62,947	$61,356

Note 16 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Sea1 Offshore (formerly Siem Offshore) for the Sea Helix 1 and Siem Helix 2 vessels, whose charter terms expire in December 2030 and December 2031, respectively. Our Robotics segment has long-term vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon and the North Sea Enabler, whose charter terms expire in December 2030, May 2028, June 2026, and March 2026, respectively. In February 2025, our Robotics segment took delivery of the Trym with a three-year charter that expires in February 2028. On April 1, 2025, we extended the Trym charter by one year. In December 2025, we executed a new two-year charter agreement for the North Sea Enabler starting in July 2026. In January 2026, our Robotics segment took delivery of the Patriot with a four-year charter that expires in January 2030.

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

Note 17 — Statement of Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest paid	$30,844	$25,447	$20,984
Income taxes paid (1)	30,753	14,124	7,394
(1)	Exclusive of any income tax refunds.

Our capital additions include the acquisition of property and equipment for which payment has not been made. As of December 31, 2025 and 2024, these non-cash capital additions totaled $1.0 million and $0.1 million, respectively.

Non-cash financing activities during the year ended December 31, 2024 included the non-cash settlement of the entire $14.0 million financing liabilities with certain customer receivables. We incurred these financing liabilities as a result of the purchase of certain P&A equipment in 2023. Non-cash investing and financing activities for the year ended December 31, 2023 included financing liabilities with an estimated fair value of $11.6 million at the time of the P&A equipment purchase in 2023. Non-cash financing activities for the year ended December 31, 2023 included the issuance of 1.5 million shares of our common stock for the repurchase of a portion of our 2026 Notes.

Note 18 — Allowance Accounts

The following table sets forth the activity in our valuation accounts for each of the three years in the period ended December 31, 2025 (in thousands):

	Allowance for	Deferred Tax Asset
	Credit Losses	Valuation Allowance
Balance at December 31, 2022	$2,277	$22,157
Additions (1) (2)	1,149	51,354
Write-offs	(19)	—
Adjustments (3)	—	7,604
Balance at December 31, 2023	3,407	81,115
Additions (1)	275	—
Adjustments (4)	—	(5,734)
Balance at December 31, 2024	3,682	75,381
Reductions (1)	(136)	—
Adjustments (3)	(17)	9,570
Balance at December 31, 2025	$3,529	$84,951
(1)	The additions/reductions in allowance for credit losses relate to reserves (releases) for expected credit losses during the respective years.
(2)	The addition in valuation allowance relates to the adjustment for a change in assessment on the realizability of our Luxembourg net operating losses from remote to less likely than not.
(3)	The increase in valuation allowance relates to current year activity, including adjustments to prior year returns, and an internal restructuring.
(4)	The net decrease in valuation allowance included a $3.2 million decrease related to a valuation allowance release in Brazil, a $5.2 million increase in assessment on the realizability of U.S. group foreign tax credit carryforward, and a $7.7 million decrease in valuation allowance, which was predominantly driven by current year activity, including adjustments to prior year returns.

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

We used Level 3 input to estimate the fair value of the Thunder Hawk field during our asset impairment assessment in 2025. See Note 5 for additional disclosures.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$14,645	$14,611	$23,831	$23,505
2029 Notes (mature March 2029)	300,000	317,250	300,000	319,500
Total debt	$314,645	$331,861	$323,831	$343,005
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 7 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) During the three-month period ended December 31, 2025, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Shareholders to be held on May 13, 2026. See also “Executive Officers of the Company” appearing in Part I of this Annual Report.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Shareholders to be held on May 13, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Shareholders to be held on May 13, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Shareholders to be held on May 13, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Shareholders to be held on May 13, 2026.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(1)	Financial Statements

The following financial statements included on pages 45 through 80 of this Annual Report are for the fiscal year ended December 31, 2025.

●	Report of Independent Registered Public Accounting Firm
●	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix, as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.	Exhibit 4.1 to the 2024 Form 10-K filed on February 27, 2025 (001-32936)
4.2	Form of Common Stock certificate.	Exhibit 4.7 to the Form 8-A filed on June 30, 2006 (001-32936)
4.3	Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of August 16, 2000.	Exhibit 4.4 to the 2001 Form 10-K filed on March 28, 2002 (000-22739)
4.4	Amendment No. 1 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of January 25, 2002.	Exhibit 4.9 to the 2002 Form 10-K/A filed on April 8, 2003 (000-22739)
4.5	Amendment No. 2 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of November 15, 2002.	Exhibit 4.4 to the Form S-3 filed on February 26, 2003 (333-103451)
4.6	Amendment No. 3 Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of July 31, 2003.	Exhibit 4.12 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.7	Amendment No. 4 to Credit Agreement among Cal Dive I-Title XI, Inc., GOVCO Incorporated, Citibank N.A. and Citibank International LLC dated as of December 15, 2004.	Exhibit 4.13 to the 2004 Form 10-K filed on March 16, 2005 (000-22739)
4.8	Trust Indenture, dated as of August 16, 2000, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.9	Supplement No. 1 to Trust Indenture, dated as of January 25, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.10	Supplement No. 2 to Trust Indenture, dated as of November 15, 2002, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.11	Supplement No. 3 to Trust Indenture, dated as of December 14, 2004, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.12	Supplement No. 4 to Trust Indenture, dated September 30, 2005, between Cal Dive I-Title XI, Inc. and Wilmington Trust, as Indenture Trustee.	Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.13	Form of United States Government Guaranteed Ship Financing Bonds, Q4000 Series 4.93% Sinking Fund Bonds Due February 1, 2027.	Exhibit A to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.14	Form of Third Amended and Restated Promissory Note to United States of America.	Exhibit 4.7 to the Current Report on Form 8-K filed on October 6, 2005 (000-22739)
4.15	Senior Debt Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)
4.16	First Supplemental Indenture, dated as of November 1, 2016, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2016 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
4.17	Second Supplemental Indenture, dated as of March 20, 2018, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on March 21, 2018 (001-32936)
4.18	Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
4.19	First Supplemental Indenture, dated as of August 14, 2020, by and between Helix Energy Solutions Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2020 (001-32936)
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

Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2015 (001-32936)
10.22	Amendment and Assignment Agreement to Strategic Alliance Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2025 (001-32936)
10.23

Equity Purchase Agreement, dated as of May 16, 2022, by and among Helix Alliance Decom, LLC, Stephen J. Williams and Helix Energy Solutions Group, Inc. (solely for purposes of Sections 1.05(d) and 6.14).

Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2022 (001-32936)
10.24

Purchase Agreement, dated November 16, 2023, among Helix Energy Solutions Group, Inc., guarantors party thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein.

Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2023 (001-32936)

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
10.25	Form of Purchase Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
10.26	Form of Exchange Agreement with certain holders of 6.75% Convertible Senior Notes due 2026.	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023 (001-32936)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	Exhibit 14.1 to the 2021 Form 10-K filed on February 24, 2022 (001-32936)
19.1	Helix Energy Solutions Group, Inc. Insider Trading Compliance Program.	Exhibit 19.1 to the 2024 Form 10-K filed on February 27, 2025 (001-32936)
21.1	List of Helix’s Subsidiaries.	Filed herewith
23.1	Consent of KPMG LLP.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	Furnished herewith
97.1	Mandatory Recoupment Policy.	Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2023 (001-32936)
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

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

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OWEN KRATZ	President, Chief Executive Officer and Director	February 26, 2026
Owen Kratz	(principal executive officer)

/s/ ERIK STAFFELDT	Executive Vice President and Chief Financial Officer	February 26, 2026
Erik Staffeldt	(principal financial officer)

/s/ BRENT ARRIAGA	Vice President – Finance and Accounting and Chief Accounting Officer	February 26, 2026
Brent Arriaga	(principal accounting officer)

/s/ DIANA GLASSMAN	Director	February 26, 2026
Diana Glassman

/s/ PAULA HARRIS	Director	February 26, 2026
Paula Harris

/s/ T. MITCH LITTLE	Director	February 26, 2026
T. Mitch Little

/s/ JOHN V. LOVOI	Director	February 26, 2026
John V. Lovoi

/s/ AMY H. NELSON	Director	February 26, 2026
Amy H. Nelson

/s/ WILLIAM L. TRANSIER	Director	February 26, 2026
William L. Transier