Form 10-Q
period 2026-03-31
HELIX ENERGY SOLUTIONS GROUP INC
filed 2026-04-24
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 20, 2026, 147,296,092 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501,272	$445,196
Accounts receivable, net of allowance for credit losses of $3,554 and $3,529, respectively	230,112	303,939
Other current assets	87,907	75,857
Total current assets	819,291	824,992
Property and equipment	3,137,031	3,156,606
Less accumulated depreciation	(1,816,953)	(1,794,112)
Property and equipment, net	1,320,078	1,362,494
Operating lease right-of-use assets	302,926	302,649
Deferred certification and dry dock costs, net	73,493	74,351
Other assets, net	52,301	51,418
Total assets	$2,568,089	$2,615,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$138,412	$134,287
Accrued liabilities	69,137	94,951
Current maturities of long-term debt	9,394	9,644
Current operating lease liabilities	64,112	60,796
Total current liabilities	281,055	299,678
Long-term debt	294,367	298,351
Operating lease liabilities	257,889	260,959
Deferred tax liabilities	104,972	105,571
Other non-current liabilities	72,950	71,433
Total liabilities	1,011,233	1,035,992
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,296 and 147,186 shares issued, respectively	1,220,461	1,218,494
Retained earnings	385,508	398,914
Accumulated other comprehensive loss	(49,113)	(37,496)
Total shareholders’ equity	1,556,856	1,579,912
Total liabilities and shareholders’ equity	$2,568,089	$2,615,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$287,946	$278,064
Cost of sales	279,118	250,526
Gross profit	8,828	27,538
Selling, general and administrative expenses	(22,143)	(19,366)
Income (loss) from operations	(13,315)	8,172
Net interest expense	(5,229)	(5,706)
Other income (expense), net	298	(357)
Royalty income and other	1,688	1,416
Income (loss) before income taxes	(16,558)	3,525
Income tax provision (benefit)	(3,152)	453
Net income (loss)	$(13,406)	$3,072

Earnings (loss) per share of common stock:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Weighted average common shares outstanding:
Basic	147,163	151,039
Diluted	147,163	152,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(13,406)	$3,072
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	(11,617)	27,185
Comprehensive income (loss)	$(25,023)	$30,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2025	147,186	$1,218,494	$398,914	$(37,496)	$1,579,912
Net loss	—	—	(13,406)	—	(13,406)
Foreign currency translation adjustments	—	—	—	(11,617)	(11,617)
Activity in company stock plans, net and other	110	699	—	—	699
Share-based compensation	—	1,268	—	—	1,268
Balance, March 31, 2026	147,296	$1,220,461	$385,508	$(49,113)	$1,556,856

Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765
Net income	—	—	3,072	—	3,072
Foreign currency translation adjustments	—	—	—	27,185	27,185
Activity in company stock plans, net and other	1,287	(6,279)	—	—	(6,279)
Share-based compensation	—	1,522	—	—	1,522
Balance, March 31, 2025	151,530	$1,247,496	$371,159	$(73,390)	$1,545,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(13,406)	$3,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of deferred certification and dry dock costs	33,622	33,248
Amortization of deferred certification and dry dock costs	10,242	9,234
Deferred certification and dry dock costs	(8,870)	(17,855)
Amortization of debt discount	64	57
Amortization of debt issuance costs	535	502
Share-based compensation	1,363	1,651
Deferred income taxes	(586)	(400)
Unrealized foreign currency losses	(552)	(572)
Changes in operating assets and liabilities:
Accounts receivable, net	75,849	(1,116)
Other current assets	(1,038)	(16,835)
Income tax receivable	(11,071)	(2,702)
Accounts payable and accrued liabilities	(23,835)	4,518
Other, net	(531)	3,640
Net cash provided by operating activities	61,786	16,442

Cash flows from investing activities:
Capital expenditures	(2,811)	(4,488)
Net cash used in investing activities	(2,811)	(4,488)

Cash flows from financing activities:
Repayment of MARAD Debt	(4,763)	(4,537)
Payments related to tax withholding for share-based compensation	(71)	(7,266)
Proceeds from issuance of ESPP shares	491	728
Net cash used in financing activities	(4,343)	(11,075)

Effect of exchange rate changes on cash and cash equivalents	1,444	1,078
Net increase in cash and cash equivalents	56,076	1,957
Cash and cash equivalents:
Balance, beginning of year	445,196	368,030
Balance, end of period	$501,272	$369,987

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Our balance sheet as of December 31, 2025 included herein has been derived from the audited balance sheet as of December 31, 2025 included in our 2025 Annual Report on Form 10-K (our “2025 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2025 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

New accounting standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires entities to disclose, on an annual and interim basis, specified information about certain costs and expenses: a) the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; b) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; c) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and d) the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU No. 2024-03 will be effective for us for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

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

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to safely and efficiently enhance and extend the lives of existing oil and gas reserves;
●	Decommissioning — we are a full-field abandonment contractor with vessels and systems to safely and efficiently decommission offshore wells and infrastructure in both deepwater and the Gulf of America shelf; and
●	Renewables — we are an established global leader in jet trenching and provide specialty support services to renewable energy developments (primarily offshore wind farms), including boulder removal and unexploded ordnance clearance.

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

Note 3 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaids	$33,116	$29,345
Income tax receivable	18,302	7,383
Contract assets (Note 8)	9,696	10,871
Deferred costs (Note 8)	13,420	18,678
Other	13,373	9,580
Total other current assets	$87,907	$75,857

Other assets, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 8)	7,380	6,910
Other receivable (2)	27,945	27,291
Intangible assets with finite lives, net	3,131	3,262
Other	1,301	1,411
Total other assets, net	$52,301	$51,418
(1)	Represents prepayments to the owner of the Sea Helix 1 and the Siem Helix 2, which may be used to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky field oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and related benefits	$34,700	$45,463
Accrued interest	2,570	10,102
Deferred revenue (Note 8)	13,793	17,115
Other	18,074	22,271
Total accrued liabilities	$69,137	$94,951

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Asset retirement obligations (Note 12)	$70,309	$68,770
Other	2,641	2,663
Total other non-current liabilities	$72,950	$71,433

Note 4 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$22,781	$21,230
Variable lease cost	476	2,346
Short-term lease cost	8,862	8,943
Sublease income	(30)	(29)
Net lease cost	$32,089	$32,490

Maturities of our operating lease liabilities as of March 31, 2026 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$80,588	$4,032	$84,620
One to two years	81,049	4,793	85,842
Two to three years	64,259	3,610	67,869
Three to four years	56,205	4,303	60,508
Four to five years	51,183	4,235	55,418
Over five years	22,067	11,092	33,159
Total lease payments	$355,351	$32,065	$387,416
Less: imputed interest	(57,281)	(8,134)	(65,415)
Total operating lease liabilities	$298,070	$23,931	$322,001

Current operating lease liabilities	$60,759	$3,353	$64,112
Non-current operating lease liabilities	237,311	20,578	257,889
Total operating lease liabilities	$298,070	$23,931	$322,001

Maturities of our operating lease liabilities as of December 31, 2025 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$77,129	$4,267	$81,396
One to two years	76,334	4,328	80,662
Two to three years	65,278	4,088	69,366
Three to four years	53,006	3,869	56,875
Four to five years	59,020	4,636	63,656
Over five years	27,237	11,950	39,187
Total lease payments	$358,004	$33,138	$391,142
Less: imputed interest	(60,774)	(8,613)	(69,387)
Total operating lease liabilities	$297,230	$24,525	$321,755

Current operating lease liabilities	$57,240	$3,556	$60,796
Non-current operating lease liabilities	239,990	20,969	260,959
Total operating lease liabilities	$297,230	$24,525	$321,755

The following table presents the weighted average remaining lease term and discount rate:

	March 31,		December 31,
	2026		2025
Weighted average remaining lease term	4.8	years	5.0	years
Weighted average discount rate	7.62%		7.68%

The following table presents other information related to our operating leases (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$22,648	$20,428
Right-of-use assets related to new operating lease liabilities (1)	16,932	12,073
(1)	Our operating lease additions are primarily related to the charter for the Patriot during the three-month period ended March 31, 2026, and the charter for the Trym during the three-month period ended March 31, 2025.

See Note 13 for additional information on our significant leases.

Note 5 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of March 31, 2026 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,882	$—	$9,882
One to two years	—	—	—
Two to three years	—	300,000	300,000
Gross debt	9,882	300,000	309,882
Unamortized debt discount (1)	—	(882)	(882)
Unamortized debt issuance costs (1)	(488)	(4,751)	(5,239)
Total debt	9,394	294,367	303,761
Less current maturities	(9,394)	—	(9,394)
Long-term debt	$—	$294,367	$294,367
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash and provides for a $55 million sub-limit for the issuance of letters of credit. As of March 31, 2026, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $113.0 million, net of $1.5 million of letters of credit issued and includes $2.6 million of cash pledged to the facility.

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

Prior to March 1, 2026, we may, at our option, redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the 2029 Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after March 1, 2026, we may, at our option, redeem the 2029 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2029 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to March 1, 2026, following certain equity offerings we may, at our option, on any one or more occasions, redeem up to 40% of the 2029 Notes at a price equal to 109.750% of the aggregate principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, in an amount not exceeding the proceeds of such equity offerings.

Redemption
Year	Price
2026	104.875%
2027	102.438%
2028 and thereafter	100.000%

Upon the occurrence of a Change of Control Triggering Event, as defined in the indenture governing the 2029 Notes, we may be required to make an offer to repurchase all of the 2029 Notes then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

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

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of March 31, 2026, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest expense	$8,200	$8,239
Interest income	(2,971)	(2,533)
Net interest expense	$5,229	$5,706

Note 6 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three-month period ended March 31, 2026, we recorded income tax benefit of $3.2 million, resulting in an effective tax rate of 19.0%. The effective tax rate for the three-month period ended March 31, 2026 was affected by the jurisdictional mix of earnings and utilization of foreign tax credits. For the three-month period ended March 31, 2025, we recorded income tax provision of $0.5 million, resulting in an effective tax rate of 12.9%. The effective rate for the three-month period ended March 31, 2025 was impacted by a discrete non-U.S. tax benefit.

Note 7 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). We did not make any share repurchases during the three-month period ended March 31, 2026. As of March 31, 2026, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program.

Effective April 22, 2026, our Board has decided to suspend all repurchases of shares of our common stock under the 2023 Repurchase Program. Our Board may authorize management to resume repurchases of shares under the 2023 Repurchase Program in the future at its discretion. The manner, timing and amount of any future repurchases under the 2023 Repurchase Program, if repurchases under the 2023 Repurchase Program are resumed, will be determined by management at its discretion based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. Any shares repurchased under the 2023 Repurchase Program are cancelled.

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

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Shallow Water	Production	Intercompany	Total
	Intervention	Robotics	Abandonment	Facilities	Eliminations	Revenue
Three months ended March 31, 2026
Production maximization	$67,167	$9,399	$1,783	$18,736	$(17,545)	$79,540
Decommissioning	140,870	8,932	19,453	—	(6,297)	162,958
Renewables	—	36,757	—	—	—	36,757
Other	1,406	7,285	—	—	—	8,691
Total	$209,443	$62,373	$21,236	$18,736	$(23,842)	$287,946

Three months ended March 31, 2025
Production maximization	$96,962	$24,726	$1,076	$19,837	$(3,972)	$138,629
Decommissioning	100,683	4,016	15,666	—	(4,035)	116,330
Renewables	—	16,774	76	—	—	16,850
Other	729	5,526	—	—	—	6,255
Total	$198,374	$51,042	$16,818	$19,837	$(8,007)	$278,064

Contract Balances

Net contract assets were $9.7 million as of March 31, 2026 and $10.9 million as of December 31, 2025 and are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 3). The decrease in net contract assets was primarily attributable to the completion of a lump sum contract that had a contract asset balance as of December 31, 2025. We had no credit losses on our contract assets for the three-month periods ended March 31, 2026 and 2025.

Net contract liabilities totaled $13.8 million as of March 31, 2026 and $17.1 million as of December 31, 2025 and are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying condensed consolidated balance sheets (Note 3). The decrease was primarily attributable to the amortization of deferred mobilization fees for work that had not been completed as of both balance sheet dates. Revenue recognized for the three-month periods ended March 31, 2026 and 2025 included $13.6 million and $15.6 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of March 31, 2026, $1.2 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $550.9 million, $421.2 million and $226.2 million in 2026, 2027 and 2028 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at March 31, 2026.

For the three-month periods ended March 31, 2026 and 2025, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 3). Our deferred contract costs totaled $20.8 million as of March 31, 2026 and $25.6 million as of December 31, 2025. For the three-month periods ended March 31, 2026 and 2025, we recorded $17.2 million and $16.4 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2025 Form 10-K.

Note 9 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted earnings per share (“EPS”) amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$(13,406)		$3,072
Less: Undistributed earnings allocated to participating securities	—		(2)
Net income (loss) available to common shareholders, basic	$(13,406)	147,163	$3,070	151,039

Earnings (loss) per share, basic	$(0.09)		$0.02

Diluted:
Net income (loss) available to common shareholders, basic	$(13,406)	147,163	$3,070	151,039
Effect of dilutive securities:
Share-based awards other than participating securities	—	—	—	1,135
Net income (loss) available to common shareholders, diluted	$(13,406)	147,163	$3,070	152,174

Earnings (loss) per share, diluted	$(0.09)		$0.02

We had a net loss for the three-month period ended March 31, 2026. Accordingly, our diluted EPS calculation for this period excluded the dilutive effect of share-based awards because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period. Shares that otherwise would have been included in the diluted per share calculations assuming we had earnings are as follows (in thousands):

Three Months Ended
March 31, 2026
Diluted shares (as reported)	147,163
Share-based awards	629
Total	147,792

We have outstanding restricted stock units (“RSUs”) (Note 10) that can be settled in either cash or shares of our common stock, or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 10 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). As of March 31, 2026, there were approximately 7.9 million shares of our common stock available for issuance under the 2005 Incentive Plan, assuming outstanding performance share units (“PSUs”) vest in shares of our common stock at 100% of the original awards and outstanding RSUs are settled in cash. During the three-month period ended March 31, 2026, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2026 (1)	RSU	719,298	$6.27	33% per year over three years
January 1, 2026 (2)	PSU	605,661	$6.93	100% on December 31, 2028

(1)	Reflects grants to our executive officers and certain other employees.
(2)	Reflects grants to our executive officers.

We have restricted stock outstanding granted to members of our Board. For each of the three-month periods ended March 31, 2026 and 2025, we recognized $0.2 million as share-based compensation related to restricted stock.

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

For the three-month periods ended March 31, 2026 and 2025, $1.0 million and $1.3 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2026, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 489,498 PSUs granted in 2023 vested at 151%, resulting in cash payout of $4.6 million.

Our outstanding RSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee of our Board upon vesting and generally have been accounted for as liability awards. For the three-month periods ended March 31, 2026 and 2025, $1.3 million and $1.0 million, respectively, were recognized as compensation cost.

During the three-month period ended March 31, 2026 and the year ended December 31, 2025, we granted fixed-value cash awards of $6.8 million and $6.7 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For each of the three-month periods ended March 31, 2026 and 2025, $1.5 million were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the three-month periods ended March 31, 2026 and 2025, we made contributions to our defined contribution plans totaling $1.9 million and $1.5 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of March 31, 2026, 0.6 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan, the defined contribution plans and the ESPP, see Note 13 to our 2025 Form 10-K.

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

	Well		Shallow Water	Production
	Intervention	Robotics	Abandonment	Facilities	Total
Three months ended March 31, 2026
External revenues	$195,959	$52,015	$21,236	$18,736	$287,946
Intersegment revenues (1)	13,484	10,358	—	—	23,842
Segment revenues	209,443	62,373	21,236	18,736	311,788
Elimination of intersegment revenues					(23,842)
Total consolidated net revenues					$287,946

Less (2):
Direct cost of revenues	(190,034)	(50,191)	(27,442)	(25,905)
Operations support	(4,206)	(1,589)	(2,645)	(282)
Selling, general and administrative expenses	(4,346)	(2,820)	(1,879)	(458)
Segment operating income (loss)	$10,857	$7,773	$(10,730)	$(7,909)	$(9)

Three months ended March 31, 2025
External revenues	$198,374	$43,087	$16,766	$19,837	$278,064
Intersegment revenues (1)	—	7,955	52	—	8,007
Segment revenues	198,374	51,042	16,818	19,837	286,071
Elimination of intersegment revenues					(8,007)
Total consolidated net revenues					$278,064

Less (2):
Direct cost of revenues	(170,033)	(41,635)	(25,539)	(12,264)
Operations support	(4,019)	(1,391)	(2,861)	(113)
Selling, general and administrative expenses	(4,352)	(2,669)	(1,859)	(516)
Segment operating income (loss)	$19,970	$5,347	$(13,441)	$6,944	$18,820
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

The table below provides a reconciliation of segment profit or loss to income (loss) before income taxes (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of segment profit or loss —
Segment operating income (loss)	$(9)	$18,820
Corporate, eliminations and other	(13,306)	(10,648)
Net interest expense	(5,229)	(5,706)
Other non-operating income, net	1,986	1,059
Income (loss) before income taxes	$(16,558)	$3,525

The following items are also regularly provided to the CODM (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Capital expenditures (1) —
Well Intervention	$2,172	$2,968
Robotics	635	1,199
Shallow Water Abandonment	—	214
Production Facilities	—	—
Corporate, eliminations and other	4	107
Total	$2,811	$4,488

Depreciation and amortization (2) —
Well Intervention	$32,373	$30,591
Robotics	1,185	1,369
Shallow Water Abandonment	5,455	5,678
Production Facilities	4,813	4,749
Corporate and eliminations	38	95
Total	$43,864	$42,482
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense related to property and equipment and deferred certification and dry dock costs, which is included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

We have not included a disclosure of total assets by segment as management’s focus is on operating performance and cash flow generation and the CODM does not regularly review segment asset information.

Note 12 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) relate to mature offshore oil and gas properties (Droshky field and Thunder Hawk field) that we acquired with the intention to perform decommissioning work at the end of their life cycles. The following table describes the changes in our AROs (in thousands):

	2026	2025
AROs at January 1,	$68,770	$62,947
Accretion expense	1,539	1,408
AROs at March 31,	$70,309	$64,355

Note 13 — Commitments and Contingencies and Other Matters

Commitments

Our Well Intervention segment has long-term charter agreements with Sea1 Offshore (formerly Siem Offshore) for the Sea Helix 1 and Siem Helix 2 vessels, whose charter terms expire in December 2030 and December 2031, respectively. Our Robotics segment has long-term vessel charters for the Grand Canyon II, the Grand Canyon III, the Shelia Bordelon, the North Sea Enabler and the Trym, whose charter terms expire in December 2030, May 2028, June 2026, June 2028 and February 2029, respectively. In January 2026, our Robotics segment took delivery of the Patriot with a four-year charter that expires in January 2030.

Contingencies and Claims

From time to time, we may incur losses related to our contracts for matters such as costs in excess of contract consideration or claims related to disputes with customers and any obligations thereunder. While we believe we maintain appropriate accruals for such matters, the actual cost to us may be more or less than the amounts reserved.

We are involved in various legal proceedings and other matters in the normal course of business, including claims under the General Maritime Laws of the United States and the Merchant Marine Act of 1920 (commonly referred to as the Jones Act), contract-related disputes and employee-related disputes. We recognize losses for contingencies when the probability of an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. For insured claims, we recognize such losses to the extent they exceed applicable insurance coverage. Although we can give no assurance about the outcome of litigation, claims or other proceedings, we do not currently believe that any loss resulting from litigation, claims or other proceedings, to the extent not otherwise accrued for or covered by insurance, will have a material adverse impact on our condensed consolidated financial statements.

Note 14 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest paid	$15,134	$15,324
Income taxes paid, net (1)	8,505	3,555
(1)	There were no income tax refunds during the three-month period ended March 31, 2026. Amount during the three-month period ended March 31, 2025 was net of income tax refunds of $0.9 million.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.6 million at March 31, 2026 and $1.0 million at December 31, 2025.

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

	2026	2025
Balance at January 1,	$3,529	$3,682
Additions (reductions) (1)	25	(85)
Balance at March 31,	$3,554	$3,597
(1)	Additions (reductions) reflect reserves (releases) for expected credit losses during the respective periods.

Note 16 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$9,882	$9,856	$14,645	$14,611
2029 Notes (mature March 2029)	300,000	314,250	300,000	317,250
Total debt	$309,882	$324,106	$314,645	$331,861
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 5 for additional disclosures on our long-term debt.
(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Note 17 — Subsequent Events

On April 22, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hornbeck Offshore Services, Inc., a Delaware corporation (“Hornbeck”), Odyssey Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Parent Sub”), and Hercules Sub LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“LLC Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, (i) Parent Sub will merge with and into Hornbeck, with Hornbeck continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into LLC Sub (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”), with LLC Sub continuing as the surviving entity (the “Combined Company”).

Upon consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), we expect that current Helix shareholders will own approximately 45%, and current Hornbeck shareholders will own approximately 55%, of the Combined Company. Following the Transactions, our name will be changed to Hornbeck Offshore Services, Inc., and our common stock will remain listed on the New York Stock Exchange. The Mergers and the Transactions are expected to be consummated in the second half of 2026. However, no assurance can be given as to when, or if, the Mergers and the Transactions will be consummated.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and natural gas price volatility and the cyclical nature of the oil and gas market;
●	the potential impact of geopolitical and domestic policy changes, including tariffs, that may negatively affect oil and gas production and/or pricing or adversely impact offshore renewable energy projects, costs of materials, regulations surrounding safe offshore well intervention, regulations of decommissioning offshore oil and gas wells, and global trade, economic growth and stability;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, the oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the execution, timing and results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, and the determination whether or not to pursue or effect such initiatives, or to do so on different terms or timelines than previously contemplated;
●	the operating results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;

●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the performance of contracts by customers, suppliers and other counterparties;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;
●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our risk management activities and processes, including with respect to our cybersecurity initiatives and disclosures;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the impact of our stock price on our financing activities such as repurchases of our common stock under share repurchase programs;
●	the effectiveness of our sustainability initiatives and disclosures;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital management, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions; and
●	the factors generally described in Item 1A. Risk Factors in our 2025 Form 10-K.

Our actual results could also differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on forward-looking statements. Forward-looking statements are only as of the date they are made, and other than as required under the securities laws, we assume no obligation to update or revise forward-looking statements, all of which are expressly qualified by the statements in this section, or provide reasons why actual results may differ. All forward-looking statements, express or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our reports filed with the SEC and incorporated by reference in our 2025 Form 10-K that attempt to advise interested parties of the risks and factors that may affect our business.

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

Current Market Environment

Commodity prices fell in 2025 following the escalation of tariffs and geopolitical tensions globally. Oil prices entered 2026 in the mid $50s but have risen sharply following the U.S. military campaign against Iran in March, which resulted in the closure of the Strait of Hormuz, and other escalated conflicts in the Middle East. Oil prices have since been volatile, ranging from the $80s to over $110 per barrel, and are expected to remain volatile during these tensions.

The regulatory landscape has been evolving, with stronger abandonment enforcement actions in the U.K., while the offshore oil and gas market continues to evaluate existing governmental regulations and changes thereto, including the ongoing effects of the U.K. government’s Energy Profits Levy. Factors such as regulatory changes, war in the Middle East and Ukraine, escalated geopolitical instability and uncertainty, and regional conflicts and tensions have resulted in higher commodity prices and perceived demand for our production enhancement and decommissioning services but significantly increased volatility and uncertainty.

The international wind market continues to be robust, with continued activity and sanctioned work primarily in Europe and Asia Pacific. U.S. wind farm activity continues although at a slower pace following the 2025 Wind Energy Ban in January 2025.

Outlook

Our 2026 performance should be supported by our existing backlog, higher commodity prices, stronger abandonment regulatory enforcements in the U.K., expected new contracting and the materialization of work that had been deferred from 2025. We expect to see continued strong market demand for our Robotics services, in particular our trenching and site preparation offerings. We anticipate ongoing uncertainties for certain of our assets not under long-term contracts, namely in spot markets for our Well Intervention segment, specifically in the North Sea and on the Q4000 and the Q7000, and in our Shallow Water Abandonment segment. The recent improvements in commodity prices and regulatory pressures should improve on what had been expected to be a softer utilization and rate environment for those vessels and systems more exposed to the spot market. However, we expect the commodity price environment to normalize once tensions in Iran have settled and the Strait of Hormuz resumes normal shipping activity.

Beyond 2026, we anticipate increasing energy consumption will continue to drive demand for our services in both the oil and gas and renewable energy sectors. We believe rising energy needs will continue to increase customer operating expenditure budgets and demand for our production enhancement offerings and decommissioning services internationally, which should grow over the mid- to long-term as the installed subsea tree base expands and as customers discharge their decommissioning obligations. We expect long-term growth in our renewables services as the global demand for energy increases and the international energy market continues to expand offshore renewable energy developments. We expect the demand for shallow water decommissioning services in the Gulf of America to also improve over time as former owners address their decommissioning obligations related to oil and gas properties that have reverted to them following bankruptcies.

Backlog

Our backlog is represented by signed contracts. As of March 31, 2026, our consolidated backlog totaled approximately $1.2 billion, of which $551 million is expected to be performed over the remainder of 2026. Our various contracts with Shell and Subsea 7 globally, our contracts with Petrobras in Brazil, our contracts with Talos in the Gulf of America, and our new multi-year agreements with NKT and CNR in the North Sea collectively represented approximately 83% of our total backlog as of March 31, 2026. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as (i) services are often added but may sometimes be subtracted; (ii) contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and (iii) reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We evaluate our operating performance and financial condition based primarily on Adjusted EBITDA, Free Cash Flow and Net Debt. Adjusted EBITDA, Free Cash Flow and Net Debt are non-GAAP financial measures that are commonly used but are not recognized accounting terms under GAAP. We use Adjusted EBITDA, Free Cash Flow and Net Debt to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, to analyze and evaluate financial and strategic planning decisions regarding future investments and acquisitions, to plan and evaluate operating budgets, and in certain cases, to report our results to the holders of our debt as required by our debt covenants. We believe that our measures of Adjusted EBITDA, Free Cash Flow and Net Debt provide useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measures of Adjusted EBITDA, Free Cash Flow and Net Debt differently from the way we do, which may limit their usefulness as comparative measures. Adjusted EBITDA, Free Cash Flow and Net Debt should not be considered in isolation or as a substitute for, but instead are supplemental to, income from operations, net income, cash flows from operating activities, or other data prepared in accordance with GAAP.

We define Adjusted EBITDA as earnings before income taxes, net interest expense, depreciation and amortization expense, net other income or expense, gains or losses on disposition of assets, long-lived asset impairment losses, and the general provision for (release of) current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from asset sales and insurance recoveries (related to property and equipment), if any. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents. In the following reconciliations, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(13,406)	$3,072
Adjustments:
Income tax provision (benefit)	(3,152)	453
Net interest expense	5,229	5,706
Depreciation and amortization	43,864	42,482
Other (income) expense, net	(298)	357
General provision for (release of) current expected credit losses	25	(85)
Adjusted EBITDA	$32,262	$51,985

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities	$61,786	$16,442
Less: Capital expenditures, net of proceeds from asset sales	(2,811)	(4,488)
Free Cash Flow	$58,975	$11,954

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Long-term debt including current maturities	$303,761	$307,995
Less: Cash and cash equivalents	(501,272)	(445,196)
Net Debt	$(197,511)	$(137,201)

Comparison of Three Months Ended March 31, 2026 and 2025

We have four reportable business segments: Well Intervention, Robotics, Shallow Water Abandonment and Production Facilities. All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details various financial and operational highlights for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2026	2025	Amount	Percent
Net revenues —
Well Intervention	$209,443	$198,374	$11,069	6%
Robotics	62,373	51,042	11,331	22%
Shallow Water Abandonment	21,236	16,818	4,418	26%
Production Facilities	18,736	19,837	(1,101)	(6)%
Intercompany eliminations	(23,842)	(8,007)	(15,835)
	$287,946	$278,064	$9,882	4%

Gross profit (loss) —
Well Intervention	$15,203	$24,322	$(9,119)	(37)%
Robotics	10,593	8,016	2,577	32%
Shallow Water Abandonment	(8,851)	(11,582)	2,731	24%
Production Facilities	(7,451)	7,460	(14,911)	(200)%
Corporate, eliminations and other	(666)	(678)	12
	$8,828	$27,538	$(18,710)	(68)%

Gross margin —
Well Intervention	7%	12%
Robotics	17%	16%
Shallow Water Abandonment	(42)%	(69)%
Production Facilities	(40)%	38%
Total company	3%	10%

Number of vessels, Robotics assets or Shallow Water Abandonment systems (1) / Utilization (2)
Well Intervention vessels	7 / 82%	7 / 67%
Robotics assets (3)	48 / 56%	47 / 51%
Chartered Robotics vessels	6 / 79%	6 / 67%
Shallow Water Abandonment vessels (4)	20 / 35%	20 / 30%
Shallow Water Abandonment systems (5)	26 / 16%	26 / 11%
(1)	Represents the number of vessels, Robotics assets or Shallow Water Abandonment systems as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates, vessels managed on behalf of third parties and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels, Robotics assets or Shallow Water Abandonment systems generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.
(4)	Consists of liftboats, OSVs, DSVs, a heavy lift derrick barge and a crew boat.
(5)	Consists of P&A and CT systems.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)
Well Intervention	$13,484	$—	$13,484
Robotics	10,358	7,955	2,403
Shallow Water Abandonment	—	52	(52)
	$23,842	$8,007	$15,835

The following table sets forth significant financial statement items below the gross profit (loss) line (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Selling, general and administrative expenses	$22,143	$19,366
Net interest expense	5,229	5,706
Other (income) expenses, net	(298)	357
Income tax provision (benefit)	(3,152)	453

Net Revenues. Our consolidated net revenues for the three-month period ended March 31, 2026 increased by 4% as compared to the same period in 2025, primarily reflecting higher revenues in our Well Intervention, Robotics and Shallow Water Abandonment business segments, offset in part by lower revenues in our Production Facilities segment.

Our Well Intervention revenues increased by 6% for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting higher utilization on the Q7000 and the Seawell and higher project rates on the Q5000, offset in part by lower rates on the Q4000. The Q7000 was fully utilized during the first quarter 2026 as compared to being operational for six days during the first quarter 2025 following its mobilization to and docking in Brazil. The Seawell was reactivated and utilized for 54 days during the first quarter 2026 as compared to being idle throughout 2025. The Q5000 achieved higher project-related rates during its workover of the Thunder Hawk field for our Production Facilities segment. The Q4000 generated lower project-related rates during the first quarter 2026 as compared to those rates during its operations in Nigeria during the first quarter 2025.

Our Robotics revenues increased by 22% for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting higher overall ROV utilization and higher vessel activities, although vessel activities included fewer integrated vessel trenching days during the first quarter 2026. The first quarter 2026 included 381 chartered vessel days, which included 110 days of site clearance operations using three IROV boulder grabs, as compared to 244 chartered vessel days, which included 21 days of site clearance operations using an IROV boulder grab during the first quarter 2025. Overall ROV and trencher utilization increased to 56% during the first quarter 2026 as compared to 51% during the first quarter 2025. Integrated vessel trenching decreased to 122 days during the first quarter 2026 as compared to 135 days during the first quarter 2025.

Our Shallow Water Abandonment revenues increased by 26% for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting higher utilization on our vessels and systems. Overall vessel utilization was 35% during the first quarter 2026 as compared to 30% during the first quarter 2025. Utilization on P&A systems and CT systems increased to 369 days, or 16%, during the first quarter 2026 as compared to 264 days, or 11%, during the first quarter 2025.

Our Production Facilities revenues decreased by 6% for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting lower oil and gas production and prices from the Droshky field. The Thunder Hawk field was shut in during both quarters, but a successful workover was completed at the end of the first quarter 2026.

Gross Profit (Loss). Our consolidated gross profit decreased by $18.7 million for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting reduced profitability from our Well Intervention and Production Facilities segments, offset in part by increased profitability from our Robotics and Shallow Water Abandonment business segments.

Our Well Intervention gross profit decreased by $9.1 million for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting lower profits in the Gulf of America, higher operating costs in Brazil, and lower incremental margins in the North Sea and on the Q7000.

Our Robotics gross profit increased by $2.6 million for the three-month period ended March 31, 2026 as compared to the same period in 2025, primarily reflecting higher revenues during the first quarter 2026.

Our Shallow Water Abandonment had a gross loss of $8.9 million for the three-month period ended March 31, 2026 as compared to a gross loss of $11.6 million for the same period in 2025 primarily due higher revenues during the first quarter 2026.

Our Production Facilities had a gross loss of $7.5 million for the three-month period ended March 31, 2026 as compared to a gross profit of $7.5 million for the same period in 2025 primarily due to workover costs on the Thunder Hawk field and lower revenues during the first quarter 2026.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $22.1 million for the three-month period ended March 31, 2026 as compared to $19.4 million for the same period in 2025, primarily reflecting higher employee compensation and professional service costs during the first quarter 2026.

Income Tax Provision (Benefit). Income tax benefit was $3.2 million for the three-month period ended March 31, 2026 as compared to income tax provision of $0.5 million for the same period in 2025. The effective tax rate for the first quarter 2026 was affected by the jurisdictional mix of earnings and utilization of foreign tax credits. The effective rate for the first quarter 2025 was impacted by a discrete non-U.S. tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	March 31,	December 31,
	2026	2025
Net working capital	$538,236	$525,314
Long-term debt (excluding current maturities)	294,367	298,351
Liquidity	611,697	553,550

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes the 2029 Notes and the MARAD Debt, excluding current maturities of $9.4 million at March 31, 2026 and $9.6 million at December 31, 2025. See Note 5 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at March 31, 2026 of $611.7 million included $501.3 million of cash and cash equivalents and $113.0 million of available borrowing capacity under the Amended ABL Facility (Note 5) and excluded $2.6 million of pledged cash. Our liquidity at December 31, 2025 of $553.6 million included $445.2 million of cash and cash equivalents and $110.9 million of available borrowing capacity under the Amended ABL Facility and excluded $2.5 million of pledged cash.

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

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$61,786	$16,442
Investing activities	(2,811)	(4,488)
Financing activities	(4,343)	(11,075)

Operating Activities

Cash flows provided by operating activities for the three-month period ended March 31, 2026 increased as compared to the same period in 2025 primarily reflecting higher working capital inflows driven by collections of accounts receivable and lower regulatory certification costs on our vessels and systems, offset in part by lower earnings during the first quarter 2026. Regulatory certification costs, which are considered part of our capital spending program but are classified as operating cash flows, were $8.9 million and $17.9 million, respectively, during the comparable year over year periods.

Investing Activities

Cash flows used in investing activities for the three-month period ended March 31, 2026 decreased as compared to the same period in 2025 primarily due to lower capital expenditures.

Financing Activities

Net cash outflows from financing activities for the three-month period ended March 31, 2026 primarily reflect principal repayment of $4.8 million related to the MARAD Debt. Net cash outflows from financing activities for the three-month period ended March 31, 2025 primarily reflect the principal repayment of $4.5 million related to the MARAD Debt and payments in satisfaction of tax obligations upon vesting of share-based awards.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for operating lease obligations and property and equipment, as of March 31, 2026 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated terms. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory certification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of March 31, 2026.

	Total	Short-Term	Long-Term
MARAD debt	$9,882	$9,882	$—
2029 Notes	300,000	—	300,000
Interest related to debt	87,762	30,163	57,599
Property and equipment	12,700	12,700	—
Operating leases (1)	747,286	163,272	584,014
Total cash obligations	$1,157,630	$216,017	$941,613
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At March 31, 2026, our commitment related to long-term vessel charters that have commenced totaled approximately $714.8 million, of which $359.4 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2026.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 12). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk field oil and gas properties and $37.1 million (undiscounted) for Droshky field oil and gas properties as of March 31, 2026. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky field oil and gas properties are fulfilled.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of our financial condition and results of operations, as reflected in the condensed consolidated financial statements and related footnotes, are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates involve a significant level of estimation uncertainty and may change over time as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. For information regarding our critical accounting estimates, see our “Critical Accounting Estimates” as disclosed in our 2025 Form 10-K.

RECENT DEVELOPMENTS

Planned Merger with Hornbeck Offshore Services, Inc.

On April 22, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hornbeck Offshore Services, Inc., a Delaware corporation (“Hornbeck”), Odyssey Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Parent Sub”), and Hercules Sub LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“LLC Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, (i) Parent Sub will merge with and into Hornbeck, with Hornbeck continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into LLC Sub (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”), with LLC Sub continuing as the surviving entity (the “Combined Company”).

Upon consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), we expect that current Helix shareholders will own approximately 45%, and current Hornbeck shareholders will own approximately 55%, of the Combined Company. Following the Transactions, our name will be changed to Hornbeck Offshore Services, Inc., and our common stock will remain listed on the New York Stock Exchange (the “NYSE”). The Mergers and the Transactions are expected to be consummated in the second half of 2026. However, no assurance can be given as to when, or if, the Mergers and the Transactions will be consummated.

Under the terms of the Merger Agreement and as more fully described below, immediately prior to the First Company Merger, Helix will convert from a Minnesota corporation to a Delaware corporation (the “Conversion”) in accordance with Section 265 of the General Corporation Law of the State of Delaware and Section 302A.682 of the Minnesota Business Corporation Act pursuant to a plan of conversion contemplated by the Merger Agreement, and each issued and outstanding share of our common stock will be converted into one share of common stock, par value $0.00001 per share, of Helix following the Conversion (the “Converted Helix Common Stock”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the time the First Company Merger becomes effective (the “Effective Time”), each share of Hornbeck’s common stock, par value $0.00001 per share, issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive 10.27167 validly issued, fully paid and nonassessable shares of Converted Helix Common Stock.

The closing of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the approval by our shareholders, (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act having expired or been terminated, and the required approvals shall have been obtained under certain antitrust and foreign investment laws, (iii) there being no law, injunction or order by a governmental body prohibiting the consummation of the Transactions, (iv) the approval of Converted Helix Common Stock to be issued and listed on the NYSE in accordance with the terms of the Merger Agreement, (v) the registration statement on Form S-4 to be filed with the SEC by us, having been declared effective by the SEC, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the parties contained in the Merger Agreement, (vii) compliance by the parties to the Merger Agreement in all material respects with their respective covenants, and (viii) receipt by Hornbeck of an opinion from its counsel that the Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The Merger Agreement imposes certain restrictions on our business and operations during the pendency of the Mergers. While we do not believe these restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations prior to entering into the Merger Agreement may not be comparable to results of operations following our entry into the Merger Agreement. For additional information, see Item 1A. Risk Factors – “Consummation of the Mergers is uncertain and is subject to risks outside our control, and a delay in completing the Mergers may reduce or eliminate the expected benefits from the Mergers” of this Quarterly Report on Form 10-Q.

Suspension of Repurchases of Common Stock under the 2023 Repurchase Program

Effective April 22, 2026, our Board has decided to suspend all repurchases of shares of our common stock under the 2023 Repurchase Program. As of March 31, 2026, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program. The 2023 Repurchase Program has no set expiration date, and our Board may authorize management to resume repurchases under the 2023 Repurchase Program in the future at its discretion. The manner, timing and amount of any future repurchases under the 2023 Repurchase Program, if repurchases under the 2023 Repurchase Program are resumed, will be determined by management at its discretion based on an evaluation of market conditions, stock price, liquidity and other factors. The 2023 Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion. Any shares repurchased under the 2023 Repurchase Program are cancelled.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the three-month period ended March 31, 2026, we recorded foreign currency translation losses of $11.6 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three-month period ended March 31, 2026, we recorded net foreign currency gains of $0.3 million primarily related to the our international subsidiaries’ foreign currency positions.

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

Commodity Price Risk. We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production in our Production Facilities business. Prices are volatile and unpredictable and are dependent on many factors beyond our control. See Item 1A. Risk Factors in our 2025 Form 10-K for a list of factors affecting oil and gas prices.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 13 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended March 31, 2026 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Litigation relating to the Merger Agreement and the Transactions could result in an injunction preventing consummation of the Mergers and the Transactions and could cause us to incur substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger, acquisition or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Helix, Hornbeck or the Combined Company’s liquidity and financial condition.

Lawsuits that may be brought against Helix, Hornbeck or our or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Transactions, including the Mergers. The consummation of theTransactions is conditioned, in part, upon there being no law, injunction or order of any governmental body prohibiting the consummation of the Transactions. Consequently, if a plaintiff were to be successful in obtaining an injunction prohibiting consummation of the Transactions, that injunction may delay or prevent the Mergers from being completed within the expected timeframe or at all, which may adversely affect the respective businesses, financial positions and results of operations of Helix, Hornbeck or the Combined Company.

There can be no assurance that any party to the Merger Agreement, if named as a defendant in such a lawsuit, would be successful in the outcome of any pending or any potential future litigation. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Transactions, including the Mergers, are consummated may adversely affect Helix, Hornbeck or the Combined Company’s business, financial condition, results of operations and cash flows.

Consummation of the Mergers is uncertain and is subject to risks outside our control, and a delay in completing the Mergers may reduce or eliminate the expected benefits from the Mergers.

Consummation of the Transactions, including the Mergers, is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect the completion of the Transactions. Such conditions include approval by Helix shareholders, regulatory approvals, and other customary closing conditions. There is no assurance these conditions will be met or that the Transactions, including the Mergers will close on the expected timeline, or at all. Failure to consummate the Mergers could adversely affect our business, including through adverse market and investor reactions, customer and employee uncertainty, additional costs and litigation risk. We may also incur significant costs, including a termination fee that would become payable in the event the Merger Agreement is terminated under certain circumstances.

Similarly, a delay in consummating the Mergers could cause the Combined Company not to realize some or all of the synergies and other benefits that it expects to achieve if the Mergers are successfully consummated within the expected time frame. Although the parties will continue to operate independently until completion of the Mergers, the Merger Agreement contains certain restrictions on the conduct of each of the parties’ respective businesses through completion of the Mergers. These restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities, particularly if the consummation of the Mergers is delayed. In addition, a delay could enhance the risks that management would focus on completion of the Mergers instead of on other opportunities that could be beneficial to our business and shareholders. The success of the Mergers following completion also will depend, in part, on the ability of the Combined Company to realize the anticipated benefits from combining the businesses of Helix and Hornbeck. If Helix and Hornbeck are unable to successfully combine their businesses, the anticipated benefits of the Mergers may take longer to realize than expected. In addition, the actual integration of Helix and Hornbeck’s businesses may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Mergers and negatively impact the Combined Company’s business, financial condition and results of operations or adversely affect the trading price of the Combined Company’s common stock following consummation of the Mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (2)
Period	purchased (1)	per share	or programs	(in thousands)
January 1 to January 31, 2026	11,167	$6.30	—	$128,380
February 1 to February 28, 2026	—	—	—	128,380
March 1 to March 31, 2026	—	—	—	128,380
	11,167	$6.30	—
(1)	Includes shares forfeited in satisfaction of tax obligations upon vesting of share-based awards under our existing long-term incentive plans.
(2)	See Note 7 to this Quarterly Report on Form 10-Q and Note 10 to our 2025 Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended March 31, 2026, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
10.1	Amendment 2 to Strategic Alliance Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2026 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: April 24, 2026	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2026	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)