Form 10-Q
period 2026-06-30
HELIX ENERGY SOLUTIONS GROUP INC
filed 2026-08-06
CIK 866829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, 147,382,447 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$652,234	$418,289
Accounts receivable, net of allowance for credit losses of $2,523 and $2,564, respectively	204,864	240,604
Other current assets	82,368	65,321
Current assets of discontinued operations	—	100,778
Total current assets	939,466	824,992
Property and equipment	3,015,408	3,024,768
Less accumulated depreciation	(1,782,787)	(1,735,287)
Property and equipment, net	1,232,621	1,289,481
Operating lease right-of-use assets	287,061	301,711
Deferred certification and dry dock costs, net	56,059	69,959
Other assets, net	54,811	50,442
Non-current assets of discontinued operations	—	79,319
Total assets	$2,570,018	$2,615,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,049	$111,587
Accrued liabilities	72,758	90,965
Current maturities of long-term debt	9,516	9,644
Current operating lease liabilities	64,794	60,208
Current liabilities of discontinued operations	—	27,274
Total current liabilities	271,117	299,678
Long-term debt	294,789	298,351
Operating lease liabilities	241,299	260,608
Deferred tax liabilities	104,765	105,571
Other non-current liabilities	74,392	71,433
Non-current liabilities of discontinued operations	—	351
Total liabilities	986,362	1,035,992
Commitments and contingencies
Shareholders’ equity:
Common stock, no par, 240,000 shares authorized, 147,382 and 147,186 shares issued, respectively	1,222,354	1,218,494
Retained earnings	408,228	398,914
Accumulated other comprehensive loss	(46,926)	(37,496)
Total shareholders’ equity	1,583,656	1,579,912
Total liabilities and shareholders’ equity	$2,570,018	$2,615,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$304,016	$251,682	$570,726	$512,980
Cost of sales	247,818	238,228	496,849	460,406
Gross profit	56,198	13,454	73,877	52,574
Transaction-related costs	(8,340)	—	(8,340)	—
Selling, general and administrative expenses	(21,143)	(16,496)	(41,574)	(34,195)
Income (loss) from operations	26,715	(3,042)	23,963	18,379
Net interest expense	(4,372)	(6,176)	(9,781)	(12,213)
Other income (expense), net	(154)	437	144	80
Royalty income and other	218	(5)	1,906	1,411
Income (loss) from continuing operations before income taxes	22,407	(8,786)	16,232	7,657
Income tax provision (benefit)	7,142	(3,724)	6,209	1,335
Income (loss) from continuing operations	15,265	(5,062)	10,023	6,322
Income (loss) from discontinued operations, net of tax	7,455	2,464	(709)	(5,848)
Net income (loss)	$22,720	$(2,598)	$9,314	$474

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$0.10	$(0.04)	$0.07	$0.04
Discontinued operations	0.05	0.02	(0.01)	(0.04)
Net income (loss) per common share	$0.15	$(0.02)	$0.06	$0.00

Weighted average common shares outstanding:
Basic	147,220	148,515	147,192	149,770
Diluted	148,107	148,515	148,002	150,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$22,720	$(2,598)	$9,314	$474
Other comprehensive income (loss) - foreign currency translation gain (loss), net of tax	2,187	54,128	(9,430)	81,313
Comprehensive income (loss)	$24,907	$51,530	$(116)	$81,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, March 31, 2026	147,296	$1,220,461	$385,508	$(49,113)	$1,556,856
Net income	—	—	22,720	—	22,720
Foreign currency translation adjustments	—	—	—	2,187	2,187
Activity in company stock plans, net and other	86	591	—	—	591
Share-based compensation	—	1,302	—	—	1,302
Balance, June 30, 2026	147,382	$1,222,354	$408,228	$(46,926)	$1,583,656

Balance, March 31, 2025	151,530	$1,247,496	$371,159	$(73,390)	$1,545,265
Net loss	—	—	(2,598)	—	(2,598)
Foreign currency translation adjustments	—	—	—	54,128	54,128
Repurchases of common stock	(4,643)	(30,183)	—	—	(30,183)
Activity in company stock plans, net and other	99	643	—	—	643
Share-based compensation	—	1,521	—	—	1,521
Balance, June 30, 2025	146,986	$1,219,477	$368,561	$(19,262)	$1,568,776

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2025	147,186	$1,218,494	$398,914	$(37,496)	$1,579,912
Net income	—	—	9,314	—	9,314
Foreign currency translation adjustments	—	—	—	(9,430)	(9,430)
Activity in company stock plans, net and other	196	1,290	—	—	1,290
Share-based compensation	—	2,570	—	—	2,570
Balance, June 30, 2026	147,382	$1,222,354	$408,228	$(46,926)	$1,583,656

Balance, December 31, 2024	150,243	$1,252,253	$368,087	$(100,575)	$1,519,765
Net income	—	—	474	—	474
Foreign currency translation adjustments	—	—	—	81,313	81,313
Repurchases of common stock	(4,643)	(30,183)	—	—	(30,183)
Activity in company stock plans, net and other	1,386	(5,636)	—	—	(5,636)
Share-based compensation	—	3,043	—	—	3,043
Balance, June 30, 2025	146,986	$1,219,477	$368,561	$(19,262)	$1,568,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX ENERGY SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,314	$474
Less: Loss from discontinued operations, net of tax	709	5,848
Income from continuing operations	10,023	6,322
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization, excluding amortization of deferred certification and dry dock costs	58,159	58,131
Amortization of deferred certification and dry dock costs	19,716	18,161
Deferred certification and dry dock costs	(8,412)	(30,571)
Amortization of debt discount	130	117
Amortization of debt issuance costs	1,083	1,015
Share-based compensation	2,772	3,274
Deferred income taxes	736	(687)
Unrealized foreign currency losses	(438)	(1,333)
Changes in operating assets and liabilities:
Accounts receivable, net	38,180	(71,310)
Other current assets	(4,161)	4,208
Income tax receivable	(7,821)	(18,232)
Accounts payable and accrued liabilities	(4,748)	26,293
Other, net	(3,717)	3,539
Net cash provided by (used in) continuing operating activities	101,502	(1,073)
Net cash provided by discontinued operating activities	14,181	382
Net cash provided by (used in) operating activities	115,683	(691)

Cash flows from investing activities:
Capital expenditures	(9,988)	(8,580)
Net cash used in continuing investing activities	(9,988)	(8,580)
Net cash provided by (used in) discontinued investing activities	104,208	(378)
Net cash provided by (used in) investing activities	94,220	(8,958)

Cash flows from financing activities:
Repayment of MARAD Debt	(4,763)	(4,537)
Repurchases of common stock and payments of related excise tax	(151)	(30,214)
Payments related to tax withholding for share-based compensation	(70)	(7,266)
Proceeds from issuance of ESPP shares	960	1,237
Net cash used in continuing financing activities	(4,024)	(40,780)
Net cash used in financing activities	(4,024)	(40,780)

Effect of exchange rate changes on cash and cash equivalents	1,159	2,142
Net increase (decrease) in cash and cash equivalents	207,038	(48,287)
Cash and cash equivalents (1):
Balance, beginning of year	445,196	368,030
Balance, end of period	$652,234	$319,743
(1)	Includes cash and cash equivalents of continuing and discontinued operations.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. We have made all adjustments, which, unless otherwise disclosed, are of normal recurring nature, that we believe are necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows, as applicable. The operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Our balance sheet as of December 31, 2025 included herein has been derived from the audited balance sheet as of December 31, 2025 included in our 2025 Annual Report on Form 10-K (our “2025 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our 2025 Form 10-K.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current presentation format.

On May 1, 2026, we completed the sale of Helix Alliance, which comprised our former Shallow Water Abandonment reportable segment. The transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the historical results of Helix Alliance are presented as discontinued operations in our consolidated financial statements for all periods presented. Unless otherwise noted, amounts and disclosures in the Notes to the Condensed Consolidated Financial Statements reflect only our continuing operations. See Note 3 for additional information.

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

Note 2 — Company Overview

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition:

●	Production maximization — our assets and methodologies are specifically designed to safely and efficiently enhance and extend the lives of existing oil and gas reserves;
●	Decommissioning — we are a full-field abandonment contractor with vessels and systems to safely and efficiently decommission offshore wells and infrastructure; and
●	Renewables — we are an established global leader in jet trenching and provide specialty support services to renewable energy developments (primarily offshore wind farms), including boulder removal and unexploded ordnance clearance.

We provide a range of services to the oil and gas and renewable energy markets primarily in the Gulf of America, Brazil, North Sea, West Africa and Asia Pacific regions. Our North Sea operations are usually subject to seasonal changes in activity levels, which generally peak in the summer months and decline in the winter months. Our services are segregated into three reportable business segments: Well Intervention, Robotics and Production Facilities. We previously reported the Shallow Water Abandonment segment, which was comprised entirely of Helix Alliance, prior to the sale of Helix Alliance on May 1, 2026. See Note 3 for additional information.

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

Our Robotics segment provides subsea trenching, seabed clearance, offshore construction and inspection, repair and maintenance (“IRM”) services to both the oil and gas and the renewable energy markets globally, thereby assisting the delivery of renewable energy and supporting the responsible transition to additional energy sources. Additionally, our robotics services are used in and complement our well intervention services. Our Robotics segment includes remotely operated vehicles (“ROVs”), trenchers, IROV boulder grabs and robotics support vessels under term charters as well as spot vessels as needed. We offer our ROVs, trenchers and IROV boulder grabs on a stand-alone basis or on an integrated basis with chartered robotics support vessels.

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

On April 22, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hornbeck Offshore Services, Inc., a Delaware corporation (“Hornbeck”), Odyssey Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Parent Sub”), and Hercules Sub LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“LLC Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, (i) Parent Sub will merge with and into Hornbeck, with Hornbeck continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”), and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into LLC Sub (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”), with LLC Sub continuing as the surviving entity (the “Combined Company”).

Upon consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), we expect that, on a fully diluted basis and after accounting for Hornbeck options and Hornbeck warrants issued pursuant to Hornbeck’s Jones Act Warrant Agreement that will be assumed by the Combined Company in connection with the Mergers, securityholders of Helix and Hornbeck immediately prior to the Mergers will own, on an as-converted basis, approximately 45% and 55%, respectively, of the Combined Company. Following the Transactions, we expect that our name will be changed to “Hornbeck Offshore Services, Inc.,” and that our common stock will remain listed on the New York Stock Exchange (the “NYSE”) and will trade under the new ticker symbol, “HOS.” Subject to the approval of our shareholders at the Special Meeting scheduled for August 31, 2026 and the satisfaction of other customary closing conditions, the Transactions are expected to be consummated on September 1, 2026. However, no assurance can be given as to when, or if, the Transactions will be consummated.

Note 3 — Discontinued Operations

On May 1, 2026, we entered into an equity purchase agreement with C-Dive, L.L.C., a Louisiana limited liability company (“C-Dive”), and completed the sale of all equity interests of Helix Alliance for cash consideration of $107.5 million, subject to customary post-closing and working capital adjustments. As of June 30, 2026, the estimated sale price was $104.2 million, which included a nominal estimated working capital adjustment and was net of $3.3 million of cash retained by Helix Alliance at closing. These customary and transaction-specific price adjustments are subject to further changes through the date of the final closing adjustments.

Helix Alliance represented our Gulf of America-focused Shallow Water Abandonment business that predominantly provided decommissioning services with a diversified fleet of marine assets, including liftboats, offshore supply vessels (“OSVs”), dive support vessels (“DSVs”), a heavy lift derrick barge, a crew boat, plug and abandonment (“P&A”) systems and coiled tubing (“CT”) systems. Following the sale of Helix Alliance, we no longer have a prominent presence in the decommissioning market in the Gulf of America shelf, which reflects a strategic shift back to focusing on our deepwater operations. Because Helix Alliance was a major component of our business operations and its financial results constituted the entirety of the Shallow Water Abandonment business segment, we have classified Helix Alliance as discontinued operations.

During the three-month period ended June 30, 2026, we recorded a $16.1 million pre-tax gain on the sale of Helix Alliance, which was calculated as the cash consideration received less the carrying value of the discontinued operation at closing and is included in “Income (loss) from discontinued operations, net of tax” in the accompanying condensed consolidated statements of operations.

In connection with the sale of Helix Alliance on May 1, 2026, we entered into an arrangement with C-Dive to retain the contractual rights and obligations to complete certain lump-sum full-field decommissioning work. Under the arrangement, we will utilize equipment of Helix Alliance, and Helix Alliance will invoice the customer on our behalf and remit those collections to us. This ongoing involvement with the discontinued operation will continue until the completion of the decommissioning work under the arrangement, which is expected within the next 12 months.

Financial Information of Discontinued Operations

The following table presents the components of assets and liabilities classified as discontinued operations (in thousands):

December 31,
2025 (1)
Cash and cash equivalents	$26,907
Accounts receivable, net	63,335
Other current assets	10,536
Current assets of discontinued operations	$100,778

Property and equipment, net	$73,013
Operating lease right-of-use assets	938
Deferred certification and dry dock costs, net	4,392
Other assets, net	976
Non-current assets of discontinued operations	$79,319

Accounts payable	$22,700
Accrued liabilities	3,986
Current operating lease liabilities	588
Current liabilities of discontinued operations	$27,274

Operating lease liabilities	351
Non-current liabilities of discontinued operations	$351
(1)	The carrying value of Helix Alliance at closing was significantly lower than its carrying value at December 31, 2025 as a portion of its accounts receivable had been collected and approximately $42.0 million of cash was remitted from Helix Alliance to Helix during the four-month period ended April 30, 2026.

The following table presents the components of “Income (loss) from discontinued operations, net of tax” (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 (1)	2025	2026	2025
Net revenues	$8,036	$50,606	$29,272	$67,372
Cost of sales	13,745	49,112	43,832	77,460
Gross profit (loss)	(5,709)	1,494	(14,560)	(10,088)
Transaction-related costs	(1,456)	—	(1,456)	—
Selling, general and administrative expenses	(907)	(1,604)	(2,619)	(3,271)
Loss from operations	(8,072)	(110)	(18,635)	(13,359)
Net interest income	40	301	220	632
Gain on sale of discontinued operations	16,114	—	16,114	—
Income (loss) from discontinued operations before income taxes	8,082	191	(2,301)	(12,727)
Income tax provision (benefit)	627	(2,273)	(1,592)	(6,879)
Income (loss) from discontinued operations, net of tax	$7,455	$2,464	$(709)	$(5,848)
(1)	Amounts for the three-month period ended June 30, 2026 included one month of Helix Alliance’s operating results, the gain on sale of Helix Alliance as well as immaterial amounts of revenues and costs related to the ongoing arrangement mentioned above.

The following table presents certain cash flow items related to discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Capital expenditures	$—	$164	$—	$378
Deferred certification and dry dock costs	2,021	1,941	7,093	3,360
Depreciation and amortization	1,793	5,901	7,248	11,579

Note 4 — Details of Certain Accounts

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaids	$30,524	$28,949
Income tax receivable	14,648	7,383
Contract assets (Note 9)	9,414	3,156
Deferred costs (Note 9)	21,136	18,678
Other	6,646	7,155
Total other current assets	$82,368	$65,321

Other assets, net consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid charter (1)	$12,544	$12,544
Deferred costs (Note 9)	10,221	6,910
Other receivable (2)	28,614	27,291
Intangible assets with finite lives, net	2,126	2,287
Other	1,306	1,410
Total other assets, net	$54,811	$50,442
(1)	Represents prepayments to the owner of the Sea Helix 1 and the Siem Helix 2, which may be used to offset certain payment obligations associated with the vessels at the end of their respective charter term.
(2)	Represents the present value of receivables for P&A work to be performed by us on Droshky field oil and gas properties we acquired from Marathon Oil Corporation in 2019.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and related benefits	$40,418	$41,926
Accrued interest	10,003	10,102
Deferred revenue (Note 9)	5,670	17,115
Other	16,667	21,822
Total accrued liabilities	$72,758	$90,965

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Asset retirement obligations (Note 13)	$71,882	$68,770
Other	2,510	2,663
Total other non-current liabilities	$74,392	$71,433

Note 5 — Leases

We charter vessels and lease facilities and equipment under non-cancelable contracts that expire on various dates through 2034.

The following table details the components of our lease cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$22,525	$23,022	$45,136	$43,925
Variable lease cost	1,219	2,685	1,695	5,030
Short-term lease cost	6,700	9,812	14,602	17,234
Sublease income	(30)	(29)	(60)	(58)
Net lease cost	$30,414	$35,490	$61,373	$66,131

Maturities of our operating lease liabilities as of June 30, 2026 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$80,825	$3,512	$84,337
One to two years	79,671	4,891	84,562
Two to three years	59,651	3,006	62,657
Three to four years	54,967	4,797	59,764
Four to five years	43,259	3,884	47,143
Over five years	16,841	10,273	27,114
Total lease payments	335,214	30,363	365,577
Less: imputed interest	(51,840)	(7,644)	(59,484)
Total operating lease liabilities	$283,374	$22,719	$306,093

Current operating lease liabilities	$61,951	$2,843	$64,794
Non-current operating lease liabilities	221,423	19,876	241,299
Total operating lease liabilities	$283,374	$22,719	$306,093

Maturities of our operating lease liabilities as of December 31, 2025 are as follows (in thousands):

		Facilities and
	Vessels	Equipment	Total
Less than one year	$77,129	$3,627	$80,756
One to two years	76,334	4,129	80,463
Two to three years	65,278	3,905	69,183
Three to four years	53,006	3,869	56,875
Four to five years	59,020	4,636	63,656
Over five years	27,237	11,950	39,187
Total lease payments	358,004	32,116	390,120
Less: imputed interest	(60,774)	(8,530)	(69,304)
Total operating lease liabilities	$297,230	$23,586	$320,816

Current operating lease liabilities	$57,240	$2,968	$60,208
Non-current operating lease liabilities	239,990	20,618	260,608
Total operating lease liabilities	$297,230	$23,586	$320,816

The following table presents the weighted average remaining lease term and discount rate:

	June 30,		December 31,
	2026		2025
Weighted average remaining lease term	4.6	years	5.0	years
Weighted average discount rate	7.62%		7.68%

The following table presents other information related to our operating leases (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for operating lease liabilities	$45,100	$42,740
Right-of-use assets related to new operating lease liabilities (1)	18,535	14,692
(1)	Our operating lease additions are primarily related to the charter for the Patriot during the six-month period ended June 30, 2026, and the charter for the Trym during the six-month period ended June 30, 2025.

See Note 14 for additional information on our significant leases.

Note 6 — Long-Term Debt

Scheduled maturities of our long-term debt outstanding as of June 30, 2026 are as follows (in thousands):

	MARAD	2029
	Debt	Notes	Total
Less than one year	$9,882	$—	$9,882
One to two years	—	—	—
Two to three years	—	300,000	300,000
Gross debt	9,882	300,000	309,882
Unamortized debt discount (1)	—	(816)	(816)
Unamortized debt issuance costs (1)	(366)	(4,395)	(4,761)
Total debt	9,516	294,789	304,305
Less current maturities	(9,516)	—	(9,516)
Long-term debt	$—	$294,789	$294,789
(1)	Debt discount and debt issuance costs are amortized to interest expense over the term of the applicable debt agreement.

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

Commitments under the Amended ABL Facility are comprised of separate U.S. and U.K. revolving credit facility commitments of $85 million and $35 million, respectively. The Amended ABL Facility provides funding based on a borrowing base calculation that includes eligible U.S. and U.K. customer accounts receivable and cash and provides for a $55 million sub-limit for the issuance of letters of credit. As of June 30, 2026, we had no borrowings under the Amended ABL Facility, and our available borrowing capacity, based on the borrowing base, totaled $66.9 million, net of $1.5 million of letters of credit issued and includes $2.6 million of cash pledged to the facility.

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

Beginning March 1, 2026, we may, at our option, redeem the 2029 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2029 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

In connection with the sale of Helix Alliance and pursuant to the Second Supplemental Indenture, dated as of May 1, 2026, Helix Alliance was released as a guarantor to the indenture governing the 2029 Notes.

Other

In accordance with the Amended ABL Facility, the MARAD Debt and the 2029 Notes, we are required to comply with certain covenants, including minimum liquidity and a springing fixed charge coverage ratio (applicable under certain conditions that are currently not applicable) with respect to the Amended ABL Facility and the maintenance of net worth, working capital and debt-to-equity requirements with respect to the MARAD Debt. As of June 30, 2026, we were in compliance with these covenants.

The following table details the components of our net interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$8,321	$8,250	$16,521	$16,489
Interest income	(3,949)	(2,074)	(6,740)	(4,276)
Net interest expense	$4,372	$6,176	$9,781	$12,213

Note 7 — Income Taxes

We operate in multiple jurisdictions with complex tax laws subject to interpretation and judgment. We believe that our application of such laws and the tax impact thereof are reasonable and fairly presented in our condensed consolidated financial statements.

For the three- and six-month periods ended June 30, 2026, we recorded income tax provision of $7.1 million and $6.2 million, respectively, resulting in effective tax rates of 31.9% and 38.3%, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2026 were affected by the jurisdictional mix of earnings and utilization of foreign tax credits. For the three- and six-month periods ended June 30, 2025, we recorded income tax provision (benefit) of $(3.7) million and $1.3 million, respectively, resulting in effective tax rates of 42.4% and 17.4%, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2025 were impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings.

Note 8 — Share Repurchase Programs

In February 2023, our Board of Directors (our “Board”) authorized a share repurchase program to repurchase issued and outstanding shares of our common stock up to $200 million (the “2023 Repurchase Program”). We did not repurchase any shares during the six-month period ended June 30, 2026. As of June 30, 2026, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program.

Effective April 22, 2026, our Board determined to suspend all repurchases of shares of our common stock under the 2023 Repurchase Program in connection with the pending merger with Hornbeck.

Note 9 — Revenue from Contracts with Customers

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

We provide services to our customers in the following markets that are key to our energy transition strategy: Production maximization, Decommissioning and Renewables. The following table provides information about disaggregated revenue by market strategy (in thousands):

	Well		Production	Intercompany	Total
	Intervention	Robotics	Facilities	Eliminations	Revenue
Three months ended June 30, 2026
Production maximization	$69,630	$19,791	$29,723	$(4,273)	$114,871
Decommissioning	136,911	7,541	—	(5,791)	138,661
Renewables	—	47,482	—	—	47,482
Other	1,551	1,622	—	(171)	3,002
Total	$208,092	$76,436	$29,723	$(10,235)	$304,016

Three months ended June 30, 2025
Production maximization	$26,800	$29,554	$17,081	$(694)	$72,741
Decommissioning	128,762	7,233	—	(6,618)	129,377
Renewables	—	41,987	—	—	41,987
Other	1,224	6,798	—	(445)	7,577
Total	$156,786	$85,572	$17,081	$(7,757)	$251,682

Six months ended June 30, 2026
Production maximization	$136,797	$29,190	$48,459	$(21,818)	$192,628
Decommissioning	277,781	16,473	—	(12,088)	282,166
Renewables	—	84,239	—	—	84,239
Other	2,957	8,907	—	(171)	11,693
Total	$417,535	$138,809	$48,459	$(34,077)	$570,726

Six months ended June 30, 2025
Production maximization	$123,762	$54,280	$36,918	$(4,665)	$210,295
Decommissioning	229,445	11,249	—	(10,602)	230,092
Renewables	—	58,761	—	—	58,761
Other	1,953	12,324	—	(445)	13,832
Total	$355,160	$136,614	$36,918	$(15,712)	$512,980

Contract Balances

Net contract assets were $9.4 million as of June 30, 2026 and $3.2 million as of December 31, 2025 and are reflected in “Other current assets” in the accompanying condensed consolidated balance sheets (Note 4). The increase in net contract assets was primarily attributable to the contract asset associated with Helix Alliance’s lump sum decommissioning contract that we have retained (Note 3). We had no credit losses on our contract assets for the three- and six-month periods ended June 30, 2026 and 2025.

Net contract liabilities totaled $5.7 million as of June 30, 2026 and $17.1 million as of December 31, 2025 and are reflected as “Deferred revenue,” a component of “Accrued liabilities” in the accompanying condensed consolidated balance sheets (Note 4). The decrease was primarily attributable to the amortization of deferred mobilization fees for work that had not been completed as of both balance sheet dates. Revenue recognized for the three- and six-month periods ended June 30, 2026 included $12.3 million and $17.7 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three- and six-month periods ended June 30, 2025 included $13.8 million and $19.0 million, respectively, that were included in the contract liability balance at the beginning of each period.

Performance Obligations

As of June 30, 2026, $1.1 billion related to unsatisfied performance obligations was expected to be recognized as revenue in the future, with $420.9 million, $449.8 million and $269.8 million in 2026, 2027 and 2028 and beyond, respectively. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of our contracts, and the expected timing for revenue recognition is based on the estimated start date and duration of each contract according to the information known at June 30, 2026.

For the three- and six-month periods ended June 30, 2026 and 2025, revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

Contract Fulfillment Costs

Deferred contract costs are reflected as “Deferred costs,” a component of “Other current assets” and “Other assets, net” in the accompanying condensed consolidated balance sheets (Note 4). Our deferred contract costs totaled $31.4 million as of June 30, 2026 and $25.6 million as of December 31, 2025. For the three- and six-month periods ended June 30, 2026, we recorded $9.0 million and $26.2 million, respectively, related to amortization of these deferred contract costs. For the three- and six-month periods ended June 30, 2025, we recorded $16.8 million and $33.2 million, respectively, related to amortization of these deferred contract costs. There were no associated impairment losses for any period presented.

For additional information regarding revenue recognition, see Notes 2 and 11 to our 2025 Form 10-K.

Note 10 — Earnings Per Share

The computations of the numerator (earnings or loss) and denominator (shares) to derive the basic and diluted earnings per share (“EPS”) amounts presented on the face of the accompanying condensed consolidated statements of operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	Income	Shares	Income	Shares
Basic:
Continuing operations:
Net income (loss)	$22,720		$(2,598)
Less: Income from discontinued operations, net of tax	(7,455)		(2,464)
Less: Undistributed earnings allocated to participating securities - continuing operations	(13)		—
Income (loss) available to common shareholders - continuing operations	$15,252	147,220	$(5,062)	148,515

Earnings (loss) per share, basic	$0.10		$(0.04)

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	Income	Shares	Income	Shares
Discontinued operations:
Income available to common shareholders - discontinued operations	$7,449	147,220	$2,464	148,515

Earnings per share, basic	$0.05		$0.02

Diluted:
Continuing operations:
Income (loss) available to common shareholders - continuing operations	$15,252	147,220	$(5,062)	148,515
Effect of dilutive securities:
Share-based awards other than participating securities	—	887	—	—
Net income (loss) available to common shareholders - continuing operations	$15,252	148,107	$(5,062)	148,515

Earnings (loss) per share, diluted	$0.10		$(0.04)

Discontinued operations:
Net income available to common shareholders - discontinued operations	$7,449	148,107	$2,464	148,515

Earnings per share, diluted	$0.05		$0.02

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Income	Shares	Income	Shares
Basic:
Continuing operations:
Net income	$9,314		$474
Less: Loss from discontinued operations, net of tax	709		5,848
Less: Undistributed earnings allocated to participating securities - continuing operations	(9)		(4)
Income available to common shareholders - continuing operations	$10,014	147,192	$6,318	149,770

Earnings per share, basic	$0.07		$0.04

Discontinued operations:
Loss available to common shareholders - discontinued operations	$(708)	147,192	$(5,844)	149,770

Loss per share, basic	$(0.01)		$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Income	Shares	Income	Shares
Diluted:
Continuing operations:
Income available to common shareholders - continuing operations	$10,014	147,192	$6,318	149,770
Effect of dilutive securities:
Share-based awards other than participating securities	—	810	—	769
Net income available to common shareholders - continuing operations	$10,014	148,002	$6,318	150,539

Earnings per share, diluted	$0.07		$0.04

Discontinued operations:
Net loss available to common shareholders - discontinued operations	$(708)	148,002	$(5,844)	150,539

Loss per share, diluted	$(0.01)		$(0.04)

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

We have outstanding restricted stock units (“RSUs”) (Note 11) that can be settled in either cash or shares of our common stock, or a combination thereof, which are not included in the computation of diluted EPS as cash settlement is assumed.

Note 11 — Employee Benefit Plans

Long-Term Incentive Plan

We currently have one active long-term incentive plan: the 2005 Long-Term Incentive Plan, as amended and restated (the “2005 Incentive Plan”). As of June 30, 2026, there were approximately 7.9 million shares of our common stock available for issuance under the 2005 Incentive Plan, assuming outstanding performance share units (“PSUs”) vest in shares of our common stock at 100% of the original awards and outstanding RSUs are settled in cash. During the six-month period ended June 30, 2026, the following grants of share-based awards were made under the 2005 Incentive Plan:

			Grant Date
			Fair Value
Date of Grant	Award Type	Shares/Units	Per Share/Unit	Vesting Period/Vesting Date
January 1, 2026 (1)	RSU	719,298	$6.27	33% per year over three years
January 1, 2026 (2)	PSU	605,661	$6.93	100% on December 31, 2028
(1)	Reflects grants to our executive officers and certain other employees.
(2)	Reflects grants to our executive officers.

We have restricted stock outstanding granted to members of our Board. For each of the three- and six-month periods ended June 30, 2026 and 2025, we recognized $0.2 million and $0.5 million, respectively, as share-based compensation related to restricted stock.

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

For the three- and six-month periods ended June 30, 2026, $1.1 million and $2.1 million, respectively, were recognized as share-based compensation related to PSUs. For the three- and six-month periods ended June 30, 2025, $1.3 million and $2.6 million, respectively, were recognized as share-based compensation related to PSUs. In the first quarter 2026, based on the performance of our common stock price as compared to our performance peer group and our cumulative total Free Cash Flow, in each case over a three-year performance period, 489,498 PSUs granted in 2023 vested at 151%, resulting in cash payout of $4.6 million.

Our outstanding RSUs can be settled in either cash or shares of our common stock, or a combination thereof, at the discretion of the Compensation Committee of our Board upon vesting and generally have been accounted for as liability awards. For the three- and six-month periods ended June 30, 2026, $1.0 million and $2.3 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2025, $0.5 million and $1.5 million, respectively, were recognized as compensation cost.

During the six-month period ended June 30, 2026 and the year ended December 31, 2025, we granted fixed-value cash awards of $5.9 million and $5.7 million, respectively, to select management employees under the 2005 Incentive Plan. The value of these cash awards is recognized on a straight-line basis over a vesting period of three years. For the three- and six-month periods ended June 30, 2026, $1.3 million and $2.6 million, respectively, were recognized as compensation cost. For the three- and six-month periods ended June 30, 2025, $1.2 million and $2.6 million, respectively, were recognized as compensation cost.

Defined Contribution Plans

We sponsor a defined contribution 401(k) retirement plan in the U.S. We also contribute to various other defined contribution plans globally. For the three- and six-month periods ended June 30, 2026, we made contributions to our defined contribution plans totaling $1.3 million and $2.9 million, respectively. For the three- and six-month periods ended June 30, 2025, we made contributions to our defined contribution plans totaling $1.2 million and $2.5 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2026, 0.5 million shares were available for issuance under the ESPP. The ESPP currently has a purchase limit of 260 shares per employee per purchase period.

For more information regarding our employee benefit plans, including the 2005 Incentive Plan, the defined contribution plans and the ESPP, see Note 13 to our 2025 Form 10-K.

Note 12 — Business Segment Information

We have three reportable business segments: Well Intervention, Robotics and Production Facilities. We previously reported the Shallow Water Abandonment segment, which was comprised entirely of Helix Alliance, prior to the sale of Helix Alliance on May 1, 2026. Our U.S., U.K. and Brazil Well Intervention operating segments are aggregated into the Well Intervention segment for financial reporting purposes. These reportable segments are strategic business units that utilize different mixes of vessels and/or equipment to perform different types of services. All material intercompany transactions between the segments have been eliminated. See Note 2 for more information on our business segments.

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

	Well		Production
	Intervention	Robotics	Facilities	Total
Three months ended June 30, 2026
External revenues	$208,089	$66,204	$29,723	$304,016
Intersegment revenues (1)	3	10,232	—	10,235
Segment revenues	208,092	76,436	29,723	314,251
Elimination of intersegment revenues				(10,235)
Total consolidated net revenues				$304,016

Less (2):
Direct cost of revenues	(180,316)	(57,871)	(13,447)
Operations support	(4,141)	(1,553)	(135)
Selling, general and administrative expenses	(4,286)	(2,825)	(336)
Segment operating income	$19,349	$14,187	$15,805	$49,341

Three months ended June 30, 2025
External revenues	$156,786	$77,815	$17,081	$251,682
Intersegment revenues (1)	—	7,757	—	7,757
Segment revenues	156,786	85,572	17,081	259,439
Elimination of intersegment revenues				(7,757)
Total consolidated net revenues				$251,682

Less (2):
Direct cost of revenues	(165,154)	(62,573)	(12,173)
Operations support	(3,938)	(1,345)	(154)
Selling, general and administrative expenses	(4,124)	(2,610)	(329)
Segment operating income (loss)	$(16,430)	$19,044	$4,425	$7,039

	Well		Production
	Intervention	Robotics	Facilities	Total
Six months ended June 30, 2026
External revenues	$404,048	$118,219	$48,459	$570,726
Intersegment revenues (1)	13,487	20,590	—	34,077
Segment revenues	417,535	138,809	48,459	604,803
Elimination of intersegment revenues				(34,077)
Total consolidated net revenues				$570,726

Less (2):
Direct cost of revenues	(370,350)	(108,062)	(39,352)
Operations support	(8,347)	(3,142)	(417)
Selling, general and administrative expenses	(8,632)	(5,645)	(794)
Segment operating income	$30,206	$21,960	$7,896	$60,062

Six months ended June 30, 2025
External revenues	$355,160	$120,902	$36,918	$512,980
Intersegment revenues (1)	—	15,712	—	15,712
Segment revenues	355,160	136,614	36,918	528,692
Elimination of intersegment revenues				(15,712)
Total consolidated net revenues				$512,980

Less (2):
Direct cost of revenues	(335,187)	(104,208)	(24,437)
Operations support	(7,957)	(2,736)	(267)
Selling, general and administrative expenses	(8,476)	(5,279)	(845)
Segment operating income	$3,540	$24,391	$11,369	$39,300
(1)	Intersegment amounts are derived primarily from equipment and services provided to other business segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

The table below provides a reconciliation of segment profit or loss to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of segment profit or loss —
Segment operating income	$49,341	$7,039	$60,062	$39,300
Corporate, eliminations and other	(22,626)	(10,081)	(36,099)	(20,921)
Net interest expense	(4,372)	(6,176)	(9,781)	(12,213)
Other non-operating income, net	64	432	2,050	1,491
Income (loss) from continuing operations before income taxes	$22,407	$(8,786)	$16,232	$7,657

The following items are also regularly provided to the CODM (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Capital expenditures (1) —
Well Intervention	$1,753	$1,391	$3,925	$4,359
Robotics	5,390	2,901	6,025	4,100
Production Facilities	—	—	—	—
Corporate, eliminations and other	34	14	38	121
Total	$7,177	$4,306	$9,988	$8,580

Depreciation and amortization (2) —
Well Intervention	$33,436	$33,387	$65,809	$63,978
Robotics	1,165	1,255	2,350	2,624
Production Facilities	4,832	4,761	9,645	9,510
Corporate and eliminations	33	85	71	180
Total	$39,466	$39,488	$77,875	$76,292
(1)	Represent cash paid principally for the acquisition, construction, upgrade, modification and refurbishment of long-lived property and equipment.
(2)	Represents an aggregate of depreciation and amortization expense related to property and equipment and deferred certification and dry dock costs, which is included within the segment expense captions “Direct cost of revenues” and “Selling, general and administrative expenses” as well as the line item caption “Corporate, eliminations and other” presented above.

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

Note 13 — Asset Retirement Obligations

Our asset retirement obligations (“AROs”) relate to mature offshore oil and gas properties (Droshky field and Thunder Hawk field) that we acquired with the intention to perform decommissioning work at the end of their life cycles. The following table describes the changes in our AROs (in thousands):

	2026	2025
AROs at January 1,	$68,770	$62,947
Accretion expense	3,112	2,847
AROs at June 30,	$71,882	$65,794

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

Note 15 — Statement of Cash Flow Information

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of three months or less. The following table provides supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Interest paid	$15,405	$15,442
Income taxes paid, net (1)	13,294	20,254
(1)	There were nomimal income tax refunds during the six-month period ended June 30, 2026. Amount during the six-month period ended June 30, 2025 was net of income tax refunds of $0.9 million.

Our capital additions include the acquisition of property and equipment for which payment has not been made. These non-cash capital additions were $0.6 million at June 30, 2026 and $1.0 million at December 31, 2025.

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

	2026	2025
Balance at January 1,	$2,564	$2,700
Additions (reductions) (1)	(41)	113
Balance at June 30,	$2,523	$2,813
(1)	Additions (reductions) reflect reserves (releases) for expected credit losses during the respective periods.

Note 17 — Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, trade and other current receivables as well as accounts payable approximates fair value due to the short-term nature of these instruments.

The principal amount and estimated fair value of our long-term debt are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Principal	Fair	Principal	Fair
	Amount (1)	Value (2)	Amount (1)	Value (2)
MARAD Debt (matures February 2027)	$9,882	$9,855	$14,645	$14,611
2029 Notes (mature March 2029)	300,000	314,628	300,000	317,250
Total debt	$309,882	$324,483	$314,645	$331,861
(1)	Principal amount includes current maturities and excludes any related unamortized debt discount and debt issuance costs. See Note 6 for additional disclosures on our long-term debt.

(2)	The estimated fair value was determined using Level 2 fair value inputs under the market approach, which was determined using quotes in inactive markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains or incorporates by reference various statements that contain forward-looking information regarding Helix and represent our current expectations or forecasts of future events. This forward-looking information is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein or incorporated by reference herein that are predictive in nature, that depend upon or refer to future events or conditions, or that use terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “budget,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy,” “predict,” “envision,” “hope,” “intend,” “will,” “continue,” “may,” “potential,” “should,” “could” and similar terms and phrases are forward-looking statements although not all forward-looking statements contain such identifying words. Included in forward-looking statements are, among other things:

●	statements regarding our business strategy, corporate initiatives and any other business plans, forecasts or objectives, any or all of which are subject to change;
●	statements regarding projections of revenues, gross margins, expenses, earnings or losses, capital spending, share repurchases, working capital, debt and liquidity, cash flows, future operating expenditures or other financial items;
●	statements regarding our backlog and commercial contracts and rates thereunder;
●	statements regarding our ability to enter into, renew and/or perform commercial contracts, including the scope, timing and outcome of those contracts;
●	statements regarding the spot market, the continuation of our current backlog, visibility and future utilization, our spending and cost management efforts and our ability to manage changes, oil price volatility and its effects and results on the foregoing as well as our protocols and plans;
●	statements regarding general economic or political conditions, whether international, national or in the regional or local markets in which we do business;
●	statements regarding energy transition and energy security;
●	statements regarding our ability to identify, effect and integrate mergers, acquisitions, joint ventures or other transactions and any subsequently identified legacy issues with respect thereto;
●	statements regarding the proposed Transactions and the consummation thereof;
●	statements regarding the acquisition, construction, completion, upgrades to or maintenance and/or regulatory certification of vessels, systems or equipment and any anticipated costs or downtime related thereto;
●	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions or arrangements;
●	statements regarding our trade receivables and their collectability;
●	statements regarding potential legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions;
●	statements regarding our sustainability initiatives and the successes thereon or regarding our environmental efforts, including with respect to greenhouse gas emissions;
●	statements regarding global, market or investor sentiment with respect to fossil fuels;
●	statements regarding our existing activities in, and future expansion into, the offshore renewable energy market;
●	statements regarding potential developments, industry trends, performance or industry ranking;
●	statements regarding our human capital management, including our ability to retain our senior management and other key employees;
●	statements regarding our share repurchase authorization or program;
●	statements regarding the underlying assumptions related to any projection or forward-looking statement;
●	statements regarding the sale of Helix Alliance, including ongoing involvement, purchase price adjustments and use of proceeds; and
●	any other statements that relate to non-historical or future information.

Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, they do involve risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include:

●	the impact of domestic and global economic and market conditions and the future impact of such conditions on the offshore energy industry and the demand for our services;
●	the general impact of oil and natural gas price volatility and the cyclical nature of the oil and gas market;
●	the receipt of approval from our shareholders with respect to the Transactions, to the extent such approval is required;
●	the time required to complete the Transactions, and the risk that the Transactions are not completed on the anticipated timeline or at all;
●	the uncertainty as to whether the conditions precedent to closing the Transactions will be satisfied or whether the Transactions will be completed;
●	the uncertainty as to whether meger-related litigation, including any appraisal or other shareholder actions, will occur and, if so, the results of any litigation, settlements and investigations;
●	the ultimate timing, outcome and results of integrating the operations of Helix and Hornbeck, including difficulties and delays relating to such integration and/or delays in realizing anticipated synergies, cost savings and other expected benefits of the Transactions, if at all;
●	the occurrence of any event, change or other circumstances that could give rise to termination of the Merger Agreement (which, in certain specified circumstances, may require the payment by Helix or Hornbeck of a termination fee and expense reimbursement);
●	disruption to Helix’s or Hornbeck’s current plans and operations as a result of the announcement and pendency of the Transactions;
●	the potential impact of geopolitical and domestic policy changes, including tariffs, that may negatively affect oil and gas production and/or pricing or adversely impact offshore renewable energy projects, costs of materials, regulations surrounding safe offshore well intervention, regulations of decommissioning offshore oil and gas wells, and global trade, economic growth and stability;
●	the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, the oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
●	the execution, timing and results of corporate initiatives such as alliances, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, and the determination whether or not to pursue or effect such initiatives, or to do so on different terms or timelines than previously contemplated;
●	the operating results of acquired properties and/or equipment;
●	the impact of inflation and our ability to recoup rising costs in the rates we charge to our customers;
●	the impact of our ability to secure and realize backlog, including any potential cancellation, deferral or modification of our work or contracts by our customers;
●	the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
●	the impact of the imposition by our customers of rate reductions, fines and penalties with respect to our operating assets;
●	the impact of current and future laws and governmental regulations and how they will be interpreted or enforced, including related to fossil fuel production, decommissioning, and litigation and similar claims in which we may be involved;
●	the future impact of international activity and trade agreements on our business, operations and financial condition;
●	the performance of contracts by customers, suppliers and other counterparties;
●	the results of our continuing efforts to control costs and improve performance;
●	unexpected future operations expenditures, including the amount and nature thereof;
●	the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
●	operating hazards, including unexpected delays in the delivery, chartering or customer acceptance, and terms of acceptance, of our assets;
●	the effect of adverse weather conditions and/or other risks associated with marine operations;

●	the impact of foreign currency exchange controls, potential illiquidity of those currencies and exchange rate fluctuations;
●	the effectiveness of our risk management activities and processes, including with respect to our cybersecurity initiatives and disclosures;
●	the effects of competition;
●	the availability of capital (including any financing) to fund our business strategy and/or operations;
●	the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
●	the impact of our stock price on our financing activities such as repurchases of our common stock under share repurchase programs;
●	the effectiveness of our sustainability initiatives and disclosures;
●	the effectiveness of any future hedging activities;
●	the potential impact of a negative event related to our human capital management, including a loss of one or more key employees;
●	the impact of general, market, industry or business conditions;
●	the factors generally described in Item 1A. Risk Factors in our 2025 Form 10-K; and
●	the factors generally described under the heading titled “Risk Factors” in our proxy statement/prospectus filed pursuant to Rule 424(b) under the Securities Act (File No. 333-296508) on July 31, 2026, forming part of the Registration Statement on Form S-4, initially filed by us on June 4, 2026 and declared effective on July 31, 2026.

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

EXECUTIVE SUMMARY

Our Business

We are an international offshore energy services company that provides specialty services to the offshore energy industry, with a focus on well intervention, robotics and decommissioning operations. Our services are key in supporting a global energy transition by maximizing production of existing oil and gas reserves, decommissioning end-of-life oil and gas fields and supporting renewable energy developments. Our Well Intervention segment includes seven purpose-built well intervention vessels and 12 intervention systems. Our Robotics segment includes 41 work-class ROVs, two of which have not been placed in service, six trenchers, three IROV boulder grabs, and robotics support vessels chartered on long-term, short-term and flexible bases to facilitate our ROV and trenching operations. Our Production Facilities segment includes the HP I, the HFRS and our ownership of mature oil and gas properties. We previously reported the Shallow Water Abandonment segment, which was comprised entirely of Helix Alliance, prior to the sale of Helix Alliance on May 1, 2026 and which included nine liftboats, six OSVs, three DSVs, one heavy lift derrick barge, one crew boat, 20 P&A systems and six CT systems. See Note 3 for additional information on discontinued operations.

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

Once end-of-life oil and gas wells have depleted their production, we P&A and decommission wells and infrastructure in our Well Intervention segment. We believe that our purpose-built well intervention vessels have a competitive advantage in performing these services more efficiently than rigs.

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

Current Market Environment

Commodity prices fell in 2025 following the escalation of tariffs and geopolitical tensions globally. Oil prices entered 2026 in the mid $50s but have risen sharply following the U.S. military campaign against Iran in March, which resulted in the closure of the Strait of Hormuz, and other escalated conflicts in the Middle East. Oil prices remained elevated during the second quarter but have since been volatile amidst ongoing conflict between the U.S. and Iran, and are expected to remain volatile and elevated during these tensions.

The regulatory landscape has been evolving, with stronger abandonment enforcement actions in the U.K., while the offshore oil and gas market continues to evaluate existing governmental regulations and changes thereto, including the ongoing effects of the U.K. government’s Energy Profits Levy. Factors such as regulatory changes, war in the Middle East and Ukraine, escalated geopolitical instability and uncertainty, and regional conflicts and tensions have resulted in higher commodity prices and perceived demand for our production enhancement and decommissioning services but significantly increased volatility and uncertainty, which have affected some customer spending, particularly in the Gulf of America.

The international wind market continues to be robust, with continued activity and sanctioned work primarily in Europe and Asia Pacific. U.S. wind farm activity continues although at a slower pace following the 2025 Wind Energy Ban in January 2025.

Outlook

Our 2026 performance should be supported by our existing backlog, higher commodity prices, stronger abandonment regulatory enforcements in the U.K., expected new contracting and the materialization of work that had been deferred from 2025. We expect to see continued strong market demand for our Robotics services, in particular our trenching and site preparation offerings. We anticipate ongoing uncertainties for assets in the spot market in our Well Intervention segment, specifically the Q4000 and the Q7000. The recent higher, albeit more volatile, commodity prices and regulatory pressures should improve on what had been expected to be a softer utilization and rate environment for those vessels and systems more exposed to the spot market. However, we expect the commodity price environment to normalize once tensions in Iran have settled and the Strait of Hormuz resumes normal shipping activity.

Beyond 2026, we anticipate increasing energy consumption will continue to drive demand for our services in both the oil and gas and renewable energy sectors. We believe rising energy needs will continue to increase customer operating expenditure budgets and demand for our production enhancement offerings and decommissioning services internationally, which should grow over the mid- to long-term as the installed subsea tree base expands and as customers discharge their decommissioning obligations. We believe rising energy needs will also increase long-term growth in our renewables services as the international energy market continues to expand offshore renewable energy developments.

Backlog

Our backlog is represented by signed contracts. As of June 30, 2026, our consolidated backlog totaled approximately $1.1 billion, of which $421 million is expected to be performed over the remainder of 2026. Our various contracts with Shell and Subsea 7 globally, our contracts with Petrobras in Brazil, our contracts with Talos in the Gulf of America, and our multi-year agreements with NKT and CNR in the North Sea collectively represented approximately 80% of our total backlog as of June 30, 2026. Backlog is not necessarily a reliable indicator of revenues derived from our contracts as (i) services are often added but may sometimes be subtracted; (ii) contracts may be renegotiated, deferred, canceled and in many cases modified while in progress; and (iii) reduced rates, fines and penalties may be imposed by our customers. Furthermore, our contracts are in certain cases cancelable without penalty. If there are cancellation fees, the amount of those fees can be substantially less than amounts reflected in backlog.

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

We define Adjusted EBITDA as earnings before income taxes, net interest expense, depreciation and amortization expense, net other income or expense, gains or losses on disposition of assets, long-lived asset impairment losses, transaction-related costs, and the general provision for (release of) current expected credit losses, if any. We define Free Cash Flow as cash flows from operating activities less capital expenditures, net of proceeds from asset sales and insurance recoveries (related to property and equipment), if any. Net Debt is calculated as long-term debt including current maturities of long-term debt less cash and cash equivalents. In the following reconciliations, we provide amounts as reflected in the condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$22,720	$(2,598)	$9,314	$474
Less: Income (loss) from discontinued operations	(7,455)	(2,464)	709	5,848
Income (loss) from continuing operations	15,265	(5,062)	10,023	6,322
Adjustments:
Income tax provision (benefit)	7,142	(3,724)	6,209	1,335
Net interest expense	4,372	6,176	9,781	12,213
Depreciation and amortization	39,466	39,488	77,875	76,292
Other (income) expense, net	154	(437)	(144)	(80)
Transaction-related costs	8,340	—	8,340	—
General provision for (release of) current expected credit losses	(66)	198	(41)	113
Adjusted EBITDA from continuing operations	74,673	36,639	112,043	96,195
Adjusted EBITDA from discontinued operations	(4,823)	5,791	(9,931)	(1,780)
Adjusted EBITDA	$69,850	$42,430	$102,112	$94,415

The reconciliation of our cash flows from operating activities to Free Cash Flow is as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash flows from continuing operating activities	$101,502	$(1,073)
Less: Net capital expenditures from continuing operations	(9,988)	(8,580)
Free Cash Flow from continuing operations	91,514	(9,653)
Free Cash Flow from discontinued operations	14,181	4
Free Cash Flow	$105,695	$(9,649)

The reconciliation of our long-term debt to Net Debt is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Long-term debt including current maturities	$304,305	$307,995
Less: Cash and cash equivalents (1)	(652,234)	(445,196)
Net Debt	$(347,929)	$(137,201)
(1)	Includes cash and cash equivalents of continuing and discontinued operations.

Comparison of Three Months Ended June 30, 2026 and 2025

We have three reportable business segments in our continuing operations: Well Intervention, Robotics and Production Facilities. We previously reported the Shallow Water Abandonment segment, which was comprised entirely of Helix Alliance, prior to the sale of Helix Alliance on May 1, 2026. The financial results of Helix Alliance are reflected as discontinued operations for all periods presented (Note 3). All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details various financial and operational highlights of our continuing operations for the periods presented (dollars in thousands):

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2026	2025	Amount	Percent
Net revenues —
Well Intervention	$208,092	$156,786	$51,306	33%
Robotics	76,436	85,572	(9,136)	(11)%
Production Facilities	29,723	17,081	12,642	74%
Intercompany eliminations	(10,235)	(7,757)	(2,478)
	$304,016	$251,682	$52,334	21%

Gross profit (loss) —
Well Intervention	$23,635	$(12,306)	$35,941	292%
Robotics	17,012	21,654	(4,642)	(21)%
Production Facilities	16,141	4,754	11,387	240%
Corporate, eliminations and other	(590)	(648)	58
	$56,198	$13,454	$42,744	318%

Gross margin —
Well Intervention	11%	(8)%
Robotics	22%	25%
Production Facilities	54%	28%
Total from continuing operations	18%	5%

Number of vessels or Robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 91%	7 / 72%
Robotics assets (3)	48 / 67%	48 / 62%
Chartered Robotics vessels	6 / 69%	7 / 95%
(1)	Represents the number of vessels or Robotics assets as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.
(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or Robotics assets generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)
Well Intervention	$3	$—	$3
Robotics	10,232	7,757	2,475
	$10,235	$7,757	$2,478

The following table sets forth significant financial statement items below the gross profit (loss) line (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Transaction-related costs	$8,340	$—
Selling, general and administrative expenses	21,143	16,496
Net interest expense	4,372	6,176
Income tax provision (benefit)	7,142	(3,724)
Income from discontinued operations, net of tax	7,455	2,464

Net Revenues. Our consolidated net revenues for the three-month period ended June 30, 2026 increased by 21% as compared to the same period in 2025, primarily reflecting higher revenues in our Well Intervention and Production Facilities business segments, offset in part by lower revenues in our Robotics segment.

Our Well Intervention revenues increased by 33% for the three-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher utilization on the Q5000, which underwent a 57-day planned regulatory docking during the second quarter 2025, and on the Seawell, which was idle throughout 2025. Revenues also increased on the Q4000, which spent 45 days demobilizing in the second quarter 2025 during which period no revenues were recognized. Revenue increases in 2026 were offset in part by lower revenues on the Q7000, which spent May through June 2026 transiting and mobilizing to West Africa, during which time all revenues and mobilization costs were deferred, and on the Sea Helix 1, which commenced its five-year regulatory docking mid-June 2026.

Our Robotics revenues decreased by 11% for the three-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting lower vessel activities, which were impacted by the Grand Canyon II transition to the North Sea during the quarter, offset in part by increased ROV and trenching activities during the second quarter 2026. The second quarter 2026 included 374 chartered vessel days, which included 137 days of site clearance operations using IROV boulder grabs, as compared to 537 chartered vessel days, which included 190 days of site clearance operations using IROV boulder grabs during the second quarter 2025. Overall ROV and trencher utilization increased to 67% during the second quarter 2026 as compared to 62% during the second quarter 2025. Integrated vessel trenching increased to 171 days during the second quarter 2026 as compared to 157 days during the second quarter 2025.

Our Production Facilities revenues increased by 74% for the three-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher oil and gas production and prices following the recommencement of operations on the Thunder Hawk field early April 2026, which had been shut in during 2025.

Gross Profit (Loss). Our consolidated gross profit increased by $42.7 million for the three-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting increased profitability from our Well Intervention and Production Facilities business segments, offset in part by reduced profitability from our Robotics segment.

Our Well Intervention segment had a gross profit of $23.6 million for the three-month period ended June 30, 2026 as compared to a gross loss of $12.3 million for the same period in 2025, primarily reflecting higher revenues and incremental margins during the second quarter 2026.

Our Robotics gross profit decreased by $4.6 million for the three-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting lower revenues during the second quarter 2026.

Our Production Facilities gross profit increased by $11.4 million for the three-month period ended June 30, 2026 as compared to the same period in 2025 primarily due to higher revenues during the second quarter 2026.

Transaction-related Costs. Transaction-related costs of $8.3 million for the three-month period ended June 30, 2026 reflect the ongoing efforts related to the merger with Hornbeck (Note 2).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $21.1 million for the three-month period ended June 30, 2026 as compared to $16.5 million for the same period in 2025, primarily reflecting higher employee compensation costs during the second quarter 2026.

Net Interest Expenses. Our net interest expense totaled $4.4 million for the three-month period ended June 30, 2026 as compared to $6.2 million for the same period in 2025, primarily reflecting higher interest income due to the higher level of invested cash (Note 6).

Income Tax Provision (Benefit). Income tax provision was $7.1 million for the three-month period ended June 30, 2026 as compared to income tax benefit of $3.7 million for the same period in 2025. The effective tax rate for the second quarter 2026 was affected by the jurisdictional mix of earnings and utilization of foreign tax credits. The effective rate for the second quarter 2025 was impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings.

Income from Discontinued Operations, Net of Tax. Net income from discontinued operations was $7.5 million for the three-month period ended June 30, 2026 as compared to $2.5 million for the same period in 2025, primarily reflecting a $16.1 million pre-tax gain, net of tax expense of $3.4 million, from the sale of Helix Alliance on May 1, 2026.

Comparison of Six Months Ended June 30, 2026 and 2025

We have three reportable business segments in our continuing operations: Well Intervention, Robotics and Production Facilities. We previously reported the Shallow Water Abandonment segment, which was comprised entirely of Helix Alliance, prior to the sale of Helix Alliance on May 1, 2026. The financial results of Helix Alliance are reflected as discontinued operations for all periods presented (Note 3). All material intercompany transactions between the segments have been eliminated in our condensed consolidated financial statements. The following table details various financial and operational highlights of our continuing operations for the periods presented (dollars in thousands):

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2026	2025	Amount	Percent
Net revenues —
Well Intervention	$417,535	$355,160	$62,375	18%
Robotics	138,809	136,614	2,195	2%
Production Facilities	48,459	36,918	11,541	31%
Intercompany eliminations	(34,077)	(15,712)	(18,365)
	$570,726	$512,980	$57,746	11%

Gross profit (loss) —
Well Intervention	$38,838	$12,016	$26,822	223%
Robotics	27,605	29,670	(2,065)	(7)%
Production Facilities	8,690	12,214	(3,524)	(29)%
Corporate, eliminations and other	(1,256)	(1,326)	70
	$73,877	$52,574	$21,303	41%

Gross margin —
Well Intervention	9%	3%
Robotics	20%	22%
Production Facilities	18%	33%
Total from continuing operations	13%	10%

Number of vessels or Robotics assets (1) / Utilization (2)
Well Intervention vessels	7 / 87%	7 / 69%
Robotics assets (3)	48 / 62%	48 / 57%
Chartered Robotics vessels	6 / 74%	7 / 84%
(1)	Represents the number of vessels or Robotics assets as of the end of the period, including spot vessels and those under term charters, and excluding acquired vessels prior to their in-service dates and vessels or assets disposed of and/or taken out of service.

(2)	Represents the average utilization rate, which is calculated by dividing the total number of days the vessels or Robotics assets generated revenues by the total number of calendar days (excluding vessel charter off-hire days) in the applicable period.
(3)	Consists of ROVs, trenchers and IROV boulder grabs.

Intercompany segment amounts are derived primarily from equipment and services provided to other business segments. Intercompany segment revenues are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)
Well Intervention	$13,487	$—	$13,487
Robotics	20,590	15,712	4,878
	$34,077	$15,712	$18,365

The following table sets forth significant financial statement items below the gross profit (loss) line (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Transaction-related costs	$8,340	$—
Selling, general and administrative expenses	41,574	34,195
Net interest expense	9,781	12,213
Income tax provision	6,209	1,335
Loss from discontinued operations, net of tax	709	5,848

Net Revenues. Our consolidated net revenues for the six-month period ended June 30, 2026 increased by 11% as compared to the same period in 2025, primarily reflecting higher revenues in all business segments, offset in part by higher intercompany eliminations.

Our Well Intervention revenues increased by 18% for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher utilization on the Q5000, the Seawell and the Q7000, offset in part by lower revenues on the Q4000 and lower utilization on the Sea Helix 1. Revenues increased on the Q5000, which underwent a 57-day planned regulatory docking during the second quarter 2025, and on the Seawell, which was idle throughout 2025. During the six-month period ended June 30, 2026, the Q7000 spent fewer days on transit, mobilization and docking, during which time all revenues and mobilization costs were deferred. The Q4000 generated lower project-related rates during the six-month period ended June 30, 2026 as compared to those rates during its operations in Nigeria during the six-month period ended June 30, 2025. Utilization decreased on the Sea Helix 1 as the vessel commenced its five-year regulatory docking mid-June 2026.

Our Robotics revenues increased by 2% for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher overall ROV and trencher activities, offset in part by lower vessel activities. Overall ROV and trencher utilization increased to 62% during the six-month period ended June 30, 2026 as compared to 57% during the six-month period ended June 30, 2025. The six-month period ended June 30, 2026 included 755 chartered vessel days, which included 247 days of site clearance operations using IROV boulder grabs, as compared to 781 chartered vessel days, which included 211 days of site clearance operations using IROV boulder grabs during the six-month period ended June 30, 2025. Integrated vessel trenching increased slightly to 293 days during the six-month period ended June 30, 2026 as compared to 292 days during the six-month period ended June 30, 2025.

Our Production Facilities revenues increased by 31% for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher oil and gas production and prices following the recommencement of operations on the Thunder Hawk field early April 2026.

Gross Profit (Loss). Our consolidated gross profit increased by $21.3 million for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting increased profitability from our Well Intervention business segment, offset in part by reduced profitability from our Robotics and Production Facilities segments.

Our Well Intervention gross profit increased by $26.8 million for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting higher revenues and incremental margins during the six-month period ended June 30, 2026.

Our Robotics gross profit decreased by $2.1 million for the six-month period ended June 30, 2026 as compared to the same period in 2025, primarily reflecting lower vessel activities and the mix of contracting during the six-month period ended June 30, 2026.

Our Production Facilities gross profit decreased by $3.5 million for the six-month period ended June 30, 2026 as compared to the same period in 2025 primarily due to workover costs, offset in part by higher revenues from the Thunder Hawk field during the six-month period ended June 30, 2026.

Transaction-related Costs. Transaction-related costs of $8.3 million for the six-month period ended June 30, 2026 reflect the ongoing efforts related to the merger with Hornbeck (Note 2).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.6 million for the six-month period ended June 30, 2026 as compared to $34.2 million for the same period in 2025, primarily reflecting higher employee compensation costs during the six-month period ended June 30, 2026.

Net Interest Expenses. Our net interest expense totaled $9.8 million for the six-month period ended June 30, 2026 as compared to $12.2 million for the same period in 2025, primarily reflecting higher interest income due to the higher level of invested cash (Note 6).

Income Tax Provision. Income tax provision was $6.2 million for the six-month period ended June 30, 2026 as compared to $1.3 million for the same period in 2025. The effective tax rate for the six-month period ended June 30, 2026 was affected by the jurisdictional mix of earnings and utilization of foreign tax credits. The effective rate for the six-month period ended June 30, 2025 was impacted by certain non-U.S. discrete items and the jurisdictional mix of earnings.

Loss from Discontinued Operations, Net of Tax. Net loss from discontinued operations was $0.7 million for the six-month period ended June 30, 2026 as compared to $5.8 million for the same period in 2025, primarily reflecting Helix Alliance’s operating losses, offset by a $16.1 million pre-tax gain, net of tax expense of $3.4 million, from its sale on May 1, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition and Liquidity

The following table presents certain information useful in the analysis of our financial condition and liquidity (in thousands):

	June 30,	December 31,
	2026	2025
Net working capital	$668,349	$525,314
Long-term debt (excluding current maturities)	294,789	298,351
Liquidity	716,539	553,550

Net Working Capital

Net working capital is equal to current assets minus current liabilities and includes cash and cash equivalents, current maturities of long-term debt and current operating lease liabilities. Net working capital measures short-term liquidity and is important for predicting cash flow and debt requirements. Net working capital at December 31, 2025 included current assets and current liabilities of discontinued operations.

Long-Term Debt

Long-term debt in the table above, presented net of unamortized debt discount and debt issuance costs, includes the 2029 Notes and the MARAD Debt, excluding current maturities of $9.5 million at June 30, 2026 and $9.6 million at December 31, 2025. See Note 6 for information relating to our long-term debt.

Liquidity

We define liquidity as cash and cash equivalents plus available capacity under our credit facility, but excluding cash pledged as collateral toward the Amended ABL Facility. Our liquidity at June 30, 2026 of $716.5 million included $652.2 million of cash and cash equivalents and $66.9 million of available borrowing capacity under the Amended ABL Facility (Note 6) and excluded $2.6 million of pledged cash. Our liquidity at December 31, 2025 of $553.6 million included $445.2 million of cash and cash equivalents and $110.9 million of available borrowing capacity under the Amended ABL Facility and excluded $2.5 million of pledged cash. Cash and cash equivalents at December 31, 2025 included $26.9 million from discontinued operations.

We have considered Helix Alliance as discontinued operations in evaluating our liquidity and capital resources, including our ability to fund continuing operations, expected capital spending, debt service and other obligations over the next 12 months. We believe that our cash on hand, internally generated cash flows from continuing operations and availability under the Amended ABL Facility will be sufficient to fund our operations and expected capital spending, and service our debt and other obligations, over at least the next 12 months. We currently do not anticipate borrowing under the Amended ABL Facility except for the issuance of letters of credit.

Cash Flows

The following table provides summary data from our condensed consolidated statements of cash flows, which include cash flows from discontinued operations for all periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$115,683	$(691)
Investing activities	94,220	(8,958)
Financing activities	(4,024)	(40,780)

The cash flows of Helix Alliance are included in our consolidated operating, investing and financing cash flows for all periods presented, and the following discussion identifies the impacts of discontinued operations, where material.

Operating Activities

Cash flows provided by operating activities for the six-month period ended June 30, 2026 increased as compared to the same period in 2025 primarily reflecting higher earnings, higher working capital inflows driven by collections of accounts receivable and lower regulatory certification costs for our vessels and systems in our continuing operations during the six-month period ended June 30, 2026. Regulatory certification costs, which are considered part of our capital spending program but are classified as operating cash flows, were $8.4 million and $30.6 million, respectively, for continuing operations during the comparable year over year periods.

Investing Activities

Cash flows provided by investing activities for the six-month period ended June 30, 2026 were primarily attributable to $104.2 million of proceeds from the sale of Helix Alliance (Note 3). Cash flows used in investing activities for the six-month period ended June 30, 2025 were attributable to capital expenditures.

Financing Activities

Net cash outflows from financing activities for the six-month period ended June 30, 2026 primarily reflected principal repayment of $4.8 million related to the MARAD Debt. Net cash outflows from financing activities for the six-month period ended June 30, 2025 primarily reflected the principal repayment of $4.5 million related to the MARAD Debt and payments in satisfaction of tax obligations upon vesting of share-based awards.

Material Cash Requirements

Our material cash requirements include our obligations to repay our long-term debt, satisfy other contractual cash commitments and fund other obligations.

Long-term debt and other contractual commitments

The following table summarizes (in thousands) the principal amount of our long-term debt and related debt service costs as well as other contractual commitments, which include commitments for operating lease obligations and property and equipment, as of June 30, 2026 and the portions of those amounts that are short-term (due in less than one year) and long-term (due in one year or greater) based on their stated terms. Our property and equipment commitments include contractually committed amounts to purchase and service certain property and equipment (inclusive of commitments related to regulatory certification and dry dock as discussed below) but do not include expected capital spending that is not contractually committed as of June 30, 2026.

	Total	Short-Term	Long-Term
MARAD debt	$9,882	$9,882	$—
2029 Notes	300,000	—	300,000
Interest related to debt	80,172	30,041	50,131
Property and equipment	48,112	48,112	—
Operating leases (1)	705,710	162,091	543,619
Total cash obligations	$1,143,876	$250,126	$893,750
(1)	Operating leases include vessel charters and facility and equipment leases, including commitments related to leases executed but not yet commenced. At June 30, 2026, our commitment related to long-term vessel charters that have commenced totaled approximately $675.1 million, of which $339.9 million was related to the non-lease (services) components that are not included in operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2026.

Other material cash requirements

Other material cash requirements include the following:

Decommissioning. We have decommissioning obligations associated with our oil and gas properties (Note 13). Those obligations, which are presented on a discounted basis on the condensed consolidated balance sheets, approximate $80.9 million (undiscounted) for Thunder Hawk field oil and gas properties and $37.1 million (undiscounted) for Droshky field oil and gas properties as of June 30, 2026. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with Droshky field oil and gas properties are fulfilled.

Regulatory certification and dry dock. Our vessels and systems are subject to certain regulatory certification requirements that must be satisfied in order for the vessels and systems to operate. Certification may require dry dock and other compliance costs on a periodic basis, usually every 30 months. Although the amount and timing of these costs may vary and are dependent on the timing of the certification renewal period, they generally range between $5.0 million to $15.0 million per vessel and $0.5 million to $5.0 million per system.

Transaction-related costs. In connection with the pending merger agreement with Hornbeck, we expect to incur additional transaction-related costs consisting primarily of banking, legal, integration, accounting, and filing fees, as well as change-in-control compensation obligations and potential breakage fees. Some of these transaction-related costs would be payable by us only upon successful consummation of the Transactions, while others are payable by us irrespectively. We anticipate that any of these costs that we are responsible for would be funded with existing cash on hand, and we expect our existing liquidity to be sufficient to meet these potential cash requirements.

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

RECENT DEVELOPMENTS

Planned Merger with Hornbeck Offshore Services, Inc.

On April 22, 2026, we entered into the Merger Agreement with Hornbeck, Parent Sub, and LLC Sub. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, (i) Parent Sub will merge with and into Hornbeck, with Hornbeck continuing as the Surviving Corporation, and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into LLC Sub, with LLC Sub continuing as the Combined Company.

Upon consummation of the Transactions, we expect that, on a fully diluted basis and after accounting for Hornbeck options and Hornbeck warrants issued pursuant to Hornbeck’s Jones Act Warrant Agreement that will be assumed by the Combined Company in connection with the Mergers, securityholders of Helix and Hornbeck immediately prior to the Mergers will own, on an as-converted basis, approximately 45% and 55%, respectively, of the Combined Company. Following the Transactions, we expect that our name will be changed to “Hornbeck Offshore Services, Inc.,” and that our common stock will remain listed on the NYSE and will trade under the new ticker symbol, “HOS.” Subject to the approval of our shareholders at the Special Meeting scheduled for August 31, 2026 and the satisfaction of other customary closing conditions, the Transactions are expected to be consummated on September 1, 2026. However, no assurance can be given as to when, or if, the Mergers and the Transactions will be consummated.

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

The closing of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the approval by our shareholders, (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) having expired or been terminated, and the required approvals shall have been obtained under certain antitrust and foreign investment laws, (iii) there being no law, injunction or order by a governmental body prohibiting the consummation of the Transactions, (iv) the approval of Converted Helix Common Stock to be issued and listed on the NYSE in accordance with the terms of the Merger Agreement, (v) the registration statement on Form S-4 to be filed with the SEC by us having been declared effective by the SEC, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the parties contained in the Merger Agreement, (vii) compliance by the parties to the Merger Agreement in all material respects with their respective covenants, and (viii) receipt by Hornbeck of an opinion from its counsel that the Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Helix and Hornbeck each filed an HSR Act notification with the U.S. Federal Trade Commission (the “FTC”) and the U.S. Department of Justice on May 20, 2026. The parties requested early termination of the applicable waiting period under the HSR Act upon filing, and the FTC granted such request effective as of June 11, 2026. Helix and Hornbeck derive revenues in other jurisdictions where antitrust/foreign investment clearances are or may be required, including Brazil, Poland and the U.K. Filings were submitted with the Brazilian Administrative Council for Economic Defense on May 20, 2026, with the Polish Office of Competition and Consumer Protection on May 20, 2026 and with the U.K.’s Investment Security Unit on May 20, 2026, in order to obtain necessary approvals from such authorities. On May 28, 2026, the Polish Office of Competition and Consumer Protection indicated that it has closed its review of the transaction and did not intend to review. On June 11, 2026, the Brazilian Administrative Council for Economic Defense unconditionally approved the transaction, subject to a 15-day waiting period during which the mergers cannot close, which waiting period expired on June 26, 2026. On July 9, 2026, the U.K.’s Investment Security Unit indicated that it had closed its review and determined that no further action would be taken with respect to the Transactions. The Registration Statement on Form S-4, initially filed by us on June 4, 2026, was declared effective on July 31, 2026.

The Merger Agreement imposes certain restrictions on our business and operations during the pendency of the Mergers. While we do not believe these restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations prior to entering into the Merger Agreement may not be comparable to results of operations following our entry into the Merger Agreement. For additional information, see Item 1A. Risk Factors – “Consummation of the Mergers is uncertain and is subject to risks outside our control, and a delay in completing the Mergers may reduce or eliminate the expected benefits from the Mergers” of this Quarterly Report.

Suspension of Repurchases of Common Stock under the 2023 Repurchase Program

Effective April 22, 2026, our Board determined to suspend all repurchases of shares of our common stock under the 2023 Repurchase Program in connection with the pending merger with Hornbeck. As of June 30, 2026, approximately $128.4 million remained authorized for the repurchase of shares under the 2023 Repurchase Program.

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

Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the shareholders’ equity section of our condensed consolidated balance sheets. For the six-month period ended June 30, 2026, we recorded foreign currency translation losses of $9.4 million to accumulated other comprehensive loss. Deferred taxes have not been provided on foreign currency translation adjustments as any outside stock basis differences would be realized in a tax-free manner.

When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense), net.” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense), net.” For the three-month period ended June 30, 2026, we recorded net foreign currency losses of $0.3 million primarily related to the our international subsidiaries’ foreign currency positions. Foreign currency impact for the six-month period ended June 30, 2026 was minimal.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 14 — Commitments and Contingencies and Other Matters to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the period ended June 30, 2026 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Litigation relating to the Merger Agreement and the Transactions could delay or prevent the consummation of the Mergers and the Transactions and could cause us to incur substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger, acquisition or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Helix’s, Hornbeck’s or the Combined Company’s respective liquidity and financial condition.

Lawsuits that may be brought against Helix, Hornbeck or our or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Transactions, including the Mergers. One of the conditions to the closing of the Transactions is that no law or governmental order is in effect that restrains, enjoins, makes illegal or otherwise prohibits the closing of the Transactions. Consequently, if a plaintiff were to be successful in obtaining an injunction prohibiting consummation of the Transactions, that injunction may delay or prevent the Mergers from being completed within the expected timeframe or at all, which may adversely affect the respective businesses, financial positions and results of operations of Helix, Hornbeck or the Combined Company.

Either Helix or Hornbeck may terminate the Merger Agreement if any governmental order permanently restraining, enjoining or otherwise prohibiting the consummation of the Transactions becomes final and non-appealable; however, this right to terminate the Merger Agreement is not available to any party to the Merger Agreement whose action or failure to act has been the primary cause of, or primarily resulted in, the failure of the closing of the Transactions to occur by December 31, 2026 and such action or failure to act constitutes a material breach of the Merger Agreement by such party. There can be no assurance that any party to the Merger Agreement, if named as a defendant in such a lawsuit, would be successful in the outcome of any potential future litigation. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Transactions, including the Mergers, are consummated may adversely affect the respective businesses, financial conditions, results of operations and cash flows of Helix, Hornbeck or the Combined Company.

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

Similarly, a delay in consummating the Mergers could cause the Combined Company not to realize some or all of the synergies and other benefits that it expects to achieve if the Mergers are successfully consummated within the expected time frame. Although the parties will continue to operate independently until completion of the Mergers, the Merger Agreement contains certain restrictions on the conduct of each of the parties’ respective businesses through completion of the Mergers. These restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities, particularly if the consummation of the Mergers is delayed. In addition, a delay could enhance the risks that management would focus on completion of the Mergers instead of on other opportunities that could be beneficial to our business and shareholders. The success of the Mergers following completion also will depend, in part, on the ability of the Combined Company to realize the anticipated benefits from combining the businesses of Helix and Hornbeck. If Helix and Hornbeck are unable to successfully combine their businesses, the anticipated benefits of the Mergers may take longer to realize than expected. In addition, the actual integration of Helix’s and Hornbeck’s businesses may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Mergers and negatively impact the Combined Company’s business, financial condition and results of operations or adversely affect the trading price of the Combined Company’s common stock following consummation of the Mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total number	Approximate dollar
			of shares	value of shares
	(a)	(b)	purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans	plans or programs (1)
Period	purchased	per share	or programs	(in thousands)
April 1 to April 30, 2026	—	$—	—	$128,380
May 1 to May 31, 2026	—	—	—	128,380
June 1 to June 30, 2026	—	—	—	128,380
	—	$—	—
(1)	See Note 8 to this Quarterly Report and Note 10 to our 2025 Form 10-K for additional information regarding our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the three-month period ended June 30, 2026, no director or “officer” of Helix adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents (Registration or File Number)
2.1	Agreement and Plan of Merger, dated as of April 22, 2026, by and among Helix Energy Solutions Group, Inc., Hornbeck Offshore Services, Inc., Odyssey Sub, Inc. and Hercules Sub LLC.	Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2026 (001-32936)
3.1	2005 Amended and Restated Articles of Incorporation, as amended, of Helix Energy Solutions Group, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 1, 2006 (000-22739)
3.2	Second Amended and Restated By-Laws of Helix Energy Solutions Group, Inc., as amended.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 28, 2006 (001-32936)
4.1	Registration Rights Agreement, dated as of April 22, 2026, by and among Helix Energy Solutions Group, Inc. and the holders party thereto.	Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2026 (001-32936)
4.2	Securityholders Agreement, dated as of April 22, 2026, by and among Helix Energy Solutions Group, Inc. and the holders party thereto.	Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 2026 (001-32936)
4.3	Supplemental Indenture, dated as of May 1, 2026, by and among Helix Energy Solutions Group, Inc., the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on May 5, 2026 (001-32936)
10.1	Equity Purchase Agreement by and among C-Dive, L.L.C., Helix Alliance Decom, LLC, and Helix Energy Solutions Group, Inc., dated as of May 1, 2026.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2026 (001-32936)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Owen Kratz, Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Erik Staffeldt, Chief Financial Officer.	Filed herewith
32.1	Certification of Helix’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIX ENERGY SOLUTIONS GROUP, INC.
(Registrant)

Date: August 6, 2026	By:	/s/ Owen Kratz
Owen Kratz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Erik Staffeldt
Erik Staffeldt
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)