Form 10-Q
period 2026-09-30
HORNBECK OFFSHORE SERVICES, INC.
filed 2026-11-09
CIK 866829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32936

 HORNBECK OFFSHORE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3409686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
103 Northpark Boulevard, Suite 300 Covington, Louisiana	70433
(Address of principal executive offices)	(Zip Code)
(985) 727-2000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HOS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of Common Stock as of November 6, 2026 is 221,971,035 shares (excluding shares issuable upon exercise of Jones Act Warrants).

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Glossary of Terms Commonly Used in Our SEC Filings
"active utilization" means, when referring to OSVs or MPSVs, the weighted-average rate that active vessels are utilized, or generating revenue, based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of inactive or stacked vessel days;
"Anti-Dilution Warrants" means the warrants that are issuable to holders of the Jones Act Warrants in the event that cash dividends are paid on the Company common stock, in order to preserve the economic value of the Jones Act Warrants;
"artificial intelligence (AI)" means an engineered system that analyzes large data sets to independently generate content, predictions, or decisions intended to achieve specific objectives and influence operations;
“ASC” means Financial Accounting Standards Board Accounting Standards Codification;
“ASU” means Accounting Standards Update issued by the Financial Accounting Standards Board;
“average dayrate” means average revenue per day based on the number of days during the period that the vessels, as applicable, generated revenue;
"average utilization" means, when referring to vessels, the weighted-average rate that such vessels are utilized, or generating revenue, based on a 365-day year;
"cabotage laws" means laws pertaining to the privilege of operating indigenous-flagged vessels engaged in domestic coastwise trade in the navigable waters of a nation (e.g. the Jones Act in the United States);
"Closing Date" means September 1, 2026, the closing date of the Merger;
“coastwise trade” means, with respect to the United States, the transportation of merchandise or passengers by water, or by land and water, between points in the United States, either directly or via a foreign port within the meaning of 46 U.S.C. Chapter 551 and any successor statutes thereto, as amended or supplemented from time to time;
"coiled tubing system" or "CT system" means a continuous length of steel tubing (CT), typically between 1” and 3.25” in diameter, wound onto a large reel together with an injector head, control console, power supply and well control stack. The CT is run inside a well’s production tubing primarily for debris cleanout, pumping fluids or fishing operations though there are numerous other applications;
“Company,” “Hornbeck,” “we,” “our” or “us” means Hornbeck Offshore Services, Inc., a Delaware corporation, and its subsidiaries;
"Creditor Warrants" means those certain warrants issued by the Company on September 4, 2020 pursuant to a warrant agreement of such date;
"C/SOV" means a multi-purpose support vessel that can be utilized in the offshore wind market, as either a CSOV or an SOV. A CSOV is a Commissioning Service Operation Vessel, typically serving during the commissioning and installation phases of an offshore wind farm, under contracts that are less than one year in duration. An SOV is a Service Operation Vessel, typically performing operations and maintenance services during the life of an offshore wind farm, under contracts that can be for multi-year terms;
"decommissioning" means the process of plugging and abandoning oil and gas wells and removing all associated infrastructure (pipelines, platforms, etc.). This is the final stage of oil and gas operations and typically occurs when all of the associated wells have reached the end of their useful production lives;
“deepwater” means offshore areas, generally 1,000’ to 5,000’ in depth;
“DP-1”, “DP-2” and “DP-3” mean various progressive classifications of dynamic positioning ("DP") systems on vessels to automatically maintain a vessel’s position and heading through anchor-less station-keeping;
“DWT” means deadweight tons;
“effective dayrate” means the average dayrate multiplied by the average utilization rate;
"Effective Time" means the effective time of the First Company Merger;
“First Company Merger” means the merger of Parent Sub with and into Legacy Hornbeck with Legacy Hornbeck surviving the First Company Merger as a wholly owned subsidiary of Legacy Helix, pursuant to and in accordance with the terms of the Merger Agreement;

“First Lien Revolving Credit Agreement” means that certain Credit Agreement dated as of August 13, 2024 (as amended by that certain First Amendment to Credit Agreement, dated as of December 27, 2024, by that certain Second Amendment to Credit Agreement, dated as of August 28, 2026, and by that certain First Incremental Facility Amendment, dated as of August 28, 2026 and effective as of September 1, 2026), originally entered into by and among Legacy Hornbeck, DNB Bank ASA, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent and collateral trustee, and the lenders party thereto, under which Hercules Sub became the borrower as successor to Legacy Hornbeck upon the closing of the Merger;
"First Lien Revolving Credit Facility" means our revolving credit facility established pursuant to the First Lien Revolving Credit Agreement;
“flotel” means on-vessel accommodations services, such as lodging, meals and office space;
"Gulf Island" means Gulf Island Shipyards, LLC;
"HADR" means humanitarian aid and disaster relief;
“Hercules Sub” means Hercules Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company;
“high-specification” or “high-spec” means, when referring to OSVs, vessels with cargo-carrying capacity of between 3,500 and 5,000 DWT (i.e., primarily 265 to 280 class OSV notations), and dynamic-positioning systems with a DP-2 classification or higher; for the avoidance of doubt, any MPSV is a high-spec vessel (other than MPSVs of greater than 5,000 DWT which are ultra high-spec Vessels);
"Hornbeck Brands" means various Hornbeck trade names and trademarks provided in the Fourth Amended and Restated Trade Name and Trademark License Agreement, which include “Hornbeck,” “Hornbeck Offshore,” “Hornbeck Offshore Services,” “HOS,” “HOSMAX,” “HOSS” and the Company's current horse head logos.
"Intervention Riser System (IRS)" means a subsea system that establishes a direct connection from a well intervention vessel, through a rigid riser, to a conventional or horizontal subsea tree in depths up to 10,000 feet. An IRS can be utilized for wireline intervention, production logging, CT operations, well stimulation, and full P&A operations, and provides well control in order to safely access the well bore for these activities;
"intervention system" means a subsea system that establishes a direct connection from a well intervention vessel to a subsea well in order to provide well control to safely access the well bore for well intervention activities. Intervention systems include Intervention Riser Systems (IRSs), Subsea Intervention Lubricators (SILs) and the Riserless Open-water Abandonment Module (ROAM);
"I-plough trencher" means a pre-lay plough spread with the capability to perform boulder clearance, pre-cut trenching and backfill services once the cable, umbilical or pipeline has been laid;
"IROV boulder grab" means a subsea grab tool with the capability to perform boulder clearance and debris removal;
“IRM” means inspection, repair and maintenance, also known as “IMR,” or inspection, maintenance and repair, depending on regional preference;
“Jones Act” means the U.S. citizenship and cabotage laws principally contained in 46 U.S.C. § 50501(a), (b) and (d) and 46 U.S.C. Chapters 121 and 551 and any successor statutes thereto;
“Jones Act-qualified” means, when referring to a vessel, a U.S.-flagged vessel qualified to engage in domestic coastwise trade under the Jones Act;
“Jones Act Warrant Agreement” means that certain Amended and Restated Jones Act Warrant Agreement, dated as of September 1, 2026, by and among Hercules Sub (as successor by merger to Legacy Hornbeck), the Company and Equiniti Trust Company, LLC, as warrant agent, pursuant to which the Jones Act Warrants are issued;
“Jones Act Warrants” means the Company’s warrants issued pursuant to the Jones Act Warrant Agreement;
"Latin America" means geographical areas of Mexico, Central America, South America and the Caribbean;
“Legacy Helix” means Helix Energy Solutions Group, Inc. prior to the completion of the Merger;
“Legacy Hornbeck” means Hornbeck Offshore Services, Inc., prior to the completion of the Merger;
"Merger" means the First Company Merger and the Second Company Merger, together;
"Merger Agreement" means that certain Agreement and Plan of Merger, dated April 22, 2026, by and among Legacy Helix, Parent Sub, Hercules Sub and Legacy Hornbeck;

“MPSV” means a multi-purpose support vessel, and we consider all of our MPSVs to be high-spec or ultra high-spec;
“OSV” means an offshore support vessel; also known as "PSV," or platform supply vessel, depending on regional preference;
“Parent Sub” means Odyssey Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Legacy Helix prior to the Merger;
"plug and abandonment (P&A)" means operations usually consisting of placing several cement plugs in the well bore to isolate the reservoir and other fluid-bearing formations when a well reaches the end of its lifetime;
"Remotely Operated Vehicle (ROV)" means a robotic vehicle used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations. ROV also includes ROVDrill, a seabed-based geotechnical investigation system deployed with an ROV system capable of taking cores from the seafloor in water depths up to 6,500 feet;
"Riserless Open-water Abandonment Module (ROAM)" means a subsea system designed to act as a barrier to the environment during upper abandonment operations and during production tubing removal in open water, when run as a complement to an IRS. ROAM provides the ability to capture contaminants or gas within the system and circulate them back to the safe handling systems on board the vessel, such that no well contaminants are released into the environment;
“SAT" means the Mexican tax authorities;
"SEC" means the Securities and Exchange Commission;
"Second Company Merger" means the merger of Legacy Hornbeck, as the surviving corporation in the First Company Merger, with and into Hercules Sub one minute after the Effective Time, with Hercules Sub surviving the Second Company Merger as a wholly owned subsidiary of Legacy Helix, pursuant to and in accordance with the terms of the Merger Agreement;
"Second Lien Term Loan Credit Agreement" means that certain Second Lien Term Loan Credit Agreement entered into on December 27, 2024, (as amended by that certain First Amendment to the Second Lien Term Loan Credit Agreement dated as of August 28, 2026), governing our Second Lien Term Loans due 2033;
“Second Lien Term Loans due 2033” means Hercules Sub’s outstanding term loans under the Second Lien Term Loan Credit Agreement;
"site clearance" means activities utilizing ROVs for the safe removal of obstructions, such as boulders, unexploded ordnance (UXOs) and debris, that would inhibit the construction of an offshore wind farm;
"stacked" means the discretionary deactivation of a vessel through the removal of the full operating crew and strategic withdrawal of such vessel from active commercial activity;
"Subsea Intervention Lubricator (SIL)" means a riserless subsea system designed to provide access to the well bore while providing well control safety for activities that do not require a riser conduit. A SIL can be utilized for wireline, logging, light perforating, zone isolation, plug setting and removal, and decommissioning, and it facilitates access to subsea wells from a vessel to provide safe, efficient and cost effective riserless well intervention and abandonment solutions;
"Surety" means Zurich American Insurance Company and Fidelity & Deposit Company of Maryland;
"trencher or trencher system" means a subsea robotics system capable of providing post-lay trenching, inspection, burial and maintenance of submarine cables, flowlines and umbilicals in water depths of 30 to 7,200 feet across a range of seabed and environmental conditions;
“ultra-deepwater” means offshore areas, generally more than 5,000’ in depth;
“ultra high-specification” or “ultra high-spec” means, when referring to OSVs, vessels with cargo-carrying capacity of greater than 5,000 DWT (i.e., 300 class OSV notations or higher), and dynamic-positioning systems with a DP-2 classification or higher; for the avoidance of doubt, any MPSV of greater than 5,000 DWT is an ultra high-spec vessel; and
"well intervention services" means activities related to well maintenance and production management and enhancement services. Our well intervention operations include the utilization of slickline and electric line services, pumping services, specialized tooling and CT services.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the "Quarterly Report") may contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Certain capitalized terms included herein are defined in the accompanying notes to the condensed consolidated financial statements, management's discussion and analysis, or the glossary of terms included in this Quarterly Report.
Forward-looking statements involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, including, but not limited to:
•risks related to potential litigation relating to the Merger, including the effects of any outcomes related thereto; the ability of the Company to retain and hire key personnel, to retain customers or maintain relationships with the Company’s suppliers and customers; the diversion of management’s time and attention from ordinary course of business operations to the integration of the businesses of Legacy Helix and Legacy Hornbeck and the ability to achieve the anticipated synergies and value-creation contemplated by the Merger; potential adverse reactions or changes to business relationships resulting from the completion of the Merger; legislative, regulatory and economic developments; and potential business uncertainty, including changes to existing business relationships, following the completion of the Merger that could affect the Company’s financial performance as well as unforeseen liabilities, future capital expenditures, revenue, expenses, earnings, losses, synergies, economic performance, indebtedness, financial condition, future prospects, business and management strategies, expansion and growth of the Company’s businesses;
•actions by customers, suppliers and partners;
•the impact of current and future laws and regulations by governments and regulatory authorities and how they will be interpreted or enforced, including related to alternative energy development, and fossil fuel exploration, production and decommissioning;
•changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production across our various markets;
•the inability to offset charter-hire for vessels that we in-charter with revenue from services we provide with such vessels;
•changes in market conditions and competitive dynamics in the offshore energy industry;
•demand for services;
•uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all;
•the impact of tariff regimes by the United States and other countries;
•unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or vessel management contracts, or failures to finalize commitments to charter or manage vessels;
•the performance of contracts by suppliers, customers and partners;
•the impact of our ability to secure and realize backlog, including any modification of our work or contracts by our customers;
•the ability to effectively bid, renew and perform our contracts, including the impact of equipment problems or failure;
•operating hazards and delays, which includes delays in delivery, chartering or customer acceptance of assets or terms of their acceptance;
•complexities of global political and economic developments;

•the impact of general economic conditions, including inflation, on economic activity and on the Company’s operations;
•geologic risks, and the general volatility of oil and natural gas prices and cyclicality of the oil and gas industry;
•the repeal, waiver, suspension or administrative weakening of the Jones Act or adverse changes in the interpretation of the Jones Act;
•the emergence of new cabotage restrictions that impact our ability to operate in other foreign jurisdictions;
•the effectiveness and timing of our vessel and/or system upgrades, regulatory certification and inspection as well as major maintenance items;
•industry over-supply resulting from reactivating currently-stacked vessels or from constructing new vessels;
•the inability to accurately predict vessel utilization levels and dayrates;
•the effect of adverse weather conditions and/or other risks associated with marine operations;
•vessel accidents, pollution incidents or other events resulting in lost revenue, fines, penalties or other expenses that are unrecoverable from insurance policies or other third parties;
•changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets;
•the results of corporate initiatives such as alliances, investments, partnerships, joint ventures, mergers, acquisitions, divestitures and restructurings, and any amounts payable in connection therewith, or the determination not to pursue or effect such initiatives;
•inflation, interest rate, foreign exchange and macroeconomic volatility;
•the effects of our indebtedness, our ability to comply with debt covenants and our ability to reduce capital commitments;
•the impact of our stock price on our financing activities;
•adverse outcomes in pending or future legal or administrative proceedings, and any unexpected litigation and insurance expenses;
•supply-chain constraints and availability and cost of equipment, vessels and labor;
•health, safety, environmental and other regulations and compliance costs;
•the effectiveness of our risk management activities and processes, including with respect to cybersecurity risks and disclosures;
•risks associated with foreign operations, such as non-compliance with, the unanticipated effect of, or unexpected assessments/enforcement actions taken in connection with, tax laws, customs laws, immigration laws, importation laws or other legislation that result in higher than anticipated tax rates or other costs, especially in higher political risk countries where we operate;
•political risks in countries outside of the United States, including unlawful detentions, arrests, confiscation or nationalization of our vessels;
•the potential effects of regional tensions that have escalated or may escalate, including into conflicts or wars, and their impact on the global economy, the oil and gas market, our operations, international trade, or our ability to do business with certain parties or in certain regions, and any governmental sanctions resulting therefrom;
•lower than planned utilization or dayrates for services utilizing in-chartered vessels;
•delays or cost over-runs for vessels under construction and/or vessels undergoing planned conversions or modifications;
•unplanned downtime for vessels and systems;
•other financial, operational and legal risks and uncertainties described from time to time in the Company’s filings with the SEC; and

•such other factors as discussed in "Item 1A. Risk Factors" in Legacy Helix's Annual Report on Form 10-K for the year ended December 31, 2025, Quarterly Report on Form 10-Q for the period ended March 31, 2026 and Quarterly Report on Form 10-Q for the period ended June 30, 2026, and under the heading "Risk Factors" in the Registration Statement on Form S-4 (File No. 333-296508) filed with the SEC on June 4, 2026, as amended on July 13, 2026 and on July 30, 2026 (the "Form S-4"), and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the SEC.
All forward-looking statements in this Quarterly Report are made as of the date on its cover page. Except as may be required by applicable law, we undertake no obligation to publicly update any forward-looking statement whether as a result of new information, future developments or otherwise.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Explanatory Note Concerning Effect of Accounting Acquirer
On September 1, 2026, pursuant to and in accordance with the terms of the Merger Agreement, (i) Legacy Helix converted from a Minnesota corporation to a Delaware corporation; (ii) following such conversion, Parent Sub merged with and into Legacy Hornbeck, with Legacy Hornbeck surviving the First Company Merger as a wholly owned subsidiary of Legacy Helix; and (iii) one minute after the Effective Time, Legacy Hornbeck merged with and into Hercules Sub, with Hercules Sub surviving the Second Company Merger as a wholly owned subsidiary of Legacy Helix. The foregoing transactions are collectively referred to herein as "the Merger." Following the Merger, Legacy Helix was renamed “Hornbeck Offshore Services, Inc.” The Company's common stock remains listed on the New York Stock Exchange, and its ticker symbol was changed from "HLX" to "HOS."
As a result of the Merger being accounted for as a reverse acquisition in accordance with U.S. GAAP, whereby Legacy Hornbeck was determined to be the accounting acquirer, the historical results presented in the condensed consolidated financial statements included in this Quarterly Report reflect the historical results of Legacy Hornbeck for all periods prior to the Merger and the results of the combined Company only for periods subsequent to the Closing Date. Accordingly, the results of Legacy Helix are included in the condensed consolidated financial statements only for the period from the Closing Date through September 30, 2026. The historical results and financial position of Legacy Helix prior to the Merger are not reflected in the condensed consolidated financial statements included in this Quarterly Report. As a result, the historical results presented herein do not reflect the results of the combined Company on a pro forma basis and are not necessarily indicative of the results that may be expected in future periods. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report for further discussion of the accounting for the Merger as a business combination and reverse acquisition pursuant to ASC 805, Business Combinations.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$471,551	$54,167
Accounts receivable, net	439,532	164,695
Prepaid expenses	27,211	4,941
Other current assets	107,012	33,206
Total current assets	1,045,306	257,009
Property, plant and equipment, net	1,974,779	754,135
Intangible assets, net	222,527	—
Goodwill	32,483	—
Deferred recertification costs, net	112,840	92,591
Operating lease right-of-use assets	303,659	17,802
Finance lease right-of-use assets	7,824	10,516
Other assets	7,492	20,734
Total assets	$3,706,910	$1,152,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$245,935	$58,251
Accrued payroll and benefits	75,897	24,429
Current maturities of long-term debt, net	40,429	30,259
Operating lease liabilities	71,989	3,532
Finance lease liabilities	4,855	4,809
Other current liabilities	82,402	20,989
Total current liabilities	521,507	142,269
Long-term debt, net	695,730	410,352
Operating lease liabilities	234,607	17,245
Finance lease liabilities	3,669	6,195
Deferred tax liabilities	150,555	—
Other long-term liabilities	78,280	8,364
Total long-term liabilities	1,162,841	442,156
Total liabilities	1,684,348	584,425
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock: $0.00001 par value; 400,000 and 513,584 shares authorized; 221,971 and 53,744 shares issued and outstanding, respectively	2	—
Additional paid-in capital	1,782,339	259,166
Retained earnings	255,883	311,337
Accumulated other comprehensive loss	(15,662)	(2,141)
Total stockholders' equity	2,022,562	568,362
Total liabilities and stockholders' equity	$3,706,910	$1,152,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue:
Vessel revenue	$271,159	$186,445	$602,552	$507,582
Non-vessel revenue	22,182	12,671	46,764	37,963
Total revenue	293,341	199,116	649,316	545,545
Costs and expenses:
Operating expense	165,774	93,437	355,716	280,669
Depreciation expense	20,222	10,026	44,478	30,016
Amortization expense	19,197	11,244	47,304	30,209
General and administrative expense	27,492	22,259	65,722	57,274
Stock-based compensation expense	43,368	1,737	47,618	5,190
Merger and integration costs	78,980	—	91,425	—
Total cost and expenses	355,033	138,703	652,263	403,358
Gain on sale of assets	1,944	143	3,586	13,022
Operating income (loss)	(59,748)	60,556	639	155,209
Other income (expense):
Loss on early extinguishment of debt	—	—	—	(67)
Terminated offering costs	(177)	—	(3,794)	—
Foreign currency loss	(855)	(219)	(562)	(148)
Interest expense	(17,423)	(7,665)	(35,856)	(23,594)
Interest income	4,328	1,357	6,224	3,702
Other income	426	—	494	—
Other expense, net	(13,701)	(6,527)	(33,494)	(20,107)
Income (loss) before income taxes	(73,449)	54,029	(32,855)	135,102
Income tax expense	12,240	2,103	22,596	8,443
Net income (loss)	$(85,689)	$51,926	$(55,451)	$126,659
Basic earnings (loss) per common share	$(0.40)	$0.32	$(0.31)	$0.77
Diluted earnings (loss) per common share	$(0.40)	$0.28	$(0.31)	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income (loss)	$(85,689)	$51,926	$(55,451)	$126,659
Other comprehensive income (loss):
Foreign currency translation income (loss), net	(16,026)	1,465	(13,521)	6,679
Total comprehensive income (loss)	$(101,715)	$53,391	$(68,972)	$133,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	(Unaudited)
	Total Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Common Shares	Warrants
Balance at January 1, 2026	53,744	114,926	$—	$259,166	$311,337	$(2,141)	$568,362
Issuance of common stock	18,207	—	—	—	—	—	—
Conversion of Creditor Warrants to common stock	11,289	(11,289)	—	—	—	—	—
Equity recognized from Merger, net of cash-settled awards	147,382	—	2	1,561,858	—	—	1,561,860
Stock-based compensation expense, share-settled	—	—	—	23,841	—	—	23,841
Shares withheld for withholding taxes	(8,651)	—	—	(62,526)	—	—	(62,526)
Common stock, Jones Act Warrants, and Creditor Warrants repurchased	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(55,451)	—	(55,451)
Foreign currency translation loss, net	—	—	—	—	—	(13,521)	(13,521)
Balance at September 30, 2026	221,971	103,637	$2	$1,782,339	$255,883	$(15,662)	$2,022,562

Balance at July 1, 2026	54,141	114,926	$—	$262,227	$341,572	$364	$604,163
Issuance of common stock	17,810	—	—	—	—	—	—
Conversion of Creditor Warrants to common stock	11,289	(11,289)	—	—	—	—	—
Equity recognized from Merger, net of cash-settled awards	147,382	—	2	1,561,858	—	—	1,561,860
Stock-based compensation expense, share-settled	—	—	—	19,781	—	—	19,781
Shares withheld for withholding taxes	(8,651)	—	—	(61,527)	—	—	(61,527)
Net loss	—	—	—	—	(85,689)	—	(85,689)
Foreign currency translation loss, net	—	—	—	—	—	(16,026)	(16,026)
Balance at September 30, 2026	221,971	103,637	$2	$1,782,339	$255,883	$(15,662)	$2,022,562

	(Unaudited)
	Total Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Common Shares	Warrants
Balance at January 1, 2025	55,128	119,349	$—	$264,869	$176,761	$(7,488)	$434,142
Issuance of common stock	534	—	—	—	—	—	—
Stock-based compensation expense, share-settled	—	—	—	4,886	—	—	4,886
Shares withheld for withholding taxes	—	—	—	(1,397)	—	—	(1,397)
Net income	—	—	—	—	126,659	—	126,659
Foreign currency translation income, net	—	—	—	—	—	6,679	6,679
Balance at September 30, 2025	55,662	119,349	$—	$268,358	$303,420	$(809)	$570,969

Balance at July 1, 2025	55,662	119,349	$—	$266,621	$251,494	$(2,274)	$515,841
Issuance of common stock	—	—	—	—	—	—	—
Stock-based compensation expense, share-settled	—	—	—	1,737	—	—	1,737
Net income	—	—	—	—	51,926	—	51,926
Foreign currency translation income, net	—	—	—	—	—	1,465	1,465
Balance at September 30, 2025	55,662	119,349	$—	$268,358	$303,420	$(809)	$570,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,451)	$126,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion expense	92,092	60,225
Stock-based compensation expense	47,618	5,190
Loss on early extinguishment of debt	—	67
Provision for (reversal of) credit losses	(646)	2,505
Deferred tax expense	6,896	2,355
Amortization of deferred financing costs and debt premium or discount	1,130	1,382
Amortization of deferred contract-specific costs of sales	95	1,951
Gain on sale of assets	(3,586)	(13,022)
Changes in operating assets and liabilities:
Accounts receivable	(42,356)	(22,492)
Deferred recertification costs	(57,408)	(47,853)
Other current and long-term assets	2,345	(10,125)
Accounts payable	11,279	(10,084)
Accrued interest	(12,471)	2,878
Accrued liabilities and other liabilities	(2,331)	(2,669)
Return on investment in unconsolidated subsidiary	(2,000)	—
Net cash provided by (used in) operating activities	(14,794)	96,967
CASH FLOWS FROM INVESTING ACTIVITIES:
Maintenance capital improvements	(16,474)	(15,370)
Growth capital expenditures	(40,996)	(34,771)
Commercial capital expenditures	(20,056)	(33,789)
Non-vessel capital expenditures	(633)	(7,461)
Acquisition of brand license rights	(17,400)	—
Net proceeds from sale of assets	4,142	13,234
Net cash acquired in Merger	651,603	—
Net cash provided by (used in) investing activities	560,186	(78,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Second Lien Term Loans due 2033	(22,715)	(1,674)
Prepayment fee on Second Lien Term Loans due 2033	—	(67)
Proceeds from first lien revolving credit facility	25,000	—
Repayment of first lien revolving credit facility	(25,000)	—
Deferred financing costs	(351)	(209)
Cash settlement of share-based awards	(37,291)	—
Cash paid for withholding taxes on net share settlements	(62,526)	(1,397)
Principal payments under finance lease obligations	(2,919)	(570)
Other cash flows from financing activities	(21)	(111)
Net cash used in financing activities	(125,823)	(4,028)
Effects of foreign currency exchange rate changes on cash	(610)	1,407
Net increase in cash and cash equivalents	418,959	16,189
Cash, cash equivalents and restricted cash at beginning of period	54,167	81,568
Cash, cash equivalents and restricted cash at end of period	$473,126	$97,757
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Cash paid for interest	$46,957	$29,191
Cash paid for income taxes, net of refunds	$13,455	$14,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORNBECK OFFSHORE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 1. Organization and Business
Hornbeck Offshore Services, Inc. (referred to as "Hornbeck," the "Company," "we," "us," or "our"), a Delaware corporation, is a premier offshore marine services company, combining world-class vessels, subsea robotics, emerging technologies, engineering expertise and offshore execution capabilities into a single integrated platform supporting major and independent oil and gas companies, oilfield service companies, renewable energy developers, the U.S. military, and offshore engineering, procurement, construction and installation contractors. We operate our core business through three reportable segments: (i) Marine Transportation & Specialty, (ii) Subsea Services, and (iii) Well Intervention. We help customers solve complex offshore challenges and deliver comprehensive, integrated solutions to a diversified range of deepwater and ultra-deepwater operations around the world, primarily in the Gulf of America, Latin America, the North Sea, West Africa and Asia Pacific. In addition to our core business, we hold interests in certain mature oil and gas properties in the Gulf of America, where we manage the remaining production and associated plugging, abandonment and subsea infrastructure decommissioning obligations.
 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
On September 1, 2026, pursuant to and in accordance with the terms of the Merger Agreement, (i) Legacy Helix converted from a Minnesota corporation to a Delaware corporation; (ii) following such conversion, Parent Sub merged with and into Legacy Hornbeck, with Legacy Hornbeck surviving the First Company Merger as a wholly owned subsidiary of Legacy Helix; and (iii) one minute after the Effective Time, Legacy Hornbeck merged with and into Hercules Sub, with Hercules Sub surviving the Second Company Merger as a wholly owned subsidiary of Legacy Helix. The foregoing transactions are collectively referred to herein as "the Merger." Following the Merger, Legacy Helix was renamed “Hornbeck Offshore Services, Inc.” The Company's common stock remains listed on the New York Stock Exchange, and its ticker symbol was changed from "HLX" to "HOS." Unless otherwise indicated, references herein to "Legacy Helix" and "Legacy Hornbeck" are to Helix Energy Solutions Group, Inc. and Hornbeck Offshore Services, Inc., respectively, prior to the completion of the Merger.
Upon consummation of the Merger, each issued and outstanding share of common stock of Legacy Hornbeck was converted into the right to receive 10.27167 shares (the "exchange ratio") of common stock of the Company, par value $0.00001 per share ("Company common stock"), and each outstanding Legacy Hornbeck Creditor Warrant was converted into 7.556 shares of Company common stock, in each case with cash paid in lieu of fractional shares pursuant to the Merger Agreement. Additionally, the Company assumed Legacy Hornbeck's outstanding Jones Act Warrants and each warrant became exercisable into 10.27167 shares of Company common stock at an exercise price of $0.00001 per share, subject to the U.S. citizen determination procedures.
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity of Legacy Hornbeck for all periods prior to the Merger and of the combined Company for periods subsequent to the Closing Date. See Note 3 for further discussion of the accounting for the Merger as a business combination and reverse acquisition pursuant to ASC 805, Business Combinations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Legacy Hornbeck included in the Company's Form 8-K filed with the SEC on September 1, 2026, as well as the Annual Report on Form 10-K of Legacy Helix for the year ended December 31, 2025.
In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, comprehensive income, cash flows and changes in stockholders' equity for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Interim operating results are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Hornbeck Offshore Services, Inc. and its subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions are used in, among other areas, the determination of revenue recognition, business combination accounting, goodwill and intangible asset valuations, income taxes and contingencies. Actual results could differ materially from such estimates.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements and other significant matters
Standards that have been adopted:
ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
This standard revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. ASU No. 2025-03 must be applied prospectively. Early adoption is permitted.
		July 1, 2026	The Company early adopted ASU No. 2025-03 on July 1, 2026. The adoption had no material impact on its consolidated financial statements.
Standards that have not been adopted:
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This standard improves the disclosures about an entity's expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU No. 2024-03 may be applied prospectively or retrospectively. Early adoption is permitted.	Effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	The Company will adopt the annual reporting requirements of ASU No. 2024-03 on January 1, 2027 and the interim disclosure requirements on January 1, 2028 and elect to apply the standard prospectively. The Company does not believe that the implementation of this guidance will have a material impact on its consolidated financial statements.
 3. Mergers and Acquisitions
The Merger has been accounted for as a business combination and a reverse acquisition pursuant to ASC 805, Business Combinations, where Legacy Hornbeck, the legal acquiree, is determined to be the accounting acquirer of Legacy Helix based upon an evaluation of the following primary factors:
•Legacy Helix and Legacy Hornbeck security holders own approximately 45% and 55% of the Company, respectively, on a fully diluted basis.

•The Ares Investor Group, the largest pre-combination stockholder of Legacy Hornbeck, holds the largest minority voting interest of approximately 12% after the Closing Date, whereas Legacy Helix’s pre-combination ownership was broadly dispersed among its stockholders.
•The Company’s board of directors consists of seven directors, four of whom were designated by Legacy Hornbeck, including the Chief Executive Officer and President of the Company, and three of whom were designated by Legacy Helix.
•Legacy Hornbeck’s senior management team comprises the majority of the senior management of the Company; and
•The Company operates under the name Hornbeck Offshore Services, Inc., and the ticker symbol of the Company was changed from "HLX" to “HOS.”
Preliminary Purchase Price Consideration
The stock price of Legacy Helix, the accounting acquiree, was used to measure the consideration transferred in the reverse acquisition, as Legacy Helix’s stock price was a more reliable measure than the value of the equity interest of the accounting acquirer, Legacy Hornbeck, as a privately held entity. The following table presents the calculation of preliminary purchase price consideration (in thousands, except stock price):

Legacy Helix shares issued and outstanding as of the Closing Date	147,382
Remove Legacy Helix director restricted stock shares (1)	(127)
Legacy Helix shares issued and outstanding	147,255
Legacy Helix stock price on the Closing Date	$10.60
Total share consideration (2)	$1,560,906
Acquisition date fair value attributable to:

Legacy Helix performance share units (3)	$10,210
Legacy Helix restricted stock units (3)	3,515
Legacy Helix director restricted stock awards	954
Total share based award consideration (4)	14,679
Total preliminary purchase price consideration	$1,575,585

(1) Represents restricted shares included in Legacy Helix basic shares outstanding, but unissued prior to the Closing Date.
(2) Amounts presented may not recalculate due to rounding of shares and consideration.
(3) These stock-based compensation awards totaling $13,725 vested as a result of the Merger and were settled in cash on the Closing Date. Accordingly, such amounts are not included in equity recognized from the Merger as reflected on the condensed consolidated statements of changes in stockholders' equity for the three and nine months ended September 30, 2026.
(4) Amounts presented for outstanding Legacy Helix share based awards relate to the value assigned to pre-combination services based on the Legacy Helix stock price prior to the Closing Date.
Preliminary Purchase Price Allocation
In accordance with the acquisition method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the Closing Date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the acquisition, and until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation.
We considered the income, cost, and market approaches in valuing the assets acquired and liabilities assumed. Fair values for property, plant and equipment, primarily consisting of vessels, were estimated using a combination of the cost and income approaches. The assumed MARAD Title XI vessel financing arrangement ("MARAD Debt") and Senior Notes due 2029 were valued using market-based yields. Goodwill of $32.5 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill is assigned to our Subsea Services reportable segment as of September 30, 2026. The goodwill is not deductible for income tax purposes.

The following table presents the preliminary allocation of the purchase price consideration (in thousands):

Estimated Fair Value
Cash and cash equivalents	$651,603
Accounts receivable, net	233,000
Prepaid expenses	20,545
Other current assets	40,987
Property, plant and equipment, net	1,193,517
Operating lease right-of-use assets	293,312
Intangible assets	207,000
Other assets	29,300
Total assets acquired	2,669,264
Accounts payable	165,282
Income tax payable	2,327
Accrued payroll and benefits	47,204
Current maturities of long-term debt, net	4,995
Operating lease liabilities	68,118
Other current liabilities	44,842
Long-term debt, net	312,728
Operating lease liabilities	225,194
Deferred tax liabilities	159,606
Other long-term liabilities	95,866
Total liabilities assumed	1,126,162
Net assets acquired	1,543,102
Goodwill	32,483
Total preliminary purchase price allocation	$1,575,585
The preliminary allocation of $207.0 million for intangible assets includes: (i) $80.0 million for contractual relationships with a weighted average amortization period of 15 years; (ii) $73.5 million for customer relationships with an amortization period of 10 years; (iii) $40.0 million for developed technology and know-how with an amortization period of 10 years; and (iv) $13.5 million for backlog with an amortization period of approximately three years.
Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Closing Date, as certain information necessary to complete the purchase price allocation is not yet finalized, including but not limited to, the final valuation of assets acquired and liabilities assumed, working capital adjustments, and valuation of deferred taxes. Management is also evaluating certain assumptions of assets acquired and liabilities assumed and may adjust the allocation in subsequent periods. The final valuation will be completed no later than one year from the Closing Date.
For the three months ended September 30, 2026, the Company incurred $110.9 million of transaction costs in connection with the Merger, comprised of $70.3 million of direct deal-related expenses and $40.6 million of stock-based compensation costs, respectively. For the nine months ended September 30, 2026, the Company incurred $123.3 million of transaction costs in connection with the Merger, comprised of $82.7 million of direct deal-related expenses and $40.6 million of stock-based compensation costs, respectively. These costs were expensed as incurred and are included in merger and integration costs and stock-based compensation expense in the condensed consolidated statements of operations. Excluded from these amounts is the stock-based compensation expense related to the vested equity awards for the legacy companies that was previously recognized in historical periods prior to the Merger.

Revenue and Earnings
From the Closing Date through September 30, 2026, Legacy Helix recognized $106.7 million and $20.7 million of revenue and net loss, which are net of intercompany transactions and included in the Company’s condensed consolidated statements of operations.
Unaudited Supplemental Pro Forma Financial Information
The unaudited supplemental pro forma information (in thousands) presented below has been prepared as if the Merger had occurred on January 1, 2025. The pro forma summary uses estimates and assumptions based on information available at the time of the filing. The Company believes the estimates and assumptions to be reasonable. However, the unaudited pro forma information is not necessarily indicative of what the Company’s results would have been had the Merger been completed as of the beginning of the periods as indicated, or of future results.

	Pro Forma		Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$503,074	$501,434	$1,429,341	$1,360,703
Net income	25,888	85,664	92,622	80,977
Pro forma information includes, among others: (i) changes in depreciation and amortization resulting from the fair value measurement of property, plant and equipment, net and other intangible assets and the write-off of certain balances; (ii) accounting policy alignment; (iii) non-recurring acquisition-related costs, including transaction and employee-related costs that were incurred directly in connection with the Merger, reflected as if incurred in the earliest period presented; and (iv) the tax-related effects as though the Merger had occurred on January 1, 2025.
   4. Revenue from Contracts with Customers
The core services that are provided by the Company typically represent a single performance obligation under its contracts that are satisfied at a point in time or over time. Revenue is earned primarily by (i) chartering the Company's vessels, including the operation of such vessels and the use of vessel equipment, such as cranes, gangways, ROVs, trenching units, and well-intervention equipment, and (ii) non-vessel services, such as renting ROVs or other subsea equipment to third parties, providing third-party vessel crewing and management services, and providing shore-based port facility services. The services generating these revenue streams are provided to customers based on contracts that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The Company's vessel revenue and non-vessel revenue are recognized either at a point in time or over the passage of time when the customer has received or is receiving the benefit from the applicable service. Revenue is recognized when the performance obligations are satisfied in accordance with contractual terms and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the services rendered or rentals provided. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Invoices are typically billed to customers on a monthly basis, and payment terms on customer invoices typically range from 30 to 60 days.
A performance obligation under contracts with the Company's customers to render services is the unit of account under ASC 606, Revenue from Contracts with Customers. The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the service rendered on its own or with other resources that are readily available to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Disaggregation of Revenue
The following table presents revenue disaggregated by business segment and geographic area (in thousands):

	Well Intervention	Subsea Services	Marine Transportation & Specialty	Other	Total Revenue
Three Months Ended September 30, 2026
United States	$21,592	$20,424	$107,921	$3,506	$153,443
Brazil	19,808	—	25,497	—	45,305
United Kingdom	15,924	11,173	—	—	27,097
Mexico	—	7,828	12,814	—	20,642
West Africa	20,676	—	—	—	20,676
Trinidad and Tobago	—	7,558	470	—	8,028
Colombia	—	—	6,773	—	6,773
Other foreign countries	—	11,377	—	—	11,377
Total	$78,000	$58,360	$153,475	$3,506	$293,341

Nine Months Ended September 30, 2026
United States	$21,592	$61,005	$315,083	$3,506	$401,186
Brazil	19,808	—	75,598	—	95,406
United Kingdom	15,924	11,173	—	—	27,097
Mexico	—	23,003	34,402	—	57,405
West Africa	20,676	—	—	—	20,676
Trinidad and Tobago	—	8,893	485	—	9,378
Colombia	—	—	23,161	—	23,161
Other foreign countries	—	11,377	3,630	—	15,007
Total	$78,000	$115,451	$452,359	$3,506	$649,316

Three Months Ended September 30, 2025
United States	$—	$32,218	$113,068	$—	$145,286
Brazil	—	—	27,202	—	27,202
United Kingdom	—	—	—	—	—
Mexico	—	7,645	1,614	—	9,259
West Africa	—	—	—	—	—
Trinidad and Tobago	—	—	119	—	119
Colombia	—	—	8,780	—	8,780
Other foreign countries	—	—	8,470		8,470
Total	$—	$39,863	$159,253	$—	$199,116

Nine Months Ended September 30, 2025
United States	$—	$78,866	$304,703	$—	$383,569
Brazil	—	—	89,572	—	89,572
United Kingdom	—	—	—	—	—
Mexico	—	22,532	2,724	—	25,256
West Africa	—	—	—	—	—
Trinidad and Tobago	—	—	316	—	316
Colombia	—	—	26,463	—	26,463
Other foreign countries	—	—	20,369	—	20,369
Total	$—	$101,398	$444,147	$—	$545,545

Major Customers
Revenue from the following customers represented 10% or more of consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	n/a (1)	16%	12%	16%
Customer B	12%	13%	11%	16%
Customer C	n/a (1)	11%	n/a (1)	n/a (1)

(1) Customer represented less than 10% of consolidated revenue in such period.
Contract Balances
Contract assets generally consist of revenue recognized in excess of the amount billed to the customer for lump sum contracts and lump sum demobilization fees recognized ratably over the contract term but invoiced upon completion of related activities. Contract liabilities generally consist of amounts billed to or advance payments received from customers, including upfront mobilization fees allocated to a single performance obligation and recognized ratably over the contract term, and amounts billed to customers in excess of revenue recognized for lump sum contracts. The Company reports the net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period.
Net contract assets were $16.5 million as of September 30, 2026 and $0.0 million as of December 31, 2025 and are reflected in “Other current assets” on the condensed consolidated balance sheets. The increase in net contract assets was primarily attributable to the contract assets acquired as a result of the Merger. The Company had no credit losses on its contract assets for the three and nine months ended September 30, 2026.
Net contract liabilities totaled $8.3 million as of September 30, 2026 and $3.9 million as of December 31, 2025 and are reflected as "Deferred contract revenue," a component of “Other current liabilities” on the condensed consolidated balance sheets. The increase was primarily attributable to the contract liabilities assumed as a result of the Merger. Revenue recognized for the three and nine months ended September 30, 2026 included $2.7 million and $3.9 million, respectively, that were included in the contract liability balance at the beginning of each period. Revenue recognized for the three and nine months ended September 30, 2025 included $10.9 million and $5.9 million, respectively, that were included in the contract liability balance at the beginning of each period.
Performance Obligations
As of September 30, 2026, the Company had certain remaining performance obligations representing contracted revenue for which work had not been performed and revenue was expected to be recognized in the future. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations totaled $1.9 billion, of which $333.2 million is expected to be fully recognized in 2026, $792.8 million in 2027, and $741.3 million in years beyond 2027. These amounts include fixed consideration and estimated variable consideration for both wholly and partially unsatisfied performance obligations, including mobilization and demobilization fees. These amounts are derived from the specific terms of the Company's contracts, and the expected timing of future revenue recognition is based on the estimated start date and duration of each contract according to the information known at September 30, 2026.
 5. Stock-Based Compensation
Under the Company's active incentive compensation plans, up to 26.7 million shares of Company common stock are authorized for issuance. As of September 30, 2026, there were 14.6 million shares issued or redeemed, 5.9 million shares reserved for issuance related to granted awards and 6.2 million shares available for future grants to eligible individuals under the Company's active incentive compensation plans.
As a result of the Merger, all awards outstanding on the Closing Date vested, and the Company recorded $40.6 million of accelerated stock-based compensation expense for each of the three and nine months ended September 30, 2026. Of that amount, $22.9 million was settled in cash and the remainder was settled in Company common stock.
In September 2026, the Company issued 2.6 million restricted stock units, 1.0 million performance-based stock units and 1.6 million stock options pursuant to the Company's active incentive compensation plans, and recorded $1.3 million of associated stock-based compensation expense for each of the three and nine months ended September 30, 2026.

  6. Income Taxes
For the three and nine months ended September 30, 2026, the Company's effective income tax rate was (16.7)% and (68.8)%, respectively. The effective rate for the current period was impacted by discrete items associated with merger-related transaction costs and compensation expense of $119.6 million and $132.0 million for the three and nine months ended September 30, 2026, respectively. Additionally, the mix of U.S. and foreign earnings further contributed to the effective rate varying significantly from the U.S. federal statutory income tax rate for the current period. For the three and nine months ended September 30, 2025, the Company's effective income tax rate was 3.9% and 6.2%, respectively.
Tax Audits
The Company is no longer subject to tax audits being initiated by U.S. federal, state, local or foreign taxing authorities for years prior to 2020. The Company has ongoing examinations by various foreign tax authorities of income tax returns for earlier periods for Legacy Helix and Legacy Hornbeck, but does not believe that the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
Mexico Tax Audits
The Company is subject to audit by various Mexican statutory bodies, including the Mexican tax authorities, or SAT. In recent years, SAT has initiated several audits of the Company's Mexican subsidiaries for tax years between 2015 and 2021. Through these audits, SAT has asserted highly aggressive positions, including the disallowance of a significant portion of the Company's deductible expenses and the retroactive application of a change in Mexican tax law to tax periods prior to the effective date of such change. As a result, the Company has been engaged in various stages of appeal, including non-binding mediation and mutual agreement procedures with assistance from the U.S. Internal Revenue Service. In September 2026, the Company completed mediation proceedings related to a Mexican subsidiary's 2019 tax return and paid a settlement in compromise totaling $2.2 million.
As of September 30, 2026, the Company had accrued a liability totaling $11.0 million for potential losses from additional taxes, interest and penalties resulting from the unsettled SAT audit assessments based upon estimates developed in collaboration with its Mexican tax and legal advisors for the ongoing audits and appeals. The Company believes it has properly applied the applicable tax laws for all periods audited by SAT and has reasonably supported its positions.
The Company does not believe that the final outcome of these tax assessments, appeals process and other ongoing tax audits will have a material adverse effect on the Company’s financial position or results of operations. Final resolution of these matters may require several years, and the Company believes it is remote that any developments in the next 12 months would adversely affect its positions or have a material impact on the Company's results. While the Company is confident in a favorable resolution, an unexpected adverse final outcome in any of the pending appeals could have a material impact on the Company's financial position and operating results. The Company will continue to update its estimates related to these pending proceedings as new information warrants.
  7. Earnings Per Share
Basic earnings per common share was calculated by dividing net income by the weighted-average number of common shares and Jones Act Warrants outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted-average number of common shares and Jones Act Warrants outstanding during the period plus the effect of dilutive Creditor Warrants, stock options, restricted stock unit awards and performance-based stock unit awards. Weighted-average number of common shares outstanding was calculated by using the sum of the shares and Jones Act Warrants determined on a daily basis divided by the number of days in the period.
In connection with the Merger completed on September 1, 2026, each issued and outstanding share of Legacy Hornbeck common stock was converted into Company common stock at an exchange ratio of 10.27167, and each outstanding Legacy Hornbeck Creditor Warrant was converted into 7.556 shares of Company common stock, in each case with cash paid in lieu of fractional shares pursuant to the Merger Agreement. Additionally, the Company assumed Legacy Hornbeck's issued and outstanding Jones Act Warrants and each warrant became exercisable into 10.27167 shares of Company common stock at an exercise price of $0.00001 per share, subject to the U.S. citizen determination procedures. Accordingly, the weighted-average number of common shares and Jones Act Warrants outstanding for periods prior to the Merger has been retrospectively adjusted to reflect the exchange ratio.

The table below reconciles the Company’s earnings (loss) per share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(85,689)	$51,926	$(55,451)	$126,659
Weighted-average number of shares of common stock outstanding (1) (2)	213,236	164,542	177,090	164,368
Add: Net effect of dilutive stock options, restricted stock units, and Creditor Warrants (3) (4) (5) (6)	—	19,856	—	19,796
Weighted-average number of dilutive shares of common stock outstanding	213,236	184,398	177,090	184,164
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.40)	$0.32	$(0.31)	$0.77
Diluted earnings (loss) per common share	$(0.40)	$0.28	$(0.31)	$0.69

(1)The Company included 103,637 and 103,637 Jones Act Warrants in the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2026, respectively, and 107,790 and 107,790 Jones Act Warrants in the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively, which represents the weighted-average number of Jones Act Warrants existing at each period-end.
(2)Includes 1,082 and 1,082 fully vested restricted stock units that were settled upon close of the Merger for the three and nine months ended September 30, 2025, respectively. No such awards remained outstanding as of September 30, 2026.
(3)For the three and nine months ended September 30, 2026, potentially dilutive securities were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive due to the Company's net loss position. There were 5,393 shares that otherwise would have been included in the diluted per share calculations assuming the Company had earnings.
(4)Includes 1,620 and 1,493 previously unvested restricted stock units and 6,357 and 6,357 contingently-exercisable, vested restricted stock units in the weighted-average calculation for the three and nine months ended September 30, 2025. Both of these vested and were settled as a result of the Merger.
(5)Includes 4,845 and 4,846 dilutive previously unvested stock options in the weighted-average calculation for the three and nine months ended September 30, 2025, respectively. Dilutive unvested stock options issued by the Company are expected to fluctuate from quarter to quarter depending on the Company’s performance compared to a predetermined set of performance criteria. These stock options vested and settled as a result of the Merger, excluding 195 that vested but were not exercised.
(6)Includes 7,034 and 7,100 of in-the-money Creditor Warrants in the weighted-average calculation for the three and nine months ended September 30, 2025, respectively. All outstanding Creditor Warrants were converted to Company common stock on the Closing Date at an exchange ratio of 7.556, with cash paid in lieu of any fractional shares, pursuant to the Merger Agreement.
  8. Allowance for Credit Losses
The Company's customers are primarily major and independent, domestic and international, oil and oilfield service companies, as well as national oil companies, the U.S. military and renewable energy companies. The Company’s customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company usually does not require collateral but does occasionally require letters of credit or payment-in-advance if undue credit risk is determined to exist with a particular contract or customer. The Company provides an estimate for credit losses based primarily on management’s judgment using the relative age of customer balances, historical losses, current economic conditions and individual evaluations of each customer to record an allowance for credit losses. Direct write-offs of receivables only occur when amounts are deemed uncollectible and all options for collection have been exhausted.
Activity in the allowance for credit losses was as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Balance at July 1,	$8,084	$6,900
Current period provision for (reversal of) credit losses	(1,219)	3,534
Write-offs	—	—
Balance at September 30,	$6,865	$10,434

	Nine Months Ended
	September 30,
	2026	2025
Balance at January 1,	$7,511	$7,929
Current period provision for (reversal of) credit losses	(646)	2,505
Write-offs	—	—
Balance at September 30,	$6,865	$10,434

   9. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Vessels and vessel-related equipment	$1,994,696	$787,262
Non-vessel related property, plant, and equipment	22,142	16,007
Less: Accumulated depreciation	(189,794)	(145,267)
	1,827,044	658,002
Construction in progress (1)	147,735	96,133
Total	$1,974,779	$754,135

(1)    Includes $10.8 million and $2.6 million of accrued accounts payable as of September 30, 2026 and December 31, 2025, respectively. These amounts were excluded from the condensed consolidated statements of cash flows as non-cash items for the respective periods.
In September 2026, the Company consummated the sale of one US-flagged HOS 240 class DP-1 OSV for net proceeds totaling $2.0 million, resulting in a net gain of $1.9 million. Prior to the sale, such 2000-built vessel was classified as held for sale on the Company's condensed consolidated balance sheet at a carrying value of $0.1 million.
The table below presents net book value of property, plant and equipment by geographic area (1) (in thousands, except for % of Total):

	September 30,		December 31,
	2026	% of Total	2025	% of Total
United States	$1,272,753	64.4%	$678,216	89.9%
United Kingdom	627,312	31.8%	—	—%
Mexico	62,241	3.2%	65,374	8.7%
Brazil	12,230	0.6%	10,545	1.4%
Other foreign countries	243	—%	—	—%
Total	$1,974,779	100.0%	754,135	100.0%

(1) Book values are attributed to geographic regions based on the country of domicile of the specific asset-owning subsidiary of the Company, not the current physical operating location of the asset as of any of the dates presented.
 10. Intangible Assets and Goodwill
The Company acquired goodwill and various intangible assets as a result of the Merger. The acquired intangible assets consist of contractual relationships, customer relationships, developed technology and know-how and backlog, which were recorded at their estimated fair values as of the Closing Date. Goodwill and indefinite-lived intangible assets, if any, are tested for impairment at least annually, or on a more frequent basis if events or changes in circumstances indicate that the carrying value may be impaired. Finite-lived intangible assets are amortized over their estimated useful lives.
On September 1, 2026, in addition to the assets acquired through the Merger, the Company entered into the Fourth Amended and Restated Trade Name and Trademark License Agreement with HFR, LLC to acquire brand and trade name license rights for the Hornbeck Brands for $17.4 million.

A summary of intangible assets is as follows (in thousands):

		September 30, 2026
	Useful Life	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Contractual relationships	15 Years	$80,000	$444	$79,556
Customer relationships	10 Years	73,500	613	72,887
Developed technology and know-how	10 Years	40,000	333	39,667
Backlog	3 Years	13,500	338	13,162
Brand and trade name license rights	10 Years	17,400	145	17,255
Total		$224,400	$1,873	$222,527
The estimated amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):

2026 (remaining three months)	$5,618
2027	22,473
2028	22,473
2029	22,473
2030	18,423
Thereafter	131,067
Total	$222,527
A roll-forward of goodwill by business segment is as follows (in thousands):

	Well Intervention	Subsea Services	Total
Balance at January 1, 2026	$—	$—	$—
Goodwill acquired	—	32,483	32,483
Balance at September 30, 2026	$—	$32,483	$32,483
 11. Deferred Recertification Costs
The Company’s vessels and certain vessel-related equipment are required by regulation to be recertified after certain periods of time. The Company defers and amortizes certification costs, including drydocking costs incurred due to regulatory inspections, on a straight-line basis over the period to be benefited from such expenditures (typically between 24 and 60 months). Major replacements and improvements that extend the economic useful life or functional operating capability of a vessel or system are capitalized and depreciated over the asset's remaining economic useful life. Routine repairs and maintenance costs are expensed as incurred.
The amounts reported for deferred recertification costs on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, include costs associated with ongoing drydockings. Included in such capital costs are accruals for vendor costs incurred but not yet invoiced and paid. These accrual amounts totaling $11.3 million and $7.2 million as of September 30, 2026 and December 31, 2025, respectively, are excluded from cash flows from operating activities on the condensed consolidated statements of cash flows as non-cash items for the periods presented.

  12. Other Assets and Liabilities
Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Claims receivable	$10,864	$8,310
Taxes receivable	25,462	19,026
Fuel inventory	21,615	5,346
Contract assets	16,548	—
Droshky receivable (1)	29,299	—
Miscellaneous receivables	3,224	524
Total	$107,012	$33,206

(1)    Represents the present value of receivables due from Marathon Oil Corporation for P&A work to be performed by us on Droshky field oil and gas properties acquired from Marathon Oil Corporation in 2019.
Other assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Deferred tax asset	$—	$16,034
Restricted cash	1,575	—
Other deferred charges	5,917	4,700
Total	$7,492	$20,734
Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Asset retirement obligations	$36,194	$—
Accrued taxes payable	21,775	9,363
Deferred contract revenue	8,274	3,918
Accrued interest	5,768	3,571
Other payables and liabilities	10,391	4,137
Total	$82,402	$20,989
Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Asset retirement obligations	$60,206	$—
Mexican tax audit accrual	11,039	2,684
Other accrued costs	7,035	5,680
Total	$78,280	$8,364

 13. Leases
The Company is obligated under certain operating leases for vessels, shore-based facilities, office space, temporary housing, equipment and vehicles. The Company has long-term lease agreements with certain third party vessel owners for seven in-chartered vessels, whose fixed charter terms, excluding options, expire on various dates between May 2028 and December 2031. The Company is obligated under finance leases for certain vehicles and equipment.
Lease expense for operating leases is recorded in general and administrative and operating expenses. Lease expense for finance leases is recorded in amortization and interest expense. Total lease expenses incurred for operating and finance leases were as follows: (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use assets	$1,048	$742	$3,135	$1,023
Interest on lease liabilities	199	190	657	236
Operating lease expense	8,137	1,100	10,068	3,635
Variable lease expense	15	—	(242)	—
Short-term lease expense	2,832	170	3,240	616
Sublease income	(10)	—	(10)	—
Total	$12,221	$2,202	$16,848	$5,510
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,241	$1,499	$10,068	$3,838
Operating cash flows for financing leases	199	190	657	238
Financing cash flows for financing leases	1,005	312	2,919	570
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$293,312	$622	$293,312	$910
Finance leases	195	10,948	459	11,567
The table below presents future lease payments under non-cancelable long-term leases as well as related operating and finance lease liabilities as of September 30, 2026 (in thousands):

	Operating	Finance
2026 (remaining three months)	$22,146	$1,542
2027	89,289	4,721
2028	78,505	2,800
2029	64,896	191
2030	61,101	36
Thereafter	43,062	—
Total lease payments	358,999	9,290
Less: imputed interest	52,403	766
Total lease liabilities	$306,596	$8,524
Weighted-average remaining lease term (in years)	4.54	1.94
Weighted-average discount rate	7.1%	9.0%

  14. Long-Term Debt
As of the dates indicated below, the Company had the following outstanding long-term debt (in thousands):

	September 30,	December 31,
	2026	2025
MARAD Debt due 2027	$5,001	$—
First Lien Revolving Credit Facility due 2029	—	—
Senior Notes due 2029	300,000	—
Second Lien Term Loans due 2033	425,611	448,326
	730,612	448,326
Unamortized debt premium (discount)	7,239	(5,763)
Unamortized debt issuance costs	(1,692)	(1,952)
Total debt	736,159	440,611
Less: current maturities	(40,429)	(30,259)
Long-term debt	$695,730	$410,352
The table below presents maturities of outstanding debt as of September 30, 2026 (in thousands):

2026 (remaining three months)	$8,899
2027	42,640
2028	41,222
2029	345,362
2030	49,803
Thereafter	242,686
Total	$730,612
The table below summarizes the Company's cash interest payments on each payment date (in thousands):

	Cash Interest Payments	Payment Dates
MARAD Debt due 2027	$83	February 1
First Lien Revolving Credit Facility due 2029	—	Variable (based on interest election) (1)
Senior Notes due 2029	14,625	March 1 and September 1
Second Lien Term Loans due 2033	3,196	First day of each month

(1)    As of September 30, 2026, there were no revolving loan amounts outstanding under the First Lien Revolving Credit Facility. The First Lien    Revolving Credit Facility is subject to an unused fee of 1.0% per annum, paid quarterly, as applicable.
First Lien Revolving Credit Facility
On August 13, 2024, Legacy Hornbeck entered into the First Lien Revolving Credit Facility. On August 28, 2026, Legacy Hornbeck (as predecessor to Hercules Sub) amended the First Lien Revolving Credit Agreement pursuant to a First Incremental Facility Amendment, which became effective on the Closing Date upon consummation of the Merger and provided for $50.0 million of incremental revolving commitments on the same terms as the existing commitments, increasing the aggregate commitments under the First Lien Revolving Credit Facility from $75.0 million to $125.0 million. The First Lien Revolving Credit Agreement also permits Hercules Sub to increase the aggregate commitments under the First Lien Revolving Credit Facility to up to $250.0 million, upon satisfaction of certain conditions and subject to obtaining commitments from existing or new lenders. Hercules Sub's ability to borrow under the First Lien Revolving Credit Facility is subject to customary conditions precedent, including no default or event of default, representations and warranties being true and correct in all material respects, and pro forma compliance with the financial covenants therein.
The First Lien Revolving Credit Facility will mature on August 13, 2029. Borrowings under the First Lien Revolving Credit Facility are comprised of Base Rate Loans or SOFR Rate Loans, at the option of the Hercules Sub, and accrue interest as follows: (A) for Revolving Loans that are Base Rate Loans, a rate ranging from 1.75% to 2.75% (depending on the total net leverage ratio in effect at such time) per annum, plus the greatest of, subject to a 0.00% floor: (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, subject to a 0.00% floor, and (c) the SOFR rate for a one month interest period on such day after giving effect to a floor of 0.00% per annum, plus 1.00% and (B) for Revolving Loans that are SOFR Rate Loans, a rate ranging from 2.75% to 3.75% (depending on the total net leverage ratio in effect at such time) per annum plus the Term SOFR rate, subject to a 0.00% floor, plus a credit spread adjustment of 0.10% per annum.
The First Lien Revolving Credit Facility has customary affirmative and negative covenants, including restrictions on Hercules Sub's and certain of its subsidiaries' ability to incur additional indebtedness, incur liens, make restricted payments, make optional prepayments on junior financings, engage in transactions with affiliates and make asset sales, in each case, subject to customary exceptions and baskets. The First Lien Revolving Credit Facility is subject to financial covenants that require Hercules Sub and certain of its subsidiaries, collectively, to have (i) if any Revolving Loans or letters of credit are drawn (and, in the case of letters of credit, not reimbursed), a maximum First Lien Revolving Credit Facility net leverage ratio (measured by Revolving Loans outstanding, net of unrestricted cash and cash equivalents of up to $25.0 million, to consolidated adjusted EBITDA) of no more than 1.00 to 1.00, (ii) minimum liquidity (measured by unrestricted cash and cash equivalents, together with undrawn Revolving Loan commitments) of $25.0 million, (iii) a collateral coverage ratio (measured by total first and second-lien debt outstanding) of no less than 1.50 to 1.00, and (iv) a First Lien Revolving Credit Facility collateral coverage ratio (measured by total outstanding Revolving Loans, net of unrestricted cash and cash equivalents up to $25.0 million) of no less than 3.00 to 1.00, in each case, tested as of the end of each fiscal quarter, beginning with the first full fiscal quarter ending after the facility closing date. However, failure to meet such financial covenants will not result in a default or event of default at any time when no Revolving Loans are outstanding and will instead prohibit Hercules Sub from borrowing any Revolving Loans under the First Lien Revolving Credit Facility until certain conditions precedent to borrowing are satisfied. To the extent either of the collateral coverage ratio covenants under the First Lien Revolving Credit Facility are not met as of the end of any fiscal quarter, Hercules Sub will have the opportunity to cure such shortfall by making a mandatory prepayment of the Revolving Loans in an amount such that compliance with such covenants would be met on a pro forma basis following such prepayment prior to the occurrence of any default or event of default thereunder.
The obligations under the First Lien Revolving Credit Facility are guaranteed by certain of Hercules Sub’s domestic subsidiaries and are secured by first priority liens on substantially all of the assets of Hercules Sub and the subsidiary guarantors, including mortgages on certain of their U.S.-flagged vessels, subject to customary exceptions and permitted liens. The liens securing the First Lien Revolving Credit Facility rank senior to the liens securing the Second Lien Term Loans due 2033 pursuant to an intercreditor agreement. The First Lien Revolving Credit Facility includes a $25.0 million sublimit for the issuance of letters of credit. Hercules Sub is required to pay a quarterly unused line fee of 1.00% per annum on the undrawn commitments, letter of credit fees equal to the applicable margin for SOFR Rate Loans and customary fronting fees. Hercules Sub may voluntarily reduce or terminate the unused commitments and prepay Revolving Loans without premium or penalty, subject to customary breakage costs.
On March 4, 2026, Legacy Hornbeck (as predecessor in interest to Hercules Sub) drew $25.0 million of cash borrowings under the First Lien Revolving Credit Facility. On September 8, 2026, Hercules Sub repaid the $25.0 million of cash borrowings under the First Lien Revolving Credit Facility.
As of September 30, 2026, there were no amounts drawn and no letters of credit outstanding under the First Lien Revolving Credit Facility. As of September 30, 2026, Hercules Sub and its subsidiaries were in compliance with all financial covenants required by the First Lien Revolving Credit Facility and the full $125.0 million of undrawn commitments under the facility was available to be borrowed for all permissible uses of proceeds, including working capital, subject to satisfaction of the conditions to borrowing described above.
The Company incurred $2.9 million in deferred financing costs paid to third parties related to the First Lien Revolving Credit Facility, which are included in other assets on the condensed consolidated balance sheet.
Senior Notes due 2029
On December 1, 2023, Legacy Helix issued $300.0 million aggregate principal amount of Senior Notes due 2029. The Senior Notes due 2029 bear interest at a fixed coupon of 9.75% per annum payable semi-annually in arrears on March 1 and September 1 of each year and mature on March 1, 2029, unless earlier redeemed or repurchased by the Company.

The Company may, at its option, redeem the Senior Notes due 2029, in whole or in part, at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, based on redemption occurring on or after March 1 of the applicable year, plus any accrued and unpaid interest through, but excluding, the redemption date.

Year	Redemption Price
2026	104.875%
2027	102.438%
2028 and thereafter	100.000%
Upon the occurrence of a Change of Control Triggering Event, as defined in the indenture governing the Senior Notes due 2029, the Company may be required to make an offer to repurchase all of the Senior Notes due 2029 then outstanding at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest up to the repurchase date.
The indenture governing the Senior Notes due 2029 contains customary terms and covenants, including limitations on additional indebtedness, restricted payments, liens, asset sales, transactions with affiliates, mergers and consolidations, designation of unrestricted subsidiaries, and dividend and other restrictions affecting restricted subsidiaries.
The Senior Notes due 2029 are guaranteed on a senior unsecured basis by certain subsidiaries of the Company, as well as certain future subsidiaries that may guarantee certain of the Company's and its subsidiaries' indebtedness. The Senior Notes due 2029 are junior in right of payment to all of the Company's existing and future secured indebtedness and obligations, to the extent of the applicable collateral, and rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes due 2029 rank senior in right of payment to any of the Company's future subordinated indebtedness and are fully and unconditionally guaranteed by the guarantors described above on a senior basis.
MARAD Debt
In 2005, Legacy Helix, through its subsidiary CDI-Title XI, issued U.S. Government Guaranteed Ship Financing Bonds, Q4000 Series (the “MARAD Debt”), to refinance the construction financing obtained in 2002 for the Q4000 vessel. The MARAD Debt is guaranteed by the U.S. government under the Title XI Federal Ship Financing Program, which is administered by the Maritime Administration (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936. CDI-Title XI's obligation to reimburse MARAD in the event CDI-Title XI fails to repay the MARAD Debt is secured by the Q4000 and is 50% guaranteed by the Company. In addition, the Company has agreed to bareboat charter the Q4000 from CDI-Title XI while the MARAD Debt remains outstanding. The MARAD Debt is payable in equal semi-annual installments through February 2027 and bears interest at a rate of 4.93%.
Second Lien Term Loans due 2033
On December 27, 2024, Legacy Hornbeck entered into a second-lien term loan credit agreement with Stonebriar Commercial Finance, LLC, as administrative agent, and Wilmington Trust, National Association, as collateral trustee, and the lenders party thereto, resulting in $450.0 million of second-lien term loans with a maturity date of January 1, 2033, or the Second Lien Term Loans due 2033. Legacy Hornbeck received proceeds of $443.3 million, net of a 1.5% origination fee, and utilized such proceeds to (i) repay in full the then-outstanding $349.0 million, including accumulated paid-in-kind interest, of Second Lien Term Loans due 2026, (ii) pay $7.0 million of related accrued cash interest, (iii) pay a $5.1 million associated redemption fee, (iv) pay $2.0 million in non-lender fees and expenses, and (v) partially fund the repurchase of $78.4 million of certain equity securities and $7.1 million of outstanding stock-based compensation awards associated with tender offers to purchase for cash such equity instruments in December 2024.
The Second Lien Term Loans due 2033 are scheduled to be repaid in (i) 12 consecutive equal monthly installments of interest, payable on the first day of each month commencing January 1, 2025, (ii) followed by 84 consecutive equal monthly payments of principal and interest, payable on the first day of each consecutive month, and (iii) a final balloon payment in the amount of all unpaid principal, accrued and unpaid interest and any other amounts that may become due under the Second Lien Term Loan Credit Agreement on the maturity date of January 1, 2033. Borrowings bear interest at a fixed rate of 9.25% per annum. Hercules Sub may fully prepay the Second Lien Term Loans due 2033 on any monthly payment date prior to maturity, subject to the prepayment fee schedule set forth below. Hercules Sub is permitted to partially prepay up to $100.0 million in the aggregate during the term of the Second Lien Term Loans due 2033. Any voluntary prepayment (in whole or in part) and certain mandatory prepayments must be accompanied by a prepayment fee equal to (i) 3.00% of the prepaid principal amount on or prior to December 27, 2026, (ii) 2.00% of the prepaid principal amount after December 27, 2026 but on or prior to December 27, 2027, and (iii) 1.00% of the prepaid principal amount thereafter.
The Second Lien Term Loans due 2033 are guaranteed by certain of the Hercules Sub's domestic subsidiaries and are secured by second priority liens on substantially all of the assets of Hercules Sub and the subsidiary guarantors, including mortgages on certain of their U.S.-flagged vessels. The credit agreement contains customary representations and warranties, affirmative and negative covenants (including restrictions on the incurrence of indebtedness and liens, restricted payments, investments, asset sales, fundamental changes and transactions with affiliates, subject to customary exceptions and baskets) and events of default, but only one financial maintenance covenant, which requires Hercules Sub and certain of its subsidiaries to maintain at least $25.0 million of unrestricted cash and cash equivalents as of the last day of each fiscal quarter. As of September 30, 2026, Hercules Sub and its subsidiaries were in compliance with such financial covenant.
The Company estimates the fair value of its First Lien Revolving Credit Facility, Senior Notes due 2029, MARAD Debt, and Second Lien Term Loans due 2033 by primarily using quoted market prices. Given the observability of the inputs to these estimates, the Company has assigned a level 2 of the three-level valuation hierarchy. The interest rate on the First Lien Revolving Credit Facility is variable and the Company has concluded that face value approximates fair value of such facility as of September 30, 2026. As of the dates indicated below, the Company had the following face values, carrying values and fair values (in thousands):

	September 30, 2026			December 31, 2025
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
MARAD Debt due 2027 (1)	$5,001	4,996	$4,987	$—	$—	$—
Senior Notes due 2029 (2)	300,000	312,253	309,750	—	—	—
Second Lien Term Loans due 2033 (3)	425,611	418,910	425,611	448,326	440,611	448,326
First Lien Revolving Credit Facility due 2029 (4)	—	—	—	—	—	—
Total	$730,612	$736,159	$740,348	$448,326	$440,611	$448,326

(1)    The carrying value of the MARAD Debt due 2027 includes unamortized debt discount of $5.
(2)    The carrying value of the Senior Notes due 2029 includes unamortized debt premium of $12,253.
(3)    The carrying value of the Second Lien Term Loans due 2033 includes unamortized original issue discount of $5,009 and $5,763, respectively, and unamortized deferred financing costs of $1,692 and $1,952, respectively.
(4)    As of September 30, 2026, there were no borrowings outstanding under the First Lien Revolving Credit Facility due 2029.
  15. Asset Retirement Obligations
The Company's asset retirement obligations ("AROs") relate to the Droshky and Thunder Hawk offshore oil and gas properties acquired by Legacy Helix. These obligations represent the estimated costs required to decommission the related facilities upon cessation of field operations. The AROs are measured on a discounted basis and are classified within other current liabilities for the portion expected to be settled within the next twelve months and other liabilities for the long-term portion. As of September 30, 2026, the Company expects to complete the decommissioning of the Droshky field within the next twelve months. The following table presents the current-period changes in the Company's AROs (in thousands):

	Current	Long-Term	Total
Balance at January 1, 2026	$—	$—	$—
AROs assumed	35,911	59,949	95,860
Accretion expense	283	257	540
Balance at September 30, 2026	$36,194	$60,206	$96,400

  16. Commitments and Contingencies
Vessel Construction
In October 2023, Legacy Hornbeck entered into a final settlement of a dispute with the Surety, and Gulf Island, related to the construction of two MPSV newbuilds. Pursuant to the settlement agreement, Gulf Island released all claims asserted against Legacy Hornbeck and Legacy Hornbeck released its claims against Gulf Island and the Surety. Further, the Surety agreed to take over and complete the construction of the two U.S.-flagged, Jones Act-qualified, HOS 400 class MPSVs. Eastern Shipbuilding Group, Inc., or Eastern, was contracted by the Surety to complete the construction of the two MPSVs. Legacy Hornbeck was obligated to pay only the remaining portion of the original shipyard contract price for the two MPSVs, which then-amounted to $53.8 million in the aggregate on the settlement date, but was subsequently reduced to $42.6 million for liquidated damages resulting from shipyard delays. The Surety is required to cure all defaults of Gulf Island and pay all completion costs in excess of the $42.6 million remaining original contract price, excluding any approved change orders arising after the settlement date. There is no cap on the Surety's completion costs. As of September 30, 2026, the Company has fulfilled its $42.6 million contractual obligation and all remaining construction costs are to be paid by the Surety to Eastern.
Following physical delivery by Eastern, which is expected in 2027, each vessel will undergo crane and other system installations, which should make the first vessel available for commercial service in 2027 and the second vessel in early 2028. In addition to the previously paid $42.6 million contractual obligation, the Company has also paid $34.9 million in the aggregate for outfitting, engineering, overhead and the post-delivery discretionary enhancements. As of September 30, 2026, the Company expects $74.4 million of total remaining cash outlays for the two vessels, excluding capitalized interest.
Newbuild ROV Systems
In August 2026, Legacy Hornbeck entered into an agreement to purchase eight newbuild work-class ROV systems and related equipment for approximately $56.4 million to convert or enhance certain of its MPSVs to include integrated ROV capabilities to support subsea service operations. Deliveries are expected to commence in the second quarter of 2027 and continue throughout 2027. Four of the ROV systems are designated for the Company’s two MPSV newbuilds. As of September 30, 2026, the Company had incurred $0.4 million of costs related to the purchase of the ROV systems.
Contingencies
In the normal course of its business, the Company becomes involved in various claims and legal proceedings in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect the Company’s financial position or results of operations. The Company insures against losses relating to its vessels, pollution and third party liabilities, including claims by employees under Section 33 of the Merchant Marine Act of 1920. Third party liabilities and pollution claims that relate to vessel operations are covered by the Company’s entry in mutual protection and indemnity associations, or P&I Clubs, as well as by marine and energy liability policies in excess or in place of the P&I Clubs' mutual coverage. The Company provides reserves for any individual claim deductibles for which the Company remains responsible by using an estimation process that considers Company-specific and industry data, as well as management’s experience, assumptions and consultation with outside counsel. As additional information becomes available, the Company will assess the potential liability related to its pending claims and revise its estimates. Although historically revisions to such estimates have not been material, changes in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows. The Company had accrued $1.0 million and $0.6 million for potential insurance deductibles or losses associated with such claims as of September 30, 2026 and December 31, 2025, respectively.
Brazil Importation Tax Assessment
In April 2021, Legacy Hornbeck received notification from the Brazilian tax authorities of an importation tax assessment against the HOS Achiever with respect to the vessel’s services contract in Brazil from February 2019 to January 2020. At the time of the HOS Achiever’s importation, Legacy Hornbeck was granted a statutorily available tax exemption based on the vessel’s functional capabilities and intended use under the services contract. The tax authorities subsequently asserted that the HOS Achiever does not qualify for the applicable exemption. The Company believes the HOS Achiever does, in fact, meet the criteria set forth under the applicable law and is defending its position in a Brazilian court. While the final outcome of this assessment is uncertain and could possibly result in the payment and loss of an estimated $6.0 million to $13.0 million in related importation taxes and penalties, the Company believes there is a high likelihood that its position will prevail and the exemption will be granted in accordance with the law. Furthermore, the Company believes that any amounts that may become due in connection with this matter should be recoverable from its customer under the terms of the vessel’s services contract. Accordingly, the Company has not accrued any liability for potential losses that may result from this matter.
  17. Stockholders' Equity
The Company's amended Certificate of Incorporation effective September 1, 2026 authorizes the issuance of up to 410,000,000 shares of the Company's capital stock, consisting of 400,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2026, the Company had 221,971,035 shares of Company common stock issued and outstanding. The Company also had 10,089,644 outstanding Jones Act Warrants, exercisable for an aggregate of 103,637,456 shares of Company common stock, as of September 30, 2026. On a combined basis, the Company common stock and Jones Act Warrants represent a total of 325,608,491 shares.
On the date of the Merger, each issued and outstanding share of Legacy Hornbeck's common stock, par value $0.00001 per share, was converted into Company common stock at an exchange ratio of 10.27167 with cash paid in lieu of any fractional shares pursuant to the Merger Agreement. Additionally, each outstanding Legacy Hornbeck Creditor Warrant was converted into 7.556 shares of Company common stock, with cash paid in lieu of any fractional shares pursuant to the Merger Agreement. All share amounts presented for periods prior to September 1, 2026, have been retroactively adjusted to reflect the exchange ratio of 10.27167 established in connection with the Merger, consistent with the reverse acquisition accounting treatment of the transaction.
The Jones Act, which applies to companies that engage in U.S. coastwise trade, requires that, among other things, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of the Company’s outstanding common stock. In September 2020, in order to comply with the Jones Act, Legacy Hornbeck entered into the Jones Act Warrant Agreement, pursuant to which the Company issued warrants to eligible non-U.S. citizens in settlement of certain then-existing liabilities and in connection with an equity rights offering. Following the Merger, pursuant to the Amended and Restated Jones Act Warrant Agreement effective September 1, 2026, the Company assumed the Jones Act Warrants and each of the Company's outstanding Jones Act Warrants is exercisable into 10.27167 shares of Company common stock at an exercise price of $0.00001 per share, subject to the U.S. citizen determination procedures. The Jones Act Warrants expire on the date on which no warrants remain outstanding. Anti-Dilution Warrants are issuable to holders of the Jones Act Warrants in the event that cash dividends are paid on the Company's common stock.
The Company has a share repurchase program to repurchase issued and outstanding shares of Company common stock. The program was and remains suspended following the announcement of the Merger until further resolution from the Company's Board of Directors. As of September 30, 2026, approximately $128.4 million remained authorized for the repurchase of shares under the program.
  18. Reportable Segments
The Company operates its core business through three reportable segments: (i) Marine Transportation & Specialty, (ii) Subsea Services, and (iii) Well Intervention.
Marine Transportation & Specialty
•Operates vessels primarily for the transportation of equipment, materials and supplies to the offshore energy and defense industries;
•Delivers a range of specialized applications including offshore accommodation, remote control/autonomous navigation capabilities, and customized solutions for defense support.
Subsea Services
•Operates vessels and specialized equipment to deliver a wide range of deepwater and ultra-deepwater subsea services primarily to the offshore energy industry including subsea construction, trenching, IRM, survey, commissioning, field decommissioning and site clearance.
Well Intervention
•Operates vessels and specialized equipment to provide subsea well intervention services to the offshore energy industry with a focus on deepwater production maximization and well abandonment.
The Company's reportable segments are strategic business units that utilize different mixes of vessels and equipment to perform a diverse range of services. As the chief operating decision maker (CODM), the Company's Chief Executive Officer evaluates operating results by segment to assess performance and allocate resources.

The CODM utilizes segment operating income or loss to measure segment profitability and to evaluate actual results against expectations. The CODM also uses segment operating income or loss to allocate Company resources, including employees, property, and financial resources, to each segment. Asset information by segment is not regularly reviewed by the CODM and is not used in assessing segment performance or allocating resources.
Our non-core business is reflected within Other in our segment results and primarily consists of production operations from certain owned offshore oil and gas properties. Unallocated Expense primarily consists of corporate costs and other items not directly associated with a specific business segment, including cash incentive and stock-based compensation plans, merger and integration costs, office lease expense, and other corporate general and administrative expenses.
The following tables present the Company's segment revenue and operating income (loss) (in thousands), which is calculated in a consistent manner as the same measure presented in the condensed consolidated statements of operations. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended September 30, 2026
	Marine Transportation & Specialty	Subsea Services	Well Intervention	Total Reportable Segments	Other	Unallocated Expense	Total
Revenue:
Vessel revenue	$141,223	$53,324	$76,612	$271,159	$—	$—	$271,159
Non-vessel revenue	12,252	5,036	1,388	18,676	3,506	—	22,182
Total revenue	153,475	58,360	78,000	289,835	3,506	—	293,341

Cost and expenses:
Operating expense	86,474	32,110	44,318	162,902	2,872	—	165,774
Depreciation expense	11,220	2,865	5,962	20,047	—	175	20,222
Amortization expense	14,241	4,301	459	19,001	—	196	19,197
General and administrative expense	1,337	975	1,239	3,551	90	23,851	27,492
Stock-based compensation expense	—	—	—	—	—	43,368	43,368
Merger and integration costs	—	—	—	—	—	78,980	78,980
Total cost and expenses	113,272	40,251	51,978	205,501	2,962	146,570	355,033

Gain (loss) on sale of assets	1,911	(8)	—	1,903	41	—	1,944

Operating income (loss)	$42,114	$18,101	$26,022	$86,237	$585	$(146,570)	$(59,748)

	Three Months Ended September 30, 2025
	Marine Transportation & Specialty	Subsea Services	Well Intervention	Total Reportable Segments	Other	Unallocated Expense	Total
Revenues:
Vessel revenue	$146,582	$39,863	$—	$186,445	$—	$—	$186,445
Non-vessel revenue	12,671	—	—	12,671	—	—	12,671
Total revenue	159,253	39,863	—	199,116	—	—	199,116

Cost and expenses:
Operating expense	80,605	12,832	—	93,437	—	—	93,437
Depreciation expense	9,065	961	—	10,026	—	—	10,026
Amortization expense	8,666	2,578	—	11,244	—	—	11,244
General and administrative expense	—	—	—	—	—	22,259	22,259
Stock-based compensation expense	—	—	—	—	—	1,737	1,737
Merger and integration costs	—	—	—	—	—	—	—
Total cost and expenses	98,336	16,371	—	114,707	—	23,996	138,703

Gain (loss) on sale of assets	(15)	(3)	—	(18)	—	161	143

Operating income (loss)	$60,902	$23,489	$—	$84,391	$—	$(23,835)	$60,556

	Nine Months Ended September 30, 2026
	Marine Transportation & Specialty	Subsea Services	Well Intervention	Total Reportable Segments	Other	Unallocated Expense	Total
Revenue:
Vessel revenue	$415,525	$110,415	$76,612	$602,552	$—	$—	$602,552
Non-vessel revenue	36,834	5,036	1,388	43,258	3,506	—	46,764
Total revenue	452,359	115,451	78,000	645,810	3,506	—	649,316

Cost and expenses:
Operating expense	245,417	63,109	44,318	352,844	2,872	—	355,716
Depreciation expense	33,480	4,861	5,962	44,303	—	175	44,478
Amortization expense	38,308	8,341	459	47,108	—	196	47,304
General and administrative expense	1,337	975	1,239	3,551	90	62,081	65,722
Stock-based compensation expense	—	—	—	—	—	47,618	47,618
Merger and integration costs	—	—	—	—	—	91,425	91,425
Total cost and expenses	318,542	77,286	51,978	447,806	2,962	201,495	652,263

Gain (loss) on sale of assets	3,552	(4)	—	3,548	38	—	3,586

Operating income (loss)	$137,369	$38,161	$26,022	$201,552	$582	$(201,495)	$639

	Nine Months Ended September 30, 2025
	Marine Transportation & Specialty	Subsea Services	Well Intervention	Total Reportable Segments	Other	Unallocated Expense	Total
Revenue:
Vessel revenue	$406,184	$101,398	$—	$507,582	$—	$—	$507,582
Non-vessel revenue	37,963	—	—	37,963	—	—	37,963
Total revenue	444,147	101,398	—	545,545	—	—	545,545

Cost and expenses:
Operating expense	241,812	38,857	—	280,669	—	—	280,669
Depreciation expense	27,097	2,919	—	30,016	—	—	30,016
Amortization expense	22,649	7,560	—	30,209	—	—	30,209
General and administrative expense	—	—	—	—	—	57,274	57,274
Stock-based compensation expense	—	—	—	—	—	5,190	5,190
Merger and integration costs	—	—	—	—	—	—	—
Total cost and expenses	291,558	49,336	—	340,894	—	62,464	403,358

Gain (loss) on sale of assets	12,808	(3)	—	12,805	—	217	13,022

Operating income (loss)	$165,397	$52,059	$—	$217,456	$—	$(62,247)	$155,209
The following table provides a reconciliation of segment operating income (loss) to income (loss) before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of segment profit or loss:
Segment operating income (loss)	$86,237	$84,391	$201,552	$217,456
Unallocated expenses and other	(145,985)	(23,835)	(200,913)	(62,247)
Net interest expense	(13,095)	(6,308)	(29,632)	(19,892)
Other non-operating income (loss), net	(606)	(219)	(3,862)	(215)
Income (loss) before income taxes	$(73,449)	$54,029	$(32,855)	$135,102
The Company has attributed certain balance sheet accounts, including property, plant and equipment, goodwill and identifiable intangible assets to its reportable segments. These amounts are presented below to provide additional information regarding the Company's reportable segments and do not represent a measure of segment assets reviewed by the CODM for purposes of assessing performance or allocating resources.

The following table provides property, plant and equipment, goodwill and intangible assets assigned to each reportable segment as of the dates presented in the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2026
	Well Intervention	Subsea Services	Marine Transportation & Specialty	Other	Unallocated Expense	Total
Property, plant and equipment, net	$1,039,842	$338,534	$535,138	$1,550	$59,715	$1,974,779
Goodwill	—	32,483	—	—	—	32,483
Intangible assets, net	79,555	125,717	—	—	17,255	222,527

December 31, 2025
	Well Intervention	Subsea Services	Marine Transportation & Specialty	Other	Unallocated Expense	Total
Property, plant and equipment, net	$—	$150,861	$557,603	$—	$45,671	$754,135
Goodwill	—	—	—	—	—	—
Intangible assets, net	—	—	—	—	—	—
 19. Related Party Transactions
Pursuant to the terms of the Fourth Amended and Restated Trade Name and Trademark License Agreement entered into by and between the Company and HFR, LLC, the Company made payments of $20.0 million and $1.5 million during the nine months ended September 30, 2026 and 2025, respectively, for licensing fees associated with the use of Hornbeck trade names, trademarks, and related logos. HFR, LLC is a Texas limited liability company owned by Todd M. Hornbeck and Troy A. Hornbeck. Todd M. Hornbeck serves as the Company's President and Chief Executive Officer. Troy A. Hornbeck is the brother of Todd M. Hornbeck and serves as the Company's Director of Vendor Relations. As of September 30, 2026 and December 31, 2025, the Company had accrued amounts payable to HFR, LLC totaling $0.0 million and $1.0 million, respectively.
On October 1, 2022, a member of Legacy Hornbeck’s Board of Directors assumed an officer role with an existing Legacy Hornbeck customer. The individual ceased serving as a member of the Board of Directors effective September 1, 2026, in connection with the Merger. For the nine months ended September 30, 2026 and 2025, the Company generated $33.6 million, or 5.2%, and $52.1 million, or 9.6%, of revenue, respectively, from contracts with such customer. The Company had outstanding accounts receivable from this customer totaling $5.6 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.
  20. Subsequent Events
The Company has evaluated all subsequent events through November 9, 2026, which represents the date its financial statements were issued and determined that all materially relevant information known through this date has been appropriately addressed within the condensed consolidated financial statements and notes.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this "Quarterly Report") and our audited financial statements and notes thereto for the year ended December 31, 2025.
On September 1, 2026, pursuant to and in accordance with the terms of the Merger Agreement, (i) Legacy Helix converted from a Minnesota corporation to a Delaware corporation; (ii) following such conversion, Parent Sub merged with and into Legacy Hornbeck, with Legacy Hornbeck surviving the First Company Merger as a wholly owned subsidiary of Legacy Helix; and (iii) one minute after the Effective Time, Legacy Hornbeck merged with and into Hercules Sub, with Hercules Sub surviving the Second Company Merger as a wholly owned subsidiary of Legacy Helix. The foregoing transactions are collectively referred to herein as "the Merger." Following the Merger, Legacy Helix was renamed “Hornbeck Offshore Services, Inc.” The Company's common stock remains listed on the New York Stock Exchange, and its ticker symbol has changed from "HLX" to "HOS."
As a result of the Merger being accounted for as a reverse acquisition in accordance with U.S. GAAP, whereby Legacy Hornbeck was determined to be the accounting acquirer, the historical results presented in the condensed consolidated financial statements included in this Quarterly Report reflect the historical results of Legacy Hornbeck for all periods prior to the Merger and the results of the combined Company only for periods subsequent to the Closing Date. Accordingly, the current period results of Legacy Helix are included in the condensed consolidated financial statements only for the period from the Closing Date through September 30, 2026. The historical results and financial position of Legacy Helix prior to the Merger are not reflected in the condensed consolidated financial statements included in this Quarterly Report. As a result, the historical results presented herein do not reflect the results of the combined Company on a pro forma basis and are not necessarily indicative of the results that may be expected in future periods. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report for further discussion of the accounting for the Merger as a business combination and reverse acquisition pursuant to ASC 805, Business Combinations.
Unless otherwise indicated, all foregoing references to "Hornbeck," "Company," "we," "us," and "our" are to Hornbeck Offshore Services, Inc. and its consolidated subsidiaries. References herein to "Legacy Helix" and "Legacy Hornbeck" are to Helix Energy Solutions Group, Inc. and Hornbeck Offshore Services, Inc., respectively, prior to the completion of the Merger.
Business Overview
Hornbeck Offshore Services, Inc. is a premier offshore marine services company, combining world-class vessels, subsea robotics, emerging technologies, engineering expertise and offshore execution capabilities into a single integrated platform supporting major and independent oil and gas companies, oilfield service companies, renewable energy developers, the U.S. military, and offshore engineering, procurement, construction and installation contractors. We operate our core business through three segments: (1) Marine Transportation & Specialty, (2) Subsea Services, and (3) Well Intervention. We help customers solve complex offshore challenges and deliver comprehensive, integrated solutions to a diversified range of deepwater and ultra-deepwater operations around the world, primarily in the Gulf of America, Latin America, the North Sea, West Africa and Asia Pacific.
With a diverse, technologically-advanced fleet of high-spec and ultra high-spec vessels and specialty assets, the combination of our marine transportation, subsea services and well intervention capabilities enables us to provide end-to-end integrated solutions throughout the entire life-of-field cycle for deepwater and ultra-deepwater offshore oilfield projects — spanning survey and exploration drilling support; subsea construction, installation and commissioning; inspection, repair and maintenance; production support; intervention and production enhancement; and decommissioning and abandonment activities. Additionally, our highly versatile fleet meets the growing offshore demands of several non-oilfield markets, such as offshore wind farm development, autonomous marine applications, defense and aerospace support.
Marine Transportation & Specialty
We provide transportation of equipment, materials and supplies to the offshore energy and defense industries through our Marine Transportation & Specialty segment. We also deliver a range of specialized services, including offshore accommodation and defense support. More recently, we have begun to provide vessels that are equipped with remote control/autonomous navigation technology to defense customers.

Our high spec and ultra high-spec OSVs are distinguished by industry-leading cargo and liquid mud capacities paired with advanced nautical technologies tailored for deepwater and ultra-deepwater operations. Complementing this, our accommodation vessel fleet provides a broad array of offshore housing and "walk-to-work" solutions — offering safe, dependable, and scalable options to serve the offshore wind and oilfield markets, along with other non-energy markets, such as HADR. Our specialty vessels further extend our capabilities providing customized marine solutions for the U.S. military, aerospace and telecommunications industries.
Subsea Services
Our service offerings to the offshore energy industry span a broad spectrum of deepwater and ultra-deepwater subsea services, encompassing subsea construction, trenching, IRM, survey, commissioning, field decommissioning and site clearance. Leveraging a versatile fleet of MPSVs, our Subsea Services segment deploys large subsea cranes with enhanced lifting capacities, seabed trenchers, cutting-edge robotics, and specialized tooling in support of complex offshore wind and oilfield projects.
We own and operate one of the largest fleets of subsea trenchers in the world. Our extensive knowledge of seabed soil conditions, combined with advanced technology and best practices honed in global markets, allow us to deliver tailored, high-performance solutions that address some of the most complex subsea challenges in the world.
Well Intervention
Our Well Intervention segment provides rigless production enhancement and decommissioning services to the offshore energy industry with a focus on deepwater production maximization and well abandonment.
Supported by our purpose-built well intervention vessels and subsea systems, our services provide a lower cost, higher efficiency with a reduced carbon footprint compared to rig-based intervention solutions. With work performed on over 2,000 subsea wells, our knowledge and experience in riser-based and riserless intervention offer customers a safe, reliable and economically advantageous solution to their deepwater intervention needs. We are the owner and operator of the largest fleet of intervention vessels in the world. We also provide access to designated vessels and equipment for emergency well containment response through the Helix Fast Response System, and own and operate a floating production unit providing oil and gas production processing services.
Vessel Fleet
As of September 30, 2026, we owned or operated a fleet of 89 offshore vessels comprised of the following:

Business Segment	Owned (1)	In-Chartered	Managed	Total
Marine Transportation & Specialty	62	—	4	66
Subsea Services	10	5	—	15
Well Intervention	6	2	—	8
Fleet Total	78	7	4	89

(1)    Included in our Subsea Services fleet are two U.S.-flagged, Jones Act-qualified MPSVs currently under construction.
Current Market Conditions and Outlook
During the third quarter of 2026, offshore energy markets continued to demonstrate generally constructive fundamentals, supported by ongoing investment in deepwater oil and gas development, subsea infrastructure and production-related activity. Industry data indicate that offshore market conditions improved from late-2025 levels, although activity and pricing trends continued to vary by geography and asset class.
Offshore project sanctioning remained active during 2026. Rystad Energy projected approximately $142 billion of global offshore upstream greenfield investment commitments for 2026, reflecting continued investment in offshore development activity. This level of project sanctioning, together with the existing base of producing offshore assets, supports prospective demand for marine transportation, subsea construction, robotics, well intervention and other life-of-field services.
Conditions in the OSV market remained generally favorable, particularly for high-spec and ultra high-spec vessels, such as ours, although market conditions varied across vessel classes and geographic regions. Industry commentary during the third quarter cited firm utilization and limited supply growth as continuing supportive factors for the OSV market. The limited addition of new vessel capacity following an extended period of low newbuild investment continues to constrain available supply in certain higher-specification vessel categories and cabotage-protected markets.

The outlook for subsea and other life-of-field services remains generally constructive. Based upon market research published by Rystad Energy, global subsea spending is expected to increase from approximately $38 billion in 2026 to approximately $49 billion in 2030, while spending associated with offshore well intervention is also expected to grow as operators seek to maintain production and optimize recovery from an expanding and aging installed base of offshore wells and subsea infrastructure. The same research anticipates that a substantial number of offshore wells will become inactive between 2026 and 2030, potentially supporting increased demand for late-life services including intervention and decommissioning.
The global offshore renewables market continues to develop, particularly in Europe and the Asia-Pacific region, supported by long-term renewable energy and energy security initiatives. Near-term market activity, particularly in Europe, has been affected by higher project costs, financing constraints, supply chain challenges and project delays. In the U.S., the offshore wind development market continues to face regulatory and policy uncertainty, which may result in project delays, cancellations or reduced development activity. These headwinds could lead to some softening in demand for offshore wind support services in the U.S. market. Despite these challenges, continued development of offshore wind projects is expected to provide opportunities for subsea construction, trenching, IRM and other subsea services.
The Company believes these market conditions provide a constructive backdrop for its diversified portfolio of offshore services. Despite these favorable industry conditions, the pace of offshore activity remains subject to commodity prices, customer capital allocation, project timing, geopolitical developments, regional supply and demand conditions and other macroeconomic factors. As a result, market conditions and utilization and pricing trends may vary materially among the Company's business segments, operating regions and service offerings.
Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the Merger. Following mergers or acquisitions, our results of operations are affected by the results of the newly merged business or operations, the purchase accounting associated with the business combination, and expenditures made to integrate the newly combined business or operations. Due to the Merger and the resulting reverse acquisition accounting, the periods presented in our historical financial statements do not include the results of Legacy Helix prior to the Merger. Therefore, such periods may not be comparable to one another or current period results and our future results may differ materially. Current period results include the results of Legacy Hornbeck for the presented periods prior to the Merger and the results of the post-merger combined Company for the period following September 1, 2026. Certain amounts in the historical segment results of operations presented below have been reclassified to conform to the Company’s current segment presentation following the Merger, including the realignment of certain vessels among the Company’s operating segments. Such reclassifications further impact the comparability of the results for the periods presented.
The following table presents our consolidated revenue and operating income (loss) for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands, except for %):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated
Revenue:
Vessel revenue	$271,159	$186,445	$602,552	$507,582
Non-vessel revenue	22,182	12,671	46,764	37,963
Total revenue	$293,341	$199,116	$649,316	$545,545
Operating income (loss)	$(59,748)	$60,556	$639	$155,209
Operating income (loss) %	(20.4)%	30.4%	0.1%	28.5%

Marine Transportation & Specialty
The following table presents the revenue, profitability, and key operating statistics for our Marine Transportation & Specialty segment (in thousands, except for %, average vessel counts, utilization rates, number of days and amounts per day):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marine Transportation
Revenue:
Vessel revenue	$141,223	$146,582	$415,525	$406,184
Non-vessel revenue	12,252	12,671	36,834	37,963
Total revenue	$153,475	$159,253	$452,359	$444,147
Operating income	$42,114	$60,902	$137,369	$165,397
Operating income %	27.4%	38.2%	30.4%	37.2%

Average number of vessels (1)	62.9	64.0	63.8	64.4
Average number of active vessels (2)	38.5	41.0	39.2	41.8
Average number of stacked vessels (3)	24.4	23.0	24.6	22.6
Average utilization rate (4)	47.0%	52.3%	46.9%	49.0%
Active utilization rate (5)	76.7%	81.7%	76.5%	75.6%
Average dayrate (6)	$51,959	$47,593	$50,797	$47,144
Effective dayrate (7)	$24,421	$24,891	$23,824	$23,101

Operating expense:
Active vessel opex	$75,840	$72,907	$212,917	$216,574
Stacked vessel opex	2,300	782	8,264	2,821
Non-vessel opex	8,334	6,916	24,236	22,417
	$86,474	$80,605	$245,417	$241,812

Active vessel opex per vessel day (8)	$21,412	$19,329	$19,896	$18,979
Stacked vessel opex per vessel day (9)	$1,024	$370	$1,231	$457

Out-of-service time for vessel recertification activities (in days) (10)	15	164	381	562

(1)    Represents the weighted-average number of vessels owned during the period, adjusted to reflect the date of acquisition or disposition of vessels. Excluded from this data are four non-owned vessels that we manage for the U.S. Navy.
(2)    Represents the weighted-average number of vessels that are immediately available for service during each respective period, adjusted to reflect the date of stacking or reactivation of vessels.
(3)    Represents the weighted-average number of vessels that are stacked during each respective period.
(4)    Average utilization rates are weighted-average rates based on a 365-day year. Vessels are considered utilized when they are generating revenue.
(5)    Active utilization rate is based on a denominator comprised only of vessel-days available for service by the active fleet, which excludes the impact of inactive or stacked vessel days.
(6)    Average dayrates represent weighted-average revenue per day based on the number of days during the period that the vessels generated revenue.
(7)    Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(8)    Computed as active vessel opex divided by the average number of active vessels divided by the applicable number of calendar days per period.
(9)    Computed as stacked vessel opex divided by the average number of stacked vessels divided by the applicable number of calendar days per period.
(10)    Represents the combined fleetwide total of days out of service for recertification activities.

Revenue
For the three months ended September 30, 2026, revenue for our Marine Transportation & Specialty segment decreased $5.8 million, or 3.6%, compared to the prior-year period. Vessel revenue for the three months ended September 30, 2026 and 2025 was $141.2 million and $146.6 million, respectively. The decrease in vessel revenue from the prior-year period was primarily due to fewer active vessels. Our weighted-average active operating fleet for the three months ended September 30, 2026 and 2025 was 38.5 and 41.0 vessels, respectively. Average vessel dayrates were up 9.2% to $51,959 for the three months ended September 30, 2026 compared to $47,593 for the same period in 2025. However, our active vessel utilization, which excludes stacked vessel days, totaled 76.7% for the current-year period, down 5.0% from 81.7% for the prior-year period. Our vessels incurred 15 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 2,241 days during the three months ended September 30, 2026 compared to 164 and 2,116 days, respectively, for the same period in 2025. Our effective, or utilization-adjusted, vessel dayrates were slightly lower at $24,421 for the three months ended September 30, 2026 compared to $24,891 for the same period in 2025. Domestic revenue decreased by $5.2 million, or 4.6%, and foreign revenue decreased $0.6 million, or 1.4%, primarily due to lower vessel utilization and a slightly lower effective dayrate for our active vessels during the current-year period. Foreign revenue for the three months ended September 30, 2026 comprised 29.7% of our total revenue compared to 29.0% for the year-ago period.
For the nine months ended September 30, 2026, revenue for our Marine Transportation & Specialty segment increased $8.2 million, or 1.8%, compared to the prior-year period. Vessel revenue for the nine months ended September 30, 2026 and 2025 were $415.5 million and $406.2 million, respectively. This increase in vessel revenue was primarily due to higher average dayrates combined with slightly higher utilization for active vessels in the current-year period. Average vessel dayrates were $50,797 for the nine months ended September 30, 2026 compared to $47,144 for the same period in 2025. Excluding stacked vessel days, our active vessel utilization was 76.5% and 75.6% for the comparative periods, respectively. Our vessels incurred 381 days of aggregate downtime for regulatory drydockings and were stacked for an aggregate of 6,733 days during the nine months ended September 30, 2026 compared to 562 and 6,190 days, respectively, for the same period in 2025. Our effective vessel dayrates of $23,824 for the nine months ended September 30, 2026 were up slightly compared to $23,101 for the same period in 2025. Domestic revenue increased by $10.4 million, or 3.4%, from the year-ago period primarily due to improved market conditions for vessels operating domestically during the nine months ended September 30, 2026. Foreign revenue decreased $2.2 million, or 1.6%, primarily due to lower vessel utilization for our active vessels during the nine months ended September 30, 2026. Foreign revenue for the nine months ended September 30, 2026 comprised 30.3% of our total revenue compared to 31.4% for the prior-year period.
Operating Income
Operating income for the three months ended September 30, 2026 decreased $18.8 million compared to the prior-year period due to increases of $5.9 million in operating expense, $5.6 million in amortization expense and $2.2 million in depreciation expense, as well as a $5.8 million decrease in revenue. The increase in operating expense was primarily attributed to the reclassification of certain costs resulting from the realignment of vessels among the Company's operating segments due to the Merger, as well as the delivery of our C/SOV, the HOS Rocinante, in the fourth quarter of 2025 and higher employee-related expenses. The higher amortization expense in the current-year period was primarily due to vessels acquired subsequent to 2022 undergoing their first post-acquisition recertifications, as well as the overall rising costs of recertification drydockings. Depreciation expense increased due to the full period contribution of the HOS Rocinante.
Operating income for the nine months ended September 30, 2026, decreased $28.0 million compared to the prior-year period, primarily due to increases of $15.7 million in amortization expense, $6.4 million in depreciation expense and $3.6 million in operating expense, as well as a $9.3 million decrease in gains on asset sales, partially offset by an $8.2 million increase in revenue. Higher amortization expense in the current-year period was primarily due to vessels acquired subsequent to 2022 undergoing their first post-acquisition recertifications, as well as the overall rising costs of vessel recertification drydockings. Depreciation expense increased due to the full period contribution of the HOS Rocinante. The increase in operating expense was primarily attributed to the reclassification of certain costs resulting from the realignment of vessels among the Company's operating segments due to the Merger, as well as the full period expense contribution of the HOS Rocinante.

Subsea Services
The following table presents the revenue, profitability, and key operating statistics for our Subsea Services segment (in thousands, except for %, average vessel counts, utilization rate, number of days and amounts per day):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subsea Services
Revenue:
Vessel revenue	$53,324	$39,863	$110,415	$101,398
Non-vessel revenue	5,036	—	5,036	—
Total revenues	$58,360	$39,863	$115,451	$101,398
Operating income	$18,101	$23,489	$38,161	$52,059
Operating income %	31.0%	58.9%	33.1%	51.3%

Average number of vessels (1)	9.0	7.0	7.7	7.0
Average number of active vessels (2)	9.0	7.0	7.7	7.0
Average utilization rate (3)	75.2%	68.5%	61.4%	59.0%
Average dayrate (4)	$86,024	$90,411	$86,068	$89,941
Effective dayrate (5)	$64,690	$61,932	$52,846	$53,065

Operating expense:
Active vessel opex	$29,430	$12,830	$60,394	$38,840
Non-vessel opex	2,680	2	2,715	17
	$32,110	$12,832	$63,109	$38,857

Active vessel opex per vessel day (6)	$35,716	$19,923	$28,883	$20,324

Out-of-service time for recertification activities (in days) (7)	—	52	95	52

(1)    Represents the weighted-average number of vessels owned or in-chartered during the period, adjusted to reflect the date of acquisition or disposition of vessels.
(2)    Represents the weighted-average number of vessels that are immediately available for service during each respective period, adjusted to reflect the date of stacking or reactivation of vessels.
(3)     Average utilization rates are weighted-average rates based on a 365-day year. Vessels are considered utilized when they are generating revenue.
(4)    Average dayrates represent weighted-average revenue per day based on the number of days during the period that the vessels generated revenue.
(5)    Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)    Computed as active vessel opex divided by the average number of active vessels divided by the applicable number of calendar days per period.
(7)    Represents the combined fleetwide total days of out of service for recertification activities.
Revenue
Excluding the $24.2 million increase attributable to the Merger, revenue for the three and nine months ended September 30, 2026, decreased compared to the prior-year period, primarily due to lower utilization of the HOS Achiever that is being converted from flotel to a subsea construction vessel, which commenced in late 2025 and is expected to be completed in the fourth quarter of 2026.

Excluding revenue attributable to the Merger, vessel revenue of $34.2 million for the three months ended September 30, 2026 was down $5.7 million, or 14%, from $39.9 million for the prior-year period. Our effective, or utilization-adjusted, vessel dayrates were higher at $64,690 for the three months ended September 30, 2026 compared to $61,932 for the same period in 2025; however, excluding the impact of the Merger, our effective vessel day rates were lower at $45,496 for the three months ended September 30, 2026 which was primarily driven by the HOS Achiever conversion. Domestic revenue for the three months ended September 30, 2026 comprised 35.0% of our total revenue compared to 80.8% for the year-ago period. Foreign revenue for the three months ended September 30, 2026 comprised 65.0% of our total revenue compared to 19.2% for the year-ago period.
Excluding revenue attributable to the Merger, vessel revenue of $91.3 million for the nine months ended September 30, 2026 was down $10.1 million, or 10%, from $101.4 million for the prior-year period. Our effective, or utilization-adjusted, vessel dayrates were slightly lower at $52,846 for the nine months ended September 30, 2026 compared to $53,065 for the same period in 2025, which was primarily driven by the HOS Achiever conversion. Domestic vessel revenue decreased $17.9 million, or 22.6%, from the year-ago period primarily due to lower vessel utilization for our active vessels during the nine months ended September 30, 2026. Foreign vessel revenue increased $31.9 million, or 141.6%, primarily due to improved market conditions for vessels operating internationally during the nine months ended September 30, 2026. Domestic revenue for the nine months ended September 30, 2026 comprised 52.8% of our total vessel revenue compared to 77.8% for the prior-year period. Foreign revenue for the nine months ended September 30, 2026 comprised 47.2% of our total revenue compared to 22.2% for the prior-year period.
Non-vessel revenue of $5.0 million for the three and nine months ended September 30, 2026 was fully attributable to the Merger.
Operating Income
Operating income for the three months ended September 30, 2026, decreased $5.4 million compared to the prior-year period, primarily due to increases of $19.2 million in operating expenses, $1.7 million in amortization expense and $1.9 million in depreciation expense, partially offset by a $18.5 million increase in revenue. The reduction in operating income was primarily attributable to the conversion of the HOS Achiever.
Operating income for the nine months ended September 30, 2026, decreased $13.9 million compared to the prior-year period, primarily due to increases of $24.3 million in operating expenses, $0.8 million in amortization expense, and $1.9 million in depreciation expense, partially offset by a $14.1 million increase in revenue. The decrease in operating income was primarily attributable to the conversion of the HOS Achiever.

Well Intervention
The table below sets forth the revenue, profitability, and key operating statistics for the Well Intervention segment (in thousands, except for %, average vessel counts, utilization rate, number of days and amounts per day):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Well Intervention
Revenue:
Vessel revenue	$76,612	$—	$76,612	$—
Non-vessel revenue	1,388	—	1,388	—
Total revenue	$78,000	$—	$78,000	$—
Operating income	$26,022	$—	$26,022	$—
Operating income %	33.4%	—%	33.4%	—%

Average number of vessels (1)	2.6	—	0.9	—
Average number of active vessels (2)	2.6	—	0.9	—
Average utilization rate (3)	88.1%	—%	88.1%	—%
Average dayrate (4)	$362,162	$—	$362,162	$—
Effective dayrate (5)	$319,065	$—	$319,065	$—

Operating expense:
Active vessel opex	$43,791	$—	$43,791	$—
Non-vessel opex	527	—	527	—
	$44,318	$—	$44,318	$—

Active vessel opex per vessel day (6)	$182,461	$—	$182,461	$—

Out-of-service time for recertification activities (in days) (7)	—	—	—	—

(1)    Represents the weighted-average number of vessels owned or in-chartered during the period, adjusted to reflect the date of acquisition or disposition of vessels.
(2)    Represents the weighted-average number of vessels that are immediately available for service during each respective period, adjusted to reflect the date of stacking or reactivation of vessels.
(3)    Average utilization rates are weighted-average rates based on a 365-day year. Vessels are considered utilized when they are generating revenue.
(4)    Average dayrates represent weighted-average revenue per day based on the number of days during the period that the vessels generated revenue.
(5)    Effective dayrate represents the average dayrate multiplied by the average utilization rate.
(6)    Computed as active vessel opex divided by the average number of active vessels divided by the applicable number of calendar days per period.
(7)    Represents the combined fleetwide total days of out of service for recertification activities.
Revenue
The Well Intervention business was not part of the Company's historical results prior to the Merger. Following the Merger, the one month of operations from the Well Intervention segment contributed $76.6 million of vessel revenue and $1.4 million of non-vessel revenue to the consolidated results for the three and nine months ended September 30, 2026.
Operating Income
Following the Merger, the Well Intervention segment contributed $26.0 million of operating income to the consolidated results for the three and nine months ended September 30, 2026.

Unallocated Expense and Other
Our consolidated results also include revenue and expenses from our non-core operations, aggregated as Other in our segment reporting. The following table presents the aggregate revenue and profitability from our non-core operations, including production from our mature offshore oil and gas properties (in thousands, except for %):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other
Revenue:
Vessel revenue	$—	$—	$—	$—
Non-vessel revenue	3,506	—	3,506	—
Total revenue	$3,506	$—	$3,506	$—
Operating income	$585	$—	$582	$—
Operating income %	16.7%	—%	16.6%	—%
Our Unallocated Expense primarily consists of corporate costs and other items not directly associated with a specific business segment, including cash incentive and stock-based compensation plans, office lease expenses, and other corporate general and administrative expenses. The following table reflects the impact of Unallocated Expense on operating income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unallocated Expense
Operating expense	$—	$—	$—	$—
Depreciation expense	175	—	175	—
Amortization expense	196	—	196	—
General and administrative expense	23,851	22,259	62,081	57,274
Stock-based compensation expense	43,368	1,737	47,618	5,190
Merger and integration costs	78,980	—	91,425	—
Total costs and expenses	$146,570	$23,996	$201,495	$62,464

Gain on sale of assets	—	161	—	217

Operating loss	$(146,570)	$(23,835)	$(201,495)	$(62,247)

Liquidity and Capital Resources
Our capital requirements have historically been financed with cash flows from operations, proceeds from issuances of our debt and common equity securities, borrowings under our revolving credit and term loan agreements and cash received from the sale of assets. We require capital to fund on-going operations, remaining commitments under our on-going MPSV newbuild project, ROV purchases and vessel installations, vessel recertifications, discretionary capital expenditures and debt service and may require capital to fund potential future vessel construction, retrofit or conversion projects, acquisitions, dividends, equity repurchases or the retirement of debt. We believe that existing cash and cash equivalents, available borrowing capacity under our undrawn revolving credit facility and anticipated positive cash flows from operations will be sufficient to support working capital, maintenance, commercial and growth capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.
On March 4, 2026, we drew $25.0 million of cash borrowings under our revolving credit facility, which was repaid in full on September 8, 2026. We also expanded the borrowing capacity under such facility by $50.0 million to $125.0 million, effective upon the closing of the Merger on September 1, 2026. As of September 30, 2026, we had total cash and cash equivalents of $471.6 million, $1.6 million of restricted cash, and $125.0 million of undrawn borrowing capacity available under our First Lien Revolving Credit Facility, subject to the satisfaction of customary borrowing conditions, including pro forma compliance with financial covenants thereunder.
Cash Flows
The following summarizes our cash flows for the nine months ended September 30, 2026 and 2025.
Operating Activities. We rely primarily on cash flows from operations to provide working capital for current and future operations, to fund contract-specific cost of sales, payroll and incentive compensation for our vessel crews and shoreside employees, to supply, repair and maintain our vessels and equipment, to service our debt obligations, to pay taxes and to insure our assets. Net cash provided by operating activities typically fluctuates according to the level of market activity and demand for our vessels for each period. Net cash provided by (used in) operating activities was $(14.8) million and $97.0 million for the nine months ended September 30, 2026 and 2025, respectively. Operating cash flows for the first nine months of 2025 were favorably affected by an increase in vessel revenue. Operating cash flows for the first nine months of 2026 were unfavorably impacted by costs associated with the Merger.
Investing Activities. Net cash provided by (used in) investing activities was $560.2 million and $(78.2) million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities during the nine months of 2025 was primarily attributable to growth and capital expenditures, partially offset by net proceeds from vessel sales. During the first nine months of 2026, investing cash flows were favorably impacted by cash acquired in the Merger, partially offset by costs related to our capital expenditure programs.
Financing Activities. Net cash provided by (used in) financing activities was $(125.8) million and $(4.0) million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in financing activities during the first nine months of 2025 was primarily attributable to the financing costs incurred and principal payments on the Second Lien Term Loans due 2033 and tax payments made by the Company for employee taxes related to shares withheld from vested and net share-settled RSU awards. Cash used in financing activities during the first nine months of 2026 was primarily attributable to tax payments made by the Company for employee taxes related to shares withheld from stock awards settled in shares and cash settlement of equity awards as a result of the Merger.
Contracted Backlog
Our total contracted revenue backlog was $1.9 billion as of September 30, 2026. Such backlog included contracted revenue for multiple fiscal years spanning 2026 through 2031. The contractual revenue we ultimately receive may be lower than the contracted backlog due to a number of factors, including vessel downtime or suspension of operations. The actual dayrate may be lower than the contractual operating dayrate assumed in the contracted backlog described above because a down-time (such as waiting on weather) rate, repair rate, standby rate or force majeure rate may apply under certain circumstances. In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time. Our total contracted backlog includes only firm commitments and certain contracted option periods, which are represented by signed contracts or, in some cases, other definitive agreements awaiting contract execution.

Debt Agreements
As of September 30, 2026, we had the following outstanding debt (in thousands, except effective interest rate):

	Total Debt	Coupon Interest Rate	Cash Interest Payments	Payment Dates
MARAD Debt due 2027, net discount of $5	$4,996	4.93%	$83	February 1
First Lien Revolving Credit Facility due 2029	—	—%	—	Variable (based on interest election) (2)
Senior Notes due 2029, net of debt premium of $12,253	312,253	9.75%	14,625	March 1 and September 1
Second Lien Term Loans due 2033, net of original issue discount of $5,009 and deferred financing costs of $1,692 (1)	418,910	9.25%	3,196	First day of each month
	$736,159

(1)    During 2025, we were required to make monthly, interest-only payments under the Second Lien Term Loans due 2033. However, beginning January 1, 2026, monthly principal and interest payments commenced on the first day of each following month until a final balloon payment in the amount of all unpaid principal, accrued and unpaid interest becomes due on January 1, 2033.
(2)     As of September 30, 2026, there were no revolving loan amounts outstanding under the First Lien Revolving Credit Facility. The First Lien Revolving Credit Facility is subject to an unused fee of 1.0% per annum, paid quarterly, as applicable.
As of September 30, 2026, we had $425.6 million of outstanding principal amount of second-lien term loans that bear interest at a fixed annual interest rate of 9.25% and mature in January 2033, or the Second Lien Term Loans due 2033. On March 4, 2026, we drew $25.0 million of cash borrowings under the First Lien Revolving Credit Facility due 2029. We repaid all outstanding borrowings under the facility on September 8, 2026. Effective September 1, 2026, pursuant to the First Incremental Facility Amendment, we increased the borrowing capacity under the facility from $75.0 million to $125.0 million. See Note 14 to our condensed consolidated financial statements for further discussion.
The First Lien Revolving Credit Facility and the Second Lien Term Loan Credit Agreement contain customary representations and warranties, covenants and events of default. The First Lien Revolving Credit Facility is subject to financial covenants that require Hercules Sub and certain of its subsidiaries to have (i) if any revolving loans or letters of credit are drawn (and, in the case of letters of credit, not reimbursed), a maximum revolving credit facility net leverage ratio (measured by Revolving Loans outstanding, net of unrestricted cash and cash equivalents of up to $25.0 million, to consolidated adjusted EBITDA) of no more than 1.00 to 1.00, (ii) minimum liquidity (measured by unrestricted cash and cash equivalents, together with undrawn revolving loan commitments) of $25.0 million, (iii) a collateral coverage ratio (measured by total first and second-lien debt outstanding) of no less than 1.50 to 1.00, and (iv) a revolving credit facility collateral coverage ratio (measured by total outstanding revolving loans, net of unrestricted cash and cash equivalents of up to $25.0 million) of no less than 3.00 to 1.00, in each case, tested as of the end of each fiscal quarter, beginning with the first full fiscal quarter ending after the facility closing date. However, failure to meet such financial covenants will not result in a default or event of default at any time when no revolving loans are outstanding and will instead prohibit Hercules Sub from borrowing any revolving loans under the First Lien Revolving Credit Facility until the financial covenants, together with other customary conditions precedent to borrowing, are satisfied. To the extent either of the collateral coverage ratio covenants under the First Lien Revolving Credit Facility is not met as of the end of any fiscal quarter, we will have the opportunity to cure such shortfall by making a mandatory prepayment of the revolving loans in an amount such that compliance with such covenants would be met on a pro forma basis following such prepayment prior to the occurrence of any default or event of default thereunder. The Second Lien Term Loans due 2033 have only one financial maintenance covenant, which is a $25.0 million minimum cash liquidity requirement (measured solely by unrestricted cash and cash equivalents, without credit for undrawn revolving commitments), tested as of the end of each fiscal quarter. The Second Lien Term Loans due 2033 are also subject to mandatory prepayment upon certain vessel dispositions and total losses and if the outstanding loans exceed 50% of the appraised value of the vessel collateral, and a change of control will result in an event of default unless the loans are repaid in full within five business days. The indenture governing the Senior Notes due 2029 contains customary covenants and events of default.
During the nine months ended and as of September 30, 2026, we were in compliance with all applicable financial covenants under our MARAD Debt, First Lien Revolving Credit Facility, the indenture governing the Senior Notes due 2029 and the Second Lien Term Loans due 2033.

We may, at our option, redeem the Senior Notes due 2029, in whole or in part, at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, based on redemption occurring on or after March 1 of the applicable year, plus any accrued and unpaid interest through, but not including, the redemption date.

Year	Redemption Price
2026	104.875%
2027	102.438%
2028 and thereafter	100.000%
Upon at least 30 days' prior notice, we may voluntarily prepay the Second Lien Term Loans due 2033, in whole or in part, at any time prior to maturity on any monthly payment date. We are permitted to partially prepay up to $100.0 million in the aggregate during the term of the Second Lien Term Loans due 2033. Any voluntary prepayment is subject to the prepayment price (expressed as percentages of the principal amount paid) set forth below, based on prepayment occurring on or prior to December 27 of the applicable year, plus any accrued and unpaid interest through, but not including, the payment date.

Year	Prepayment Price
2026	103.00%
2027	102.00%
2028 and thereafter	101.00%
Capital Expenditures and Related Commitments
The following table summarizes the capital expenditures incurred for the purposes set forth below for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures
Maintenance Capital Expenditures:
Deferred recertification costs	$12,892	$15,141	$57,408	$47,853
Maintenance capital improvements	4,446	4,859	16,474	15,370
	17,338	20,000	73,882	63,223
Growth Capital Expenditures (1) (2)	34,998	5,883	40,996	34,771
Commercial Capital Expenditures (2)	7,649	19,474	20,056	33,789
Non-vessel Capital Expenditures	149	7,178	633	7,461
	42,796	32,535	61,685	76,021
Total	$60,134	$52,535	$135,567	$139,244

(1)Includes the purchase price of constructed or acquired vessels, plus the cost incurred to place such vessels into active service, as necessary.
(2)Amounts include associated capitalized interest, as applicable.
Maintenance Capital Expenditures
Maintenance capital expenditures consist of: (i) recertification costs, which are capitalized as deferred recertification costs; and (ii) maintenance capital improvements, which are capitalized as property, plant and equipment.
Our vessels and certain vessel-related equipment are required by regulation to be recertified after certain periods of time. These recertification costs are typically incurred while the vessel is in drydock where other routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. We elect to defer and amortize recertification costs, or deferred drydocking charges, over the length of time that the recertification is expected to last, which is generally between 24 and 60 months. Deferred drydocking charges and equipment recertification costs vary year-to-year depending on the number of vessels or equipment with expiring certifications in a given year.

Maintenance capital improvements include major replacements of, or improvements to, vessel systems, structures and equipment to enhance operability or extend the vessel’s useful life. The costs of such improvements are typically capitalized and depreciated over the vessel’s remaining useful life. Variability in maintenance capital improvements year-to-year is primarily driven by the number of required recertification drydockings in a given year as we utilize the downtime during the planned shipyard event as an opportunity to complete the discretionary vessel improvements.
During the three and nine months ended September 30, 2026, we completed one and 13 vessel recertifications, respectively, with an average maintenance capital expenditure of approximately $4.9 million per vessel.
Growth Capital Expenditures
Growth capital expenditures are undertaken to expand our fleet of vessels through acquisition or newbuild construction. Growth capital expenditures typically include the purchase price of acquired vessels, as well as the costs incurred to ready such vessels for active service, and the construction costs of newbuild vessels, inclusive of capitalized interest.
MPSV Newbuild Construction
In October 2023, we entered into a final settlement of a dispute with the Surety and Gulf Island related to the construction of two MPSV newbuilds. Pursuant to the settlement agreement, Gulf Island released all claims asserted against us and we released our claims against Gulf Island and the Surety. Further, the Surety agreed to take over and complete the construction of the two U.S.-flagged, Jones Act-qualified, HOS 400 class MPSVs at a shipyard acceptable to us. In December 2023, Eastern Shipbuilding Group, Inc., or Eastern, was mutually selected by the parties and contracted by the Surety to complete the construction of the two MPSVs. We were obligated to pay only the remaining portion of the original shipyard contract price for the two MPSVs, which then-amounted to $53.8 million in the aggregate on the settlement date, but was subsequently reduced to $42.6 million for liquidated damages resulting from shipyard delays. The Surety is required to cure all defaults of Gulf Island and pay all completion costs in excess of the $42.6 million remaining original contract price, excluding approved change orders arising after the settlement date. There is no cap on the Surety's completion costs. As of September 30, 2026, we have fulfilled our $42.6 million contractual obligation and all remaining construction costs are being paid by the Surety to Eastern.
Following physical delivery by the shipyard, which is expected in 2027, each vessel will undergo crane and other system installations, which should make the first vessel available for commercial service in 2027 and the second vessel in early 2028. In addition to the previously paid $42.6 million contractual obligation, we also paid $34.9 million in the aggregate for outfitting, engineering, overhead and the post-delivery discretionary enhancements. As of September 30, 2026, we expect $74.4 million of total remaining cash outlays for the two vessels, excluding capitalized interest.
Commercial Capital Expenditures
Commercial capital expenditures represent vessel-related expenditures incurred to retrofit, convert or modify a vessel’s systems, structures or equipment to enhance functional capabilities and improve marketability or to meet certain commercial requirements. Examples of commercial capital expenditures include the addition of cranes, ROVs, helidecks, living quarters, and other specialized vessel equipment. Recovery of the related costs are typically included in and offset, in whole or in part, by higher dayrates charged to customers in a lump-sum payment or over time. Commercial capital expenditures for improvements that are intended to be permanent to the vessel are typically capitalized and depreciated over the vessel’s remaining useful life. Modifications or improvements of a temporary nature that are completed for a specific commercial contract are deferred as a direct contract cost and amortized over the term of such contract.
Newbuild ROV Systems
In August 2026, we entered into an agreement to purchase eight newbuild work-class ROV systems and related equipment for approximately $56.4 million as part of our strategy to convert or enhance certain of our MPSVs to include integrated ROV capabilities to support subsea service operations. Deliveries are expected to commence in the second quarter of 2027 and continue throughout 2027. Four of the ROV systems are designated for the Company’s two MPSV newbuilds. As of September 30, 2026, the Company had incurred $0.4 million of costs related to the purchase of the ROV systems.

Non-Vessel Capital Expenditures
Non-vessel capital expenditures primarily relate to fixed asset additions or improvements related to our port facility, office locations, information technology, non-vessel property, plant and equipment or other shoreside support initiatives.
Contractual Obligations
The following table and notes set forth material contractual obligations associated with our existing debt agreements, non-cancellable in-charted vessel and other property and equipment leases, and vessel construction and conversion programs as of September 30, 2026 (in thousands). These amounts do not include expected capital spending or other related costs that were not contractually committed as of September 30, 2026.

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Crane purchase contracts(1)	$19,984	$18,036	$1,948	$—	$—
ROV purchase contracts (2)	37,097	29,068	8,029	—	—
MARAD debt	5,001	5,001	—	—	—
First Lien Revolving Credit Facility (3)	—	—	—	—	—
Senior Notes due 2029	300,000	—	300,000	—	—
Second Lien Term Loans due 2033	425,611	36,773	84,590	102,078	202,170
Interest payments	243,815	67,686	107,179	48,173	20,777
Non-cancellable leases (4)	688,546	172,678	292,821	194,357	28,690
Total	$1,720,054	$329,242	$794,567	$344,608	$251,637

(1)Represents the Company's contractual agreement to purchase five active heave compensated knuckle boom cranes and four crane pedestals. The crane purchase agreement consists of two 400 MT cranes and three 100 MT cranes. Two 400 MT and two 100 MT cranes are designated for installation on the two MPSV newbuilds currently under construction, while the remaining 100 MT crane is intended for future installation on an existing vessel. Contractual amounts reflect the equipment acquisition costs covered under the purchase agreement and excludes currently non-contractually obligated costs, such as shipping and installation costs. See Capital Expenditures and Related Commitments—MPSV Newbuild Construction for further discussion related to the crane installation and expected costs related to the two MPSV newbuilds.
(2)Represents the Company's contractual agreement to purchase eight newbuild ROV systems to convert or enhance certain of the Company's MPSVs for subsea services.
(3)Excludes a quarterly unused fee of 1.0% per annum on the undrawn balance of our First Lien Revolving Credit Facility due 2029, which is currently $125.0 million.
(4)Operating leases include vessel charters and facility, vehicle and equipment leases, including commitments related to leases executed but not yet commenced. At September 30, 2026, our commitment related to long-term in-chartered vessel leases totaled approximately $623.0 million, of which $320.3 million was related to the non-lease (services) components that are not included in lease liabilities on the condensed consolidated balance sheet as of September 30, 2026.
Other Material Cash Requirements
We have decommissioning obligations associated with oil and gas properties in our non-core business included within Other in our reportable segment disclosures. Such obligations, which are presented on a discounted basis in our condensed consolidated balance sheets, approximate $71.7 million (undiscounted) for Thunder Hawk field oil presented in other liabilities and gas properties and $37.1 million (undiscounted) for Droshky field oil and gas properties presented in other current liabilities as of September 30, 2026. We are entitled to receive $30.0 million (undiscounted) from Marathon Oil Corporation as certain decommissioning obligations associated with the Droshky field oil and gas properties are fulfilled. See Note 15 to our condensed consolidated financial statements for further discussion related to these obligations.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. In other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable based upon the information available. Actual results may differ from these estimates under different assumptions and conditions. We believe the following significant accounting policies, discussed further in the notes to our consolidated financial statements, involve estimates that are inherently more subjective.
Revenue Recognition. The core services that we provide typically represent a single performance obligation under our contracts that are satisfied at a point in time or over time. Revenues are earned primarily by (1) chartering the Company's vessels, including the operation of such vessels and the use of vessel equipment, such as cranes, gangways, ROVs, trenching units, and well-intervention equipment, and (2) non-vessel services, such as renting ROVs or other subsea equipment to third parties, providing third-party vessel crewing and management services, and providing shore-based port facility services. Revenues associated with performance obligations satisfied over time are recognized on a daily basis throughout the contract period.
Typically, our application of ASC 606, Revenue from Contracts with Customers, does not require significant judgment as the vast majority of our contracts provide a specific daily rate as the transaction price for each day of service provided for our customers’ benefit. Occasionally, we are required to apply judgment in the determination and allocation of the transaction price over the performance period of our vessel charters in circumstances when the contract contains multiple daily rates or includes a lump-sum payment from the customer for certain activities such as vessel mobilizations, demobilizations or modifications. Should our judgments and estimates regarding the transaction price, representing the amount of consideration to which we expect to be entitled for services transferred to the customer, and the performance period, representing the period over which our performance obligation will be satisfied, change during the term of a contract, it could have a material effect on our results of operations for the applicable periods. We have not recorded a material adjustment to revenues as a result of changes in our estimates and assumptions associated with customer contracts during the three or nine months ended September 30, 2026. Please see further discussion regarding revenues generated from contracts with customers in Note 4 to our condensed consolidated financial statements.
Stock-Based Compensation Expense. Stock-based compensation awards are accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to our employees and directors to be recognized in the audited consolidated financial statements based on their fair values on the grant date. The fair value of the underlying common stock is based upon a valuation of our equity developed with the assistance of third-party valuation experts using a combination of income and market approaches as of the appropriate measurement date. We recognize compensation expense on a straight-line basis over the expected vesting period of stock-based awards that are ultimately expected to vest based on their estimated fair value on the grant date. Forfeitures are recognized during the period in which they actually occur. Please see further discussion regarding our stock-based compensation in Note 5 to our condensed consolidated financial statements.
Income Taxes. We follow accounting standards for income taxes that require the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to NOL carryforwards and foreign tax credit, or FTC, carryforwards, is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities. We establish a valuation allowance when, based on the weight of all available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires significant judgment and includes consideration of, among other factors, historical operating results and cumulative earnings or losses, expectations regarding future taxable income, the timing of the reversal of existing temporary differences, available tax planning strategies, and the carryforward periods and other limitations applicable to NOL and FTC carryforwards. With respect to FTC carryforwards, our assessment also considers the amount, timing, character and jurisdiction of future taxable income, including the availability of sufficient foreign-sourced taxable income necessary to utilize such credits. In assessing the need for valuation allowance, we generally place greater weight on objectively verifiable evidence, to the extent available, than on projections of future taxable income. Changes in our estimates of future taxable income or in other relevant facts and circumstances could result in changes to our valuation allowances and could materially affect our income tax provision in the period in which such changes occur.

We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination by the applicable authority. Tax benefits that meet the recognition threshold are measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. We account for any interest and penalties relating to uncertain tax positions in interest expense and general and administrative expense, respectively. We have made an accounting policy election to account for the tax effects of global intangible low-taxed income, or GILTI, as a period cost in the year in which the tax is incurred. Please see further discussion regarding income taxes in Note 6 to our condensed consolidated financial statements.
Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in Note 16 to our condensed consolidated financial statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.
Recertification Costs. Our vessels and certain vessel-related equipment are required by regulation to be recertified after certain periods of time. These recertification costs are typically incurred while the vessel is in drydock where other routine repairs and maintenance are also performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. Recertification costs can be accounted for under U.S. GAAP in one of two ways: (1) defer and amortize or (2) expense as incurred. We defer and amortize recertification costs over the length of time that the recertification is expected to last, which is generally 24 to 36 months on average. Major replacements and improvements, which extend the asset’s useful life or increase its functional operating capability, are capitalized and depreciated over the remaining useful life. Inherent in this process are judgments we make regarding whether the specific cost incurred is capitalizable and the period that the incurred cost will benefit.
Business Combinations and Goodwill. Pursuant to ASC 805, Business Combinations, we recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Goodwill represents the excess of purchase price paid by the Company over the fair market value of the net assets acquired. A bargain purchase occurs when the fair market value of net assets acquired is higher than the purchase price paid. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances or equipment obsolescence, and regulatory changes. Significant judgment is required in identifying and estimating the fair value of inventory, fixed assets and intangible assets. We typically utilize the independent valuation specialists to assist in our purchase accounting for significant acquisitions and the determination of the fair value of acquired assets.
Certain Relationships and Related Party Transactions
The following is a discussion of transactions between the Company and its executive officers, directors and stockholders beneficially owning more than 5% of our common stock. We believe that the terms of each of these transactions are at least as favorable as could have been obtained in similar transactions with unaffiliated third parties.
Officer and Director Indemnity Agreements
The Company has entered into a separate indemnity agreement with each of its officers and directors that provides, among other things, that the Company will indemnify such director, under the circumstances and to the extent provided in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an executive officer or director of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s amended and restated bylaws. These agreements are in addition to the indemnification provided to the Company’s officers and directors under its amended and restated bylaws and in accordance with Delaware law.

Fourth Amended and Restated Trade Name and Trademark License Agreement
Pursuant to the Third Amended and Restated Trade Name and Trademark License Agreement, dated September 4, 2020, the Legacy Hornbeck was required to make an annual cash payment to HFR, LLC, a Texas limited liability company owned by Todd M. Hornbeck and Troy A. Hornbeck, of $1.0 million for use of the Hornbeck Brands. An additional fee was due upon Legacy Hornbeck achieving certain EBITDA thresholds. Todd M. Hornbeck serves as the Company's President and Chief Executive Officer. Troy A. Hornbeck is the brother of Todd M. Hornbeck and serves as the Company's Director of Vendor Relations. The Company made payments of $1.5 million and $2.5 million to HFR, LLC for the nine months ended September 30, 2025 and 2026, respectively, for licensing fees associated with the use of the Hornbeck Brands. The Company entered into a Fourth Amended and Restated Trade Name and Trademark License Agreement on the Closing Date eliminating the annual $1 million fee and EBITDA bonus in exchange for a single one-time payment of $17.4 million paid to HFR, LLC for the Company's exclusive use of the Hornbeck Brands. Unless terminated earlier, the agreement and the license granted thereunder will remain in effect until the later of (a) the seventh anniversary of the Closing Date and (b) the second anniversary of the date that Todd M. Hornbeck ceases to be employed as both President and Chief Executive Officer, except that his resignation as President while continuing to serve as Chief Executive Officer will not constitute a cessation of service for purposes of this provision.
Hornbeck Family Ranch Facility Use Agreement
On September 4, 2020, the Company entered into an Amended and Restated Facilities Use Agreement with Larry D. Hornbeck, father of Todd M. Hornbeck, related to the Company's use of the Hornbeck Family Ranch (the “Ranch”), located in Houston County, Texas, including access to a hunting lodge and 4,700 acres adjoining the lodge and related facilities.The Ranch and related facilities have been used for functions intended to foster client and vendor relations, management retreats, Board meetings and special Company promotional events. The Ranch also plays a vital role in the Company’s business continuity plan in the event our corporate headquarters is impacted by a natural disaster. The Facilities Use Agreement provides that the Company will pay Mr. Larry Hornbeck an annual use fee and provides for an operating budget to reimburse Mr. Larry Hornbeck for certain variable costs related to the Company’s use of the Ranch facilities and to replenish expendable goods used by Company invitees to the facilities. For 2026, the operating budget was set at $481,000, inclusive of an annual use fee of $150,000. The Facilities Use Agreement will remain in effect until December 31, 2026 unless it is terminated or extended by its terms.
Former Director and Customer Relationship
On October 1, 2022, a member of Legacy Hornbeck’s Board of Directors assumed an officer role with an existing Legacy Hornbeck customer. In connection with the Merger, the individual ceased serving as a member of the Board of Directors effective September 1, 2026. For the nine months ended September 30, 2026 and 2025, the Company generated $33.6 million, or 5.2%, and $52.1 million, or 9.6%, of revenue, respectively, from contracts with such customer. The Company had outstanding accounts receivable from this customer totaling $5.6 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.
Review, Approval or Ratification of Transactions with Related Persons.
We review any transaction in which the Company, a subsidiary of the Company, or our directors, executive officers or their immediate family members or any nominee for director or a holder of more than 5% of any class of our voting security are a participant and the amount of the transaction exceeds $120,000. Our General Counsel and Secretary is primarily responsible for the development and implementation of processes and controls to obtain information from directors and officers with respect to a related party transaction, including information provided to management in the annual director and officer questionnaires. The Company’s practice when such matters have been disclosed has been to refer the matter for consideration and final determination by the audit committee or the independent directors of the Board of Directors, or both, which have considered the fairness of the transaction to the Company, as well as other factors bearing upon its appropriateness. In all such matters, any director having a conflicting interest abstains from voting on the matters.

Item 3—Quantitative and Qualitative Disclosures About Market Risk
As a multi-national organization, we are subject to market risks associated with foreign currency exchange rates, interest rates and commodity prices.
Foreign Currency Exchange Rate Risk
Because we operate in various regions around the world, we conduct a portion of our business in currencies other than the U.S. dollar. As such, our earnings are impacted by movements in foreign currency exchange rates when (i) transactions are denominated in currencies other than the functional currency of the relevant Hornbeck entity or (ii) the functional currency of our subsidiaries is not the U.S. dollar. In order to mitigate the effects of exchange rate risk in areas outside the U.S., we endeavor to pay a portion of our expenses in local currencies to partially offset revenues that are denominated in the same local currencies. In addition, a substantial portion of our contracts are denominated, and provide for collections from our customers, in U.S. dollars.
Assets and liabilities of our subsidiaries that do not have the U.S. dollar as their functional currency are translated using the exchange rates in effect at the balance sheet date, and changes in the exchange rates can result in translation adjustments that are reflected in “Accumulated other comprehensive loss” in the stockholders’ equity section of the condensed consolidated balance sheets. For the nine months ended September 30, 2026, we recorded foreign currency translation losses of $13.5 million to accumulated other comprehensive loss.
When currencies other than the functional currency are to be paid or received, the resulting transaction gain or loss associated with changes in the applicable foreign currency exchange rate is recognized in the condensed consolidated statements of operations as a component of “Other income (expense).” Foreign currency gains or losses from the remeasurement of monetary assets and liabilities as well as unsettled foreign currency transactions, including intercompany transactions that are not of a long-term investment nature, are also recognized as a component of “Other income (expense).” For the nine months ended September 30, 2026, we recorded net foreign currency losses of $0.6 million primarily related to our international subsidiaries’ foreign currency positions.
Interest Rate Risk
In order to minimize the risk of changes to our cash flow due to changing interest rates, we generally borrow at fixed rates, but may borrow at variable rates from time to time. For fixed rate debt, changes in interest rates may not affect our interest expense, but could result in changes in the fair value of the debt instrument prior to maturity and we may be at risk upon refinancing maturing debt. For variable rate debt, changes in interest rates could affect our future interest expense and cash flows. Borrowings under the First Lien Revolving Credit Facility bear interest at variable rates based on Term SOFR or a base rate, plus an applicable margin. As of September 30, 2026, there were no borrowings outstanding under the First Lien Revolving Credit Facility.
Commodity Price Risk
We are exposed to market price risks related to oil and natural gas with respect to offshore oil and gas production related to our Droshky and Thunder Hawk properties. Prices are volatile and unpredictable and are dependent on many factors beyond our control.
Item 4—Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Upon closing of the Merger on September 1, 2026, there was a change in management and the historical consolidated financial statements of Legacy Hornbeck became the historical consolidated financial statements of the registrant. Furthermore, for the period following the Merger, the Company’s internal control over financial reporting was comprised of both Legacy Hornbeck and Legacy Helix systems, processes and controls. These changes materially affected the Company's internal control over financial reporting during the quarter ended September 30, 2026.
During the quarter ended September 30, 2026, we implemented additional closing procedures to enable our financial reporting process and initiated plans to begin integrating Legacy Hornbeck and Legacy Helix systems, processes and controls. Once integrated, we expect certain of these changes to have a significant impact on internal control over financial reporting going forward, primarily related to control ownership and the modification of inputs, processes and software platforms. We will continue to monitor and upgrade our internal controls, as necessary or appropriate for our business post-Merger, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
There is no information required to be disclosed by this item.
Item 1A—Risk Factors
In addition to the risk factor set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, our Quarterly Report on Form 10-Q for the period ended March 31, 2026 and our Quarterly Report on Form 10-Q for the period ended June 30, 2026, and under the heading “Risk Factors” in the Form S-4. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The emergence of AI technologies may expose us to risks that could adversely affect our business.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
There is no information required to be disclosed by this item.
Item 3—Defaults Upon Senior Securities
There is no information required to be disclosed by this item.
Item 4—Mine Safety Disclosures
There is no information required to be disclosed by this item.

Item 5—Other Information
(c)
During the quarter ended September 30, 2026, the following “officers” adopted or terminated “Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K. During the quarter ended September 30, 2026, no other director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement."

Trading Arrangement
Name (Title)	Action Taken (Date of Action)	Rule 10b5-1*	Non-Rule 10b5-1**	Nature of Trading Arrangement	Expiration Date	Total Number of Shares to be Sold/Purchased
Todd Hornbeck (President, Chief Executive Officer and Director)	Adoption (September 1, 2026) †	X		Sale of the Company’s common stock awarded prior to the Merger under Legacy Hornbeck's management incentive plan adopted on September 4, 2020, pursuant to the terms of the plan and after the expiration of the applicable lock-up period and cooling-off period.	December 31, 2027	1,170,405
Sam Giberga (Executive Vice President, General Counsel and Secretary)	Adoption (September 15, 2026)	X		Sale of the Company’s common stock awarded prior to the Merger under Legacy Hornbeck's management incentive plan adopted on September 4, 2020, pursuant to the terms of the plan and after the expiration of the applicable lock-up period and cooling-off period.	December 30, 2027	1,362,653

Potter Adams (Executive Vice President and Chief Financial Officer)	Adoption (September 1, 2026)	X	Sale of the Company’s common stock awarded prior to the Merger under Legacy Hornbeck's management incentive plan adopted on September 4, 2020, pursuant to the terms of the plan and after the expiration of the applicable lock-up period and cooling-off period.	August 31, 2027	139,832
Brian Cook (Executive Vice President and Chief Accounting Officer)	Adoption (September 1, 2026)	X	Sale of the Company’s common stock awarded prior to the Merger under Legacy Hornbeck's management incentive plan adopted on September 4, 2020, pursuant to the terms of the plan and after the expiration of the applicable lock-up period and cooling-off period.	August 31, 2027	139,637

†    Mr. Hornbeck's plan was subsequently terminated on November 9, 2026. No shares of Company common stock were sold under the plan prior to termination.
*    Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
**    Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6—Exhibits

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger, dated as of April 22, 2026, by and among Helix Energy Solutions Group, Inc., Odyssey Sub, Inc., Hercules Sub LLC and Hornbeck Offshore Services, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2026
3.1	Certificate of Incorporation of Hornbeck Offshore Services, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
3.2	Certificate of Amendment to Certificate of Incorporation of Hornbeck Offshore Services, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
3.3	Amended and Restated Bylaws of Hornbeck Offshore Services, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
4.1
Amended and Restated Jones Act Warrant Agreement, dated as of September 1, 2026, by and among Hercules Sub LLC (as successor by merger to Hornbeck Offshore Services, Inc.), Hornbeck Offshore Services, Inc. (f/k/a Helix Energy Solutions Group, Inc.) and Equiniti Trust Company, LLC, as warrant agent
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
4.2
Amended and Restated Jones Act Anti-Dilution Warrant Agreement, dated as of September 1, 2026, by and among Hercules Sub LLC (as successor by merger to Hornbeck Offshore Services, Inc.), Hornbeck Offshore Services, Inc. (f/k/a Helix Energy Solutions Group, Inc.) and Equiniti Trust Company, LLC, as warrant agent
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
10.1
First Amendment to Second Lien Term Loan Credit Agreement, dated as of August 28, 2026, by and among Hornbeck Offshore Services, Inc. (as predecessor by merger to Hercules Sub LLC), the lenders party thereto and Stonebriar Commercial Finance LLC, as administrative agent
Filed herewith
**10.2
First Incremental Facility Amendment, dated as of August 28, 2026, by and among Hornbeck Offshore Services, Inc. (as predecessor by merger to Hercules Sub LLC), the guarantors party thereto, the financial institutions as lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent
Filed herewith
**10.3
Second Amendment to Credit Agreement, dated as of August 28, 2026, by and among Hornbeck Offshore Services, Inc. (as predecessor by merger to Hercules Sub LLC), the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent
Filed herewith
10.4†	Consulting Agreement between Helix Energy Solutions Group, Inc. and Owen Kratz, dated as of August 31, 2026	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
10.5†	Second Amended and Restated Employment Agreement, dated as of September 1, 2026, by and among Hornbeck Offshore Services, Inc., Hornbeck Offshore Operators, LLC, and Todd M. Hornbeck	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026

10.6†	Form of Employment Agreement for Executive Officers	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026.
10.7†	Employment Agreement, dated as of September 1, 2026, by and among Hornbeck Offshore Services, Inc., Hornbeck Offshore Operators, LLC, and Robert P. Adams	Filed herewith
10.8†	Employment Agreement, dated as of September 1, 2026, by and among Hornbeck Offshore Services, Inc., Hornbeck Offshore Operators, LLC, and Samuel A. Giberga	Filed herewith
10.9†	Employment Agreement, dated as of September 1, 2026, by and among Hornbeck Offshore Services, Inc., Hornbeck Offshore Operators, LLC, and Scotty Sparks	Filed herewith
10.10†	Employment Agreement, dated as of September 1, 2026, by and among Hornbeck Offshore Services, Inc., Hornbeck Offshore Operators, LLC, and Ben Todd	Filed herewith
10.11†	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026
10.12†	Hornbeck Offshore Services, Inc. 2026 Omnibus Inducement Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.13†	Performance-Based Restricted Stock Unit Grant Notice and Award Agreement by and between Hornbeck Offshore Services, Inc., and Todd M. Hornbeck	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.14†	Hornbeck Offshore Services, Inc. 2005 Long Term Incentive Plan (as amended and restated)	Filed herewith
10.15†	Form of Restricted Stock Unit Grant Notice and Award Agreement for Executive Officers under the Hornbeck Offshore Services, Inc. 2005 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.16†	Form of Non-Qualified Stock Option Grant Notice and Award Agreement for Executive Officers under the Hornbeck Offshore Services, Inc. 2005 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.17†	Form of Cash Award Notice and Award Agreement for Executive Officers under the Hornbeck Offshore Services, Inc. 2005 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.18†	2020 Management Incentive Plan of Hornbeck Offshore Services, Inc. (as amended)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 1, 2026
10.19†	Restricted Stock Unit Award Agreement, dated as of August 31, 2026, by and between Hornbeck Offshore Services, Inc., and Todd M. Hornbeck	Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 1, 2026
10.20†	Hornbeck Offshore Services, Inc. Employee Stock Purchase Plan (as amended and restated)	Filed herewith
10.21†	Hornbeck Offshore Services, Inc. Director Compensation Policy	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026
10.22†	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement under the Hornbeck Offshore Services, Inc. 2005 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2026

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Hornbeck Offshore Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

** Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the Securities and Exchange Commission upon its request.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hornbeck Offshore Services, Inc.

Date: November 9, 2026	/s/ Todd M. Hornbeck
Todd M. Hornbeck
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	/s/ R. Potter Adams
R. Potter Adams
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2026	/s/ Brian M. Cook
Brian M. Cook
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)